Form 10-Q
period 2018-09-30
BB&T CORP
filed 2018-10-26
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2018
Commission File Number: 1-10853
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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
At September 30, 2018, 770,619,748 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2018 Repurchase Plan	Plan for the repurchase of up to $1.7 billion of BB&T's common stock for the one-year period ended June 30, 2019
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BU	Business Unit
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	United States Department of Labor
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTE	Full-time equivalent employee
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC

BB&T Corporation 1

Term	Definition
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
IDI	Insured depository institution
IH&PF	Insurance Holdings and Premium Finance, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
Regions Insurance	Regions Insurance Group, acquired by BB&T effective July 2, 2018
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

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

BB&T Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$2,123	$2,243
Interest-bearing deposits with banks	748	343
Cash equivalents	135	127
Restricted cash	147	370
AFS securities at fair value	24,286	24,547
HTM securities (fair value of $20,263 and $22,837 at September 30, 2018 and December 31, 2017, respectively)	21,082	23,027
LHFS at fair value	1,022	1,099
Loans and leases	146,690	143,701
ALLL	(1,538)	(1,490)
Loans and leases, net of ALLL	145,152	142,211
Premises and equipment	2,154	2,055
Goodwill	9,832	9,618
CDI and other intangible assets	789	711
MSRs at fair value	1,179	1,056
Other assets	14,236	14,235
Total assets	$222,885	$221,642
Liabilities
Deposits	$154,556	$157,371
Short-term borrowings	9,652	4,938
Long-term debt	23,236	23,648
Accounts payable and other liabilities	5,434	5,990
Total liabilities	192,878	191,947
Commitments and contingencies (Note 12)
Shareholders' Equity
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,853	3,910
Additional paid-in capital	7,221	7,893
Retained earnings	17,673	16,259
AOCI, net of deferred income taxes	(1,852)	(1,467)
Noncontrolling interests	59	47
Total shareholders' equity	30,007	29,695
Total liabilities and shareholders' equity	$222,885	$221,642
Common shares outstanding	770,620	782,006
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

4 BB&T Corporation

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Interest and fees on loans and leases	$1,772	$1,591	$5,064	$4,632
Interest and dividends on securities	283	276	868	806
Interest on other earning assets	14	10	52	38
Total interest income	2,069	1,877	5,984	5,476
Interest Expense
Interest on deposits	172	91	438	240
Interest on short-term borrowings	29	15	72	22
Interest on long-term debt	181	124	497	323
Total interest expense	382	230	1,007	585
Net Interest Income	1,687	1,647	4,977	4,891
Provision for credit losses	135	126	420	409
Net Interest Income After Provision for Credit Losses	1,552	1,521	4,557	4,482
Noninterest Income
Insurance income	448	397	1,365	1,336
Service charges on deposits	183	179	527	523
Mortgage banking income	79	114	272	311
Investment banking and brokerage fees and commissions	116	103	338	299
Trust and investment advisory revenues	71	68	215	206
Bankcard fees and merchant discounts	72	70	213	204
Checkcard fees	56	54	165	159
Operating lease income	37	36	110	109
Income from bank-owned life insurance	27	28	88	89
Other income	150	117	347	321
Securities gains (losses), net
Gross realized gains	—	17	1	17
Gross realized losses	—	(17)	—	(17)
OTTI charges	—	—	—	—
Non-credit portion recognized in OCI	—	—	—	—
Total securities gains (losses), net	—	—	1	—
Total noninterest income	1,239	1,166	3,641	3,557
Noninterest Expense
Personnel expense	1,104	1,051	3,217	3,154
Occupancy and equipment expense	189	198	570	589
Software expense	70	62	202	177
Outside IT services	33	34	97	122
Regulatory charges	37	40	116	115
Amortization of intangibles	33	34	97	108
Loan-related expense	28	32	83	98
Professional services	33	27	95	87
Merger-related and restructuring charges, net	18	47	70	93
Loss (gain) on early extinguishment of debt	—	—	—	392
Other expense	197	220	601	654
Total noninterest expense	1,742	1,745	5,148	5,589
Earnings
Income before income taxes	1,049	942	3,050	2,450
Provision for income taxes	210	294	598	702
Net income	839	648	2,452	1,748
Noncontrolling interests	7	8	13	12
Dividends on preferred stock	43	43	130	130
Net income available to common shareholders	$789	$597	$2,309	$1,606
Basic EPS	$1.02	$0.75	$2.98	$2.00
Diluted EPS	$1.01	$0.74	$2.94	$1.97
Cash dividends declared per share	$0.405	$0.330	$1.155	$0.930
Basic weighted average shares outstanding	771,562	794,558	775,642	804,424
Diluted weighted average shares outstanding	781,867	806,124	786,140	816,029

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$839	$648	$2,452	$1,748
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	(12)	8	15	29
Change in unrealized net gains (losses) on cash flow hedges	20	9	124	(27)
Change in unrealized net gains (losses) on AFS securities	(155)	18	(522)	90
Other, net	1	2	(2)	4
Total OCI	(146)	37	(385)	96
Total comprehensive income	$693	$685	$2,067	$1,844
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(5)	$3	$4	$17
Change in unrealized net gains (losses) on cash flow hedges	6	5	40	(16)
Change in unrealized net gains (losses) on AFS securities	(48)	9	(163)	51
Other, net	—	—	1	—

The accompanying notes are an integral part of these consolidated financial statements.

6 BB&T Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2017	809,475	$3,053	$4,047	$9,104	$14,809	$(1,132)	$45	$29,926
Net income	—	—	—	—	1,736	—	12	1,748
OCI	—	—	—	—	—	96	—	96
Issued in connection with equity awards, net	7,201	—	37	67	—	—	—	104
Repurchase of common stock	(27,755)	—	(139)	(1,101)	—	—	—	(1,240)
Cash dividends declared on common stock	—	—	—	—	(747)	—	—	(747)
Cash dividends declared on preferred stock	—	—	—	—	(130)	—	—	(130)
Equity-based compensation expense	—	—	—	109	—	—	—	109
Other, net	—	—	—	13	(12)	—	(14)	(13)
Balance, September 30, 2017	788,921	$3,053	$3,945	$8,192	$15,656	$(1,036)	$43	$29,853
Balance, January 1, 2018	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Net income	—	—	—	—	2,439	—	13	2,452
OCI	—	—	—	—	—	(385)	—	(385)
Issued in connection with equity awards, net	4,163	—	21	(22)	—	—	—	(1)
Repurchase of common stock	(15,549)	—	(78)	(752)	—	—	—	(830)
Cash dividends declared on common stock	—	—	—	—	(895)	—	—	(895)
Cash dividends declared on preferred stock	—	—	—	—	(130)	—	—	(130)
Equity-based compensation expense	—	—	—	113	—	—	—	113
Other, net	—	—	—	(11)	—	—	(1)	(12)
Balance, September 30, 2018	770,620	$3,053	$3,853	$7,221	$17,673	$(1,852)	$59	$30,007

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$2,452	$1,748
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	420	409
Depreciation	316	305
Loss (gain) on early extinguishment of debt	—	392
Amortization of intangibles	97	108
Equity-based compensation expense	113	109
(Gain) loss on securities, net	(1)	—
Net change in operating assets and liabilities:
LHFS	77	499
Trading and equity securities	(503)	(341)
Other assets, accounts payable and other liabilities	221	(342)
Other, net	(214)	72
Net cash from operating activities	2,978	2,959
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	294	4,896
Proceeds from maturities, calls and paydowns of AFS securities	2,919	3,707
Purchases of AFS securities	(3,630)	(4,700)
Proceeds from maturities, calls and paydowns of HTM securities	1,919	1,845
Purchases of HTM securities	(39)	(8,640)
Originations and purchases of loans and leases, net of principal collected	(3,657)	(121)
Other, net	(539)	(189)
Net cash from investing activities	(2,733)	(3,202)
Cash Flows From Financing Activities:
Net change in deposits	(2,806)	(4,084)
Net change in short-term borrowings	4,714	6,510
Proceeds from issuance of long-term debt	1,770	5,500
Repayment of long-term debt	(1,845)	(6,984)
Repurchase of common stock	(830)	(1,240)
Cash dividends paid on common stock	(895)	(747)
Cash dividends paid on preferred stock	(130)	(130)
Other, net	(153)	121
Net cash from financing activities	(175)	(1,054)
Net Change in Cash, Cash Equivalents and Restricted Cash	70	(1,297)
Cash, Cash Equivalents and Restricted Cash, January 1	3,083	4,424
Cash, Cash Equivalents and Restricted Cash, September 30	$3,153	$3,127
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$948	$540
Income taxes	(34)	276
Noncash investing activities:
Transfers of loans to foreclosed assets	183	203

The accompanying notes are an integral part of these consolidated financial statements.

8 BB&T Corporation

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

Derivative Financial Instruments

In conjunction with the adoption of new hedge accounting guidance in the first quarter of 2018, the shortcut method was added to the methods BB&T uses to assess effectiveness. The selection of hedge effectiveness methods depends on the facts and circumstances specific to each hedge. The shortcut method is applied to hedges with matched terms that permit the assumption of perfect offset. For hedges that are not eligible for the shortcut method, an initial quantitative analysis is performed to demonstrate that the hedges are expected to be highly effective in offsetting corresponding changes in either the fair value or cash flows of the hedged item. At least quarterly thereafter, qualitative analyses are performed to ensure that each hedge remains highly effective. When applicable, quantitative analyses, referred to as a long-haul methodology, are performed and include techniques such as regression analysis and hypothetical derivatives.

Revenue Recognition

In addition to lending and related activities, BB&T offers various services to customers that generate revenue. Contract performance typically occurs in one year or less. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of September 30, 2018, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

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

BB&T Corporation 9

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard/Adoption Date	Description	Effects on the Financial Statements
Standards Adopted During the Current Year
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
BB&T expects assets and liabilities will increase $800 million to $1.2 billion, with no material impact to its Consolidated Statements of Income. BB&T expects to adopt on a prospective basis.
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

BB&T expects that the ACL could be materially higher; however, the magnitude of the increase and its impact has not yet been quantified and depends on economic conditions at the time of adoption. Implementation efforts continue with the development, testing and refinement of core models, including the impact of various economic scenarios and reversion techniques, sourcing of data for disclosure requirements, monitoring of guidance interpretation, and consideration of relevant internal processes and controls.

10 BB&T Corporation

NOTE 2. Securities

In conjunction with the adoption of new accounting standards, an immaterial amount of HTM securities was transferred to AFS securities and an immaterial amount of equity securities was transferred from AFS securities to other assets in the first quarter of 2018. The following tables summarize AFS and HTM securities:

September 30, 2018 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,505	$—	$127	$2,378
GSE	210	—	12	198
Agency MBS	21,582	3	1,213	20,372
States and political subdivisions	764	24	17	771
Non-agency MBS	335	194	—	529
Other	37	1	—	38
Total AFS securities	$25,433	$222	$1,369	$24,286
HTM securities:
U.S. Treasury	$1,099	$—	$15	$1,084
GSE	2,199	—	71	2,128
Agency MBS	17,775	31	764	17,042
States and political subdivisions	8	—	—	8
Other	1	—	—	1
Total HTM securities	$21,082	$31	$850	$20,263

December 31, 2017 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,368	$—	$77	$2,291
GSE	187	—	8	179
Agency MBS	20,683	8	590	20,101
States and political subdivisions	1,379	37	24	1,392
Non-agency MBS	384	192	—	576
Other	8	—	—	8
Total AFS securities	$25,009	$237	$699	$24,547
HTM securities:
U.S. Treasury	$1,098	$8	$—	$1,106
GSE	2,198	11	22	2,187
Agency MBS	19,660	33	222	19,471
States and political subdivisions	28	—	—	28
Other	43	2	—	45
Total HTM securities	$23,027	$54	$244	$22,837

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at September 30, 2018. The FNMA investments had total amortized cost and fair value of $13.6 billion and $12.9 billion, respectively. The FHLMC investments had total amortized cost and fair value of $9.9 billion and $9.4 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans.

	AFS		HTM
September 30, 2018 (Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$481	$479	$1	$1
Due after one year through five years	2,114	1,991	3,190	3,109
Due after five years through ten years	561	547	687	660
Due after ten years	22,277	21,269	17,204	16,493
Total debt securities	$25,433	$24,286	$21,082	$20,263

BB&T Corporation 11

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2018 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$452	$8	$1,926	$119	$2,378	$127
GSE	33	1	165	11	198	12
Agency MBS	4,052	111	15,949	1,102	20,001	1,213
States and political subdivisions	146	1	272	16	418	17
Total	$4,683	$121	$18,312	$1,248	$22,995	$1,369
HTM securities:
U.S. Treasury	$1,084	$15	$—	$—	$1,084	$15
GSE	900	24	1,081	47	1,981	71
Agency MBS	6,869	266	8,549	498	15,418	764
Total	$8,853	$305	$9,630	$545	$18,483	$850

	Less than 12 months		12 months or more		Total
December 31, 2017 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$634	$4	$1,655	$73	$2,289	$77
GSE	9	—	170	8	179	8
Agency MBS	5,077	64	13,920	526	18,997	590
States and political subdivisions	201	1	355	23	556	24
Total	$5,921	$69	$16,100	$630	$22,021	$699
HTM securities:
GSE	$1,470	$12	$290	$10	$1,760	$22
Agency MBS	10,880	77	4,631	145	15,511	222
Total	$12,350	$89	$4,921	$155	$17,271	$244

Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

NOTE 3. Loans and ACL

The following tables present loans and leases HFI by aging category:

	Accruing
September 30, 2018 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$59,449	$35	$—	$238	$59,722
CRE	21,416	4	—	46	21,466
Lease financing	2,021	1	—	6	2,028
Retail:
Residential mortgage	29,824	510	367	120	30,821
Direct	11,498	59	6	55	11,618
Indirect	16,972	418	6	72	17,468
Revolving credit	3,031	27	12	—	3,070
PCI	436	21	40	—	497
Total	$144,647	$1,075	$431	$537	$146,690

12 BB&T Corporation

	Accruing
December 31, 2017	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$58,852	$41	$1	$259	$59,153
CRE	21,209	8	1	45	21,263
Lease financing	1,906	4	—	1	1,911
Retail:
Residential mortgage	27,659	472	465	129	28,725
Direct	11,756	65	6	64	11,891
Indirect	16,745	412	6	72	17,235
Revolving credit	2,837	23	12	—	2,872
PCI	567	27	57	—	651
Total	$141,531	$1,052	$548	$570	$143,701

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off rather than reclassifying to nonperforming:

	September 30, 2018			December 31, 2017
(Dollars in millions)	Commercial & Industrial	CRE	Lease Financing	Commercial & Industrial	CRE	Lease Financing
Commercial:
Pass	$58,609	$21,122	$2,016	$57,700	$20,862	$1,881
Special mention	173	57	2	268	48	6
Substandard-performing	702	241	4	926	308	23
Nonperforming	238	46	6	259	45	1
Total	$59,722	$21,466	$2,028	$59,153	$21,263	$1,911

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$30,701	$11,563	$17,396	$28,596	$11,827	$17,163
Nonperforming	120	55	72	129	64	72
Total	$30,821	$11,618	$17,468	$28,725	$11,891	$17,235

The following tables present activity in the ACL:

Three Months Ended September 30, 2017 (Dollars in millions)	Balance at Jul 1, 2017	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2017
Commercial:
Commercial and industrial	$515	$(13)	$8	$7	$517
CRE	166	(4)	3	—	165
Lease financing	9	(2)	1	2	10
Retail:
Residential mortgage	211	(7)	—	3	207
Direct	100	(16)	6	11	101
Indirect	353	(103)	14	86	350
Revolving credit	101	(17)	4	13	101
PCI	30	(1)	—	(2)	27
ALLL	1,485	(163)	36	120	1,478
RUFC	117	—	—	6	123
ACL	$1,602	$(163)	$36	$126	$1,601

BB&T Corporation 13

Three Months Ended September 30, 2018 (Dollars in millions)	Balance at Jul 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2018
Commercial:
Commercial and industrial	$535	$(28)	$13	$21	$541
CRE	191	—	1	(1)	191
Lease financing	10	(1)	—	1	10
Retail:
Residential mortgage	221	(4)	—	8	225
Direct	97	(17)	6	11	97
Indirect	353	(94)	15	79	353
Revolving credit	105	(20)	4	22	111
PCI	18	(2)	—	(6)	10
ALLL	1,530	(166)	39	135	1,538
RUFC	110	—	—	—	110
ACL	$1,640	$(166)	$39	$135	$1,648

Nine Months Ended September 30, 2017 (Dollars in millions)	Balance at Jan 1, 2017	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2017
Commercial:
Commercial and industrial	$530	$(72)	$24	$35	$517
CRE	145	(8)	12	16	165
Lease financing	7	(4)	1	6	10
Retail:
Residential mortgage	227	(39)	1	18	207
Direct	103	(46)	19	25	101
Indirect	327	(298)	47	274	350
Revolving credit	106	(57)	14	38	101
PCI	44	(1)	—	(16)	27
ALLL	1,489	(525)	118	396	1,478
RUFC	110	—	—	13	123
ACL	$1,599	$(525)	$118	$409	$1,601

Nine Months Ended September 30, 2018 (Dollars in millions)	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2018
Commercial:
Commercial and industrial	$522	$(74)	$32	$61	$541
CRE	160	(8)	4	35	191
Lease financing	9	(3)	1	3	10
Retail:
Residential mortgage	209	(13)	1	28	225
Direct	106	(53)	18	26	97
Indirect	348	(283)	47	241	353
Revolving credit	108	(62)	14	51	111
PCI	28	(2)	—	(16)	10
ALLL	1,490	(498)	117	429	1,538
RUFC	119	—	—	(9)	110
ACL	$1,609	$(498)	$117	$420	$1,648
14 BB&T Corporation

The following table provides a summary of loans that are collectively evaluated for impairment:

	September 30, 2018		December 31, 2017
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$59,380	$513	$58,804	$494
CRE	21,383	182	21,173	154
Lease financing	2,022	10	1,910	9
Retail:
Residential mortgage	29,980	160	27,914	143
Direct	11,549	92	11,815	98
Indirect	17,154	298	16,935	296
Revolving credit	3,042	101	2,842	97
PCI	497	10	651	28
Total	$145,007	$1,366	$142,044	$1,319

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Nine Months Ended September 30, 2018 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$358	$137	$205	$28	$354	$4
CRE	94	17	66	9	94	1
Lease financing	7	4	2	—	8	—
Retail:
Residential mortgage	889	133	708	65	832	26
Direct	89	26	43	5	72	3
Indirect	322	6	308	55	301	34
Revolving credit	28	—	28	10	29	1
Total	$1,787	$323	$1,360	$172	$1,690	$69

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2017 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$381	$136	$213	$28	$424	$6
CRE	91	26	64	6	109	3
Lease financing	1	—	1	—	3	—
Retail:
Residential mortgage	860	132	679	67	895	37
Direct	99	22	54	8	78	4
Indirect	308	6	294	52	269	41
Revolving credit	30	—	30	10	29	1
Total	$1,770	$322	$1,335	$171	$1,807	$92

BB&T Corporation 15

The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
Performing TDRs:
Commercial:
Commercial and industrial	$56	$50
CRE	12	16
Lease financing	—	—
Retail:
Residential mortgage	643	605
Direct	56	62
Indirect	295	281
Revolving credit	28	29
Total performing TDRs	1,090	1,043
Nonperforming TDRs (also included in NPL disclosures)	176	189
Total TDRs	$1,266	$1,232
ALLL attributable to TDRs	$143	$142

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	2018			2017
Three Months Ended September 30, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$39	$3	$—	$17	$36	$1
CRE	—	1	—	—	5	—
Retail:
Residential mortgage	53	7	3	79	17	5
Direct	2	1	—	2	1	—
Indirect	52	1	6	62	1	8
Revolving credit	4	—	1	5	—	1
Re-modification of previously designated TDRs	13	1	—	63	4	—

	2018			2017
Nine Months Ended September 30, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$69	$46	$—	$72	$92	$3
CRE	27	3	—	14	10	1
Retail:
Residential mortgage	193	22	12	289	29	21
Direct	6	2	—	7	3	—
Indirect	139	3	16	140	5	16
Revolving credit	13	—	3	14	—	3
Re-modification of previously designated TDRs	65	11	—	148	26	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $19 million and $26 million for the three months ended September 30, 2018 and 2017, respectively, and $55 million and $71 million for the nine months ended September 30, 2018 and 2017, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

Unearned income, discounts and net deferred loan fees and costs were immaterial. Residential mortgage loans in the process of foreclosure were $258 million at September 30, 2018 and $288 million at December 31, 2017.

16 BB&T Corporation

NOTE 4. Goodwill and Other Intangible Assets

On July 2, 2018, BB&T acquired Regions Insurance from Regions Financial Corporation, which resulted in $215 million of goodwill and $175 million of identifiable intangible assets in the IH&PF segment. The intangible assets are being amortized over a weighted average term of 14.5 years based upon the estimated economic benefits received. All of the goodwill and identifiable intangible assets are deductible for tax purposes.

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$605	$(448)	$157	$605	$(409)	$196
Other, primarily customer relationship intangibles	1,340	(708)	632	1,211	(696)	515
Total	$1,945	$(1,156)	$789	$1,816	$(1,105)	$711

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
UPB of residential mortgage and home equity loan servicing portfolio	$119,460	$118,424
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	88,323	89,124
Mortgage loans sold with recourse	436	490
Maximum recourse exposure from mortgage loans sold with recourse liability	231	251
Indemnification, recourse and repurchase reserves	30	37

As of / For the Nine Months Ended September 30, (Dollars in millions)	2018	2017
UPB of residential mortgage loans sold from LHFS	$8,436	$9,478
Pre-tax gains recognized on mortgage loans sold and held for sale	98	114
Servicing fees recognized from mortgage loans serviced for others	191	197
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.03	4.00

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Nine Months Ended September 30, (Dollars in millions)	2018	2017
Residential MSRs, carrying value, January 1	$914	$915
Additions	96	93
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	47	(56)
OAS	70	47
Servicing costs	—	9
Realization of expected net servicing cash flows, passage of time and other	(104)	(104)
Residential MSRs, carrying value, September 30	$1,023	$904
Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$(119)	$12

BB&T Corporation 17

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2018			December 31, 2017
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	8.5%	9.5%	8.8%	7.1%	10.1%	9.1%
Effect on fair value of a 10% increase			$(33)			$(31)
Effect on fair value of a 20% increase			(64)			(60)
OAS	6.5%	7.0%	6.6%	8.4%	8.9%	8.5%
Effect on fair value of a 10% increase			$(25)			$(28)
Effect on fair value of a 20% increase			(49)			(54)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.1%
Adjustable-rate residential mortgage loans			0.8			0.9
Total			100.0%			100.0%
Weighted average life			6.6 years			6.4 years

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
UPB of CRE mortgages serviced for others	$27,323	$28,441
CRE mortgages serviced for others covered by recourse provisions	4,635	4,153
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,295	1,218
Recorded reserves related to recourse exposure	6	5
CRE mortgages originated during the year-to-date period	4,880	6,753
Commercial MSRs at fair value	156	142

NOTE 6. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
Noninterest-bearing deposits	$53,646	$53,767
Interest checking	26,590	27,677
Money market and savings	61,597	62,757
Time deposits	12,723	13,170
Total deposits	$154,556	$157,371
Time deposits greater than $250,000	$1,908	$2,622

18 BB&T Corporation

NOTE 7. Long-Term Debt

The following table presents a summary of long-term debt:

	Sep 30, 2018							Dec 31, 2017
				Stated Rate		Effective Rate	Carrying Amount	Carrying Amount
(Dollars in millions)	Maturity			Min	Max
BB&T Corporation:
Fixed rate senior notes	2019	to	2025	2.05%	6.85%	3.58%	$9,340	$8,562
Floating rate senior notes	2019		2022	2.56	3.05	2.93	2,397	2,547
Fixed rate subordinated notes	2019		2022	3.95	5.25	2.69	903	933
Branch Bank:
Fixed rate senior notes	2019		2022	1.45	2.85	3.32	4,859	5,653
Floating rate senior notes	2019		2020	2.54	2.87	2.81	1,149	1,149
Fixed rate subordinated notes	2025		2026	3.63	3.80	4.35	2,016	2,119
FHLB advances (1)	2018		2034	—	5.50	2.54	2,437	2,480
Other long-term debt							135	205
Total long-term debt							$23,236	$23,648

(1)	FHLB advances had a weighted average maturity of 3.1 years at September 30, 2018.

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

NOTE 8. Shareholders' Equity

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2018	12,948	$33.90
Granted	3,418	49.10
Vested	(3,573)	33.63
Forfeited	(231)	36.83
Nonvested at September 30, 2018	12,562	38.06

BB&T Corporation 19

NOTE 9. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans, and unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended September 30, 2018 and 2017 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, July 1, 2017	$(743)	$(128)	$(187)	$(15)	$(1,073)
OCI before reclassifications, net of tax	1	1	19	2	23
Amounts reclassified from AOCI:
Before tax	11	13	(2)	—	22
Tax effect	4	5	(1)	—	8
Amounts reclassified, net of tax	7	8	(1)	—	14
Total OCI, net of tax	8	9	18	2	37
AOCI balance, September 30, 2017	$(735)	$(119)	$(169)	$(13)	$(1,036)
AOCI balance, July 1, 2018	$(977)	$12	$(723)	$(18)	$(1,706)
OCI before reclassifications, net of tax	(27)	20	(162)	1	(168)
Amounts reclassified from AOCI:
Before tax	19	—	9	—	28
Tax effect	4	—	2	—	6
Amounts reclassified, net of tax	15	—	7	—	22
Total OCI, net of tax	(12)	20	(155)	1	(146)
AOCI balance, September 30, 2018	$(989)	$32	$(878)	$(17)	$(1,852)

Nine Months Ended September 30, 2018 and 2017 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2017	$(764)	$(92)	$(259)	$(17)	$(1,132)
OCI before reclassifications, net of tax	—	(26)	99	4	77
Amounts reclassified from AOCI:
Before tax	46	(1)	(15)	—	30
Tax effect	17	—	(6)	—	11
Amounts reclassified, net of tax	29	(1)	(9)	—	19
Total OCI, net of tax	29	(27)	90	4	96
AOCI balance, September 30, 2017	$(735)	$(119)	$(169)	$(13)	$(1,036)
AOCI balance, January 1, 2018	$(1,004)	$(92)	$(356)	$(15)	$(1,467)
OCI before reclassifications, net of tax	(27)	113	(544)	(3)	(461)
Amounts reclassified from AOCI:
Before tax	55	14	29	1	99
Tax effect	13	3	7	—	23
Amounts reclassified, net of tax	42	11	22	1	76
Total OCI, net of tax	15	124	(522)	(2)	(385)
AOCI balance, September 30, 2018	$(989)	$32	$(878)	$(17)	$(1,852)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Net interest income	Net interest income

NOTE 10. Income Taxes

The effective tax rates for the three months ended September 30, 2018 and 2017 were 20.0% and 31.2%, respectively. The effective tax rate for the three months ended September 30, 2018 was lower than the corresponding period in 2017 primarily due to the lower federal income tax rate enacted with tax reform in December of 2017.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 19.6% and 28.7%, respectively. The effective tax rate for the nine months ended September 30, 2018 was lower than the corresponding period in 2017 primarily due to the lower federal income tax rate. The earlier period also included the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt.

20 BB&T Corporation

NOTE 11. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Location	2018	2017	2018	2017
Service cost	Personnel expense	$59	$47	$179	$152
Interest cost	Other expense	50	48	150	144
Estimated return on plan assets	Other expense	(112)	(93)	(336)	(278)
Amortization and other	Other expense	21	18	60	57
Net periodic benefit cost		$18	$20	$53	$75

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $169 million were made during the nine months ended September 30, 2018. There are no required contributions for the remainder of 2018.

NOTE 12. Commitments and Contingencies

The following table summarizes certain commitments and contingencies. Refer to Note 13. Fair Value Disclosures for amounts related to off-balance sheet financial instruments.

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
Investments in affordable housing projects:
Carrying amount	$2,083	$1,948
Amount of future funding commitments included in carrying amount	955	928
Lending exposure	472	561
Tax credits subject to recapture	501	471
Private equity investments:
Carrying amount	491	471
Amount of future funding commitments not included in carrying amount	365	143

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

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
Pledged securities	$13,065	$14,636
Pledged loans	76,610	74,718

BB&T Corporation 21

NOTE 13. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2018 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$2,378	$—	$2,378	$—
GSE	198	—	198	—
Agency MBS	20,372	—	20,372	—
States and political subdivisions	771	—	771	—
Non-agency MBS	529	—	122	407
Other	38	—	38	—
Total AFS securities	24,286	—	23,879	407
LHFS	1,022	—	1,022	—
MSRs	1,179	—	—	1,179
Other assets:
Trading and equity securities	1,136	464	672	—
Derivative assets	186	—	183	3
Private equity investments	427	—	—	427
Total assets	$28,236	$464	$25,756	$2,016
Liabilities:
Derivative liabilities	$439	$—	$435	$4
Securities sold short	145	—	145	—
Total liabilities	$584	$—	$580	$4

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$2,291	$—	$2,291	$—
GSE	179	—	179	—
Agency MBS	20,101	—	20,101	—
States and political subdivisions	1,392	—	1,392	—
Non-agency MBS	576	—	144	432
Other	8	6	2	—
Total AFS securities	24,547	6	24,109	432
LHFS	1,099	—	1,099	—
MSRs	1,056	—	—	1,056
Other assets:
Trading and equity securities	633	363	270	—
Derivative assets	443	—	437	6
Private equity investments	404	—	—	404
Total assets	$28,182	$369	$25,915	$1,898
Liabilities:
Derivative liabilities	$714	$—	$711	$3
Securities sold short	120	—	120	—
Total liabilities	$834	$—	$831	$3

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

BB&T Corporation 23

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended September 30, 2018 and 2017 (Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at July 1, 2017	$474	$1,052	$3	$394
Total realized and unrealized gains (losses):
Included in earnings	8	4	11	21
Included in unrealized net holding gains (losses) in OCI	(7)	—	—	—
Purchases	—	—	—	9
Issuances	—	30	15	—
Sales	—	—	—	(11)
Settlements	(18)	(42)	(24)	—
Balance at September 30, 2017	$457	$1,044	$5	$413
Balance at July 1, 2018	$425	$1,143	$4	$399
Total realized and unrealized gains (losses):
Included in earnings	2	36	6	35
Included in unrealized net holding gains (losses) in OCI	(7)	—	—	—
Purchases	—	—	—	18
Issuances	—	42	5	—
Sales	—	—	—	(7)
Settlements	(13)	(42)	(16)	(18)
Balance at September 30, 2018	$407	$1,179	$(1)	$427
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2018	$1	$36	$(1)	$34

Nine Months Ended September 30, 2018 and 2017 (Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2017	$507	$1,052	$(13)	$362
Total realized and unrealized gains (losses):
Included in earnings	31	24	30	26
Included in unrealized net holding gains (losses) in OCI	(27)	—	—	—
Purchases	—	—	—	84
Issuances	—	93	39	—
Sales	—	—	—	(41)
Settlements	(54)	(125)	(51)	(5)
Transfers out of Level 3	—	—	—	(13)
Balance at September 30, 2017	$457	$1,044	$5	$413
Balance at January 1, 2018	$432	1,056	$3	$404
Total realized and unrealized gains (losses):
Included in earnings	8	127	7	46
Included in unrealized net holding gains (losses) in OCI	7	—	—	—
Purchases	—	—	—	45
Issuances	—	125	11	—
Sales	—	—	—	(31)
Settlements	(40)	(129)	(22)	(37)
Balance at September 30, 2018	$407	$1,179	$(1)	$427
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2018	$7	$127	$(1)	$43
Primary income statement location of realized gains (losses) included in earnings	Interest income	Mortgage banking income	Mortgage banking income	Other income

24 BB&T Corporation

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At September 30, 2018, the fair value of Re-REMIC non-agency MBS represented a discount of 16.9% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2028, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of September 30, 2018, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 14x, with a weighted average of 9x, at September 30, 2018.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	September 30, 2018			December 31, 2017
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
LHFS at fair value	$1,022	$1,015	$7	$1,099	$1,084	$15

Excluding government guaranteed, LHFS that were nonperforming or 90 days or more past due and still accruing interest were not material at September 30, 2018.

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

	2018		2017
As of / For The Nine Months Ended September 30, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$185	$(31)	$198	$(18)
Foreclosed real estate	39	(171)	46	(192)

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

Contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of guarantees and letters of credit are estimated based on the counterparties' creditworthiness and average default rates for loan products with similar risks. These respective fair value measurements are categorized within Level 3 of the fair value hierarchy. Retail lending and revolving credit commitments have an immaterial fair value as BB&T typically has the ability to cancel such commitments.

Financial assets and liabilities not recorded at fair value are summarized below:

		September 30, 2018		December 31, 2017
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$21,082	$20,263	$23,027	$22,837
Loans and leases HFI, net of ALLL	Level 3	145,152	143,151	142,211	141,664
Financial liabilities:
Time deposits	Level 2	12,723	12,815	13,170	13,266
Long-term debt	Level 2	23,236	23,431	23,648	23,885

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	September 30, 2018		December 31, 2017
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$72,059	$275	$67,860	$259
Residential mortgage loans sold with recourse	436	4	490	5
Other loans sold with recourse	4,635	6	4,153	5
Letters of credit	2,406	19	2,466	21

26 BB&T Corporation

NOTE 14. Derivative Financial Instruments

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs. For client swaps, hedges are executed with dealer counterparties to offset market risk.

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

Impact of Derivatives on the Consolidated Balance Sheets

The fair values of derivative instruments are presented on a gross basis in other assets or other liabilities in the Consolidated Balance Sheets. Master netting arrangements allow counterparties to offset certain net derivative assets and liabilities with a defaulting party in determining the net termination amount. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a daily basis to secure the aggregate net exposure. Cash collateral is recorded in restricted cash and interest-bearing deposits in the Consolidated Balance Sheet. BB&T utilizes LCH Limited to clear swaps that are required to be cleared under the Dodd-Frank Act. Effective January 16, 2018, LCH Limited rules were modified to treat variation margin payments as settlements of exposure instead of collateral. At September 30, 2018, settlements are applied against the fair value of the related derivative contracts in the table below. The following table presents the notional amount and estimated fair value of derivative instruments:

BB&T Corporation 27

		September 30, 2018			December 31, 2017
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,500	$—	$—	$6,500	$—	$(126)
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	13,558	—	(155)	15,538	118	(166)
Options	Long-term debt	5,435	—	(1)	6,087	—	(1)
Pay fixed swaps	Commercial loans	521	3	—	416	5	(1)
Pay fixed swaps	Municipal securities	259	—	—	231	—	(76)
Total		19,773	3	(156)	22,272	123	(244)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		11,214	41	(239)	10,880	141	(61)
Pay fixed swaps		11,080	46	(22)	10,962	59	(155)
Other		1,233	4	(4)	1,658	4	(4)
Forward commitments		3,589	6	(5)	3,549	3	(2)
Foreign exchange contracts		588	3	(3)	470	3	(6)
Total		27,704	100	(273)	27,519	210	(228)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		885	3	(4)	1,308	7	(3)
When issued securities, forward rate agreements and forward commitments		2,398	12	(2)	3,124	4	(3)
Other		352	2	—	182	1	—
Total		3,635	17	(6)	4,614	12	(6)
MSRs:
Interest rate contracts:
Receive fixed swaps		3,901	—	—	4,498	15	(86)
Pay fixed swaps		2,674	—	—	3,418	32	(13)
Options		3,275	66	—	4,535	50	(11)
When issued securities, forward rate agreements and forward commitments		862	—	(4)	1,813	1	—
Other		76	—	—	3	—	—
Total		10,788	66	(4)	14,267	98	(110)
Total derivatives not designated as hedges		42,127	183	(283)	46,400	320	(344)
Total derivatives		$68,400	186	(439)	$75,172	443	(714)
Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(71)	71		(297)	297
Cash collateral (received) posted			(62)	112		(20)	344
Net amount			$53	$(256)		$126	$(73)

The following table presents additional information for fair value hedging relationships:

	September 30, 2018			December 31, 2017
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$485	$(3)	$55	$533	$64	$10
Loans and leases	568	(12)	(3)	511	(5)	—
Long-term debt	15,232	(269)	20	16,917	(49)	140

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Pre-tax gain (loss) recognized in OCI:
Deposits	$6		$35
Short-term borrowings	2		4
Long-term debt	18		111
Total	$26	$1	$150	$(42)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$1		(2)
Short-term borrowings	—		—
Long-term debt	(1)		(12)
Total	$—	$(13)	$(14)	$1

The following table summarizes the impact on net interest income related to fair value hedges, which consist of interest rate contracts. Prior period amounts and presentation were not conformed to new hedge accounting guidance that was adopted in 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
AFS securities:
Amounts related to interest settlements	$—		$(4)
Recognized on derivatives	4		20
Recognized on hedged items	(6)		(22)
Net income (expense) recognized	(2)	$(3)	(6)	$(10)
Loans and leases:
Amounts related to interest settlements	—		(1)
Recognized on derivatives	4		10
Recognized on hedged items	(4)		(10)
Net income (expense) recognized	—	—	(1)	(2)
Long-term debt:
Amounts related to interest settlements	(13)		(12)
Recognized on derivatives	(50)		(293)
Recognized on hedged items	62		329
Net income (expense) recognized	(1)	30	24	118
Net income (expense) recognized, total	$(3)	$27	$17	$106

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Location	2018	2017	2018	2017
Client-related and other risk management:
Interest rate contracts	Other noninterest income	$11	$11	$36	$38
Foreign exchange contracts	Other noninterest income	1	5	14	—
Mortgage banking:
Interest rate contracts	Mortgage banking income	7	(3)	3	(8)
MSRs:
Interest rate contracts	Mortgage banking income	(36)	10	(126)	13
Total		$(17)	$23	$(73)	$43

BB&T Corporation 29

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$41	$(96)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(9)	3
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	11	(25)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$(32)	$129
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	22	49

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

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2018	Dec 31, 2017
Dealer counterparties:
Cash collateral received from dealer counterparties	$65	$21
Derivatives in a net gain position secured by collateral received	64	22
Unsecured positions in a net gain with dealer counterparties after collateral postings	1	2
Cash collateral posted to dealer counterparties	114	172
Derivatives in a net loss position secured by collateral received	112	171
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	—	—
Central clearing parties:
Cash collateral, including initial margin, posted to central clearing parties	9	177
Derivatives in a net loss position	6	176
Securities pledged to central clearing parties	114	91

30 BB&T Corporation

NOTE 15. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2018	2017	2018	2017
Net income available to common shareholders	$789	$597	$2,309	$1,606
Weighted average number of common shares	771,562	794,558	775,642	804,424
Effect of dilutive outstanding equity-based awards	10,305	11,566	10,498	11,605
Weighted average number of diluted common shares	781,867	806,124	786,140	816,029
Basic EPS	$1.02	$0.75	$2.98	$2.00
Diluted EPS	$1.01	$0.74	$2.94	$1.97
Anti-dilutive awards	61	184	80	222

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

The following table presents result by segment:

Three Months Ended September 30, (Dollars in millions)	CB-Retail		CB-Commercial		FS&CF
	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$880	$863	$513	$451	$171	$154
Net intersegment interest income (expense)	77	38	58	90	26	24
Segment net interest income	957	901	571	541	197	178
Allocated provision for credit losses	121	116	18	—	5	9
Segment net interest income after provision	836	785	553	541	192	169
Noninterest income	346	362	109	107	308	289
Noninterest expense	664	675	263	295	312	296
Income (loss) before income taxes	518	472	399	353	188	162
Provision (benefit) for income taxes	127	176	89	123	39	50
Segment net income (loss)	$391	$296	$310	$230	$149	$112

	IH&PF		OT&C (1)		Total
	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$32	$25	$91	$154	$1,687	$1,647
Net intersegment interest income (expense)	(9)	(6)	(152)	(146)	—	—
Segment net interest income	23	19	(61)	8	1,687	1,647
Allocated provision for credit losses	1	1	(10)	—	135	126
Segment net interest income after provision	22	18	(51)	8	1,552	1,521
Noninterest income	452	401	24	7	1,239	1,166
Noninterest expense	416	389	87	90	1,742	1,745
Income (loss) before income taxes	58	30	(114)	(75)	1,049	942
Provision (benefit) for income taxes	15	12	(60)	(67)	210	294
Segment net income (loss)	$43	$18	$(54)	$(8)	$839	$648

BB&T Corporation 31

Nine Months Ended September 30, (Dollars in millions)	CB-Retail		CB-Commercial		FS&CF
	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$2,570	$2,558	$1,468	$1,287	$499	$429
Net intersegment interest income (expense)	196	111	182	286	63	102
Segment net interest income	2,766	2,669	1,650	1,573	562	531
Allocated provision for credit losses	353	363	97	50	(4)	(2)
Segment net interest income after provision	2,413	2,306	1,553	1,523	566	533
Noninterest income	1,039	1,046	322	318	912	866
Noninterest expense	2,004	2,030	771	922	925	883
Income (loss) before income taxes	1,448	1,322	1,104	919	553	516
Provision (benefit) for income taxes	356	493	247	317	115	161
Segment net income (loss)	$1,092	$829	$857	$602	$438	$355

Identifiable assets (period end)	$72,933	$71,393	$56,685	$55,639	$30,586	$29,006

	IH&PF		OT&C (1)		Total
	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$87	$73	$353	$544	$4,977	$4,891
Net intersegment interest income (expense)	(22)	(15)	(419)	(484)	—	—
Segment net interest income	65	58	(66)	60	4,977	4,891
Allocated provision for credit losses	2	4	(28)	(6)	420	409
Segment net interest income after provision	63	54	(38)	66	4,557	4,482
Noninterest income	1,375	1,349	(7)	(22)	3,641	3,557
Noninterest expense	1,199	1,197	249	557	5,148	5,589
Income (loss) before income taxes	239	206	(294)	(513)	3,050	2,450
Provision (benefit) for income taxes	61	78	(181)	(347)	598	702
Segment net income (loss)	$178	$128	$(113)	$(166)	$2,452	$1,748

Identifiable assets (period end)	$6,455	$5,985	$56,226	$58,317	$222,885	$220,340

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

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

On April 10, 2018, the banking regulators issued a proposal to simplify capital rules for large banks. The proposal introduces a "stress capital buffer," which would in part integrate the forward-looking stress test results with the non-stress capital requirements. The result would produce capital requirements for large banking organizations that are firm-specific and risk-sensitive and reduce the overall number of capital ratios that must be met. The stress capital buffer would equal the decrease in a firm's CET1 capital ratio in CCAR plus four quarters of planned common stock dividends. A bank's stress capital buffer requirement would be subject to a floor of 2.5% of risk-weighted assets.

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

In June 2018, the FDIC and the NCCOB terminated their consent order with Branch Bank related to internal control within the BSA/AML Compliance Program. No money laundering activity was identified and no financial penalty was levied. The NCCOB also announced it has exited a similar order jointly issued with the FRB in January 2017. BB&T continues to work closely with the FRB to resolve its continuing order. Since early 2016, BB&T has made substantial enhancements to its AML compliance program, including significant investments in system upgrades, process improvements and the hiring and placement of a highly experienced AML team to oversee these efforts.

On August 22, 2018, the banking regulators issued an interim final rule to allow liquid, readily marketable and investment-grade municipal securities to be treated as high quality liquid assets for the purposes of the LCR. The rule was effective as of August 31, 2018.

Executive Overview

Overview of Significant Events and Financial Results

Consolidated net income available to common shareholders for the third quarter of 2018 was $789 million. On a diluted per common share basis, earnings for the third quarter of 2018 were $1.01, an increase of $0.27 compared to the third quarter of 2017.

BB&T's results of operations for the third quarter of 2018 produced an annualized return on average assets of 1.49% and an annualized return on average common shareholders' equity of 11.69%, compared to ratios for the same quarter of the prior year of 1.16% and 8.82%, respectively.

Total revenues on a TE basis were $3.0 billion for the third quarter of 2018, an increase of $99 million compared to the same period in 2017, which reflects an increase of $26 million in taxable-equivalent net interest income and an increase of $73 million in noninterest income.

BB&T Corporation 33

The provision for credit losses was $135 million compared to $126 million for the third quarter of 2017. Net charge-offs for the third quarter of 2018 totaled $127 million, unchanged from the earlier quarter.

Noninterest income was $1.2 billion, an increase of $73 million from the earlier quarter primarily driven by higher insurance income due to the acquisition of Regions Insurance, which contributed $33 million, and organic growth. Noninterest expense for the third quarter of 2018 was $1.7 billion, essentially flat compared to the earlier quarter as higher expense associated with the Regions Insurance acquisition was offset by lower merger-related and restructuring charges and other expense.

The provision for income taxes was $210 million for the third quarter of 2018, compared to $294 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2018 of 20.0%, compared to 31.2% for the earlier quarter. The provision for income taxes for the current quarter reflects the new lower federal tax rate.

BB&T declared common dividends of $0.405 per share during the third quarter of 2018, which resulted in a dividend payout ratio of 39.6%. BB&T completed $200 million of share repurchases during the quarter. The total payout ratio for the third quarter of 2018 was 64.9%. On July 2, 2018, the acquisition of Regions Insurance was completed.

Analysis of Results of Operations

Net Interest Income and NIM

Third Quarter 2018 compared to Third Quarter 2017

Net interest income on a TE basis was $1.7 billion for the third quarter of 2018, an increase of $26 million compared to the same period in 2017. Interest income increased $178 million, which primarily reflects higher rates. Interest expense increased $152 million primarily due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.47%, down one basis point compared to the earlier quarter. Average earning assets increased $3.1 billion. The increase in average earnings assets reflects a $331 million increase in average securities, a $3.3 billion increase in average total loans and a $512 million decrease in average other earning assets. Average interest-bearing liabilities increased $2.0 billion and noninterest-bearing deposits increased $685 million compared to the earlier quarter. Average long-term debt increased $2.8 billion, while interest-bearing deposits decreased $828 million. The annualized TE yield on the total loan portfolio for the third quarter of 2018 was 4.83%, up 36 basis points compared to the earlier quarter, reflecting the impact of rate increases. The annualized TE yield on the average securities portfolio was 2.47%, flat compared to the earlier period.

The average annualized cost of total deposits was 0.43%, up 20 basis points compared to the earlier quarter. The average annualized cost of interest-bearing deposits was 0.66%, up 31 basis points compared to the earlier quarter. The average annualized rate on long-term debt was 2.99%, up 70 basis points compared to the earlier quarter. The average annualized rate on short-term borrowings was 1.94%, up 91 basis points compared to the earlier quarter. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

Nine Months of 2018 compared to Nine Months of 2017

Net interest income on a TE basis was $5.0 billion for the nine months ended September 30, 2018, an increase of $37 million compared to the same period in 2017. This increase reflects a $459 million increase in TE interest income, partially offset by a $422 million increase in funding costs. The increase in interest income was driven by higher overall yields. The increase in funding costs was driven by increases in interest rates.

The NIM was 3.45% for the nine months ended September 30, 2018, compared to 3.47% for the same period of 2017. The annualized TE yield on the average securities portfolio for the nine months ended September 30, 2018 was 2.48%, up two basis points compared to the same period of 2017. The annualized TE yield for the total loan portfolio for the nine months ended September 30, 2018 was 4.70%, up 32 basis points compared to the corresponding period of 2017.

The average annualized cost of total deposits for the nine months ended September 30, 2018 was 0.37%, up 17 basis points compared to the same period in the prior year. The average annualized cost of interest-bearing deposits for the nine months ended September 30, 2018 was 0.57%, up 27 basis points compared to the same period in the prior year. The average annualized rate on short-term borrowings was 1.72% for the nine months ended September 30, 2018, up 89 basis points compared to the same period in 2017. The average annualized rate on long-term debt for the nine months ended September 30, 2018 was 2.78%, up 77 basis points compared to the same period in 2017.

The major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

34 BB&T Corporation

Table 1-1: TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, (Dollars in millions)	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2018	2017	2018	2017	2018	2017		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,561	$3,794	1.80%	1.68%	$15	$16	$(1)	$—	$(1)
GSE	2,399	2,385	2.23	2.22	13	13	—	—	—
Agency MBS	39,111	37,734	2.45	2.29	239	216	23	15	8
States and political subdivisions	849	1,596	3.50	5.07	10	20	(10)	(4)	(6)
Non-agency MBS	340	405	11.32	18.58	8	19	(11)	(8)	(3)
Other	39	54	3.79	2.26	1	1	—	—	—
Total securities	46,299	45,968	2.47	2.47	286	285	1	3	(2)
Other earning assets (3)	2,412	2,924	2.52	1.42	15	11	4	6	(2)
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	59,900	58,211	4.04	3.63	612	531	81	64	17
CRE	21,496	20,776	4.80	4.37	260	229	31	23	8
Lease financing	1,941	1,732	3.04	2.71	17	12	5	3	2
Residential mortgage	30,500	28,924	4.08	4.04	313	292	21	3	18
Direct	11,613	11,960	5.34	4.73	155	143	12	16	(4)
Indirect	17,282	17,678	7.56	6.95	335	310	25	31	(6)
Revolving credit	2,947	2,668	9.47	8.92	63	60	3	1	2
PCI	518	742	20.14	17.15	26	32	(6)	5	(11)
Total loans and leases HFI	146,197	142,691	4.83	4.48	1,781	1,609	172	146	26
LHFS	1,292	1,490	4.28	3.70	14	13	1	3	(2)
Total loans and leases	147,489	144,181	4.83	4.47	1,795	1,622	173	149	24
Total earning assets	196,200	193,073	4.24	3.95	2,096	1,918	178	158	20
Nonearning assets	26,474	27,659
Total assets	$222,674	$220,732
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$26,655	$27,000	0.45	0.29	28	20	8	8	—
Money market and savings	62,957	61,450	0.68	0.32	109	49	60	59	1
Time deposits	13,353	13,794	0.98	0.51	34	17	17	18	(1)
Foreign deposits - interest-bearing	132	1,681	1.93	1.14	1	5	(4)	2	(6)
Total interest-bearing deposits	103,097	103,925	0.66	0.35	172	91	81	87	(6)
Short-term borrowings	6,023	5,983	1.94	1.03	29	15	14	14	—
Long-term debt	24,211	21,459	2.99	2.29	181	124	57	40	17
Total interest-bearing liabilities	133,331	131,367	1.14	0.70	382	230	152	141	11
Noninterest-bearing deposits	54,174	53,489
Other liabilities	5,282	5,928
Shareholders' equity	29,887	29,948
Total liabilities and shareholders' equity	$222,674	$220,732
Average interest-rate spread			3.10%	3.25%
NIM/net interest income			3.47%	3.48%	$1,714	$1,688	$26	$17	$9
Taxable-equivalent adjustment					$27	$41

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

BB&T Corporation 35

Table 1-2: TE Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, (Dollars in millions)	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2018	2017	2018	2017	2018	2017		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,546	$4,425	1.79%	1.71%	$47	$57	$(10)	$3	$(13)
GSE	2,390	2,386	2.23	2.22	40	40	—	—	—
Agency MBS	39,894	36,194	2.44	2.22	728	603	125	62	63
States and political subdivisions	1,036	1,854	3.71	5.17	29	72	(43)	(17)	(26)
Non-agency MBS	356	417	12.06	20.53	32	64	(32)	(24)	(8)
Other	43	57	3.05	2.12	1	1	—	—	—
Total securities	47,265	45,333	2.48	2.46	877	837	40	24	16
Other earning assets (3)	2,287	3,606	3.09	1.42	53	38	15	33	(18)
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	59,363	57,836	3.89	3.56	1,729	1,541	188	147	41
CRE	21,480	20,328	4.64	4.00	746	608	138	102	36
Lease financing	1,892	1,681	3.03	2.82	43	36	7	3	4
Residential mortgage	29,538	29,337	4.03	4.02	893	884	9	2	7
Direct	11,694	11,991	5.11	4.54	446	407	39	49	(10)
Indirect	17,002	17,977	7.45	6.84	950	921	29	80	(51)
Revolving credit	2,859	2,629	9.19	8.83	197	174	23	7	16
PCI	569	816	19.40	18.34	82	112	(30)	6	(36)
Total loans and leases HFI	144,397	142,595	4.71	4.39	5,086	4,683	403	396	7
LHFS	1,332	1,475	4.01	3.61	40	39	1	5	(4)
Total loans and leases	145,729	144,070	4.70	4.38	5,126	4,722	404	401	3
Total earning assets	195,281	193,009	4.14	3.87	6,056	5,597	459	458	1
Nonearning assets	26,536	27,564
Total assets	$221,817	$220,573
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$26,962	$28,465	0.41	0.22	82	48	34	37	(3)
Money market and savings	62,256	63,521	0.56	0.28	262	133	129	132	(3)
Time deposits	13,720	14,265	0.84	0.49	87	51	36	38	(2)
Foreign deposits - interest-bearing	577	1,026	1.60	0.98	7	8	(1)	4	(5)
Total interest-bearing deposits	103,515	107,277	0.57	0.30	438	240	198	211	(13)
Short-term borrowings	5,609	3,626	1.72	0.83	72	22	50	33	17
Long-term debt	23,845	21,330	2.78	2.01	497	323	174	133	41
Total interest-bearing liabilities	132,969	132,233	1.01	0.59	1,007	585	422	377	45
Noninterest-bearing deposits	53,847	52,395
Other liabilities	5,333	5,894
Shareholders' equity	29,668	30,051
Total liabilities and shareholders' equity	$221,817	$220,573
Average interest-rate spread			3.13%	3.28%
NIM/net interest income			3.45%	3.47%	$5,049	$5,012	$37	$81	$(44)
Taxable-equivalent adjustment					$72	$121

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

36 BB&T Corporation

Provision for Credit Losses

Third Quarter 2018 compared to Third Quarter 2017

The provision for credit losses was $135 million, compared to $126 million for the earlier quarter. Net charge-offs for the third quarter of 2018 totaled $127 million, unchanged from the earlier quarter.

Net charge-offs were 0.35% of average loans and leases on an annualized basis for the third quarter of 2018, flat compared to the third quarter of 2017.

Nine Months of 2018 compared to Nine Months of 2017

The provision for credit losses totaled $420 million for the nine months ended September 30, 2018, compared to $409 million for the same period of 2017.

Net charge-offs for the nine months ended September 30, 2018 were $381 million, compared to $407 million for the nine months ended September 30, 2017. Net charge-offs in residential mortgage decreased $26 million, primarily due to net charge-offs associated with the 2017 sale of $300 million of residential mortgage loans, which included $40 million of nonaccrual loans and $199 million of performing TDRs.

Net charge-offs were 0.35% of average loans and leases on an annualized basis for the nine months ended September 30, 2018, compared to 0.38% of average loans and leases for the same period in 2017.

Noninterest Income

Noninterest income is a significant contributor to BB&T's financial results. Management focuses on diversifying its sources of revenue to further reduce BB&T's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Insurance income	$448	$397	12.8%	$1,365	$1,336	2.2%
Service charges on deposits	183	179	2.2	527	523	0.8
Mortgage banking income	79	114	(30.7)	272	311	(12.5)
Investment banking and brokerage fees and commissions	116	103	12.6	338	299	13.0
Trust and investment advisory revenues	71	68	4.4	215	206	4.4
Bankcard fees and merchant discounts	72	70	2.9	213	204	4.4
Checkcard fees	56	54	3.7	165	159	3.8
Operating lease income	37	36	2.8	110	109	0.9
Income from bank-owned life insurance	27	28	(3.6)	88	89	(1.1)
Securities gains (losses), net	—	—	—	1	—	NM
Other income	150	117	28.2	347	321	8.1
Total noninterest income	$1,239	$1,166	6.3	$3,641	$3,557	2.4

Third Quarter 2018 compared to Third Quarter 2017

Noninterest income for the third quarter of 2018 was up $73 million compared to the earlier quarter.

Insurance income increased $51 million due to the acquisition of Regions Insurance, which contributed $33 million, and organic growth. Mortgage banking income decreased $35 million primarily due to lower gain-on-sale margins and retaining more production on the balance sheet. Investment banking and brokerage fees and commissions increased $13 million to a record $116 million. Other income increased $33 million primarily due to a $16 million increase in income from SBIC private equity investments,, and a $17 million increase due to higher income related to assets for certain post-employment benefits and other items. The post-employment benefit income is primarily offset by higher personnel expense.

Nine Months of 2018 compared to Nine Months of 2017

Noninterest income for the nine months ended September 30, 2018 totaled $3.6 billion, up $84 million compared to the same period in 2017.

BB&T Corporation 37

Insurance income was $1.4 billion, up $29 million compared to the corresponding period of 2017, primarily due to the acquisition of Regions Insurance. Service charges on deposits was up slightly, but was negatively impacted due to fee waivers associated with the February system outage. Mortgage banking income was $272 million, down $39 million primarily due to lower gain-on-sale margins and net MSR valuation adjustments. Investment banking and brokerage fees and commissions were $338 million, up $39 million due to higher managed account fees and higher investment banking income. Other income was $347 million, up $26 million, primarily due to $27 million of higher income from SBIC private equity investments as well as increases in various sundry items. This was offset by $19 million in lower income related to assets for certain post-employment benefits, which is primarily offset in other income/expense categories.

Noninterest Expense

The following table provides a breakdown of BB&T's noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Personnel expense	$1,104	$1,051	5.0%	$3,217	$3,154	2.0%
Occupancy and equipment expense	189	198	(4.5)	570	589	(3.2)
Software expense	70	62	12.9	202	177	14.1
Outside IT services	33	34	(2.9)	97	122	(20.5)
Regulatory charges	37	40	(7.5)	116	115	0.9
Amortization of intangibles	33	34	(2.9)	97	108	(10.2)
Loan-related expense	28	32	(12.5)	83	98	(15.3)
Professional services	33	27	22.2	95	87	9.2
Merger-related and restructuring charges, net	18	47	(61.7)	70	93	(24.7)
Loss (gain) on early extinguishment of debt	—	—	—	—	392	(100.0)
Other expense	197	220	(10.5)	601	654	(8.1)
Total noninterest expense	$1,742	$1,745	(0.2)	$5,148	$5,589	(7.9)

Third Quarter 2018 compared to Third Quarter 2017

Noninterest expense for the third quarter of 2018 was essentially flat compared to the earlier quarter as higher expense associated with the Regions Insurance acquisition was offset by lower merger-related and restructuring charges and other expense.

Personnel expense increased $53 million compared to the earlier quarter. This increase was driven by $23 million of personnel expense resulting from the Regions Insurance acquisition and $25 million in higher employee benefits expense due to higher service costs on defined benefit plans, expense for certain post-employment benefits, which is offset in other income, and increased medical claims.

Merger-related and restructuring charges, net decreased $29 million as the earlier quarter had a higher level of facilities charges in connection with various branch closures and severance; partially offset by increased merger-related charges.

Other expense decreased $23 million compared to the earlier quarter primarily due to an increase in income on pension plan assets.

Nine Months of 2018 compared to Nine Months of 2017

Noninterest expense totaled $5.1 billion for the nine months ended September 30, 2018, a decrease of $441 million, or 7.9%, from the same period of the prior year. This decrease was driven by the loss on early extinguishment of debt in 2017 and lower other expense.

Personnel expense was $3.2 billion for the nine months ended September 30, 2018, an increase of $63 million compared to the nine months ended September 30, 2017. This increase was driven by $23 million of personnel expense resulting from the Regions Insurance acquisition and $27 million in higher defined benefit pension plan service cost. Excluding the impact of the Regions acquisition, performance-based incentive expense was $28 million higher and salaries decreased by $20 million. The decrease in salaries was primarily due to approximately 1,600 fewer FTEs excluding the Regions Insurance associates, which was partially offset by annual merit increases and promotions.

Other expense decreased $53 million primarily due to an increase in income on pension plan assets, which was $58 million higher than the earlier period.

38 BB&T Corporation

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
(Dollars in millions)	Accrual at Jul 1, 2018	Expense	Utilized	Accrual at Sep 30, 2018	Accrual at Jan 1, 2018	Expense	Utilized	Accrual at Sep 30, 2018
Severance and personnel-related	$4	$6	$(4)	$6	$14	$11	$(19)	$6
Occupancy and equipment (1)	19	5	(6)	18	20	40	(42)	18
Professional services	1	2	(2)	1	—	3	(2)	1
Systems conversion and related costs (1)	—	—	—	—	—	5	(5)	—
Other adjustments	3	5	(8)	—	—	11	(11)	—
Total	$27	$18	$(20)	$25	$34	$70	$(79)	$25

(1)	Includes asset impairment charges.

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

Table 5: Net Income by Reportable Segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Community Banking Retail and Consumer Finance	$391	$296	32.1%	$1,092	$829	31.7%
Community Banking Commercial	310	230	34.8	857	602	42.4
Financial Services and Commercial Finance	149	112	33.0	438	355	23.4
Insurance Holdings and Premium Finance	43	18	138.9	178	128	39.1
Other, Treasury & Corporate	(54)	(8)	NM	(113)	(166)	(31.9)
BB&T Corporation	$839	$648	29.5	$2,452	$1,748	40.3

Third Quarter 2018 compared to Third Quarter 2017

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

CB-Retail net income was $391 million for the third quarter of 2018, an increase of $95 million compared to the earlier quarter. Segment net interest income increased $56 million due to higher funding spreads on deposits and average loan growth, partially offset by lower credit spreads on loans. Noninterest income decreased due to lower mortgage banking income driven by lower gain-on-sale margins and retaining more production on the balance sheet. Noninterest expense decreased primarily due to declines in personnel expense and operating charge-offs. The provision for income taxes decreased $49 million due to the lower federal tax rate compared to the earlier quarter.

CB-Retail average loans and leases held for investment increased $1.1 billion, or 1.8%, compared to the earlier quarter, primarily driven by an increase in residential mortgage loans, partially offset by a decline in indirect loans.

CB-Retail average total deposits were essentially flat compared to the earlier quarter. Average noninterest-bearing deposits increased $891 million while average interest checking decreased $567 million and money market and savings decreased $69 million.

BB&T Corporation 39

Community Banking Commercial

CB-Commercial serves large, medium and small business clients by offering a variety of loan and deposit products and by connecting clients to the combined organization's broad array of financial services. CB-Commercial includes CRE lending, commercial and industrial lending, corporate banking, asset-based lending, dealer inventory financing, tax-exempt financing, cash management and treasury services, and commercial deposit products.

CB-Commercial net income was $310 million for the third quarter of 2018, an increase of $80 million compared to the earlier quarter. Segment net interest income increased $30 million primarily driven by higher funding spreads and average loan growth, partially offset by lower credit spreads on loans. The allocated provision for credit losses increased due to higher incurred loss estimates. Noninterest expense decreased $32 million driven primarily by a decline in allocated corporate expenses and merger-related and restructuring charges. The provision for income taxes decreased $34 million compared to the earlier quarter due to the lower federal tax rate.

CB-Commercial average loans and leases held for investment increased $1.1 billion, or 2.1%, compared to the earlier quarter. Average commercial and industrial loans increased $854 million, or 2.7%, and average commercial real estate loans increased $371 million, or 1.9%.

CB-Commercial average total deposits increased $368 million, or 0.6%, compared to the earlier quarter. Average money market and savings increased $821 million while average interest checking declined $475 million.

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

FS&CF net income was $149 million for the third quarter of 2018, an increase of $37 million compared to the earlier quarter. Segment net interest income increased primarily driven by higher funding spreads and average loan growth, partially offset by lower credit spreads on loans. Noninterest income increased primarily due to higher investment banking and brokerage fees and commissions, trust and investment advisory revenues, and noninterest fees on loans. Noninterest expense increased primarily due to higher performance-based incentive expense and an increase in professional services expense. The provision for income taxes decreased due to the lower federal tax rate.

FS&CF average loans and leases held for investment increased $1.6 billion, or 6.1%, compared to the earlier quarter. The increase was primarily driven by Corporate Banking, Grandbridge and Equipment Finance.

FS&CF average total deposits increased $885 million, or 3.2%, compared to the earlier quarter, driven by money market and savings and time deposits.

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

IH&PF net income was $43 million for the third quarter of 2018, an increase of $25 million compared to the earlier quarter. Noninterest income increased $51 million primarily due to the acquisition of Regions Insurance, which contributed $33 million, and organic growth. Noninterest expense increased $27 million primarily due to the acquisition of Regions Insurance.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

40 BB&T Corporation

OT&C generated a net loss of $54 million in the third quarter of 2018, compared to a net loss of $8 million in the earlier quarter. Segment net interest income decreased $69 million primarily due to an increase in the rate and average balances for long-term debt. Noninterest income increased primarily due to higher income from SBIC private equity investments. The allocated provision for credit losses decreased primarily due to a decline in the provision for unfunded commitments. The benefit for income taxes decreased due to the lower federal tax rate.

Nine Months of 2018 compared to Nine Months of 2017

Community Banking Retail and Consumer Finance

CB-Retail net income was $1.1 billion for the nine months ended September 30, 2018, an increase of $263 million compared to the same period of the prior year. Segment net interest income increased $97 million primarily due to higher funding spreads on deposits and an improvement in loan mix, partially offset by lower credit spreads on loans. Noninterest expense decreased $26 million primarily due to declines in personnel expense, loan-related expense, and occupancy and equipment expense, partially offset by an increase in allocated corporate expenses. The provision for income taxes decreased $137 million due to the lower federal tax rate compared to the earlier period.

CB-Retail average loans and leases held for investment decreased $845 million, or 1.3%, compared to the earlier period, primarily driven by a decline in indirect loans.

CB-Retail average total deposits were essentially flat compared to the earlier period. Average noninterest-bearing deposits increased $1.2 billion while average time deposits and interest checking decreased $656 million and $504 million, respectively.

Community Banking Commercial

CB-Commercial net income was $857 million for the nine months ended September 30, 2018, an increase of $255 million compared to the same period of the prior year. Segment net interest income increased $77 million driven primarily by higher funding spreads and average loan growth, partially offset by lower credit spreads on loans. The allocated provision for credit losses increased $47 million primarily due to an increase in incurred loss estimates. Noninterest expense decreased $151 million driven primarily by a decline in personnel expense due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs. In addition, there were declines in allocated corporate expenses and operating charge-offs. The provision for income taxes decreased $70 million compared to the earlier period due to the lower federal tax rate.

CB-Commercial average loans and leases held for investment increased $1.1 billion, or 2.1%, compared to the earlier period. Average commercial real estate loans increased $846 million, or 4.5%, and average commercial and industrial loans increased $382 million, or 1.2%.

CB-Commercial average total deposits were essentially flat compared to the earlier period. Noninterest-bearing deposits and money market and savings increased $502 million and $234 million, respectively, while average interest checking declined $663 million.

Financial Services and Commercial Finance

FS&CF net income was $438 million for the nine months ended September 30, 2018, an increase of $83 million compared to the same period of the prior year. Segment net interest income increased $31 million due to higher funding spreads and average loan growth, partially offset by lower credit spreads on loans and a decline in average total deposits. Noninterest income increased $46 million due to higher investment banking and brokerage fees and commissions and an increase in trust and investment advisory revenues. Noninterest expense increased $42 million due to higher performance-based incentive expense and an increase in professional services and operating charge-offs. The provision for income taxes decreased $46 million due to the lower federal tax rate.

FS&CF average loans and leases held for investment increased $1.9 billion, or 7.7%, compared to the earlier period. The increase was primarily driven by Corporate Banking, Governmental Finance and Equipment Finance.

FS&CF average total deposits decreased $1.9 billion, or 6.4%, compared to the earlier period, driven by money market and savings and interest checking.

Insurance Holdings and Premium Finance

IH&PF net income was $178 million for the nine months ended September 30, 2018, an increase of $50 million compared to the same period of the prior year. Noninterest income increased $26 million primarily due to the acquisition of Regions Insurance which contributed $33 million. The provision for income taxes decreased compared to the earlier period due to the lower federal tax rate.

BB&T Corporation 41

Other, Treasury & Corporate

OT&C generated a net loss of $113 million for the nine months ended September 30, 2018, compared to a net loss of $166 million for the same period of the prior year. Segment net interest income decreased $126 million primarily due to an increase in the rates and average balances for long-term debt and short-term borrowings, partially offset by an increase in the rate and average balances for securities. Noninterest income increased primarily due to higher income from SBIC private equity investments. The allocated provision for credit losses decreased $22 million due to a decline in the provision for unfunded lending commitments. Noninterest expense decreased $308 million due to a $392 million loss on the early extinguishment of debt in the earlier period. This decrease was partially offset by an increase in personnel expense due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs, as well as a decline in corporate expenses allocated to other operating segments. The benefit for income taxes decreased $166 million primarily due to a decline in pre-tax loss, lower excess tax benefits from equity-based compensation and a lower federal tax rate.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $45.4 billion at September 30, 2018, compared to $47.6 billion at December 31, 2017, primarily driven by a $1.6 billion decrease in agency MBS. As of September 30, 2018, the securities portfolio included $24.3 billion of AFS securities (at fair value) and $21.1 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 5.4 years at September 30, 2018, compared to 4.7 years at December 31, 2017. The duration of the securities portfolio excludes certain non-agency MBS.

 Agency MBS represented 84.1% of the total securities portfolio as of September 30, 2018, compared to 83.6% as of prior year end.

Lending Activities

Loans HFI totaled $146.7 billion at September 30, 2018, compared to $143.7 billion at December 31, 2017. This increase was primarily related to residential mortgage loans and commercial and industrial loans. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales.

The following table presents the composition of average loans and leases:

Table 6: Composition of Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Commercial:
Commercial and industrial	$59,900	$59,548	$58,627	$58,478	$58,211
CRE	21,496	21,546	21,398	20,998	20,776
Lease financing	1,941	1,862	1,872	1,851	1,732
Retail:
Residential mortgage	30,500	29,272	28,824	28,559	28,924
Direct	11,613	11,680	11,791	11,901	11,960
Indirect	17,282	16,804	16,914	17,426	17,678
Revolving credit	2,947	2,831	2,798	2,759	2,668
PCI	518	559	631	689	742
Total average loans and leases HFI	$146,197	$144,102	$142,855	$142,661	$142,691

Average loans held for investment for the third quarter of 2018 were $146.2 billion, up $2.1 billion, or 5.8% annualized compared to the second quarter of 2018.

Average commercial and industrial loans increased $352 million driven by strong growth in premium finance and corporate banking. Average residential mortgage loans increased $1.2 billion primarily due to the retention of a portion of the conforming mortgage production.

Average indirect retail loans increased $478 million. This increase was primarily due to strong seasonal growth in power sports and recreational lending and higher automobile loan production.

Average revolving credit increased $116 million due to a new product launched early in the third quarter and higher seasonal spending.

42 BB&T Corporation

Asset Quality

The following tables summarize asset quality information for the past five quarters:

Table 7: Asset Quality
(Dollars in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
NPAs (1):
NPLs:
Commercial and industrial	$238	$243	$257	$259	$288
CRE	46	61	67	45	41
Lease financing	6	9	13	1	2
Residential mortgage	120	119	127	129	141
Direct	55	58	64	64	64
Indirect	72	68	74	72	70
Total NPLs HFI (1)(2)	537	558	602	570	606
Foreclosed real estate	39	43	40	32	46
Other foreclosed property	25	23	27	25	28
Total nonperforming assets (1)(2)	$601	$624	$669	$627	$680
Performing TDRs (3):
Commercial and industrial	$56	$44	$38	$50	$62
CRE	12	11	12	16	22
Residential mortgage	643	647	627	605	609
Direct	56	58	59	62	63
Indirect	295	284	277	281	267
Revolving credit	28	29	29	29	29
Total performing TDRs (3)(4)	$1,090	$1,073	$1,042	$1,043	$1,052
Loans 90 days or more past due and still accruing:
Commercial and industrial	$—	$—	$—	$1	$—
CRE	—	—	—	1	—
Residential mortgage	367	374	420	465	409
Direct	6	4	6	6	9
Indirect	6	4	5	6	6
Revolving credit	12	10	11	12	11
PCI	40	43	48	57	70
Total loans 90 days or more past due and still accruing	$431	$435	$490	$548	$505
Loans 30-89 days past due:
Commercial and industrial	$35	$26	$31	$41	$47
CRE	4	4	10	8	8
Lease financing	1	2	1	4	1
Residential mortgage	510	441	400	472	455
Direct	59	52	55	65	55
Indirect	418	337	272	412	358
Revolving credit	27	21	21	23	22
PCI	21	22	24	27	41
Total loans 30-89 days past due	$1,075	$905	$814	$1,052	$987
Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
Sales of nonperforming loans totaled $20 million, $12 million, $33 million, $44 million and $19 million for the quarter ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

(3)
Excludes TDRs that are nonperforming totaling $176 million, $191 million, $196 million, $189 million and $203 million at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively. These amounts are included in total nonperforming assets.

(4)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $34 million, $17 million, $29 million, $44 million and $49 million for the quarter ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

Nonperforming assets totaled $601 million at September 30, 2018, down $23 million compared to June 30, 2018. Nonperforming loans and leases represented 0.37% of loans and leases held for investment, a one basis point decrease compared to June 30, 2018. The decrease in nonperforming assets was primarily due to a decline in nonperforming CRE loans.

Performing TDRs were up $17 million during the third quarter primarily in commercial and industrial and indirect lending.

BB&T Corporation 43

Loans 90 days or more past due and still accruing totaled $431 million at September 30, 2018, down slightly compared to the prior quarter. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.29% at September 30, 2018, compared to 0.30% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at September 30, 2018, unchanged from the prior quarter.

Loans 30-89 days past due and still accruing totaled $1.1 billion at September 30, 2018, up $170 million compared to the prior quarter. The increase was primarily due to residential mortgage and indirect lending seasonality and partially the impact of Hurricane Florence.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 7. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 3. Loans and ACL herein for additional disclosures related to these potential problem loans.

Table 8: Asset Quality Ratios
As of / For the Three Months Ended	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Asset quality ratios:
NPLs as a percentage of loans and leases HFI	0.37%	0.38%	0.42%	0.40%	0.42%
NPAs as a percentage of:
Total assets	0.27	0.28	0.30	0.28	0.31
Loans and leases HFI plus foreclosed property	0.41	0.43	0.47	0.44	0.48
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.29	0.30	0.34	0.38	0.35
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.73	0.62	0.57	0.73	0.69
Net charge-offs as a percentage of average loans and leases HFI	0.35	0.30	0.41	0.36	0.35
ALLL as a percentage of loans and leases HFI	1.05	1.05	1.05	1.04	1.04
Ratio of ALLL to:
Net charge-offs	3.05x	3.49x	2.55x	2.89x	2.93x
NPLs	2.86x	2.74x	2.49x	2.62x	2.44x
Asset quality ratio (excluding government guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.04%	0.04%	0.04%	0.05%	0.05%
Applicable ratios are annualized.

(1)
This asset quality ratio has been adjusted to remove the impact of government guaranteed mortgage loans and PCI. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of this ratio. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio such that it might not be reflective of asset collectability or might not be comparable to other periods presented or to other portfolios that do not have government guarantees or were not impacted by PCI accounting requirements.

The following table presents activity related to NPAs:

Table 9: Rollforward of NPAs
Nine Months Ended September 30, (Dollars in millions)	2018	2017
Balance, January 1	$627	$813
New NPAs	881	976
Advances and principal increases	336	215
Disposals of foreclosed assets (1)	(337)	(386)
Disposals of NPLs (2)	(65)	(168)
Charge-offs and losses	(180)	(185)
Payments	(542)	(461)
Transfers to performing status	(117)	(120)
Other, net	(2)	(4)
Ending balance, September 30	$601	$680

(1)	Includes charge-offs and losses recorded upon sale of $159 million and $177 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $22 million and $29 million for the nine months ended September 30, 2018 and 2017, respectively.

44 BB&T Corporation

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

The following table provides a summary of performing TDR activity:

Table 10: Rollforward of Performing TDRs
(Dollars in millions)	2018	2017
Balance, January 1	$1,043	$1,187
Inflows	386	501
Payments and payoffs	(126)	(182)
Charge-offs	(47)	(41)
Transfers to nonperforming TDRs, net	(52)	(65)
Removal due to the passage of time	(29)	(46)
Non-concessionary re-modifications	(5)	(2)
Sold and transferred to LHFS	(80)	(300)
Balance, September 30	$1,090	$1,052

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2018:

Table 11: Payment Status of TDRs (1)
September 30, 2018 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$56	100.0%	$—	—%	$—	—%	$56
CRE	12	100.0	—	—	—	—	12
Retail:
Residential mortgage	370	57.5	119	18.5	154	24.0	643
Direct	54	96.4	2	3.6	—	—	56
Indirect	238	80.7	57	19.3	—	—	295
Revolving credit	24	85.7	3	10.7	1	3.6	28
Total performing TDRs	754	69.2	181	16.6	155	14.2	1,090
Nonperforming TDRs	83	47.1	14	8.0	79	44.9	176
Total TDRs	$837	66.1	$195	15.4	$234	18.5	$1,266

(1)	Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of residential mortgage loans in the interest-only phase were approximately $610 million and $667 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, approximately 96.3% of the interest-only balances will begin amortizing within the next three years compared to 95.7% at December 31, 2017.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At September 30, 2018, the direct retail lending portfolio includes $7.3 billion of variable rate home equity lines and $1.1 billion of variable rate other lines of credit. Approximately $5.8 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 10.2% of these balances will begin amortizing within the next three years. Approximately $948 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 16.0% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

BB&T Corporation 45

ACL

Activity related to the ACL is presented in the following tables:

Table 12: Activity in ACL
	For The Three Months Ended					Nine Months Ended September 30,
(Dollars in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	2018	2017
Balance, beginning of period	$1,640	$1,614	$1,609	$1,601	$1,602	$1,609	$1,599
Provision for credit losses (excluding PCI loans)	141	142	153	137	128	436	425
Provision (benefit) for PCI loans	(6)	(7)	(3)	1	(2)	(16)	(16)
Charge-offs:
Commercial and industrial	(28)	(23)	(23)	(23)	(13)	(74)	(72)
CRE	—	(2)	(6)	(2)	(4)	(8)	(8)
Lease financing	(1)	(1)	(1)	(1)	(2)	(3)	(4)
Residential mortgage	(4)	(5)	(4)	(8)	(7)	(13)	(39)
Direct	(17)	(17)	(19)	(15)	(16)	(53)	(46)
Indirect	(94)	(82)	(107)	(104)	(103)	(283)	(298)
Revolving credit	(20)	(21)	(21)	(19)	(17)	(62)	(57)
PCI	(2)	—	—	—	(1)	(2)	(1)
Total charge-offs	(166)	(151)	(181)	(172)	(163)	(498)	(525)
Recoveries:
Commercial and industrial	13	11	8	12	8	32	24
CRE	1	1	2	4	3	4	12
Lease financing	—	1	—	1	1	1	1
Residential mortgage	—	1	—	1	—	1	1
Direct	6	6	6	6	6	18	19
Indirect	15	17	15	13	14	47	47
Revolving credit	4	5	5	5	4	14	14
Total recoveries	39	42	36	42	36	117	118
Net charge-offs	(127)	(109)	(145)	(130)	(127)	(381)	(407)
Balance, end of period	$1,648	$1,640	$1,614	$1,609	$1,601	$1,648	$1,601
ALLL (excluding PCI loans)	$1,528	$1,512	$1,473	$1,462	$1,451
ALLL for PCI loans	10	18	25	28	27
RUFC	110	110	116	119	123
Total ACL	$1,648	$1,640	$1,614	$1,609	$1,601

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at September 30, 2018, up $39 million compared to December 31, 2017.

The ALLL, excluding PCI, was $1.5 billion, up $66 million compared to December 31, 2017. The allowance for PCI loans was $10 million, down $18 million compared to December 31, 2017. As of September 30, 2018, the total allowance for loan and lease losses was 1.05% of loans and leases held for investment, compared to 1.04% at December 31, 2017. These amounts include acquired loans, which were marked to fair value and did not receive an ALLL at the acquisition date.

The ALLL was 2.86 times NPLs held for investment, compared to 2.62 times at December 31, 2017. At September 30, 2018, the ALLL was 3.05 times annualized quarterly net charge-offs, compared to 2.89 times at December 31, 2017.

Net charge-offs during the third quarter of 2018 totaled $127 million, or 0.35% of average loans and leases, flat compared to the third quarter of 2017.

46 BB&T Corporation

The following table presents an allocation of the ALLL at September 30, 2018 and December 31, 2017. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 13: Allocation of ALLL by Category
	September 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$541	40.8%	$522	41.1%
CRE	191	14.6	160	14.8
Lease financing	10	1.4	9	1.3
Residential mortgage	225	21.0	209	20.0
Direct	97	7.9	106	8.3
Indirect	353	11.9	348	12.0
Revolving credit	111	2.1	108	2.0
PCI	10	0.3	28	0.5
Total ALLL	1,538	100.0%	1,490	100.0%
RUFC	110		119
Total ACL	$1,648		$1,609

Funding Activities

Deposits

Deposits totaled $154.6 billion at September 30, 2018, a decrease of $2.8 billion from December 31, 2017. Noninterest-bearing deposits decreased $121 million, interest checking decreased $1.1 billion, money market and savings decreased $1.2 billion and time deposits decreased $447 million.

The following table presents the composition of average deposits for the last five quarters:

Table 14: Composition of Average Deposits
Three Months Ended (Dollars in millions)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Noninterest-bearing deposits	$54,174	$53,963	$53,396	$54,288	$53,489
Interest checking	26,655	26,969	27,270	26,746	27,000
Money market and savings	62,957	62,105	61,690	61,693	61,450
Time deposits	13,353	13,966	13,847	13,744	13,794
Foreign office deposits - interest-bearing	132	673	935	1,488	1,681
Total average deposits	$157,271	$157,676	$157,138	$157,959	$157,414

Average deposits for the third quarter were $157.3 billion, down $405 million compared to the prior quarter. Average noninterest-bearing deposits increased $211 million, driven by increases in commercial balances, partially offset by decreases in public fund and personal balances.

Average interest checking decreased $314 million primarily due to decreases in personal and public funds balances, partially offset by an increase in commercial balances. Average money market and savings deposits increased $852 million primarily due to an increase in commercial balances. Average foreign office deposits decreased $541 million due to changes in the overall funding mix.

Noninterest-bearing deposits represented 34.4% of total average deposits for the third quarter, compared to 34.2% for the prior quarter and 34.0% a year ago. The cost of total deposits was 0.43% for the third quarter, up six basis points compared to the prior quarter. The cost of interest-bearing deposits was 0.66% for the third quarter, up nine basis points compared to the prior quarter.

Borrowings

At September 30, 2018, short-term borrowings totaled $9.7 billion, an increase of $4.7 billion compared to December 31, 2017. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $23.2 billion at September 30, 2018, a decrease of $412 million compared to December 31, 2017. The decrease in long-term debt was driven by payoffs, paydowns and maturities, partially offset by the issuance of $1.8 billion of senior debt.

BB&T Corporation 47

Shareholders' Equity

Total shareholders' equity was $30.0 billion at September 30, 2018, an increase of $312 million from December 31, 2017. Significant additions include net income of $2.5 billion. Significant decreases include common and preferred dividends totaling $1.0 billion, $830 million of share repurchases and the OCI net loss of $385 million, primarily due to declines in AFS securities valuations. BB&T's book value per common share at September 30, 2018 was $34.90, compared to $34.01 at December 31, 2017.

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

Regardless of financial gain or loss to the Company, associates are held accountable if they do not follow the established risk management policies and procedures. Compensation decisions take into account an associate's adherence to, and successful implementation of, BB&T's risk values. The compensation structure supports the Company's core values and sound risk management practices in an effort to promote judicious risk-taking behavior.

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

48 BB&T Corporation

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2018, BB&T had derivative financial instruments outstanding with notional amounts totaling $68.4 billion, with a net fair value loss of $253 million. See Note 14. Derivative Financial Instruments for additional disclosures.

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

BB&T Corporation 49

Table 15: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Up 200 bps	7.25%	6.25%	2.06%	3.86%
Up 100	6.25	5.25	1.24	2.54
No Change	5.25	4.25	—	—
Down 100	4.25	3.25	(3.13)	(6.53)
Down 150	3.75	N/A	(5.14)	N/A

Rate sensitivity decreased from September 30, 2017, primarily driven by loan and deposit mix changes partially offset by higher balances of fixed rate long-term debt.

Management considers how the balance sheet and interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic cycle. Much of this liquidity increase has been due to a significant increase in noninterest-bearing demand deposits. Consistent with the industry, Branch Bank has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of BB&T. A loss of these deposits in the future would reduce the asset sensitivity of BB&T's balance sheet as the Company increases interest-bearing funds to offset the loss of this advantageous funding source.

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average beta of approximately 50% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. Due to current market conditions the actual deposit beta on non-maturity interest-bearing deposits has been less than 25% since rates began to rise in December 2015. However, BB&T expects the beta to increase as rates continue to rise as evidenced by the 32% beta on interest bearing-deposits related to the June 2018 federal funds rate increase. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T's interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 16: Deposit Mix Sensitivity Analysis
Linear Change in Rates	Base Scenario at September 30, 2018 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	2.06%	1.86%	1.03%
Up 100	1.24	1.11	0.60
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2018 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $10.0 billion, or 18.6%, of noninterest-bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 17: EVE Simulation Analysis
Change in Interest Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Up 200 bps	11.6%	11.8%	(7.4)%	(3.0)%
Up 100	12.3	12.2	(2.6)	0.2
No Change	12.6	12.1	—	—
Down 100	12.3	11.0	(2.6)	(9.0)
Down 150	11.7	N/A	(7.3)	N/A

50 BB&T Corporation

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended September 30, 2018 and 2017, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T's policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of September 30, 2018 and December 31, 2017, BB&T's liquid asset buffer was 14.4% and 14.3%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of high-quality liquid assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 137% at September 30, 2018, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T's LCR averaged less than 2% during the third quarter of 2018 with a maximum change of approximately 4%.

BB&T routinely evaluates the impact of becoming subject to the full LCR requirement. This includes an evaluation of the changes to the balance sheet and investment strategy that would be necessary to comply with the requirement. Management does not currently expect the required changes to have a material impact on BB&T's financial condition or results of operations.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2018 and December 31, 2017, the Parent Company had 25 months and 29 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 20 months and 23 months, respectively, taking into account common stock dividends.

BB&T Corporation 51

Branch Bank

BB&T carefully manages liquidity risk at Branch Bank. Branch Bank's primary source of funding is customer deposits. Continued access to customer deposits is highly dependent on the confidence the public has in the stability of Branch Bank and its ability to return funds to the client when requested. BB&T maintains a strong focus on its reputation in the market to ensure continued access to client deposits. BB&T integrates its risk appetite into its overall risk management framework to ensure Branch Bank does not exceed its risk tolerance through its lending and other risk taking functions and thus risk becoming undercapitalized. BB&T believes that sufficient capital is paramount to maintaining the confidence of its depositors and other funds providers. BB&T has extensive capital management processes in place to ensure it maintains sufficient capital to absorb losses and maintain a highly capitalized position that will instill confidence in Branch Bank and allow continued access to deposits and other funding sources. Branch Bank monitors many liquidity metrics including funding concentrations, diversification, maturity distribution, contingent funding needs and ability to meet liquidity requirements under times of stress.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At September 30, 2018, Branch Bank has approximately $77.4 billion of secured borrowing capacity, which represents approximately 5.3 times the amount of one year wholesale funding maturities.

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

Management regularly monitors the capital position of BB&T on both a consolidated and bank level basis. In this regard, management's overriding policy is to maintain capital at levels that are in excess of the capital targets, which are above the regulatory "well capitalized" levels. Management has implemented stressed capital ratio minimum targets to evaluate whether capital ratios calculated with planned capital actions are likely to remain above minimums specified by the FRB for the annual CCAR. Breaches of stressed minimum targets prompt a review of the planned capital actions included in BB&T's capital plan.

Table 18: Capital Requirements Under Basel III
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

While nonrecurring events or management decisions may result in the Company temporarily falling below its operating minimum guidelines for one or more of these ratios, it is management's intent through capital planning to return to these targeted operating minimums within a reasonable period of time. Such temporary decreases below the operating minimums shown above are not considered an infringement of BB&T's overall capital policy, provided a return above the minimums is forecast to occur within a reasonable time period.

52 BB&T Corporation

Table 19: Capital Ratios - BB&T Corporation
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2018	Dec 31, 2017
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	10.2%	10.2%
Tier 1 capital to risk-weighted assets	11.9	11.9
Total capital to risk-weighted assets	13.9	13.9
Leverage ratio	10.0	9.9
Non-GAAP capital measure (1):
Tangible common equity per common share	$21.12	$20.80
Calculation of tangible common equity (1):
Total shareholders' equity	$30,007	$29,695
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	59	47
Intangible assets	10,621	10,329
Tangible common equity	$16,274	$16,266
Risk-weighted assets	$179,403	$177,217
Common shares outstanding at end of period	770,620	782,006

(1)
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

Capital levels remained strong at September 30, 2018. BB&T declared total common dividends of $0.405 per share during the third quarter of 2018, which resulted in a dividend payout ratio of 39.6%. The Company also completed $200 million of share repurchases during the third quarter of 2018, which resulted in a total payout ratio of 64.9%.

Share Repurchase Activity

Table 20: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (2)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
July 2018	3,167	$50.83	3,167	$1,539
August 2018	768	50.83	768	1,500
September 2018	—	—	—	1,500
Total	3,935	50.83	3,935

(1)	Excludes commissions.

(2)
Pursuant to the 2018 Repurchase Plan, announced on June 28, 2018, authorizing up to $1.7 billion of share repurchases over the one-year period ending June 30, 2019. BB&T may not utilize the full share repurchases in order to maintain desired capital levels.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with pension and postretirement benefit plans, and income taxes. Understanding BB&T's accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BB&T's Annual Report on Form 10-K for the year ended December 31, 2017. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1. Summary of Significant Accounting Policies in Form 10-K for the year ended December 31, 2017. Additional disclosures regarding the effects of new accounting pronouncements are included in the Note 1. Basis of Presentation included herein. There have been no other changes to the significant accounting policies during 2018.

BB&T Corporation 53

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BB&T CORPORATION (Registrant)

Date:	October 26, 2018	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2018	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

54 BB&T Corporation