Form 10-K
period 2018-12-31
BB&T CORP
filed 2019-02-26
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

Commission File Number: 1-10853
BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Second Street Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (336) 733-2000
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
At January 31, 2019, the Company had 763,599,034 shares of its Common Stock, $5 par value, outstanding. As of June 30, 2018, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $38.9 billion. Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant's 2019 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

*
For information regarding executive officers, refer to "Executive Officers of BB&T" in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Nominees for Election as Directors for a One-Year Term Expiring in "2020, "Nominating and Corporate Governance Committee Director Nominations", "Ethics at BB&T", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.

For information regarding the registrant's securities authorized for issuance under equity compensation plans, refer to "Equity Compensation Plan Information" in Part II herein. The other information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Stock Ownership Information" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Director Independence" and "Related Person Transactions" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings "Fees to Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy" in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2018 Repurchase Plan	Plan for the repurchase of up to $1.7 billion of BB&T's common stock for the one-year period ended June 30, 2019
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BU	Business Unit
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CCRC	Culture and Conduct Risk Committee
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	United States Department of Labor
DTS SRC	Data & Technology Services Strategy & Risk Committee
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTE	Full-time equivalent employee
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise

1 BB&T Corporation

Term	Definition
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
IDI	Insured depository institution
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OPEB	Other post-employment benefit
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans
Peer Group	Financial holding companies included in the industry peer group index
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
Regions Insurance	Regions Insurance Group, acquired by BB&T effective July 2, 2018
RMC	Risk Management Committee
RMO	Risk Management Organization
ROU Assets	Right-of-use assets
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

BB&T Corporation 2

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "plans," "projects," "may," "will," "should," "could," and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

●
risks, uncertainties and other factors relating to the merger of SunTrust with and into BB&T, including the ability to obtain regulatory approvals and meet other closing conditions to the merger, including approval of the merger by BB&T shareholders and SunTrust shareholders and delay in closing the merger;

●
general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, slower deposit and/or asset growth, and a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

●
disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies, the economic instability and recessionary conditions in Europe;

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

3 BB&T Corporation

ITEM 1. BUSINESS

BB&T is a FHC headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its bank subsidiary, Branch Bank, and other nonbank subsidiaries.

Merger with SunTrust

On February 7, 2019, BB&T entered into an agreement and plan of merger, by and between BB&T and SunTrust, pursuant to which SunTrust will merge with and into BB&T, with BB&T as the surviving entity in the merger. Immediately following the merger, SunTrust's wholly owned subsidiary, SunTrust Bank, will merge with and into Branch Bank, with Branch Bank as the surviving entity. Under the terms of the merger agreement, shareholders of SunTrust will receive 1.295 shares of BB&T common stock for each share of SunTrust common stock. The merger agreement was unanimously approved by both companies' Boards of Directors. The merger is expected to close late in the third or fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company. The merger is subject to a mutual break-up fee of approximately $1.1 billion, payable in customary circumstances.

Operating Subsidiaries

Branch Bank (Winston-Salem, North Carolina), BB&T's largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, corporations, public agencies, local governments and individuals, through 1,879 offices (as of December 31, 2018) and its digital platform. Branch Bank's principal operating subsidiaries include:

•	BB&T Commercial Equipment Capital Corp. (Malvern, Pennsylvania) provides loan and lease financing to commercial and small businesses;

•	BB&T Equipment Finance Corporation (Charlotte, North Carolina) provides loan and lease financing to commercial and small businesses;

•	CRC Insurance Services, Inc. (Birmingham, Alabama) is a wholesale insurance broker authorized to do business nationwide;

•	Crump Life Insurance Services, Inc. (Parsippany, New Jersey) is a wholesale insurance broker authorized to do business nationwide;

•	Grandbridge Real Estate Capital LLC (Charlotte, North Carolina) specializes in arranging and servicing commercial mortgage loans;

•
McGriff Insurance Services, Inc. (Raleigh, North Carolina) offers property and casualty, life, health, employee benefits, commercial general liability, surety, title and other insurance products through its agency network;

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

Major Nonbank Subsidiaries

BB&T also has a number of nonbank subsidiaries, including:

•
BB&T Securities, LLC (Richmond, Virginia) is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. BB&T Investment Services, Inc. merged with BB&T Securities, LLC effective January 1, 2018;

•	Regional Acceptance Corporation (Greenville, North Carolina) specializes in nonprime, indirect financing for consumer purchases of primarily mid-model and late-model used automobiles; and

•
Sterling Capital Management LLC (Charlotte, North Carolina) is a registered investment advisor, which provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies.

BB&T Corporation 4

Services

BB&T's subsidiaries offer a variety of services targeted to retail and commercial clients. BB&T's objective is to offer clients a full array of products to meet all their financial needs. BB&T provides insurance services primarily through its retail agency and wholesale brokerage operations.

Retail Services:	Commercial Services:
Asset management	Asset management
Automobile lending	Association services
Bankcard lending	Capital markets services
Consumer finance	Commercial deposit and treasury services
Home equity lending	Commercial finance
Home mortgage lending	Commercial middle market lending
Insurance	Commercial mortgage lending
Investment brokerage services	Corporate banking
Mobile/online banking	Floor plan lending
Payment solutions	Institutional trust services
Private equity investments	Insurance
Retail deposit services	Insurance premium finance
Small business lending	International banking services
Wealth management/private banking	Leasing
Merchant services
Mortgage warehouse lending
Payment solutions
Private equity investments
Real estate lending
Supply chain financing

Market Area

The following table reflects BB&T's deposit market share and branch locations by state:

Table 1: BB&T Deposit Market Share and Branch Locations by State
	% of BB&T's Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
North Carolina (1)	21%	2nd	304
Virginia	16	4th	291
Florida	13	6th	272
Pennsylvania	9	6th	221
Georgia	9	5th	137
Maryland	7	7th	144
South Carolina	6	3rd	97
Texas	4	15th	110
Kentucky	4	4th	86
West Virginia	4	1st	59
Alabama	3	6th	73
Tennessee	2	9th	40
New Jersey	1	19th	28
DC	1	9th	12

(1)	Excludes home office deposits.

(2)	Source: FDIC.gov data as of June 30, 2018.

(3)	As of December 31, 2018. Excludes three branches in Ohio and two in Indiana.

BB&T operates in markets that have a diverse employment base covering numerous industries. Management believes that BB&T's community bank approach to providing client service is a competitive advantage that strengthens the Company's ability to effectively provide financial products and services to businesses and individuals in its markets. In addition, management has made significant investments in recent years to develop its digital platform and believes that its mobile and online applications are competitive in meeting clients' expectations. Furthermore, BB&T believes its current market area will support growth in assets and deposits in the future.

5 BB&T Corporation

Competition

The financial services industry is highly competitive and constantly evolving. BB&T's subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. In recent years, competition has increased from companies not subject to the same regulatory restrictions as domestic banks and BHCs. Consumers have the opportunity to select from a variety of traditional and nontraditional alternatives. The industry frequently sees merger activity, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. For additional information concerning markets, BB&T's competitive position and business strategies and recent government interventions, see "Market Area" above and "General Business Development" below.

General Business Development

BB&T is a regional FHC and maintains a long-term focus on a strategy that includes expansion of asset size and diversification in terms of revenues and sources of profitability. This strategy encompasses both organic growth and mergers or acquisitions of complementary banks and financial businesses.

Merger and Acquisition Strategy

BB&T's merger and acquisition strategy focuses on meeting the following criteria:

•	the organization must be a good fit with BB&T's culture;

•	the merger or acquisition must be strategically attractive;

•	any risks must be identified and mitigation plans put in place to ensure any risks fall within BB&T's risk appetite; and

•	the transaction must meet BB&T's financial criteria.

BB&T's growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. BB&T will assess future opportunities, primarily within or contiguous to BB&T's existing footprint, based on market conditions and may pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses and fee income generating financial services businesses. Regulatory actions, such as the orders more fully discussed in the "BSA/AML and Suspicious Activity" section below, can limit BB&T's and Branch Bank's ability to pursue mergers and acquisitions for a period of time and require new or additional regulatory approvals before engaging in certain other business activities.

As previously discussed, on February 7, 2019, BB&T entered into an Agreement and Plan of Merger, by and between BB&T and SunTrust, pursuant to which SunTrust will merge with and into BB&T, with BB&T as the surviving entity in the merger. During 2018, BB&T acquired Regions Insurance. During 2016, BB&T acquired National Penn and Swett & Crawford.

Regulatory Considerations

The extensive regulatory framework applicable to financial institutions is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws and regulations, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

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

BB&T Corporation 6

In November 2018, the FRB finalized a new confidential rating system that will apply to all BHCs with total consolidated assets of $100 billion or more. Under the new rating system, component ratings will be assigned for capital planning and positions, liquidity risk management and positions, and governance and controls; however, a standalone composite rating will not be assigned. To be considered "well managed" under the new rating system, a firm must be rated "Satisfactory" or "Satisfactory Watch" for each of its three component ratings. Initial ratings will be assigned in 2019.

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

Most of the financial activities that are permissible for FHCs also are permissible for a bank's "financial subsidiary," except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted by a FHC. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Current federal law also establishes a system of functional regulation under which the FRB is the umbrella regulator for BHCs, but BHC affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a "broker" or a "dealer" in securities for purposes of functional regulation. Although states generally must regulate bank insurance activities in a nondiscriminatory manner, states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Resolution Planning

FRB and FDIC regulations require "covered companies" such as BB&T and systemically important financial institutions such as Branch Bank to file, maintain and update plans for a rapid and orderly resolution in the event of material financial distress or failure (a "living will"). Both the FRB and the FDIC must review and evaluate BB&T's and Branch Bank's living wills and are authorized to impose restrictions on growth and activities or operations if deemed necessary. The public portions of the resolution plans are available in the Additional Disclosures section of the Investor Relations site at bbt.investorroom.com/additional-disclosures.

CCAR and Stress Test Requirements

FRB rules require BB&T to submit annual capital plans based on pre-defined stress scenarios. BB&T is also required to collect and report certain related data on a monthly and quarterly basis to allow the FRB to monitor progress against the annual capital plan. BB&T may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the FRB and that has not received any objections from the FRB. A capital distribution can only occur if, after giving effect to the distribution, all minimum regulatory capital ratios will be maintained, including a post-stress Basel III CET1 ratio of at least 4.5%. See Table 30 for additional information about Basel III requirements. The FRB did not object to BB&T's 2018 capital plan.

The FRB conducts an annual supervisory stress test and requires that BB&T conduct a separate mid-cycle stress test, file the results of such test with the FRB and publicly disclose details of the scenario and the impact on its capital. The FDIC requires Branch Bank to conduct annual company-run stress tests. BB&T's annual and mid-cycle stress test results are available on its website at bbt.investorroom.com/additional-disclosures.

7 BB&T Corporation

The start date of the annual stress test cycle is January 1 of the following calendar year. The capital plan period starts July 1 of the following calendar year. A BHC can only make capital distributions as provided for in its capital plan.

FRB rules limit the amount of capital that can be distributed by CCAR banks to shareholders outside of an approved capital plan without seeking prior approval from the FRB. Additionally, the FRB rules contain a blackout period in the second quarter of each year during which a firm cannot change its capital distribution plan. BB&T is not subject to the qualitative assessment of CCAR for BHCs as BB&T's total consolidated assets are between $50 billion and $250 billion. BB&T has maintained and intends to maintain the processes and infrastructure to facilitate future compliance. See the "Risk Factors" section for additional information regarding capital requirements, including discussion over the pending merger with SunTrust.

In April 2018, the banking regulators issued a proposal to simplify capital rules for large banks. The proposal introduces a "stress capital buffer," which would in part integrate the forward-looking stress test results with the non-stress capital requirements. The result would produce capital requirements for large banking organizations that are firm-specific and risk-sensitive and reduce the overall number of capital ratios that must be met. The stress capital buffer would equal the decrease in a firm's CET1 capital ratio in CCAR plus four quarters of planned common stock dividends. A bank's stress capital buffer requirement would be subject to a floor of 2.5% of risk-weighted assets.

In May 2018, the EGRRCPA was enacted to modify stress test requirements based on the total consolidated assets of a BHC. Effective 18 months after enactment, BHCs with total consolidated assets of between $10 billion and $250 billion will no longer be required to conduct company-run stress tests on an on-going basis. The FRB will have discretionary authority to subject a BHC with more than $100 billion in assets to enhanced prudential standards, including periodic company-run stress tests. Additionally, the FRB stress tests for BHCs with total consolidated assets of between $100 billion and $250 billion would be required on a periodic, rather than annual, basis. For both company-run, and FRB-run stress tests, EGRRCPA reduces the number of required test scenarios from three to two (baseline and "severely adverse"), eliminating the "adverse" scenario. Refer to the Basel III section for additional disclosures regarding the impact of the EGRRCPA.

In October 2018, the federal banking agencies proposed revisions that would tailor rules for large banking companies based on risk profile. The proposed rules would create five broad categories of firms, with each category having a specific set of tailored regulatory requirements. Based on the proposal, firms with between $250 billion and $700 billion in assets, and less than $75 billion in certain other risk related exposures, would no longer be subject to the advanced approaches calculation of risk-based capital and would also be permitted to opt-out of AOCI capital impact. Additionally, the federal banking agencies proposed changes to applicability thresholds for liquidity requirements that would amend the full LCR such that BHC's with assets between $250 billion and $700 billion, and less than $75 billion in certain other risk related exposures, would be subject to a reduced full LCR.

On February 5, 2019, the FRB notified banks with less than $250 billion in assets that they will not need to participate in the 2019 supervisory stress test. However, BB&T may need to provide additional information as a result of the pending merger with SunTrust.

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

BB&T Corporation 8

There also are a number of obligations and restrictions imposed on BHCs and their IDI subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to depositors and the FDIC insurance fund in the event the IDI is insolvent or is in danger of becoming insolvent. For example, the FRB requires a BHC to serve as a source of financial strength to its subsidiary IDIs and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require IDIs under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the insolvency or potential failure of commonly controlled IDIs. The FDIC's claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the IDI or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt.

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

Payment of Dividends; Capital Requirements

The Parent Company is a legal entity separate and distinct from its subsidiaries. The majority of the Parent Company's revenue is from dividends paid by Branch Bank, which are limited by laws and regulations. In addition, BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under the prompt corrective action regulations summarized elsewhere in this section. Banking regulators have indicated that dividends should generally only be paid if (1) net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. BB&T's future capital actions will depend on the FRB's review of BB&T's annual capital plans.

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

Institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approaches banking organizations, which results in a more complex calculation of risk-weighted assets that includes an assessment of the impact of operational risk, among other differences. In addition, advanced approaches institutions have additional reporting requirements and must calculate capital under both the standardized approach and the advanced approaches and use the more conservative result. BB&T would become subject to these requirements upon exceeding either of the asset thresholds. As discussed in the "CCAR and Stress Test Requirements" section, in October 2018, the federal banking agencies proposed revisions that would tailor rules for large banking companies based on risk profile. See the "Risk Factors" section for additional information regarding capital requirements, including discussion over the pending merger with SunTrust.

9 BB&T Corporation

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

The Basel III rules also establish more conservative ratio levels for well-capitalized status. In addition to the minimum risk-based capital requirements, all banks must hold additional capital, referred to as the capital conservation buffer (which is in the form of common equity), to avoid being subject to limits on capital distributions and certain discretionary bonus payments to officers. The required amount of the capital conservation buffer was phased-in over four years, through January 1, 2019. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for Branch Bank.

In October 2017, the federal banking agencies proposed revisions that would simplify compliance with certain aspects of capital rules. A majority of the proposed simplifications would apply solely to banking organizations that are not subject to the advanced approaches capital rule. The proposed rules simplify application of regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and capital issued by a consolidated subsidiary of a banking organization and held by third parties (noncontrolling interest), and; revisions to the treatment of certain acquisition, development, or construction exposures. In addition, the federal banking agencies have deferred the final phase-in and increased risk-weighting associated with CET1 deductions indefinitely for non-advanced approaches banks.

On December 21, 2018, the banking regulators issued a final rule that would revise the agencies' regulatory capital rules. The rule identifies which allowances under the new current expected credit losses accounting standard would be eligible for inclusion in regulatory capital, provides banking organizations the option to phase in the day-one effects on regulatory capital that may result from the adoption of the new accounting standard over a three year period, and amends certain regulatory disclosure requirements consistent with the new accounting standard. In addition, the FRB announced that covered banking organizations that have adopted the new accounting standard will not include the effect of it on their provisioning for purposes of supervisory stress testing through the 2021 cycle. In addition, BHCs required to perform company-run stress tests as part of CCAR will be required to incorporate CECL into those stress tests starting in the 2020 cycle. However, the FRB will not issue supervisory findings on those firms' allowance estimations in the CCAR exercise through 2021.

Effective upon enactment of the EGRRCPA, the banking agencies require depository institutions to assign a heightened risk weight of 150% to high volatility CRE exposures, as defined in the new law. In addition, the bill amends the Federal Deposit Insurance Act to exclude a capped amount of reciprocal deposits from treatment as brokered deposits for qualifying institutions, effective upon enactment. BB&T began to report both items under the new rules of the bill for the second quarter of 2018.

See the "Liquidity" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about BB&T's liquidity requirements.

See the "Capital" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about BB&T's capital requirements.

HMDA Regulations

The CFPB issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. BB&T began collecting the expanded data on January 1, 2018.

Tax Cuts and Jobs Act

During 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act significantly changed corporate income tax law by reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate capital expensing of certain qualified property, and eliminating the deductibility of DIF assessments. While the tax law was effective for the 2018 tax year, BB&T recognized certain effects in 2017. Refer to "Note 11. Income Taxes" for additional disclosures regarding the impact of the Tax Cuts and Jobs Act.

BB&T Corporation 10

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

The rule also imposed limits on certain relationships with hedge funds or private equity funds. The rule became effective on July 21, 2017 for purposes of conforming investments in and relationships with certain funds that were in place prior to December 31, 2013. These requirements did not have a material impact on BB&T's consolidated financial position, results of operations or cash flows.

DIF Assessments

Branch Bank's deposits are insured by the DIF of the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an IDI based on an assessment rate calculator, which is based on a number of elements to measure the risk each IDI poses to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

The FDIC adopted a final rule that imposed a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, for banks with total assets of at least $10 billion. The surcharge became effective July 1, 2016 and ended on September 30, 2018 at which time the DIF reached the target level. BB&T incurred incremental regulatory charges of $63 million for 2018, $84 million for 2017 and $42 million for 2016 while the surcharge was imposed.

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

Patriot Act

The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to cooperate in the prevention, detection and prosecution of international money laundering and the financing of terrorism. The Patriot Act contains anti-money laundering measures affecting IDIs, broker-dealers and certain other financial institutions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. The Patriot Act imposes substantial obligations on financial institutions to maintain appropriate policies, procedures and processes to detect, prevent and report money laundering, terrorist financing and other financial crimes. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on business. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

11 BB&T Corporation

BSA/AML and Suspicious Activity

BB&T is subject to a number of anti-money laundering laws and regulations as a result of being a financial company headquartered in the United States. AML requirements are primarily derived from the Bank Secrecy Act, as amended by the Patriot Act. These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists' ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Failure to comply with applicable laws and regulations or maintain adequate AML related controls can lead to significant monetary penalties and reputational damage.

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

During December 2016, Branch Bank entered into a consent order with the FDIC and the NCCOB and in January 2017, BB&T entered into a cease and desist order with the FRB and NCCOB. These orders call for corrective actions and enhancements to address certain internal control deficiencies within the BSA/AML Compliance Program. No criminal activity has been identified as the result of such deficiencies, and no financial penalty was levied. BB&T has made significant progress in addressing matters identified in the consent order, as well as the cease and desist order, and continues to devote significant resources to its BSA/AML program.

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

Beginning in 2018, BB&T is subject to new provisions of the Bank Secrecy Act: "Customer Due Diligence Requirements for Financial Institutions." These new requirements, among other things, require BB&T to collect information on the beneficial ownership and controlling person of legal entity clients and then verify their identity.

The U.S. Treasury's OFAC rules prohibit U.S. persons from engaging in financial transactions with certain individuals, entities, or countries, identified as "Specially Designated Nationals," such as terrorists and narcotics traffickers. These rules require the blocking of assets held by, and prohibit transfers of property to such individuals, entities or countries. Blocked assets, such as property or bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. BB&T maintains an OFAC program designed to ensure compliance with OFAC requirements. Failure to comply with such requirements could subject BB&T to serious legal and reputational consequences, including criminal penalties.

Privacy

Federal law contains extensive customer privacy protection provisions, including those provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act), and Regulation P, which require among other things that financial institutions provide an annual notice describing their privacy policies. Regulation P, which became effective September 17, 2018, contains an exception to the annual notice requirement. To qualify for the annual notice exception, financial institutions must not share nonpublic personal information with unaffiliated third parties about consumers except as described in the statutory exceptions. If a financial institution shares consumer information with unaffiliated third parties only in this manner, a financial institution is no longer required to provide an annual privacy notice and is not required to provide consumers with a right to opt out of information sharing. The amendments do not affect a financial institution's obligation to provide an initial privacy notice to all consumers. In addition, the amendments do not affect a financial institution's obligation to provide a right to opt out of information sharing that may be required by other statutes, such as the Fair Credit Reporting Act.

BB&T Corporation 12

CRA

The CRA requires Branch Bank's primary federal bank regulatory agency, the FDIC, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the FRB in connection with any acquisition or merger application.

Automated Overdraft Payment Regulation

There are federal consumer protection laws related to automated overdraft payment programs offered by financial institutions. The CFPB prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service. Financial institutions must also provide consumers with a notice that explains the financial institution's overdraft services, including the associated fees and the consumer's choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for "excessive or chronic" customer use and undertake "meaningful and effective" follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and ensure board and management oversight regarding overdraft payment programs.

DOL Fiduciary Rule

During April 2016, the DOL issued a final rule related to fiduciary standards in regards to the investing of clients' retirement assets. The rule expands the definition of a fiduciary under the Employee Retirement Income Security Act of 1974. Those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners must either avoid payments that create conflicts of interest or comply with the protective terms of an exemption issued by the DOL. Under new exemptions adopted with the rule, financial institutions would be obligated to acknowledge their status and the status of their individual advisers as "fiduciaries." Firms and advisers would be required to make prudent investment recommendations without regard to their own interests, or the interests of those other than the customer; charge only reasonable compensation; and make no misrepresentations to their customers regarding recommended investments. Additionally, the new rule would require certain disclosures to be made to the investor, and ongoing compliance must be monitored and documented.

During 2017, the DOL issued extensions on implementation of certain aspects of the final rule to allow additional time to evaluate the impacts of the rule and extend the phase in period through July 1, 2019. In June 2018, the U.S. Fifth Circuit Court of Appeals vacated the rule. The DOL has stated that the agency is considering regulatory options in light of the Fifth Circuit opinion.

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

Cybersecurity

The CISA was enacted in 2018, and is focused on the protection of the nation's critical infrastructure from physical and cyber threats. The CISA is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from cyber attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.

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

13 BB&T Corporation

Other Regulatory Matters

BB&T is subject to examinations by federal and state banking regulators, as well as the SEC, the FINRA, the NYSE, various taxing authorities and various state insurance and securities regulators. BB&T periodically receives requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning BB&T's business and accounting practices. Such requests are considered incidental to the normal conduct of business.

Employees

For the quarter ended December 31, 2018, BB&T had 35,852 FTEs, compared to 36,484 FTEs for the quarter ended December 31, 2017.

Website Access to BB&T's Filings with the SEC

BB&T's electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company's website, BBT.com, as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T's SEC filings are also available through the SEC's website at sec.gov.

Corporate Governance

Information with respect to BB&T's Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T's website, BBT.com.

BB&T Corporation 14

Executive Officers

Executive Officer	Recent Work Experience	Yrs of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009.	46	70
Chairman and Chief Executive Officer
Christopher L. Henson	President since December 2016. Chief Operating Officer since January 2009.	34	57
President and Chief Operating Officer
Daryl N. Bible	Chief Financial Officer since January 2009.	11	57
Senior Executive Vice President and
Chief Financial Officer
Clarke R. Starnes III	Chief Risk Officer since July 2009.	36	59
Senior Executive Vice President and
Chief Risk Officer
W. Bennett Bradley	Manager of Operations Shared Services, since November 2018. Chief Digital Officer from January 2016 to October 2018. President, Payment Solutions from September 2005 to December 2015.	33	57
Senior Executive Vice President and
Manager of Operations Shared Services
Barbara F. Duck	Chief Information Officer since July 2016. Data and Technology Services Manager from January 2016 to June 2016. Enterprise Risk Manager from July 2009 to December 2015.	31	52
Senior Executive Vice President and
Chief Information Officer
Jim. D. Godwin	Chief Credit Officer since January 2018. Deputy Chief Risk Officer from January 2016 to December 2017. Chief Operational Risk Officer from September 2012 to December 2015.	23	50
Senior Executive Vice President and
Chief Credit Officer
Donna C. Goodrich	Treasurer since November 2018. Deposit, Operations and Fraud Manager from November 2017 to October 2018. Deposit, Payment and Operations Services Manager from January 2016 to October 2017. Deposit Services Manager from April 2004 to December 2015.	33	56
Senior Executive Vice President and
Treasurer
Robert J. Johnson, Jr.	General Counsel, Secretary and Chief Corporate Governance Officer since August 2010.	14	46
Senior Executive Vice President and
General Counsel, Secretary and
Chief Corporate Governance Officer
Brant J. Standridge	President, Retail Banking since January 2018. Lending Group Manager from August 2016 to December 2017. Regional President in Texas from January 2015 to August 2016. Regional President in Georgia from November 2011 to December 2014.	20	43
Senior Executive Vice President and
President, Retail Banking
David H. Weaver	President, Community Banking since December 2016. Community Banking Group Executive from 2010 to December 2016.	23	52
Senior Executive Vice President and
President, Community Banking
Dontá L. Wilson	Chief Digital Officer since November 2018. Chief Client Experience Officer since August 2016. Regional President in Georgia from December 2014 to July 2016. Regional President in Alabama from August 2009 to November 2014.	20	42
Senior Executive Vice President and
Chief Digital and Client Experience Officer
W. Rufus Yates	Chairman of BB&T Securities, LLC since January 2019. President and CEO of BB&T Securities, LLC from January 2009 to December 2018. Financial Services & Commercial Finance Manager since 2012.	32	61
Senior Executive Vice President and Financial
Services & Commercial Finance Manager,
Chairman, BB&T Securities, LLC

15 BB&T Corporation

ITEM 1A. RISK FACTORS

The following discussion sets forth some of the more important risk factors that could materially affect BB&T's financial condition and operations. When a risk factor spans several risk categories, the below risks have been listed by their primary risk category. Other factors that could affect the Company's financial condition and operations are discussed in the "Forward-Looking Statements" section above. However, there may be additional risks that are not presently material or known, and factors besides those discussed below, or elsewhere in this or other reports that BB&T filed or furnished with the SEC, that also could adversely affect the Company.

As a result of BB&T entering into the merger agreement with SunTrust, certain risk factors have been identified. These risks and the other risks associated with the proposed merger will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that BB&T will file with the SEC in connection with the merger.

Risks Relating to the Proposed Merger with SunTrust

The consummation of the merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of BB&T's or SunTrust's control and that BB&T and SunTrust may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger.

Consummation of the merger is contingent upon the satisfaction of a number of conditions, some of which are beyond BB&T's and SunTrust's control, including, among others:

•	adoption of the merger agreement by SunTrust's shareholders and by BB&T's shareholders;

•	authorization for listing on the NYSE of the shares of BB&T common stock to be issued in the merger, subject to official notice of issuance;

•	the receipt of required regulatory approvals, including the approval of the FRB, the FDIC, the NCCOB and the Georgia Department of Banking and Finance;

•	effectiveness of the registration statement on Form S-4 for the BB&T common stock to be issued in the merger; and

•	the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or making the completion of the merger illegal.

Each party's obligation to complete the merger is also subject to certain additional customary conditions, including:

•	subject to certain exceptions, the accuracy of the representations and warranties of the other party;

•	performance in all material respects by the other party of its obligations under the merger agreement; and

•	receipt by such party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the IRC.

These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after receipt of the requisite approvals by BB&T's or SunTrust's shareholders, or BB&T or SunTrust may elect to terminate the merger agreement in certain other circumstances.

As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on the conduct of BB&T after the closing of the merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the merger or of imposing additional costs or limitations on BB&T following the merger, any of which may have an adverse effect on BB&T following the merger.

BB&T and SunTrust may also be subject to lawsuits challenging the merger, and adverse rulings in these lawsuits may delay or prevent the merger from being completed or require BB&T or SunTrust to incur significant costs to defend or settle these lawsuits. Any delay in completing the merger could cause BB&T not to realize, or to be delayed in realizing, some or all of the benefits that BB&T expects to achieve if the merger is successfully completed within its expected time frame.

BB&T Corporation 16

BB&T may fail to realize all of the anticipated benefits of the merger, or those benefits may take longer to realize than expected. BB&T may also encounter significant difficulties in integrating with SunTrust.

BB&T and SunTrust have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on BB&T's ability to successfully integrate SunTrust's operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of SunTrust's operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company.

If BB&T experiences difficulties in the integration process, including those listed above, BB&T may fail to realize the anticipated benefits of the merger in a timely manner or at all.

While the merger is pending, BB&T will be subject to business uncertainties and contractual restrictions that could adversely affect its business and operations.

Uncertainty about the effect of the merger on employees, customers and other persons with whom BB&T or SunTrust have a business relationship may have an adverse effect on BB&T's business, operations and stock price. Existing customers of BB&T and SunTrust could decide to no longer do business with BB&T, SunTrust or the combined company, reducing the anticipated benefits of the merger. BB&T and SunTrust are also subject to certain restrictions on the conduct of their respective businesses while the merger is pending. As a result, certain other projects may be delayed or abandoned and business decisions could be deferred. Employee retention at SunTrust and BB&T may be challenging before completion of the merger, as certain employees may experience uncertainty about their future roles with the combined company, and these retention challenges will require BB&T to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with BB&T, SunTrust or the combined company, the benefits of the merger could be materially diminished.

BB&T is expected to incur substantial expenses related to the merger and the integration with SunTrust.

Both BB&T and SunTrust will incur substantial expenses in connection with the merger and integration. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While BB&T has assumed that a certain level of expenses would be incurred, there are many factors beyond BB&T's control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that BB&T expects to achieve from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of any charges to earnings as a result of merger or integration expenses are uncertain at present.

BB&T's future results will suffer if it does not effectively manage its expanded operations following the merger.

Following the merger, the size of BB&T's business will increase significantly beyond its current size. BB&T's future success depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances BB&T will be successful or that BB&T will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

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

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on BB&T's activities that could have a material adverse effect on its business and profitability.

17 BB&T Corporation

For example, as discussed in "Regulatory Considerations" above, the FDIC adopted a final rule that imposed a DIF assessment surcharge for banks with total assets of at least $10 billion. The surcharge became effective July 1, 2016 and ended on September 30, 2018 at which time the DIF reached the target level. BB&T incurred incremental regulatory charges of $63 million for 2018, $84 million for 2017 and $42 million for 2016 while the surcharge was imposed.

The Dodd-Frank Act, and its related rulemaking activities, may result in lower revenues, higher costs and ratings downgrades. In addition, failure to meet the FRB's capital planning and adequacy requirements and liquidity requirements under the Dodd-Frank Act and other banking laws may limit the ability to pay dividends, pursue acquisitions and repurchase common stock.

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Under Dodd-Frank, BB&T is deemed to be a "systemically important" institution subject to certain enhanced prudential standards imposed by the FRB. Federal agencies continue to implement the provisions of the Dodd-Frank Act. Certain of these provisions remain subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Additionally, the CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules have a direct impact on BB&T's operations, as BB&T is both a mortgage originator and a servicer.

Due to BB&T's size, it is subject to additional regulations such as the "living will" requirements relating to the rapid and orderly resolution of systemically important financial institutions in the event of material financial distress or failure. BB&T cannot predict the additional effects that compliance with the Dodd-Frank Act or any regulations will have on BB&T's businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect BB&T's business, financial condition or results of operations. See "Regulatory Considerations" for additional information regarding the Dodd-Frank Act and its impact upon BB&T.

BB&T is subject to enhanced capital requirements and may be subject to more stringent capital requirements, which could diminish its ability to pay dividends or require BB&T to reduce its operations.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and BHCs. The FRB approved final rules that established a new comprehensive capital framework for U.S. banking organizations and established a more conservative definition of capital. These requirements, known as Basel III, became effective on January 1, 2015, and as a result, BB&T became subject to enhanced minimum capital and leverage ratios. These requirements, and any other new regulations, including those that have been proposed but not yet implemented as a result of the requirements established by the BCBS, could adversely affect BB&T's ability to pay dividends or raise capital, or could require BB&T to limit certain business activities, which may adversely affect its results of operations or financial condition. BB&T currently qualifies as a standardized approach banking organization under Basel III. Financial institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approaches banking organizations, which are subject to a more complex calculation of RWA that includes an assessment of the impact of operational risk, among other requirements. In October 2018, the federal banking agencies proposed revisions that would tailor rules for large banking companies based on risk profile. See additional disclosures in the "Regulatory Considerations" section. Should the proposed rule not become final, BB&T would need to comply with the advanced approaches requirements after the pending merger with SunTrust. These more stringent requirements, or BB&T's failure to properly comply with them, could materially and adversely impact BB&T's financial results and regulatory status if the requirements become applicable to BB&T. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have a material adverse effect on BB&T. See "Regulatory Considerations" for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

For example, BB&T is subject to assessment by the FRB as part of the CCAR program. CCAR is an exercise required by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. BB&T cannot be certain that the FRB will have no objections to BB&T's future capital plans submitted through the CCAR program. Failure to pass the CCAR review could adversely affect BB&T's ability to pay dividends, enter into acquisitions and repurchase common stock.

BB&T Corporation 18

BB&T is subject to extensive government regulation and supervision, which can lead to costly enforcement actions while increasing the cost of doing business and limiting BB&T's ability to generate revenue.

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

In addition, federal bank regulatory agencies are required to consider the effectiveness of a financial institution's anti-money laundering activities and other regulatory compliance matters when reviewing bank mergers and BHC acquisitions and, consequently, non-compliance with the applicable regulations could materially impair BB&T's ability to enter into or complete mergers and acquisitions. Emerging technologies, such as cryptocurrencies could limit BB&T's ability to track the movement of funds. BB&T's ability to comply with BSA/AML and other regulations is dependent on its ability to improve detection and reporting capabilities and reduce variation in control processes and oversight accountability.

For example, as discussed in "Regulatory Considerations" above, Branch Bank entered into a consent order with the FDIC and the NCCOB in December 2016 and BB&T entered into a cease and desist order with the FRB and NCCOB in January 2017. The orders call for corrective actions and enhancements to address certain internal control deficiencies within the BSA/AML Compliance Program. Although the NCCOB and FDIC have exited the consent order, the FRB has not. BB&T's and Branch Bank's ability to pursue mergers and acquisitions may be limited for a period of time, including BB&T's potential merger with SunTrust. See additional risk factors under the heading "Risks Relating to the Proposed Merger with SunTrust."

Issuance of new tax guidance or differences in interpretation of tax laws and regulations may adversely impact BB&T's financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T, including the Tax Cuts and Jobs Act, and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions or credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on financial results. Potential litigation related to BB&T could adversely affect BB&T's financial position or results of operations.

Changes in tax laws contained in the Tax Cuts and Jobs Act include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in BB&T's loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in BB&T's provision for loan losses, which would reduce its profitability and could materially adversely affect its business, financial condition and results of operations.

19 BB&T Corporation

Credit Risk

Changes in national, regional and local economic conditions and deterioration in the geographic and financial markets in which BB&T operates could lead to higher loan charge-offs and reduce net income and growth.

BB&T's business is subject to fluctuations based on national, regional and local economic conditions, as well as conditions that may be specific to particular sectors or industries. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on BB&T's operations and financial condition even if other favorable events occur. BB&T's banking operations are primarily locally oriented and community-based. Accordingly, BB&T expects to continue to be dependent upon local business conditions as well as conditions in the local residential and CRE markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T's market area could depress its earnings and consequently its financial condition because:

•	customers may not want or need BB&T's products or services;

•	borrowers may not be able or willing to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of BB&T's loan portfolio may decline.

Any of the latter three scenarios could require BB&T to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce net income. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect BB&T's business, financial condition or results of operations.

A systemic lack of available credit, a lack of confidence in the financial sector, volatility in the financial markets and/or reduced business activity could materially adversely affect BB&T's business, financial condition and results of operations.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on BB&T's operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact BB&T's ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. BB&T cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these obligations will affect economic conditions. Such ratings actions could result in a significant adverse impact on BB&T. For example, BB&T's securities portfolio consists largely of MBS issued by GSEs, such as FHLMC and FNMA. Among other things, a downgrade in the U.S. government's credit rating could adversely impact the value of these securities and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which BB&T is subject and any related adverse effects on its business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect BB&T.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose BB&T to credit risk in the event of default of its counterparty. In addition, BB&T's credit risk may be exacerbated when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. These types of losses could materially adversely affect BB&T's results of operations or financial condition.

Liquidity Risk

BB&T's liquidity could be impaired by an inability to access the capital markets, an unforeseen outflow of cash or a reduction in the credit ratings for BB&T or its subsidiaries.

Liquidity is essential to BB&T's businesses. When volatility or disruptions occur in the capital markets, BB&T's ability to access capital could be materially impaired. Additionally, other factors outside of BB&T's control, such as a general market disruption or an operational problem that affects third parties, could impair BB&T's ability to access capital markets or create an unforeseen outflow of cash or deposits. BB&T's inability to access the capital markets could constrain its ability to make new loans or meet its existing lending commitments and could ultimately jeopardize its overall liquidity and capitalization.

BB&T Corporation 20

BB&T's credit ratings are also important to its liquidity. Rating agencies regularly evaluate BB&T and its subsidiaries, and their ratings are based on a number of factors, including the financial strength of BB&T and its subsidiaries, as well as factors not entirely within BB&T's control, including conditions affecting the financial services industry generally. As a result, there can be no assurance that BB&T will maintain its current ratings. A reduction in BB&T's credit ratings could adversely affect BB&T's liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations. In connection with the pending SunTrust merger, Moody's placed BB&T's credit ratings under review for possible downgrade.

Market Risk

Instability in economic conditions and geopolitical matters as well as volatility in financial markets could have a material adverse effect on BB&T's operations, earnings and financial condition.

The macroeconomic environment in the United States is susceptible to global events and volatility. The negative impact on economic conditions and global markets from foreign sovereign debt matters, changes of trade policies and other matters could adversely affect BB&T's business, financial condition and liquidity. Domestic and global political activity, geopolitical matters, including international political unrest or disturbances, concerns over energy prices, trade wars and economic instability or recession in certain regions could cause turmoil and volatility in the financial markets, which could reduce the value of BB&T's assets or cause a reduction in liquidity that adversely impacts BB&T's financial condition and results of operations.

Changes in U.S. trade policies and other factors beyond BB&T's control, including the imposition of tariffs and retaliatory tariffs, may adversely impact its business, financial condition and results of operations.

Following the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that BB&T's customers import or export, including among others, agricultural products, could cause the prices of its customers' products to increase, which could reduce demand for such products, or reduce its customer margins, and adversely impact their revenues, financial results and ability to service debt. This, in turn, could adversely affect BB&T's financial condition and results of operations.

In addition, to the extent changes in the political environment have a negative impact on BB&T or on the markets in which BB&T operates its business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On November 30, 2018, the United States, Canada and Mexico signed a new trade deal, the U.S.-Mexico-Canada Agreement, to replace the North American Free Trade Agreement, which is subject to congressional approval and various components of the agreement are not effective until 2020. The full impact of this agreement on BB&T, its customers and on the economic conditions in its geographic markets is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact BB&T's and/or its customers' costs, demand for its customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact BB&T's business, financial condition and results of operations.

The monetary, tax and other policies of governmental agencies, including the FRB, have a significant impact on market interest rates, and BB&T's business and financial performance may be impacted significantly by such interest rates.

BB&T's businesses and earnings are affected by the monetary, tax and other policies adopted by various regulatory authorities of the U.S., non-U.S. governments and international agencies. The FRB regulates the supply of money and credit in the U.S. The federal policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of BB&T's financial assets, most notably debt securities. Changes in the federal policies are beyond BB&T's control and, consequently, the impact of these changes on BB&T's activities and results of operations is difficult to predict.

21 BB&T Corporation

Changes in interest rates may have an adverse effect on BB&T's profitability.

BB&T's earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect BB&T's earnings and financial condition. BB&T cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. As discussed in "Market Risk Management – Interest Rate Market Risk (Other than Trading)," BB&T has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T's profitability. For example, rising interest rates could adversely affect BB&T's mortgage banking business because higher interest rates could cause customers to apply for fewer mortgages. Similarly, rising interest rates would increase the required periodic payment for variable rate loans and may result in borrowers becoming unable to pay. Additionally, rising interest rates may increase the cost of BB&T's deposits, which are a primary source of funding.

On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021. In the U.S., the Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York identified the SOFR as an alternative U.S. dollar reference interest rate. The replacement of LIBOR creates operational and market risk which will become clear as replacement choices are developed. Uncertainty as to the nature of such potential changes or other reforms may adversely affect BB&T's financial condition and results of operations.

Loss of deposits or a change in deposit mix could increase the Company's funding costs.

Deposits are a low cost and stable source of funding. BB&T competes with banks and other financial institutions for deposits. Funding costs may increase because the Company may lose deposits and replace them with more expensive sources of funding, clients may shift their deposits into higher cost products or the Company may need to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company's NIM, net interest income and net income.

Operational Risk

BB&T faces cybersecurity risks that could result in the disruption of operations or the disclosure of confidential information, adversely affect BB&T's business or reputation and create significant legal and financial exposure.

BB&T's computer systems and network infrastructure are subject to security risks and could be susceptible to cyber attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, including BB&T. As a result of these attacks, the performance of BB&T's website, BBT.com, was adversely affected, and in some instances customers were prevented from accessing BB&T's website. BB&T expects to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and BB&T may not be able to anticipate or prevent all such attacks. BB&T may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of its systems, BB&T will not be able to anticipate all security breaches of these types, and BB&T may not be able to implement effective preventive measures against such security breaches. The techniques used by cyber criminals change frequently and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce associates, customers or other users of BB&T's systems to disclose sensitive information in order to gain access to its data or that of its clients. These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications.

A successful penetration or circumvention of system security could cause serious negative consequences to BB&T, including disruption of operations, misappropriation of confidential information of BB&T or its customers, or damage to computer systems of BB&T or its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to BB&T or to its customers, loss of confidence in BB&T's security measures, significant litigation exposure and harm to BB&T's reputation, all of which could have a material adverse effect on BB&T's financial condition or results of operations.

BB&T Corporation 22

BB&T relies on its associates, systems and certain counterparties, and certain failures could materially adversely affect operations.

BB&T's business is dependent on the ability to process, record and monitor a large number of complex transactions. The Company could be materially adversely affected if one or more of its associates cause a significant operational breakdown or failure, either as a result of human error or intentionally. Financial, accounting or other data processing systems may fail or have other significant shortcomings that materially adversely affect BB&T's business. In addition, BB&T continually enhances products, services and processes and may not fully identify new operational risks that may arise from such changes. Any of these occurrences could diminish the ability to operate one or more BUs or result in potential liability to clients, increased operating expenses, higher litigation costs (including fines and sanctions), reputational damage, regulatory intervention and/or weaker competitive standing, any of which could be material to the Company.

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

BB&T may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer servers or other damage to property or assets; natural disasters; health emergencies or pandemics; or events arising from political events, including terrorist acts. There can be no assurance that disaster recovery or other plans will fully mitigate all potential business continuity risks. Any failures or disruptions of systems or operations could impact BB&T's ability to service its clients, which could adversely affect BB&T's results of operations by subjecting BB&T to losses, litigation, regulatory fines or penalties or by requiring the expenditure of significant resources to correct the failure or disruption.

Significant litigation and regulatory proceedings could have a material adverse effect on BB&T.

BB&T faces significant litigation and regulatory proceedings in its business. The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. Given the inherent uncertainties involved in litigation and regulatory proceedings, and the very large or indeterminate damages sought in some matters asserted against BB&T, there can be significant uncertainty as to the ultimate liability BB&T may incur from such matters. The finding, or even the assertion, of substantial legal liability or significant regulatory action against BB&T may have material adverse financial effects or cause significant reputational harm to BB&T, which in turn could seriously harm BB&T's business prospects.

BB&T faces significant operational and other risks related to its activities, which could expose it to negative publicity, litigation and/or regulatory action.

BB&T is exposed to many types of operational risks, legal and compliance risk, internal or external fraud (including identity and information theft), transaction processing errors due to clerical or record-keeping mistakes or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from BB&T's actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, activities related to asset sales and balance sheet management and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect BB&T's ability to attract and keep customers and can expose it to litigation and regulatory action.

Because the nature of the financial services industry involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. BB&T's necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical flaws or associate tampering or manipulation of those systems will result in losses that are difficult to detect. BB&T also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. BB&T is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is BB&T) and to the risk that BB&T's (or its vendors') business continuity and data security systems prove to be inadequate.

BB&T relies on other companies to provide certain key components of its business infrastructure.

Third party vendors provide certain key components of BB&T's business infrastructure such as internet connections, network access and certain transaction processing. While BB&T conducts careful due diligence on third party vendors, and has established processes for ongoing vendor management and monitoring, it does not control their operations. Any failure by these third parties to perform or provide agreed upon goods and services for any reason, or their poor performance of services, could adversely affect BB&T's ability to deliver products and services to its customers and otherwise conduct its business. Replacing these third party vendors could also entail significant delay and expense.

23 BB&T Corporation

BB&T may not be able to successfully integrate mergers and acquisitions.

Difficulties may arise in the integration of the business and operations of BHCs, banks and non-bank entities that BB&T acquires and, as a result, BB&T may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity's businesses with BB&T or one of BB&T's subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of core operating systems, data systems and products may result in the loss of customers, damage to BB&T's reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single set of data systems is not accomplished on a timely basis.

Difficulty in integrating an acquired company may prevent BB&T from realizing expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key associates, disruption of BB&T's businesses or the businesses of the acquired company, or otherwise adversely affect BB&T's ability to maintain relationships with customers and associates or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. As a result of these and other factors, BB&T could incur losses on acquired assets and increased expenses resulting from the failure to successfully integrate an acquired company, which could adversely impact its financial condition or results of operations. See additional risk factors under the heading "Risks Relating to the Proposed Merger with SunTrust."

BB&T may not be able to successfully implement future information technology system enhancements, which could adversely affect BB&T's business operations and profitability.

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

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact BB&T's financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, BB&T may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

There are risks resulting from the extensive use of models in BB&T's business, which may impact decisions made by management and regulators.

BB&T relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that BB&T's business decisions based on information incorporating model output would be adversely affected due to the inadequacy of that information. Also, information BB&T provides to the public or to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that the regulators make, including those related to capital distributions to BB&T's shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.

BB&T's risk management measures may not be fully effective, which may adversely impact BB&T's ability to manage risks to its business.

Management of risk, including compliance, credit, liquidity, market, operational, reputation and strategic risks, requires policies and procedures to properly record and verify a large number of transactions and events. BB&T's risk management measures may not be fully effective in identifying and mitigating its risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the models for assessing risk are properly designed and implemented. Some of BB&T's methods of managing risk are based upon its use of observed historical market behavior and management's judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures indicate. In addition, credit risk is inherent in the financial services business. BB&T's ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage and underwrite consumer and commercial customers become less predictive of future charge-offs.

BB&T Corporation 24

Strategic and Other Risk

BB&T may experience significant competition from new or existing competitors, which may reduce its customer base or cause it to lower prices for its products and services in order to maintain market share.

There is intense competition among commercial banks in BB&T's market area. In addition, BB&T competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than BB&T is with respect to the products and services they provide. BB&T's success depends, in part, on its ability to adapt its products and services to evolving industry standards and customer expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce BB&T's NIM and revenues from its fee-based products and services.

In addition, the adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality and cryptocurrencies could require BB&T to make substantial expenditures to modify or adapt its existing products and services. These and other capital investments in BB&T's business may not produce expected growth in earnings anticipated at the time of the expenditure. BB&T may not be successful in introducing new products and services, achieving market acceptance of its products and services, anticipating or reacting to consumers' changing technological preferences or developing and maintaining loyal customers. In addition, BB&T could lose market share to the shadow banking system, non-traditional banking organizations or other market participants who engage in business or offer products in areas it deems speculative or risky, such as cryptocurrencies.

Any potential adverse reactions to BB&T's financial condition or status in the marketplace, as compared to its competitors, could limit BB&T's ability to attract and retain customers and to compete for new business opportunities. The inability to attract and retain customers or to effectively compete for new business may have a material and adverse effect on BB&T's financial condition and results of operations.

BB&T also experiences competition from nonbank companies inside and outside of its market area and, in some cases, from companies other than those traditionally considered financial sector participants. In particular, technology companies focus on the financial sector and offer software and products primarily over the Internet, with an increasing focus on mobile device delivery. These companies generally are not subject to the comparable regulatory burdens as financial institutions and may accordingly realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. For example, a number of companies offer bill pay and funds transfer services that allow customers to avoid using a bank. Technology companies are generally positioned and structured to quickly adapt to technological advances and directly focus resources on implementing those advances. This competition could result in the loss of fee income and customer deposits and related income. In addition, changes in consumer spending and saving habits could adversely affect BB&T's operations, and the Company may be unable to develop competitive and timely new products and services in response. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

BB&T may not be able to complete future mergers or acquisitions.

BB&T must generally satisfy a number of meaningful conditions before it can complete an acquisition of another bank or BHC, including federal and/or state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects, including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution's record of compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and protests from various stakeholders of both BB&T and its acquisition partner. Also, under the Dodd-Frank Act, U.S. regulators must now take systemic risk into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like BB&T. BB&T cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases, BB&T may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent BB&T from completing an announced acquisition. See additional risk factors under the heading "Risks Relating to the Proposed Merger with SunTrust."

25 BB&T Corporation

Catastrophic weather-related events and other natural disasters could have a material adverse effect on BB&T.

The occurrence of events such as hurricanes, tropical storms, tornados, winter storms and other large scale catastrophes could adversely affect BB&T's financial condition or results of operations. BB&T has operations and customers along the Gulf and Atlantic coasts as well as other parts of the southeastern United States. Such areas could be adversely impacted by such events in those regions, the nature and severity of which may be impacted by climate change and are difficult to predict. These and other unpredictable natural disasters could have an adverse effect on BB&T in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T. These events could reduce BB&T's earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T's financial condition and/or results of operations.

Changes in accounting standards and management's application of those standards could materially impact BB&T's financial statements.

BB&T accounting policies and methods are fundamental to the way it records and reports its financial condition and results of operations. Management must apply significant judgment in selecting and applying these accounting policies and methods, and these judgments have a significant impact on BB&T's financial condition and operating results. Different assumptions in the application of these policies could result in material changes to BB&T's consolidated financial position and/or consolidated results of operations and related disclosures. Further, if those assumptions were incorrectly made, BB&T could be required to correct and restate prior-period financial statements. Refer to "Critical Accounting Policies" and "Note 1. Basis of Presentation" for additional disclosures.

From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be difficult to predict and can materially impact how BB&T records and reports its financial condition and results of operations. For example, in June 2016 the FASB issued an accounting standard related to credit losses that will be effective for the Company effective January 1, 2020. This standard replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Implementation of the standard will likely result in an increase to the allowance for credit losses, potentially materially, with a corresponding negative impact to equity. This increase to the allowance for credit losses will also adversely impact BB&T's regulatory capital position to the extent that the FRB and other U.S. banking agencies do not amend existing regulatory capital rules in a manner that gives appropriate consideration to the loss-absorbing capacity associated with the anticipated increased allowance for credit loss estimate. It is also possible that BB&T's reported earnings and lending activity will be negatively impacted in periods following adoption.

ITEM 2. PROPERTIES

BB&T leases its headquarters at 200 West Second Street, Winston-Salem, North Carolina 27101 and owns or leases other significant office space in the vicinity of its headquarters. BB&T owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic United States. Offices are either owned or operated under leases. BB&T operates retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic United States. See Table 1 for a list of BB&T's branches by state. BB&T also operates numerous insurance agencies and other businesses that occupy facilities throughout the U.S. and Canada. Management believes that the premises are well-located and suitably equipped to serve as financial services facilities. See "Note 4. Premises and Equipment" for additional disclosures related to properties and other fixed assets.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T's common stock is traded on the NYSE under the symbol "BBT." As of December 31, 2018, BB&T's common stock was held by 80,036 registered shareholders.

Common Stock, Dividends and Share Repurchases

BB&T's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to the FRB not objecting to its capital plan. BB&T's ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders' investments. The Company's policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that the common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) will be between 30% and 50% during normal economic conditions. BB&T's common dividend payout ratio was 39.3% in 2018 compared to 45.3% in 2017 and 40.9% in 2016. BB&T has paid a cash dividend to shareholders every year since 1903. BB&T expects common dividend declarations, if declared, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in "Note 14. Regulatory Requirements and Other Restrictions" and in the "Regulatory Considerations" section.

BB&T Corporation 26

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase. Repurchases may be effected through open market purchases, privately negotiated transactions, trading plans established in accordance with Securities and Exchange Commission rules or other means. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares repurchased constitute authorized but unissued shares of the Company and are therefore available for future issuances. During 2018, the Company repurchased 23.2 million shares of common stock totaling $1.2 billion.

Management's guideline for the total payout ratio (computed by dividing the sum of common stock dividends declared and share repurchases, excluding shares repurchased in connection with equity awards, by net income available to common shareholders) is that it will range between 30% and 80% during normal economic conditions. BB&T may consider higher total distributions based on its capital position, earnings and prevailing economic conditions. The total payout ratio was 78.7%, 117.9% and 64.0% in 2018, 2017 and 2016, respectively.

Table 2: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (2)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October 2018	6,214	$48.80	6,214	$1,197
November 2018	1,471	48.80	1,471	1,125
December 2018	—	—	—	1,125
Total	7,685	48.80	7,685

(1)	Excludes commissions.

(2)
Pursuant to the 2018 Repurchase Plan, announced on June 28, 2018, authorizing up to $1.7 billion of share repurchases over the one-year period ending June 30, 2019. BB&T has suspended share repurchases as a result of the pending merger of equals with SunTrust.

Preferred Stock

See "Note 9. Shareholders' Equity" for information about preferred stock.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards as of December 31, 2018:

Table 3: Equity Compensation Plan Information
Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(2) Weighted-average exercise price of outstanding options, warrants and rights	(c)(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	15,583,714	$30.12	16,365,707
Not approved by security holders (4)	—	—	—
Total	15,583,714	30.12	16,365,707

(1)	Includes 11,619,799 RSUs and PSUs.

(2)	Excludes RSUs and PSUs because they do not have an exercise price.

(3)	All awards remaining available for future issuance will be issued under the terms of the 2012 Incentive Plan, as amended.

(4)	Excludes 132,434 options outstanding with a weighted average exercise price of $30.93 for plans that BB&T will not make future awards under and were assumed in mergers and acquisitions.

27 BB&T Corporation

Performance Graphs

The following graph compares the cumulative total returns (assuming concurrent $100 investments at the beginning of each period and reinvestment of dividends) of BB&T common stock, the S&P 500 Index, and an industry peer group. The companies in the peer group were Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp, Wells Fargo & Company and Zions Bancorporation.

	As of / Through December 31,
	Invested	Cumulative Total Return
	2013	2014	2015	2016	2017	2018
BB&T Corporation	$100.00	$106.90	$106.79	$137.19	$149.10	$133.86
S&P 500 Index	100.00	113.68	115.24	129.02	157.17	150.27
BB&T's Peer Group	100.00	118.30	119.57	139.39	159.62	128.93

BB&T Corporation 28

ITEM 6. SELECTED FINANCIAL DATA
As of/ For the Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2018	2017	2016	2015	2014
Summary Income Statement:
Revenue-TE (1)	$11,654	$11,476	$10,953	$9,757	$9,373
Less: TE adjustment (2)	96	159	160	146	143
Revenue-reported (1)	11,558	11,317	10,793	9,611	9,230
Provision for credit losses	566	547	572	428	251
Noninterest expense	6,932	7,444	6,721	6,266	5,852
Income before income taxes	4,060	3,326	3,500	2,917	3,127
Provision for income taxes	803	911	1,058	794	921
Net income	3,257	2,415	2,442	2,123	2,206
Noncontrolling interest	20	21	16	39	75
Dividends and accretion on preferred stock	174	174	167	148	148
Net income available to common shareholders	3,063	2,220	2,259	1,936	1,983
Per Common Share:
Basic EPS	$3.96	$2.78	$2.81	$2.59	$2.76
Diluted EPS	3.91	2.74	2.77	2.56	2.72
Cash dividends declared	1.560	1.260	1.150	1.050	0.950
Common equity	35.46	34.01	33.14	31.66	30.09
Average Balances:
Total assets	$222,273	$221,065	$218,945	$197,347	$185,095
Securities (3)	47,100	46,029	46,279	42,103	40,541
Loans and leases (4)	146,417	144,075	141,759	127,802	118,830
Deposits	157,483	159,241	157,469	138,498	129,077
Long-term debt	23,755	21,660	22,791	23,343	22,210
Shareholders' equity	29,743	30,001	29,355	25,871	23,954
Period-End Balances:
Total assets	$225,697	$221,642	$219,276	$209,947	$186,834
Securities (3)	45,590	47,574	43,606	43,827	41,147
Loans and leases (4)	150,001	144,800	145,038	136,986	121,307
Deposits	161,199	157,371	160,234	149,124	129,040
Long-term debt	23,709	23,648	21,965	23,769	23,312
Shareholders' equity	30,178	29,695	29,926	27,340	24,377
Selected Ratios:
NIM	3.46%	3.46%	3.39%	3.32%	3.42%
Rate of return on:
Average total assets	1.47	1.09	1.12	1.08	1.19
Average common equity	11.50	8.25	8.57	8.34	9.32
Average total shareholders' equity	10.95	8.05	8.32	8.21	9.21
Average total shareholders' equity to average total assets	13.38	13.57	13.41	13.11	12.94

(1)	Revenue is defined as net interest income plus noninterest income.

(2)	TE adjustment is based on the marginal income tax rates for the periods presented.

(3)	Excludes trading securities. HTM securities at amortized cost. AFS securities at fair value.

(4)	Loans and leases are net of unearned income and include LHFS.

29 BB&T Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Overview of Significant Events and Financial Results

On February 7, 2019, BB&T and SunTrust announced that both companies' Boards of Directors unanimously approved an agreement to combine in an all-stock merger of equals. Upon closing, each SunTrust share, par value of $1 per share will be exchanged for 1.295 BB&T shares, par value of $5 per share. The merger is expected to close late in the third or fourth quarter of 2019, subject to satisfaction of closing conditions. Refer to the "Merger with SunTrust" section in Item 1 for additional disclosures.

Net income available to common shareholders totaled $3.1 billion for 2018, a 38.0% increase from the prior year. On a diluted per common share basis, earnings for 2018 were $3.91, compared to $2.74 for 2017. BB&T's results of operations for 2018 produced a return on average assets of 1.47% and a return on average common shareholders' equity of 11.50% compared to prior year ratios of 1.09% and 8.25%, respectively. These results include merger-related and restructuring charges of $146 million for 2018 compared to $115 million for 2017.

BB&T's revenue for 2018 was $11.6 billion. On a TE basis, revenue was $11.7 billion, which represents an increase of $178 million compared to 2017. Net interest income on a TE basis was $6.8 billion, an increase of $84 million compared to the prior year, which reflects a $683 million increase in interest income and a $599 million increase in interest expense. Net interest income was up primarily due to a $2.3 billion increase in average outstanding loans and rate increases on variable loans. Noninterest income increased $94 million for the year, driven by improvements in insurance income and investment banking and brokerage fees and commissions. The increase in noninterest income was partially offset by mortgage banking income, primarily resulting from a decline in residential mortgage production revenue.

NIM was 3.46% for 2018, flat compared to the prior year. Average earning assets increased $2.2 billion or 1.1%, while average interest-bearing liabilities increased $1.0 billion, or 0.8%, and noninterest-bearing deposits increased $946 million, or 1.8%. The annualized TE yield on the total loan portfolio for 2018 was 4.77%, up 36 basis points compared to the prior year. The annualized TE yield on the average securities portfolio was 2.49%, up four basis points compared to the prior year.

The provision for credit losses was $566 million, compared to $547 million for the prior year. NPAs decreased $42 million compared to 2017. This included a decrease of $48 million in NPLs primarily within commercial and industrial, residential mortgage and direct lending, partially offset by CRE and indirect lending. Net charge-offs for 2018 were $524 million, compared to $537 million for the prior year. The ratio of the ALLL to net charge-offs was 2.98X for 2018, compared to 2.78X in 2017.

Noninterest expense decreased $512 million primarily due to the loss on the early extinguishment of debt and certain one-time expenses incurred in the earlier period in connection with tax reform legislation. The actions taken associated with tax reform included a $100 million contribution to the Company's philanthropic fund and $36 million for a one-time bonus paid to associates who do not generally receive incentives.

The effective tax rate was 19.8% for 2018, compared to 27.4% for the prior year. The provision for income taxes for the current year reflects the new lower federal tax rate, whereas the earlier period includes a net tax benefit related to tax reform legislation and excess tax benefits from equity-based compensation plans.

BB&T's total assets at December 31, 2018 were $225.7 billion, an increase of $4.1 billion compared to December 31, 2017. This includes a $5.3 billion increase in loans and leases held for investment and a $904 million increase in cash, cash equivalents and restricted cash, partially offset by a $2.0 billion decrease in the total securities portfolio. The fair value of AFS securities totaled $25.0 billion at December 31, 2018, compared to $24.5 billion at December 31, 2017. The amortized cost of HTM securities was $20.6 billion at December 31, 2018 compared to $23.0 billion in the prior year.

Total deposits at December 31, 2018 were $161.2 billion, an increase of $3.8 billion from the prior year. Time deposits increased $3.4 billion, money market and savings increased $710 million, interest checking increased $453 million and noninterest-bearing deposits decreased $742 million. The average cost of total deposits for 2018 was 0.41%, an increase of 19 basis points compared to the prior year. The average cost of interest-bearing deposits for 2018 was 0.62%, up 30 basis points compared to the prior year.

Total shareholders' equity was $30.2 billion at December 31, 2018, up $483 million compared to the prior year. Net income in excess of dividends totaling $1.9 billion was partially offset by $1.2 billion of share repurchases. BB&T's Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2018 were 11.8% and 13.8%, respectively, compared to 11.9% and 13.9% at December 31, 2017, respectively. The CET1 ratio was 10.2% at December 31, 2018, unchanged compared to the prior year.

BB&T Corporation 30

Key Challenges

BB&T's business is dynamic and complex. Consequently, management annually evaluates and, as necessary, adjusts the Company's business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. The achievement of key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Consummation of the merger of equals with SunTrust, including fully achieving the potential benefits.

•	New technologies and evolving consumer preferences will put pressure on market share and customer loyalty.

•	Intense competition within the financial services industry given the challenge in growing assets.

•	Global economic and geopolitical risk, including potential financial system instability.

•	Cost and risk associated with regulatory initiatives and IT projects.

In addition, certain other challenges and unforeseen events could have a near term impact on BB&T's financial condition and results of operations. See the sections titled "Forward-Looking Statements" and "Risk Factors" for additional examples of such challenges.

Analysis of Results of Operations

Net Interest Income and NIM

2018 compared to 2017

Net interest income on a TE basis was $6.8 billion for the year ended December 31, 2018, an increase of $84 million compared to the same period in 2017. This increase reflects a $683 million increase in TE interest income, partially offset by a $599 million increase in funding costs. The increase in interest income was primarily driven by growth in the loan and lease portfolio and rate increases on variable loans. This was partially offset by runoff in the PCI portfolio. The increase in funding costs was driven by increases in interest rates.

The NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The NIM was 3.46% for the year ended December 31, 2018, flat compared to the same period of 2017. The annualized TE yield on the average securities portfolio for the year ended December 31, 2018 was 2.49%, up four basis points compared to the same period of 2017. The annualized TE yield for the total loan portfolio for the year ended December 31, 2018 was 4.77%, up 36 basis points compared to the corresponding period of 2017. The increase was primarily due to rate increases, partially offset by runoff in PCI loans.

The average annualized cost of total deposits for the year ended December 31, 2018 was 0.41%, up 19 basis points compared to the prior year. The average annualized cost of interest-bearing deposits for the year ended December 31, 2018 was 0.62%, up 30 basis points compared to the prior year. The average annualized rate on short-term borrowings was 1.86% for the year ended December 31, 2018, up 92 basis points compared to the same period in 2017. The increase in the rate on short-term borrowed funds primarily reflects increases in the targeted federal funds rate, which went up 100 basis points during 2018 and was a range of 2.25% to 2.50% as of the end of 2018. The average annualized rate on long-term debt for the year ended December 31, 2018 was 2.88%, up 78 basis points compared to the same period in 2017.

31 BB&T Corporation

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

BB&T Corporation 32

Table 4: TE Net Interest Income and Rate / Volume Analysis (1)
										2018 vs. 2017			2017 vs. 2016
Year Ended December 31, (Dollars in millions)	Average Balances (6)			Yield/Rate			Income/Expense			Incr. (Decr.)	Change due to		Incr. (Decr.)	Change due to
	2018	2017	2016	2018	2017	2016	2018	2017	2016		Rate	Volume		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,800	$4,179	$3,061	1.89%	1.71%	1.67%	$72	$72	$51	$—	$7	$(7)	$21	$1	$20
GSE	2,394	2,385	3,601	2.23	2.22	2.13	54	53	77	1	1	—	(24)	3	(27)
Agency MBS	39,559	37,250	36,658	2.45	2.26	2.05	969	841	750	128	74	54	91	79	12
States and political subdivisions	958	1,748	2,361	3.68	4.77	5.20	35	83	123	(48)	(16)	(32)	(40)	(10)	(30)
Non-agency MBS	349	411	534	11.93	18.80	14.56	42	77	78	(35)	(25)	(10)	(1)	19	(20)
Other	40	56	64	3.34	2.17	1.87	1	1	—	—	—	—	1	1	—
Total securities	47,100	46,029	46,279	2.49	2.45	2.33	1,173	1,127	1,079	46	41	5	48	93	(45)
Other earning assets (3)	2,251	3,484	3,202	2.96	1.53	1.64	67	53	53	14	38	(24)	—	(4)	4
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	59,663	57,994	56,227	3.98	3.59	3.40	2,374	2,080	1,914	294	233	61	166	106	60
CRE	21,435	20,497	19,407	4.70	4.08	3.75	1,007	837	727	170	130	40	110	67	43
Lease financing	1,917	1,726	1,524	3.19	2.82	3.01	61	49	45	12	6	6	4	(3)	7
Residential mortgage	29,932	29,140	30,184	4.05	4.02	4.05	1,212	1,170	1,224	42	9	33	(54)	(10)	(44)
Direct	11,670	11,968	11,796	5.22	4.60	4.27	610	550	503	60	74	(14)	47	40	7
Indirect	17,111	17,840	17,072	7.51	6.89	6.94	1,285	1,230	1,186	55	107	(52)	44	(9)	53
Revolving credit	2,913	2,662	2,521	9.25	8.88	8.77	269	236	221	33	10	23	15	3	12
PCI	548	784	1,063	19.64	18.86	19.55	108	148	208	(40)	6	(46)	(60)	(7)	(53)
Total loans and leases HFI	145,189	142,611	139,794	4.77	4.42	4.31	6,926	6,300	6,028	626	575	51	272	187	85
LHFS	1,228	1,464	1,965	4.13	3.62	3.34	50	53	66	(3)	7	(10)	(13)	5	(18)
Total loans and leases	146,417	144,075	141,759	4.77	4.41	4.30	6,976	6,353	6,094	623	582	41	259	192	67
Total earning assets	195,768	193,588	191,240	4.20	3.89	3.78	8,216	7,533	7,226	683	661	22	307	281	26
Nonearning assets	26,505	27,477	27,705
Total assets	$222,273	$221,065	$218,945
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$26,951	$28,033	$27,595	0.43	0.25	0.14	116	70	39	46	49	(3)	31	30	1
Money market and savings	62,257	63,061	62,966	0.62	0.30	0.20	387	190	123	197	199	(2)	67	67	—
Time deposits	13,963	14,133	16,619	0.94	0.51	0.51	132	72	85	60	61	(1)	(13)	—	(13)
Foreign deposits - interest-bearing	494	1,142	1,034	1.67	1.05	0.38	9	12	4	(3)	5	(8)	8	8	—
Total interest-bearing deposits (7)	103,665	106,369	108,214	0.62	0.32	0.23	644	344	251	300	314	(14)	93	105	(12)
Short-term borrowings	5,955	4,311	2,554	1.86	0.94	0.35	111	41	9	70	50	20	32	23	9
Long-term debt	23,755	21,660	22,791	2.88	2.10	2.13	683	454	485	229	182	47	(31)	(7)	(24)
Total interest-bearing liabilities	133,375	132,340	133,559	1.08	0.63	0.56	1,438	839	745	599	546	53	94	121	(27)
Noninterest-bearing deposits (7)	53,818	52,872	49,255
Other liabilities	5,337	5,852	6,776
Shareholders' equity	29,743	30,001	29,355
Total liabilities and shareholders' equity	$222,273	$221,065	$218,945
Average interest-rate spread				3.12%	3.26%	3.22%
NIM/net interest income				3.46%	3.46%	3.39%	$6,778	$6,694	$6,481	$84	$115	$(31)	$213	$160	$53
Taxable-equivalent adjustment							$96	$159	$160

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

(7)	Total deposit costs were 0.41%, 0.22% and 0.16% for the years ended December 31, 2018, 2017 and 2016, respectively.

33 BB&T Corporation

Provision for Credit Losses

2018 compared to 2017

The provision for credit losses totaled $566 million for the year ended December 31, 2018, compared to $547 million for 2017. The ratio of the ALLL to net charge-offs was 2.98X for 2018, compared to 2.78X for 2017.

Net charge-offs for the year ended December 31, 2018 were $524 million, compared to $537 million for the year ended December 31, 2017. Net charge-offs were 0.36% of average loans and leases for the year ended December 31, 2018, compared to 0.38% of average loans and leases for 2017. The decline in net charge-offs was primarily in residential mortgage.
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

Table 5: Noninterest Income
				% Change
Year Ended December 31, (Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Insurance income	$1,852	$1,754	$1,713	5.6%	2.4%
Service charges on deposits	712	706	664	0.8	6.3
Investment banking and brokerage fees and commissions	477	410	408	16.3	0.5
Mortgage banking income	358	415	463	(13.7)	(10.4)
Trust and investment advisory revenues	285	278	266	2.5	4.5
Bankcard fees and merchant discounts	287	271	237	5.9	14.3
Checkcard fees	221	214	195	3.3	9.7
Operating lease income	145	146	137	(0.7)	6.6
Income from bank-owned life insurance	116	122	123	(4.9)	(0.8)
Securities gains (losses), net	3	(1)	46	NM	(102.2)
Other income	420	467	220	(10.1)	112.3
Total noninterest income	$4,876	$4,782	$4,472	2.0	6.9

2018 compared to 2017

Noninterest income for the year ended December 31, 2018 was a record $4.9 billion, up $94 million compared to 2017.

Income from BB&T's insurance agency/brokerage operations was the largest source of noninterest income in 2018. Insurance income was $1.9 billion, up $98 million compared to 2017, primarily due to the acquisition of Regions Insurance, which contributed $67 million, and higher production.

Service charges on deposits were up slightly, but were negatively impacted due to fee waivers associated with the February system outage.

Mortgage banking income was $358 million, down $57 million, primarily resulting from a decline in residential mortgage production revenue.

Investment banking and brokerage fees and commissions were $477 million, up $67 million due to higher managed account fees and higher investment banking income.

BB&T Corporation 34

Other income was $420 million, down $47 million, primarily due to $56 million in lower income related to assets for certain post-employment benefits, which is primarily offset in other income/expense categories.

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

Other income totaled $467 million for 2017, an increase of $247 million from 2016, primarily due to the termination of the loss sharing agreements during the third quarter of 2016, which resulted in a $142 million improvement compared to 2016. In addition, other income increased $34 million from SBIC investments and $50 million from income related to assets for certain post-employment benefits.

Noninterest Expense

The following table provides a breakdown of BB&T's noninterest expense:

Table 6: Noninterest Expense
				% Change
Year Ended December 31, (Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Personnel expense	$4,313	$4,226	$4,029	2.1%	4.9%
Occupancy and equipment expense	758	784	786	(3.3)	(0.3)
Software expense	272	242	224	12.4	8.0
Outside IT services	132	160	186	(17.5)	(14.0)
Regulatory charges	134	153	145	(12.4)	5.5
Amortization of intangibles	131	142	150	(7.7)	(5.3)
Loan-related expense	108	130	95	(16.9)	36.8
Professional services	138	123	102	12.2	20.6
Merger-related and restructuring charges, net	146	115	171	27.0	(32.7)
Loss (gain) on early extinguishment of debt	—	392	(1)	(100.0)	NM
Other expense	800	977	834	(18.1)	17.1
Total noninterest expense	$6,932	$7,444	$6,721	(6.9)	10.8

2018 compared to 2017

Noninterest expense totaled $6.9 billion for the year ended December 31, 2018, a decrease of $512 million, or 6.9%, from the prior year. This decrease was driven by the $392 million loss on early extinguishment of debt in 2017 and lower other expense.

Personnel expense is the largest component of noninterest expense and includes salaries and incentives, as well as pension service costs and other employee benefit costs. Personnel expense was $4.3 billion for the year ended December 31, 2018, an increase of $87 million compared to the year ended December 31, 2017. This increase was driven by $43 million of personnel expense resulting from the Regions Insurance acquisition and $38 million in higher defined benefit pension plan service cost. In addition, capitalized employee costs were $31 million lower due to efficiencies in the loan closing process, and incentive expense, excluding Regions Insurance, was $12 million higher primarily due to higher performance-based incentive expense, partially offset by the 2017 one-time bonus of $36 million paid to associates who do not generally receive incentives or commissions. These increases were partially offset by a $47 million decrease for certain post-employment benefits, which is offset by lower noninterest income.

Occupancy and equipment expense decreased $26 million primarily related to cost savings from facilities.

Software expense increased $30 million, primarily reflecting higher depreciation on recent investments and maintenance costs.

35 BB&T Corporation

Outside IT services decreased $28 million due to lower use of outside IT services in the current year compared to the prior year.

Merger-related and restructuring expense was $146 million, an increase of $31 million. This includes higher charges as a result of restructuring initiatives in 2018, including $61 million of personnel costs for severance and other benefits and $63 million related to costs to exit facilities. These restructuring activities will enable continued investment in the company's digital strategy, while maintaining disciplined cost control.

Other expense decreased $177 million primarily due to the prior year including a $100 million contribution to BB&T's philanthropic fund and a $61 million benefit primarily from higher income on pension plan assets.

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

Personnel expense is the largest component of noninterest expense and includes salaries and incentives, as well as pension service costs and other employee benefit costs. Personnel expense totaled $4.2 billion, a $197 million increase compared to 2016. Salaries and incentives increased $120 million compared to the prior year, primarily due to higher incentives as a result of improved performance and the one-time bonus previously mentioned. Equity based compensation increased $14 million and benefit costs increased $63 million. The increase in benefit costs was primarily the result of an increase of $43 million for post-employment benefits that is primarily offset in other income.

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

Other expense increased $143 million primarily due to higher operating charge-offs and charitable contributions. Operating charge-offs increased $108 million due to a net benefit of $73 million recorded in 2016 related to the settlement of matters involving the origination of certain legacy mortgage loans insured by the FHA. Charitable contributions increased $44 million as the company made a $100 million contribution to its philanthropic fund in 2017 as noted above, compared to $50 million made in the third quarter of 2016.

Merger-Related and Restructuring Charges

 BB&T has incurred certain merger-related and restructuring charges, which include:

•	severance and personnel-related costs or credits;

•	occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs and the sale of duplicate facilities and equipment;

•	professional services, which relate to investment banking advisory fees and other consulting services pertaining to restructuring initiatives or transactions;

•	systems conversion and related charges, which represent costs to integrate the acquired entity's information technology systems; and

•
other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, and other similar charges.

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of or outsource certain business functions have been approved by management. For acquisitions, a major portion of accrued costs are typically utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2018 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

BB&T Corporation 36

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 7: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2017	Expense	Utilized	Accrual at Dec 31, 2017	Expense	Utilized	Accrual at Dec 31, 2018
Severance and personnel-related	$25	$40	$(51)	$14	$61	$(32)	$43
Occupancy and equipment	21	43	(44)	20	63	(60)	23
Professional services	1	2	(3)	—	4	(3)	1
Systems conversion and related costs	1	26	(27)	—	5	(5)	—
Other adjustments	1	4	(5)	—	13	(13)	—
Total	$49	$115	$(130)	$34	$146	$(113)	$67

The 2018 costs primarily reflect higher charges as a result of restructuring initiatives, including costs for severance and other benefits and costs related to exiting facilities, while the 2017 costs primarily reflect branch closures and other restructuring initiatives.

Provision for Income Taxes

BB&T's provision for income taxes totaled $803 million, $911 million and $1.1 billion for 2018, 2017 and 2016, respectively. BB&T's effective tax rates for the years ended 2018, 2017 and 2016 were 19.8%, 27.4% and 30.2%, respectively. BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T's overall effective tax rate from the statutory rate in all periods presented. The lower effective tax rate for 2018 was due to the impact of tax reform legislation. The lower effective tax rate for 2017 was due to a net tax benefit of $43 million related to the impact of tax reform.

Refer to the "Note 11. Income Taxes" for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.

Segment Results

See "Note 19. Operating Segments" for additional disclosures related to BB&T's operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections above.

Table 8: Net Income by Reportable Segment
				% Change
Year Ended December 31, (Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Community Banking Retail and Consumer Finance	$1,484	$1,093	$1,122	35.8%	(2.6)%
Community Banking Commercial	1,188	832	722	42.8	15.2
Financial Services and Commercial Finance	593	491	376	20.8	30.6
Insurance Holdings	255	161	166	58.4	(3.0)
Other, Treasury & Corporate	(263)	(162)	56	62.3	NM
BB&T Corporation	$3,257	$2,415	$2,442	34.9	(1.1)

2018 compared to 2017

Community Banking Retail and Consumer Finance

CB-Retail had 1,879 banking offices at December 31, 2018, a decrease of 170 offices compared to December 31, 2017. The decrease in offices was primarily driven by the consolidation of nearby financial centers and the closure of certain lower volume branches.

37 BB&T Corporation

CB-Retail net income was $1.5 billion in 2018, an increase of $391 million, or 35.8%, compared to 2017. Segment net interest income increased $170 million primarily due to higher funding spreads on deposits and an improvement in loan mix, partially offset by lower credit spreads on loans. Noninterest income decreased primarily due to a decline in mortgage banking income driven by lower gain-on-sale margins and retaining more production on the balance sheet. This decline was partially offset by an increase in bankcard fees and merchant discounts, service charges on deposits and checkcard fees. Noninterest expense decreased $70 million primarily due to declines in personnel expense, loan-related expense and occupancy and equipment expense, partially offset by an increase in merger-related and restructuring charges. The provision for income taxes decreased $167 million due to the lower federal tax rate compared to the earlier period.

CB-Retail average loans and leases HFI were flat compared to the earlier period. Average indirect retail loans fell $721 million, or 4.0%, and average direct retail loans decreased $323 million, or 2.7%, while average residential mortgage loans increased $790 million, or 2.7%, and average revolving credit increased $250 million, or 9.4%.

CB-Retail average total deposits were essentially flat compared to the earlier period. Average interest checking decreased $583 million, or 3.6%, and average time deposits decreased $495 million, or 4.3%, while average noninterest-bearing deposits increased $1.1 billion, or 6.8%.

Community Banking Commercial

CB-Commercial net income was $1.2 billion for 2018, an increase of $356 million, or 42.8%, compared to 2017. Segment net interest income increased $121 million driven primarily by higher funding spreads and average loan growth, partially offset by lower credit spreads on loans. The allocated provision for credit losses increased $44 million primarily due to an increase in incurred loss estimates and loan growth. Noninterest expense decreased $170 million driven primarily by a decline in allocated corporate expenses and lower personnel expense, primarily due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs. In addition, there were declines in occupancy and equipment expense and operating charge-offs. The provision for income taxes decreased $99 million compared to the earlier period due to the lower federal tax rate.

CB-Commercial average loans and leases HFI increased $1.1 billion, or 2.0%, compared to the earlier period. Average commercial real estate loans increased $611 million, or 3.2%, and average commercial and industrial loans increased $581 million, or 1.8%.

CB-Commercial average total deposits decreased $97 million, or 0.2%, compared to the earlier period. Average interest checking declined $502 million, or 5.5%, while average money market and savings increased $282 million, or 1.9%, and average noninterest-bearing deposits increased $174 million, or 0.5%.

Financial Services and Commercial Finance

FS&CF net income was $593 million for 2018, an increase of $102 million, or 20.8%, compared to 2017. Segment net interest income increased $63 million due to higher funding spreads and average loan growth, partially offset by lower credit spreads on loans and a decline in average total deposits. Noninterest income increased $54 million due to higher investment banking and brokerage fees and commissions driven by improved managed account fees and investment banking income. The allocated provision for credit losses increased primarily due to moderating improvement in incurred loss estimates, and an increase in net charge-offs and loan growth. Noninterest expense increased $69 million due to higher performance-based incentive expense, an increase in professional services and higher merger-related and restructuring charges. The provision for income taxes decreased $70 million due to the lower federal tax rate.

FS&CF average loans and leases HFI increased $1.9 billion, or 7.4%, compared to the earlier period. Average loans and leases HFI for Corporate Banking, Governmental Finance and Equipment Finance increased $763 million, $312 million and $298 million, respectively.

FS&CF average total deposits decreased $1.5 billion, or 5.2%, compared to the earlier period. Average money market and savings, interest checking and noninterest bearing deposits fell $1.2 billion, $278 million and $159 million, respectively. Corporate Banking's average transaction account deposits fell $407 million, or 20.7%, while BB&T Wealth grew transaction account balances by $126 million, or 2.7%.

Client invested assets totaled $159.6 billion as of December 31, 2018, a decrease of $731 million, or 0.5%, compared to 2017.

Insurance Holdings

IH net income was $255 million for 2018, an increase of $94 million, or 58.4%, compared to 2017. Noninterest income increased $94 million due to the acquisition of Regions Insurance, which contributed $67 million, and organic growth. Noninterest expense increased $24 million due to the acquisition of Regions Insurance. The provision for income taxes decreased compared to the earlier period due to the lower federal tax rate.

BB&T Corporation 38

Other, Treasury & Corporate

OT&C generated a net loss of $263 million for 2018, compared to a net loss of $162 million for 2017. Segment net interest income decreased $217 million primarily due to an increase in the rates and average balances for long-term debt and short-term borrowings, partially offset by an increase in the yield for securities. Noninterest income decreased $50 million primarily due to lower income related to assets for certain post-employment benefits. The allocated provision for credit losses decreased $41 million primarily due to a decline in the provision for unfunded lending commitments. Noninterest expense decreased $365 million due to a $392 million loss on the early extinguishment of debt in the earlier period and a $100 million charitable contribution in the earlier period to BB&T's philanthropic fund. These decreases were partially offset by a decline in corporate expenses allocated to other operating segments and an increase in personnel expense due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs, partially offset by lower expense related to assets for certain post-employment benefits. The benefit for income taxes decreased $240 million primarily due to a decline in pre-tax loss, a lower federal tax rate, lower excess tax benefits from equity-based compensation and a net tax benefit of $43 million in the earlier year related to the impact of tax reform.

2017 compared to 2016

Community Banking Retail and Consumer Finance

CB-Retail had 2,049 banking offices at December 31, 2017, a decrease of 147 offices compared to the prior year. The decrease in offices was primarily driven by the consolidation of nearby financial centers and the closure of certain lower volume branches.

CB-Retail net income was $1.1 billion in 2017, a decrease of $29 million, or 2.6%, compared to 2016. Segment net interest income increased $158 million, primarily due to the National Penn acquisition, deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $50 million, primarily due to higher bankcard fees and merchant discounts, service charges on deposits, and checkcard fees, partially offset by a decline in mortgage banking income due to a decrease in net MSR income. The allocated provision for credit losses increased $27 million primarily due to higher net charge-offs, partially offset by a decline in incurred loss estimates. Noninterest expense increased $244 million, driven by a net benefit of $73 million in 2016 related to the settlement of certain legacy mortgage matters involving the origination of mortgage loans insured by the FHA, the release of $31 million in mortgage repurchase reserves in 2016, and increases in personnel expense, allocated corporate expenses, and occupancy and equipment expense.

CB-Retail average loans and leases HFI increased $413 million, or 0.6% compared to the prior year. Average indirect retail loans increased $768 million, or 4.5%, and average direct loans increased $391 million, or 3.4%. Partially offsetting these increases was average residential mortgage loans, which decreased $761 million, or 2.5%.

CB-Retail average total deposits increased $2.6 billion, or 3.5%, compared to the prior year. Average money market and savings increased $2.0 billion, or 5.9%, average noninterest-bearing deposits increased $1.7 billion, or 12.4%, and average interest checking increased $730 million, or 4.7%. These increases were partially offset by a decrease in average time deposits of $1.8 billion, or 13.3%.

Community Banking Commercial

CB-Commercial net income was $832 million in 2017, an increase of $110 million, or 15.2%, compared to 2016. Segment net interest income increased $112 million, primarily due to the National Penn acquisition, loan and deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $30 million, primarily due to higher service charges on deposits. The allocated provision for credit losses increased $109 million, primarily due to a decline in the rate of improvement in credit trends and loan growth. Noninterest expense decreased $124 million, primarily due to lower personnel expense driven by a change in the allocation approach for capitalized loan origination costs in the current year as well as a decline in salaries expense and employee benefits expense.

CB-Commercial average loans and leases HFI increased $2.4 billion, or 4.9%, partially driven by acquisition activity.

CB-Commercial average total deposits increased $2.3 billion, or 4.1%, compared to the prior year due to an increase in noninterest-bearing deposits.

39 BB&T Corporation

Financial Services and Commercial Finance

FS&CF net income was $491 million in 2017, an increase of $115 million, or 30.6%, compared to 2016. Segment net interest income increased $57 million, primarily driven by higher funding spreads on deposits and average loan growth, partially offset by a decline in credit spreads on loans. Noninterest income increased $33 million, primarily driven by higher trust and investment advisory revenues, operating lease income, commercial loan fees, investment banking and brokerage fees and commissions, and service charges on deposits, partially offset by lower commercial mortgage banking income. The allocated provision for credit losses decreased $143 million, primarily due to a decrease in reserves in the current period related to energy lending exposures, a decline in incurred loss estimates and lower net charge-offs. Noninterest expense increased $49 million, primarily due to higher allocated corporate expenses and personnel expense, partially offset by a decline in merger-related and restructuring charges.

FS&CF continued to generate solid loan growth through expanded lending strategies, with Corporate Banking's average loans HFI increasing $743 million, or 5.3%, compared to 2016, while BB&T Wealth's average loans HFI increased $205 million, or 13.8%. Corporate Banking's average transaction account deposits fell $112 million, or 5.4%, while BB&T Wealth grew transaction account balances by $760 million, or 19.8%. Client invested assets totaled $160.3 billion as of December 31, 2017, an increase of $16.6 billion, or 11.6%, compared to 2016. Average loans HFI at Grandbridge increased $200 million, or 15.6%, compared to 2016 and increased 15.5% and 9.1%, respectively, for Equipment Finance and Governmental Finance.

Insurance Holdings

IH net income was $161 million in 2017, a decrease of $5 million, or 3.0%, compared to 2016. Noninterest income increased $46 million, which reflects the acquisition of Swett and Crawford in April 2016 and higher property and casualty insurance commissions, as well as higher life insurance commissions and employee benefit commissions. Noninterest expense increased $66 million, primarily driven by higher personnel expense and allocated corporate expenses, both of which are primarily attributable to the Swett and Crawford acquisition.

Other, Treasury and Corporate

OT&C net loss was $162 million in 2017, compared to net income of $56 million in 2016. Segment net interest income decreased $123 million, primarily due to the inclusion of National Penn results for a portion of the earlier period, a decline in average PCI loans and an increase in short-term borrowings, partially offset by an increase in average securities. Noninterest income increased $151 million, primarily driven by a $142 million improvement in FDIC loss share income as a result of terminating the loss share agreements in the third quarter of 2016. Also, there were increases in income related to assets for certain post-employment benefits and income from SBIC private equity investments, partially offset by securities gains recognized in the earlier period. The allocated provision for credit losses decreased $19 million, primarily due to credit losses for PCI loans. Noninterest expense increased $488 million, primarily due to the first quarter 2017 loss of $392 million on the early extinguishment of higher-cost FHLB advances, as well as higher personnel expense driven by a change in allocation approach for capitalized loan origination costs and higher expense related to assets for certain post-employment benefits. Additionally, 2017 included a $100 million charitable contribution made to BB&T's philanthropic fund compared to a $50 million charitable contribution in 2016. Other increases to noninterest expense include professional services and software expense, partially offset by an increase in allocated corporate expenses that were allocated to other operating segments, lower merger-related and restructuring charges, and a decline in outside IT services. The benefit for income taxes increased $223 million as the first quarter of 2017 included $35 million of excess tax benefits from equity-based compensation plans and the fourth quarter of 2017 included a net tax benefit of $43 million due to the impact of tax reform.

Analysis of Financial Condition

Investment Activities

BB&T's board-approved investment policy is carried out by the MRLCC, which meets regularly to review the economic environment and establish investment strategies. The MRLCC also has much broader responsibilities, which are discussed in the "Market Risk Management" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

BB&T Corporation 40

Branch Bank invests in securities allowable under bank regulations. These securities may include obligations of the U.S. Treasury, U.S. government agencies, GSEs (including MBS), bank eligible obligations of any state or political subdivision, non-agency MBS, structured notes, bank eligible corporate obligations (including corporate debentures), commercial paper, negotiable CDs, bankers acceptances, mutual funds and limited types of equity securities. Branch Bank also may deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. BB&T's full-service brokerage and investment banking subsidiary engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Company.

Table 9: Composition of Securities Portfolio
December 31, (Dollars in millions)	2018	2017	2016
AFS securities (at fair value):
U.S. Treasury	$3,441	$2,291	$2,587
GSE	200	179	180
Agency MBS	20,155	20,101	21,264
States and political subdivisions	701	1,392	2,205
Non-agency MBS	505	576	679
Other	36	8	11
Total AFS securities	25,038	24,547	26,926
HTM securities (at amortized cost):
U.S. Treasury	1,099	1,098	1,098
GSE	2,199	2,198	2,197
Agency MBS	17,248	19,660	13,225
States and political subdivisions	5	28	110
Other	1	43	50
Total HTM securities	20,552	23,027	16,680
Total securities	$45,590	$47,574	$43,606

The securities portfolio totaled $45.6 billion at December 31, 2018, compared to $47.6 billion at December 31, 2017, primarily driven by a $2.4 billion decrease in agency MBS and a $714 million decrease in securities issued by state and political subdivisions, partially offset by a $1.2 billion increase in U.S. Treasury securities.

As of December 31, 2018, approximately 6.5% of the securities portfolio was variable rate, compared to 5.8% as of December 31, 2017. The effective duration of the securities portfolio was 4.8 years at December 31, 2018, compared to 4.7 years at December 31, 2017. The duration of the securities portfolio excludes certain non-agency MBS.

U.S. Treasury, GSE and Agency MBS represented 97.3% of the total securities portfolio as of December 31, 2018, compared to 95.7% as of prior year end.

41 BB&T Corporation

The following table presents the securities portfolio at December 31, 2018, segregated by major category with ranges of maturities and average yields disclosed:

Table 10: Securities Yields By Major Category and Maturity
December 31, 2018 (Dollars in millions)	AFS		HTM
	Fair Value	Effective Yield (1)	Amortized Cost	Effective Yield (1)
U.S. Treasury:
Within one year	$408	1.95%	$—	—%
One to five years	2,329	1.98	1,099	2.30
Five to ten years	704	2.95	—	—
Total	3,441	2.18	1,099	2.30
GSE:
One to five years	115	1.50	2,189	2.29
Five to ten years	50	1.68	10	2.47
After ten years	35	3.11	—	—
Total	200	1.82	2,199	2.29
Agency MBS: (2)
One to five years	4	2.96	—	—
Five to ten years	20	2.89	615	2.43
After ten years	20,131	2.41	16,633	3.00
Total	20,155	2.41	17,248	2.83
States and political subdivisions:
Within one year	16	4.81	—	—
One to five years	139	3.34	2	1.67
Five to ten years	269	3.74	2	3.59
After ten years	277	4.55	1	1.26
Total	701	4.01	5	2.60
Non-agency MBS: (2)
After ten years	505	12.82	—	—
Other:
Within one year	—	—	1	2.03
After ten years	36	4.25	—	—
Total	36	4.25	1	2.03
Total securities	$25,038	2.63	$20,552	2.75

(1)	Yields represent interest computed using the effective interest method on a TE basis using marginal income tax rates and the amortized cost of the securities.

(2)
For purposes of the maturity table, MBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans.

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Company. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well-being of its clients. In addition to the importance placed on client knowledge and continuous involvement with clients, BB&T's lending process incorporates the standards of a consistent company-wide credit culture and an in-depth local market knowledge. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio in terms of type, industry and geographical concentration. In this context, BB&T strives to meet the credit needs of clients in its markets while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

BB&T lends to a diverse customer base that is geographically dispersed, substantially within BB&T's branch network in the Southeastern and Mid-Atlantic United States, to mitigate concentration risk arising from local and regional economic downturns. International loans were immaterial as of December 31, 2018 and 2017. Refer to the "Risk Management" section for a discussion of each of the loan portfolios and the credit risk management policies used to manage the portfolios.

BB&T Corporation 42

The following table summarizes the loan portfolio:

Table 11: Composition of Loans and Leases as of Period End
December 31, (Dollars in millions)	2018	2017	2016	2015	2014
Commercial:
Commercial and industrial	$61,935	$59,153	$57,739	$53,746	$46,110
CRE	21,060	21,263	19,764	18,312	14,128
Lease financing	2,018	1,911	1,677	1,535	1,119
Retail:
Residential mortgage	31,393	28,725	29,921	30,533	31,090
Direct	11,584	11,891	12,092	11,140	8,146
Indirect	17,425	17,235	18,564	17,053	15,616
Revolving credit	3,132	2,872	2,655	2,510	2,460
PCI	466	651	910	1,122	1,215
Total loans and leases HFI	149,013	143,701	143,322	135,951	119,884
LHFS	988	1,099	1,716	1,035	1,423
Total loans and leases	$150,001	$144,800	$145,038	$136,986	$121,307

Loans and leases HFI were $149.0 billion at December 31, 2018, an increase of $5.3 billion compared to the prior year.

Commercial and industrial loans were up $2.8 billion due to strong growth in corporate banking loans, while CRE loans were down $203 million.

Residential mortgage loans increased $2.7 billion, primarily due to the retention of a portion of the conforming mortgage production.

Indirect loans were up $190 million, primarily due to growth in power sports and other recreational lending.

The PCI loan portfolio, which totaled $466 million at December 31, 2018, continued to run off during the year.

Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based on contractual terms. BB&T's credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the customer generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms and conditions negotiated at that time.

Table 12: Commercial Loan Maturities and Interest Sensitivity
December 31, 2018 (Dollars in millions)	1 Year or Less	Over 1 to 5 Years	After 5 Years	Total
Fixed rate:
Commercial and industrial	$3,344	$7,551	$9,454	$20,349
CRE	405	2,552	2,257	5,214
Lease financing	92	1,239	582	1,913
Total fixed rate	3,841	11,342	12,293	27,476
Variable rate:
Commercial and industrial	9,571	21,424	10,591	41,586
CRE	2,231	9,203	4,412	15,846
Lease financing	1	59	45	105
Total variable rate	11,803	30,686	15,048	57,537
Total commercial loans and leases	$15,644	$42,028	$27,341	$85,013

43 BB&T Corporation

The following table presents loans with variable interest rates:

Table 13: Variable Rate Loans (Excluding PCI and LHFS)
December 31, 2018 (Dollars in millions)	Outstanding Balance	Wtd. Avg. Contractual Rate	Wtd. Avg. Remaining Term (1)
Commercial:
Commercial and industrial	$41,586	4.02%	4.2	yrs
CRE	15,846	4.85	3.9
Lease financing	105	3.98	5.5
Retail:
Residential mortgage	4,451	3.90	24.0
Direct	8,464	5.41	7.7
Indirect	12	5.04	NM
Revolving credit	2,870	11.79	NM

(1)	Commercial and industrial loans and direct loans totaling $2.3 billion and $127 million, respectively, have been excluded from the weighted average remaining term because they are callable on demand.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of residential mortgage loans in the interest-only phase were approximately $64 million and $126 million at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, approximately 95.9% of the interest-only balances will begin amortizing within the next three years compared to 95.0% at December 31, 2017.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At December 31, 2018, the direct retail lending portfolio includes $7.2 billion of variable rate home equity lines and $1.1 billion of variable rate other lines of credit. Approximately $5.7 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 10.3% of these balances will begin amortizing within the next three years. Approximately $949 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 15.9% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

The following table presents the most recent composition of average loans and leases:

Table 14: Composition of Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017
Commercial:
Commercial and industrial	$60,553	$59,900	$59,548	$58,627	$58,478
CRE	21,301	21,496	21,546	21,398	20,998
Lease financing	1,990	1,941	1,862	1,872	1,851
Retail:
Residential mortgage	31,103	30,500	29,272	28,824	28,559
Direct	11,600	11,613	11,680	11,791	11,901
Indirect	17,436	17,282	16,804	16,914	17,426
Revolving credit	3,070	2,947	2,831	2,798	2,759
PCI	486	518	559	631	689
Total average loans and leases HFI	$147,539	$146,197	$144,102	$142,855	$142,661

Average loans held for investment for the fourth quarter of 2018 were $147.5 billion, up $1.3 billion, or 3.6% annualized compared to the third quarter of 2018.

Average commercial and industrial loans increased $653 million driven by strong growth in corporate banking and dealer floor plan, partially offset by a decline in mortgage warehouse lending.

Average residential mortgage loans increased $603 million primarily due to the retention of a portion of the conforming mortgage production.

Average indirect retail loans increased $154 million. This increase was primarily due to strong growth in automobile lending.

Average revolving credit increased $123 million due to a new product launched early in the third quarter. BB&T made changes to its credit card products to offer more attractive features to existing clients and attract new clients.

BB&T Corporation 44

Asset Quality

The following tables summarize asset quality information for the past five years:

Table 15: Asset Quality
December 31, (Dollars in millions)	2018	2017	2016	2015	2014
NPAs:
NPLs:
Commercial and industrial	$200	$259	$369	$242	$243
CRE	65	45	57	51	100
Lease financing	3	1	4	1	—
Residential mortgage	119	129	172	173	166
Direct	53	64	63	43	48
Indirect	82	72	71	66	59
Total NPLs HFI	522	570	736	576	616
Foreclosed real estate	35	32	50	108	143
Other foreclosed property	28	25	27	28	23
Total nonperforming assets (1)(2)	$585	$627	$813	$712	$782
Performing TDRs:
Commercial and industrial	$65	$50	$57	$50	$65
CRE	10	16	25	29	57
Residential mortgage	656	605	769	604	621
Direct	55	62	67	72	84
Indirect	305	281	240	194	182
Revolving credit	28	29	29	33	41
Total performing TDRs (3)	$1,119	$1,043	$1,187	$982	$1,050
Loans 90 days or more past due and still accruing:
Commercial and industrial	$—	$1	$—	$—	$—
CRE	—	1	—	—	—
Residential mortgage	405	465	522	541	731
Direct	7	6	6	7	12
Indirect	6	6	6	5	5
Revolving credit	14	12	12	10	9
PCI	30	57	90	114	188
Total loans 90 days or more past due and still accruing	$462	$548	$636	$677	$945
Loans 30-89 days past due:
Commercial and industrial	$34	$41	$44	$53	$37
CRE	5	8	8	22	5
Lease financing	1	4	4	1	—
Residential mortgage	456	472	525	475	474
Direct	61	65	60	58	41
Indirect	436	412	377	358	285
Revolving credit	28	23	23	22	23
PCI	23	27	36	42	33
Total loans 30-89 days past due	$1,044	$1,052	$1,077	$1,031	$898
Excludes loans held for sale.

(1)	During 2016, approximately $191 million of nonaccrual energy-related loans were sold.

(2)	During 2017, approximately $61 million of nonaccrual residential mortgage loans were sold.

(3)	During 2017, approximately $331 million of performing residential mortgage TDRs were sold.

Asset quality continued to improve in 2018. Nonperforming assets totaled $585 million at December 31, 2018, down $42 million compared to December 31, 2017. Nonperforming loans and leases represented 0.35% of loans and leases held for investment, a five basis point decrease compared to December 31, 2017.

Performing TDRs were up $76 million during 2018 primarily in residential mortgage and indirect lending.

45 BB&T Corporation

Loans 90 days or more past due and still accruing totaled $462 million at December 31, 2018, down $86 million compared to the prior year. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.31% at December 31, 2018, compared to 0.38% for the prior year. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at December 31, 2018, down one basis point compared to December 31, 2017.

Loans 30-89 days past due and still accruing totaled $1.0 billion at December 31, 2018, down slightly compared to the prior year.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 15. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to "Note 3. Loans and ACL" herein for additional disclosures related to these potential problem loans.

Table 16: Asset Quality Ratios
As Of / For The Year Ended December 31,	2018	2017	2016	2015	2014
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.70%	0.73%	0.75%	0.76%	0.75%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.31	0.38	0.44	0.50	0.79
NPLs as a percentage of loans and leases HFI	0.35	0.40	0.51	0.42	0.51
NPAs as a percentage of:
Total assets	0.26	0.28	0.37	0.34	0.42
Loans and leases HFI plus foreclosed property	0.39	0.44	0.57	0.52	0.65
Net charge-offs as a percentage of average loans and leases HFI	0.36	0.38	0.38	0.35	0.46
ALLL as a percentage of loans and leases HFI	1.05	1.04	1.04	1.07	1.23
Ratio of ALLL to:
Net charge-offs	2.98x	2.78x	2.80x	3.36x	2.74x
NPLs	2.99x	2.62x	2.03x	2.53x	2.39x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI (1)	0.04%	0.05%	0.07%	0.06%	0.09%
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

The following table presents activity related to NPAs:

Table 17: Rollforward of NPAs
Year Ended December 31, (Dollars in millions)	2018	2017
Balance, January 1	$627	$813
New NPAs	1,184	1,297
Advances and principal increases	400	328
Disposals of foreclosed assets (1)	(459)	(520)
Disposals of NPLs (2)	(95)	(212)
Charge-offs and losses	(243)	(251)
Payments	(673)	(660)
Transfers to performing status	(155)	(164)
Other, net	(1)	(4)
Ending balance, December 31	$585	$627

(1)	Includes charge-offs and losses recorded upon sale of $216 million and $236 million for the year ended December 31, 2018 and 2017, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $31 million and $33 million for the year ended December 31, 2018 and 2017, respectively.

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

BB&T Corporation 46

The following table provides a summary of performing TDR activity:

Table 18: Rollforward of Performing TDRs
(Dollars in millions)	2018	2017
Balance, January 1	$1,043	$1,187
Inflows	510	635
Payments and payoffs	(169)	(253)
Charge-offs	(63)	(55)
Transfers to nonperforming TDRs, net	(69)	(78)
Removal due to the passage of time	(32)	(46)
Non-concessionary re-modifications	(6)	(3)
Transferred to LHFS and/or sold	(95)	(344)
Balance, December 31	$1,119	$1,043

Payments and payoffs include scheduled principal payments, prepayments and payoffs of amounts outstanding. Transfers to nonperforming TDRs represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

TDRs may be removed under certain conditions due to the passage of time. See additional disclosures included in "Note 1. Basis of Presentation". These loans were previously considered TDRs as a result of structural concessions such as extended interest-only terms or an amortization period that did not otherwise conform to normal underwriting guidelines.

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

The following table provides further details regarding the payment status of TDRs outstanding at December 31, 2018:

Table 19: Payment Status of TDRs (1)
December 31, 2018 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$64	98.5%	$1	1.5%	$—	—%	$65
CRE	10	100.0	—	—	—	—	10
Retail:
Residential mortgage	379	57.8	116	17.7	161	24.5	656
Direct	53	96.4	2	3.6	—	—	55
Indirect	245	80.3	60	19.7	—	—	305
Revolving credit	24	85.7	3	10.7	1	3.6	28
Total performing TDRs	775	69.2	182	16.3	162	14.5	1,119
Nonperforming TDRs	81	46.1	8	4.5	87	49.4	176
Total TDRs	$856	66.1	$190	14.7	$249	19.2	$1,295

(1)	Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

47 BB&T Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 20: Activity in ACL
Year Ended December 31, (Dollars in millions)	2018	2017	2016	2015	2014
Balance, beginning of period	$1,609	$1,599	$1,550	$1,534	$1,821
Provision for credit losses (excluding PCI loans)	583	562	574	430	280
Provision (benefit) for PCI loans	(17)	(15)	(2)	(2)	(29)
Charge-offs:
Commercial and industrial	(92)	(95)	(143)	(90)	(143)
CRE	(13)	(10)	(9)	(24)	(42)
Lease financing	(4)	(5)	(6)	—	—
Residential mortgage	(21)	(47)	(40)	(46)	(84)
Direct	(71)	(61)	(53)	(54)	(69)
Indirect	(391)	(402)	(366)	(303)	(280)
Revolving credit	(84)	(76)	(69)	(70)	(71)
PCI	(2)	(1)	(15)	(1)	(21)
Total charge-offs	(678)	(697)	(701)	(588)	(710)
Recoveries:
Commercial and industrial	39	36	44	38	45
CRE	8	16	19	18	33
Lease financing	1	2	2	—	—
Residential mortgage	2	2	3	3	7
Direct	23	25	26	29	29
Indirect	62	60	55	44	39
Revolving credit	19	19	20	20	19
Total recoveries	154	160	169	152	172
Net charge-offs	(524)	(537)	(532)	(436)	(538)
Other	—	—	9	24	—
Balance, end of period	$1,651	$1,609	$1,599	$1,550	$1,534
ALLL (excluding PCI loans)	$1,549	$1,462	$1,445	$1,399	$1,410
ALLL for PCI loans	9	28	44	61	64
RUFC	93	119	110	90	60
Total ACL	$1,651	$1,609	$1,599	$1,550	$1,534

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ACL totaled $1.7 billion at December 31, 2018, up $42 million compared to December 31, 2017.

The ALLL, excluding PCI, was $1.5 billion, up $87 million compared to December 31, 2017. The allowance for PCI loans was $9 million, down $19 million compared to December 31, 2017. As of December 31, 2018, the total allowance for loan and lease losses was 1.05% of loans and leases held for investment, compared to 1.04% at December 31, 2017. These amounts include acquired loans, which were marked to fair value and did not receive an ALLL at the acquisition date.

The ALLL was 2.99 times NPLs held for investment, compared to 2.62 times at December 31, 2017. At December 31, 2018, the ALLL was 2.98 times annual net charge-offs, compared to 2.78 times at December 31, 2017.

Net charge-offs during 2018 totaled $524 million, or 0.36% of average loans and leases, down two basis points compared to 2017.

BB&T Corporation 48

The following table presents an allocation of the ALLL at the periods shown. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 21: Allocation of ALLL by Category
	2018		2017		2016		2015		2014
December 31, (Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$546	41.5%	$522	41.1%	$530	40.3%	$488	39.6%	$445	38.5%
CRE	190	14.1	160	14.8	145	13.8	175	13.5	212	11.8
Lease financing	11	1.4	9	1.3	7	1.2	5	1.1	4	0.9
Residential mortgage	232	21.1	209	20.0	227	20.8	217	22.4	253	25.9
Direct	97	7.8	106	8.3	103	8.4	105	8.2	110	6.8
Indirect	356	11.7	348	12.0	327	13.0	305	12.6	276	13.0
Revolving credit	117	2.1	108	2.0	106	1.9	104	1.8	110	2.1
PCI	9	0.3	28	0.5	44	0.6	61	0.8	64	1.0
Total ALLL	1,558	100.0%	1,490	100.0%	1,489	100.0%	1,460	100.0%	1,474	100.0%
RUFC	93		119		110		90		60
Total ACL	$1,651		$1,609		$1,599		$1,550		$1,534

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2018, BB&T held or serviced the first lien on 29.8% of its second lien positions.

Funding Activities

Deposits are the primary source of funds for lending and investing activities. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as long-term debt issued through the capital markets, all provide supplemental liquidity sources. Funding activities are monitored and governed through BB&T's overall asset/liability management process, which is further discussed in the "Market Risk Management" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following section provides a brief description of the various sources of funds.

Deposits

Deposits are attracted principally from clients within BB&T's branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, CDs and IRAs. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost.

Deposits totaled $161.2 billion at December 31, 2018, an increase of $3.8 billion from December 31, 2017. Noninterest-bearing deposits decreased $742 million, driven by decreases in commercial balances as businesses deployed their capital in other investments. Interest checking increased $453 million, primarily due to increases in commercial balances. Money market and savings increased $710 million driven by increases in commercial and personal balances, partially offset by decreases in public balances. Time deposits increased $3.4 billion driven by increases in commercial balances.

49 BB&T Corporation

The following table presents the most recent composition of average deposits:

Table 22: Composition of Average Deposits
Three Months Ended (Dollars in millions)	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017
Noninterest-bearing deposits	$53,732	$54,174	$53,963	$53,396	$54,288
Interest checking	26,921	26,655	26,969	27,270	26,746
Money market and savings	62,261	62,957	62,105	61,690	61,693
Time deposits	14,682	13,353	13,966	13,847	13,744
Foreign office deposits - interest-bearing	246	132	673	935	1,488
Total average deposits	$157,842	$157,271	$157,676	$157,138	$157,959

Average deposits for the fourth quarter were $157.8 billion, up $571 million compared to the third quarter of 2018. Average noninterest-bearing deposits decreased $442 million, driven by decreases in commercial balances.

Average interest checking increased $266 million primarily due to increases in commercial and public fund balances, partially offset by a decrease in personal balances. Average money market and savings deposits decreased $696 million primarily due to a decrease in commercial balances. Average time deposits increased $1.3 billion primarily due to increases in commercial balances. Average foreign office deposits increased $114 million due to changes in the overall funding mix.

Noninterest-bearing deposits represented 34.0% of total average deposits for the fourth quarter, compared to 34.4% for the prior quarter and 34.4% a year ago. The cost of total deposits was 0.52% for the fourth quarter, up nine basis points compared to the prior quarter. The cost of interest-bearing deposits was 0.78% for the fourth quarter, up 12 basis points compared to the prior quarter.

Table 23: Scheduled Maturities of Time Deposits $100,000 and Greater
December 31, 2018 (Dollars in millions)
Three months or less	$5,423
Over three through six months	784
Over six through twelve months	1,297
Over twelve months	1,447
Total	$8,951

Borrowings

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

Table 24: Short-Term Borrowing
As Of / For The Year Ended December 31, (Dollars in millions)	2018	2017	2016
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end during the year	$836	$1,923	$2,265
Balance outstanding at end of year	251	483	970
Average outstanding during the year	446	1,449	1,600
Average interest rate during the year	1.35%	0.70%	0.37%
Average interest rate at end of year	1.59	0.43	0.52
Federal funds purchased and short-term borrowed funds:
Maximum outstanding at any month-end during the year	$9,063	$6,859	$3,003
Balance outstanding at end of year	4,927	4,455	436
Average outstanding during the year	5,509	2,862	954
Average interest rate during the year	1.92%	1.06%	0.30%
Average interest rate at end of year	2.49	1.34	0.71

At December 31, 2018, short-term borrowings totaled $5.2 billion, an increase of $240 million compared to December 31, 2017. Short-term borrowings fluctuate based on the Company's funding needs. Average short-term borrowings were $6.0 billion or 2.7% of total funding on average in 2018 as compared to $4.3 billion or 2.0% in 2017.

BB&T Corporation 50

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by BB&T and Branch Bank. Long-term debt totaled $23.7 billion at December 31, 2018, an increase of $61 million compared to December 31, 2017. The average cost of long-term debt was 2.88% in 2018, up 78 basis points compared to 2017.

FHLB advances represented 7.4% of total outstanding long-term debt at December 31, 2018, compared to 10.5% at December 31, 2017. See "Note 8. Long-Term Debt" for additional disclosures.

Shareholders' Equity

Total shareholders' equity was $30.2 billion at December 31, 2018, an increase of $483 million from December 31, 2017. Significant additions include net income of $3.3 billion. Significant decreases include common and preferred dividends totaling $1.4 billion and $1.2 billion of share repurchases. BB&T's book value per common share at December 31, 2018 was $35.46, compared to $34.01 at December 31, 2017.

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

BB&T has established a risk management framework based on a "three lines of defense" model:

•
First Line of Defense: Risk management begins with the BUs, the point at which risk is originated and where risks must be managed. Business unit risk managers in the first line identify, assess, control and report their group's risk profile compared to its approved risk limits.

•
Second Line of Defense: The RMO provides independent oversight and guidance of risk-taking across the enterprise. The RMO aggregates, integrates, and correlates risk information into a holistic picture of the corporation's risk profile and concentrations. The RMO establishes policies and limits and reports sources and amounts of risk to Executive Management and the Board of Directors.

•
Third Line of Defense: Audit Services (BB&T's internal audit function) evaluates the design and effectiveness of the risk management framework and its results. Results are reported to Executive Management and the Board of Directors according to Audit Services Policy.

Beginning in 2019, BB&T bolstered its three line of defense model with the introduction of 2nd Line of Defense Chief Risk Officers for each business segment and 1st Line of Defense Business Unit Risk Managers. The Chief Risk Officers for each business segment serve as the second line of defense independent oversight function to aggregate, integrate, and correlate all risks that occur within the business segments and provide strategic recommendations to the CRO. As the centralized first line risk function for each Executive Manager, the Business Unit Risk Manager ensures focus for the business unit pertaining to risk and controls by providing oversight and governance regarding its control environment.

51 BB&T Corporation

The following chart depicts the three lines of defense model:

Risk Committees	Board of Directors			Executive Management

	1st Line of Defense	2nd Line of Defense	3rd Line of Defense
	Business Units	Risk Functions	Audit Services

Chief Risk Officer

The CRO leads the RMO, which designs, organizes and manages BB&T's risk management framework. The RMO is responsible for ensuring effective risk management oversight, measurement, monitoring, reporting and consistency. The CRO has direct access to the Board of Directors and Executive Management. The CRO is responsible for identifying and communicating in a timely manner to the CEO and the Board of Directors meaningful risks and significant instances when the RMO's assessment of risk differs from that of a BU, significant instances when a BU is not adhering to the risk governance framework, and BB&T's risk profile in relation to its risk appetite on at least a quarterly basis. In the event that the CRO and CEO's assessment of risk were to differ or if the CEO were to not adhere to the risk management framework, the CRO would have the responsibility to report such matters to the Board of Directors.

The Executive Management-led enterprise risk committees provide oversight of the first and second lines of defense and communicate risk appetite and values to the RMO. The CRO and the enterprise risk committees approve policies, set risk limits and tolerances and monitor results.

The RMC, CRMC, ORMC, CROC, MRLCC and CCRC are the enterprise risk committees and provide oversight of the risks as described in the common risk language. There is Executive Management representation in all six committees.

The risk management framework is composed of specialized risk functions focused on specific types of risk. The MRLCC, CRMC, CROC, ORMC and CCRC provide oversight of market, liquidity, capital, credit, compliance, and operational risk while RMC provides a fully integrated view of all material risks across the company. The RMC provides oversight of all risks and its purpose is to review BB&T's aggregate risk exposure, evaluate risk appetite, and evaluate risks not reviewed by other risk committees.

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

BB&T has established the following general practices to manage credit risk:

•	limiting the amount of credit that individual lenders may extend to a borrower;

•	establishing a process for credit approval accountability;

•	careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	ongoing servicing and monitoring of individual loans and lending relationships;

•	continuous monitoring of the portfolio, market dynamics and the economy; and

•	periodically reevaluating the bank's strategy and overall exposure as economic, market and other relevant conditions change.

BB&T Corporation 52

The following discussion presents the principal types of lending conducted by BB&T and describes the underwriting procedures and overall risk management of BB&T's lending function.

Underwriting Approach

The loan portfolio is a primary source of profitability and risk; therefore, proper loan underwriting is critical to BB&T's long-term financial success. BB&T's underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that ensure credit relationships conform to BB&T's risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

•
Cash flow and debt service coverage-cash flow adequacy is a necessary condition of creditworthiness, meaning that loans must either be clearly supported by a borrower's cash flow or, if not, must be justified by secondary repayment sources.

•
Secondary sources of repayment-alternative repayment funds are a significant risk-mitigating factor as long as they are liquid, can be easily accessed and provide adequate resources to supplement the primary cash flow source.

•
Value of any underlying collateral-loans are generally secured by the asset being financed. Because an analysis of the primary and secondary sources of repayment is the most important factor, collateral, unless it is liquid, does not justify loans that cannot be serviced by the borrower's normal cash flows.

•
Overall creditworthiness of the customer, taking into account the customer's relationships, both past and current, with BB&T and other lenders-BB&T's success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background.

•	Level of equity invested in the transaction—in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.

Commercial Loan and Lease Portfolio

The commercial loan and lease portfolio represents the largest category of the Company's total loan portfolio. CB-Commercial generally targets small-to-middle market businesses with sales of $250 million or less, while BB&T's Corporate Banking Group provides lending solutions to large corporate clients. The commercial loan and lease portfolio consists of dealer-based financing of equipment for small businesses, commercial equipment leasing and finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T's primary geographic market area.

In accordance with the Company's lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T's underwriting approach, procedures and evaluations described above. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate or LIBOR. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 86.4% of BB&T's commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

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

Risks associated with the mortgage lending function include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market, and an effective MSR hedging process. Borrower risk is lessened through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a relationship driver in retail banking and a part of management's strategy to establish profitable long-term customer relationships and offer high quality client service. BB&T also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk-management criteria as loans originated internally.

Direct Loan Portfolio

The direct loan portfolio primarily consists of a wide variety of loan products offered through BB&T's branch network. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T's market area. The vast majority of direct loans are revolving home equity lines of credit secured by first or second liens on residential real estate. Direct loans are subject to rigorous lending policies and procedures and are underwritten with note amounts and credit limits that ensure consistency with the Company's risk philosophy.

53 BB&T Corporation

Indirect Loan Portfolio

The indirect portfolio primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The indirect portfolio also includes nonprime and near prime automobile finance. Such loans are originated through approved franchised and independent dealers throughout the BB&T market area. These loans are relatively homogeneous and no single loan is individually significant in terms of its size and potential risk of loss. Indirect loans are subject to rigorous lending policies and procedures and are underwritten with note amounts and credit limits that ensure consistency with the Company's risk philosophy. In addition to its normal underwriting due diligence, BB&T uses application systems and "scoring systems" to help underwrite and manage the credit risk in its indirect portfolio.

Revolving Credit Loan Portfolio

The revolving credit portfolio consists of the outstanding balances on credit cards and BB&T's checking account overdraft protection product, Constant Credit. BB&T markets credit cards to its existing banking client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

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

For additional information concerning BB&T's management of market risk, see the "Market Risk Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

BB&T has a number of complex information systems used for a variety of functions by clients, associates and vendors. In addition, third parties with which BB&T does business or that facilitate business activities (e.g., vendors, exchanges, clearing houses, central depositories and financial intermediaries) could also be sources of cybersecurity risk to BB&T, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber attacks which could affect the confidentiality, integrity or availability of the product or service they provide to BB&T.

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

BB&T Corporation 54

The Board of Directors is responsible for the oversight of cybersecurity risk. The DTS SRC is responsible for technology oversight, including monitoring and reporting on technical risks. The Information Security Committee is a sub-committee to the DTS SRC, and helps set information security strategy, including understanding and prioritizing information security capabilities and associated risks. Corporate Information Security is responsible for day-to-day cybersecurity operations. Various reports on cybersecurity are provided to Executive Management and a quarterly update is provided to the Risk Committee or the full Board of Directors on a rotating basis. Additionally, Corporate Information Security provides an Information Security Annual Report, which includes cybersecurity risk assessments, to the Board of Directors.

As a complement to the overall cybersecurity infrastructure, BB&T has multilayered defenses pertaining to cyberthreat identification, detection, protection, response and recovery. BB&T promotes data protection awareness and accountability through robust training for our associates, both formally through mandatory courses and informally through written communications and other updates. Additionally, BB&T focuses on building our cybersecurity organization with advanced capabilities and highly skilled talent to help mitigate those risks. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. Further, BB&T provides data protection guidance to our clients.

BB&T uses third party services as part of its cybersecurity framework, and any such third parties are required to comply with BB&T's policies regarding information security and confidentiality. BB&T also uses third party groups to assess and supplement the Company's cybersecurity needs.

Although cyber attacks have not resulted in any material disruption to BB&T's operations or harm to its clients and have not had a material adverse effect on BB&T's results of operations, there can be no assurance that BB&T will not suffer such disruptions, losses or other consequences in the future.

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

Reputation risk

Reputation risk is the risk to current or anticipated earnings, capital, enterprise value, the BB&T brand, and public confidence arising from negative publicity or public opinion, whether real or perceived, regarding BB&T's business practices, products, services, transactions, or other activities undertaken by BB&T, its representatives, or its partners. A negative reputation may impair BB&T's relationship with clients, associates, communities or shareholders, and it is often a residual risk that arises when other risks are not managed properly.

Strategic risk

Strategic risk is the risk to current or anticipated earnings, capital, enterprise value and the achievement of BB&T's vision, mission, purpose and business objectives consistent with its values that arises from BB&T's business strategy or potentially adverse business decisions, improper or ineffective implementation of business decisions or lack of responsiveness to changes in the banking industry and operating environment. Strategic risk is a function of BB&T's strategic goals, business strategies, resources and quality of implementation. The responsibility for managing this risk rests with the Board of Directors, Executive Management and the Senior Leadership Team.

55 BB&T Corporation

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2018, BB&T had derivative financial instruments outstanding with notional amounts totaling $67.7 billion, with a net fair value loss of $1 million. See "Note 17. Derivative Financial Instruments" for additional disclosures.

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

Management uses the Simulation to measure the sensitivity of projected earnings to changes in interest rates. The Simulation projects net interest income and interest rate risk for a rolling two-year period of time. The Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T's interest sensitivity by means of a model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios that include projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to the Simulation, BB&T uses EVE analysis to focus on projected changes in asset and liability values given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation. The EVE model is a discounted cash flow of the portfolio of assets, liabilities, and derivative instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of equity.

BB&T Corporation 56

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months assuming a gradual change in interest rates as described below. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit beta, customer preferences and capital plans. The resulting change in net interest income reflects the level of interest rate sensitivity that income has in relation to the investment, loan and deposit portfolios.

Table 25: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Up 200 bps	7.50%	6.50%	1.80%	3.09%
Up 100	6.50	5.50	1.22	2.07
No Change	5.50	4.50	—	—
Down 100	4.50	3.50	(3.17)	(6.62)
Down 200	4.00	N/A	(7.04)	N/A

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

Management has temporarily suspended its interest rate exposure limits to declining interest rates. Although, the Federal Reserve has raised rates nine times beginning in December 2015, competitive pressure on deposit rates was slow to materialize. As a result, asset repricing in excess of liability repricing has caused the measured exposure to declining rates to increase. Management closely monitors its interest rate risk position.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average beta of approximately 55% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. The actual deposit beta on non-maturity interest-bearing deposits has been less than 27% since rates began to rise in December 2015. However, BB&T expects the beta to increase as rates continue to rise as evidenced by the 39% beta on interest bearing-deposits related to the September 2018 federal funds rate increase. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

57 BB&T Corporation

The following table shows the results of BB&T's interest-rate sensitivity position assuming the loss of demand deposits and an associated increase in managed rate deposits under various scenarios. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 26: Deposit Mix Sensitivity Analysis
Linear Change in Rates	Base Scenario at December 31, 2018 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	1.80%	1.60%	0.79%
Up 100	1.22	1.09	0.59
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2018 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $8.9 billion, or 16.7%, of noninterest-bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 27: EVE Simulation Analysis
Change in Interest Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Up 200 bps	11.7%	11.4%	(4.6)%	(5.1)%
Up 100	12.2	11.9	(0.7)	(0.9)
No Change	12.3	12.0	—	—
Down 100	11.5	11.1	(6.2)	(7.7)
Down 200	9.3	N/A	(23.9)	N/A

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended December 31, 2018 and 2017, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T's policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of December 31, 2018 and December 31, 2017, BB&T's liquid asset buffer was 14.7% and 14.3%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. In October 2018, the federal banking agencies proposed changes to applicability thresholds for liquidity requirements that would amend the full LCR such that BHC's with assets between $250 billion and $700 billion, and less than $75 billion in certain other risk related exposures, would be subject to a reduced full LCR. See additional disclosures in the "Regulatory Considerations" section.

BB&T Corporation 58

BB&T produces LCR calculations to effectively manage the position of high-quality liquid assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's modified LCR was approximately 126% at December 31, 2018, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T's modified LCR averaged less than 2% during 2018 with a maximum change of approximately 12%.

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

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries. See "Note 15. Parent Company Financial Information" for additional information regarding dividends from subsidiaries and debt transactions.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At December 31, 2018 and December 31, 2017, the Parent Company had 28 months and 29 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 19 months and 23 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At December 31, 2018, Branch Bank has approximately $78.9 billion of secured borrowing capacity, which represents approximately 5.2 times the amount of one year wholesale funding maturities.

The ability to raise funding at competitive prices is affected by the rating agencies' views of the Parent Company's and Branch Bank's credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. The ratings for BB&T and Branch Bank by the major rating agencies are detailed in the table below:

59 BB&T Corporation

Table 28: Credit Ratings of BB&T Corporation and Branch Bank
	S&P	Moody's (1)	Fitch	DBRS
BB&T Corporation:
Commercial paper	A-2	N/A	F1	R-1(low)
Issuer	A-	A2	A+	A(high)
LT/senior debt	A-	A2	A+	A(high)
Subordinated debt	BBB+	A2	A	A
Preferred stock	BBB-	Baa1(hyb)	BBB-	BBB(high)
Branch Bank:
Long term deposits	N/A	Aa1	AA-	AA(low)
LT/Senior unsecured bank notes	A	A1	A+	AA(low)
Other long term senior obligations	A	N/A	A+	AA(low)
Other short term senior obligations	A-1	N/A	F1	R-1(middle)
Short term bank notes	A-1	P-1	F1	R-1(middle)
Short term deposits	N/A	P-1	F1+	R-1(middle)
Subordinated bank notes	A-	A2	A	A(high)
Ratings outlook:
Credit trend	Stable	Rating under review	Stable	Positive

1)	In connection with the pending SunTrust merger, Moody's placed BB&T's credit ratings under review for possible downgrade.

BB&T and Branch Bank have Contingency Funding Plans designed to ensure that liquidity sources are sufficient to meet their ongoing obligations and commitments, particularly in the event of a liquidity contraction. These plans are designed to examine and quantify the organization's liquidity under various "stress" scenarios. Additionally, the plans provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The plans address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction. The liquidity options available to management could include seeking secured funding, asset sales, and under the most extreme scenarios, curtailing new loan originations.

Management believes current sources of liquidity are adequate to meet BB&T's current requirements and plans for continued growth. See "Note 4. Premises and Equipment," "Note 8. Long-Term Debt" and "Note 13. Commitments and Contingencies" for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2018, BB&T's contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of BB&T's obligations is included in "Note 13. Commitments and Contingencies."

Table 29: Contractual Obligations and Other Commitments
December 31, 2018 (Dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt and capital leases	$23,802	$4,837	$10,015	$3,828	$5,122
Operating leases	1,217	217	361	260	379
Commitments to fund affordable housing investments	919	586	277	26	30
Private equity and other investments commitments (1)	331	74	121	93	43
Time deposits	16,577	12,308	3,629	636	4
Contractual interest payments (2)	2,766	849	999	520	398
Purchase obligations (3)	1,238	565	578	75	20
Nonqualified benefit plan obligations (4)	1,153	16	33	37	1,067
Total contractual cash obligations	$48,003	$19,452	$16,013	$5,475	$7,063

(1)	Based on estimated payment dates.

(2)
Includes accrued interest, future contractual interest obligations and the impact of hedges in a loss position. Other derivatives are excluded. Variable rate payments are based upon the rate in effect at December 31, 2018.

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

BB&T Corporation 60

BB&T's commitments include investments in affordable housing projects throughout its market area and private equity funds. Refer to "Note 1. Basis of Presentation" and "Note 13. Commitments and Contingencies" for further discussion of these commitments.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2018 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in "Note 1. Basis of Presentation" and "Note 17. Derivative Financial Instruments."

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

As a member of the FHLB, BB&T is required to maintain a minimum investment in capital stock. The board of directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase BB&T's investment in the FHLB depends entirely upon the occurrence of a future event, potential future payments to the FHLB are not determinable.

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to certain risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of BB&T's commitments is included in "Note 13. Commitments and Contingencies" and "Note 16. Fair Value Disclosures."

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

Management regularly monitors the capital position of BB&T on both a consolidated and bank-level basis. In this regard, management's overriding policy is to maintain capital at levels that are in excess of internal capital targets, which are above the regulatory "well capitalized" levels. Management has implemented stressed capital ratio minimum targets to evaluate whether capital ratios calculated with planned capital actions are likely to remain above minimums specified by the FRB for the annual CCAR. Breaches of stressed minimum targets prompt a review of the planned capital actions included in BB&T's capital plan.

Table 30: Capital Requirements Under Basel III
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

61 BB&T Corporation

While nonrecurring events or management decisions may result in the Company temporarily falling below its operating minimum guidelines for one or more of these ratios, it is management's intent to return to these targeted operating minimums within a reasonable period of time through capital planning. Such temporary decreases below the operating minimums shown above are not considered an infringement of BB&T's overall capital policy, provided a return above the minimums is forecasted to occur within a reasonable time period.

Payments of cash dividends and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company's double leverage ratio (investments in subsidiaries as a percentage of shareholders' equity). The active management of the subsidiaries' equity capital, as described above, is the process used to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T's capital position.

Management intends to maintain capital at Branch Bank at levels that will result in classification as "well-capitalized" for regulatory purposes. Secondarily, it is management's intent to maintain Branch Bank's capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company in the form of special dividend payments, subject to regulatory and other operating considerations.

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company's capital plans to the banking regulators. The FRB did not object to the Company's 2018 capital plan. On February 5, 2019, the FRB notified banks with less than $250 billion in assets that they will not need to participate in the 2019 supervisory stress test. However, BB&T may need to provide additional information as a result of the pending merger with SunTrust. Following the completion of the merger of equals with SunTrust, management's capital deployment plan in order of preference is to focus on 1) organic growth, 2) dividends and 3) strategic opportunities and/or share repurchases depending on opportunities in the marketplace and BB&T's interest and ability to proceed with acquisitions. BB&T has suspended share repurchases as a result of the pending merger of equals with SunTrust.

Branch Bank's capital ratios are presented in the following table:

Table 31: Capital Ratios - Branch Bank
December 31,	2018	2017
CET1 to risk-weighted assets	11.2%	11.3%
Tier 1 capital to risk-weighted assets	11.2	11.3
Total capital to risk-weighted assets	13.2	13.3
Leverage ratio	9.3	9.4

BB&T's capital ratios are presented in the following table:

Table 32: Capital Ratios - BB&T Corporation
December 31, (Dollars in millions, except per share data, shares in thousands)	2018	2017
Risk-based:
CET1 capital to risk-weighted assets	10.2%	10.2%
Tier 1 capital to risk-weighted assets	11.8	11.9
Total capital to risk-weighted assets	13.8	13.9
Leverage ratio	9.9	9.9
Non-GAAP capital measure (1):
Tangible common equity per common share	$21.89	$21.07
Calculation of tangible common equity (1):
Total shareholders' equity	$30,178	$29,695
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	56	47
Intangible assets, net of deferred taxes	10,360	10,117
Tangible common equity	$16,709	$16,478
Risk-weighted assets	$181,260	$177,217
Common shares outstanding at end of period	763,326	782,006

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

BB&T Corporation 62

During 2018, BB&T completed $1.2 billion of stock repurchases and paid $1.2 billion in common stock dividends, which resulted in a total payout ratio of 78.7%for the year.
BB&T's Board of Directors increased the dividend $0.075 during 2018, which increased the amount of the quarterly dividend to $0.405 per share. As of December 31, 2018, the remaining stock repurchases authorized by the Board of Directors totaled $1.1 billion. BB&T has suspended share repurchases as a result of the pending merger of equals with SunTrust.

Table 33: Quarterly Financial Summary – Unaudited
	2018				2017
(Dollars in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated summary of operations:
Interest income	$2,136	$2,069	$1,994	$1,921	$1,898	$1,877	$1,824	$1,775
Interest expense	431	382	337	288	254	230	189	166
Provision for credit losses	146	135	135	150	138	126	135	148
Noninterest income	1,235	1,239	1,222	1,180	1,225	1,166	1,220	1,171
Noninterest expense	1,784	1,742	1,720	1,686	1,855	1,745	1,742	2,102
Provision for income taxes	205	210	202	186	209	294	304	104
Net income	805	839	822	791	667	648	674	426
Noncontrolling interest	7	7	3	3	9	8	(1)	5
Preferred stock dividends	44	43	44	43	44	43	44	43
Net income available to common shareholders	$754	$789	$775	$745	$614	$597	$631	$378
Basic EPS	$0.99	$1.02	$1.00	$0.96	$0.78	$0.75	$0.78	$0.47
Diluted EPS	$0.97	$1.01	$0.99	$0.94	$0.77	$0.74	$0.77	$0.46
Selected average balances:
Assets	$223,625	$222,674	$221,344	$221,419	$222,525	$220,732	$221,018	$219,961
Securities, at amortized cost	46,610	46,299	47,145	48,374	48,093	45,968	45,410	44,607
Loans and leases (1)	148,457	147,489	145,752	143,906	144,089	144,181	144,327	143,698
Total earning assets	197,213	196,200	195,094	194,530	195,305	193,073	193,386	192,564
Deposits	157,842	157,271	157,676	157,138	157,959	157,414	160,263	161,383
Short-term borrowings	6,979	6,023	5,323	5,477	6,342	5,983	2,748	2,105
Long-term debt	23,488	24,211	23,639	23,677	22,639	21,459	21,767	20,757
Total interest-bearing liabilities	134,577	133,331	132,675	132,896	132,652	131,367	132,205	133,150
Shareholders' equity	29,965	29,887	29,585	29,528	29,853	29,948	30,302	29,903

(1)	Loans and leases are net of unearned income and include LHFS.

Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2018 totaling $754 million was up 22.8% compared to $614 million earned during the same period in 2017. On a diluted per common share basis, earnings for the fourth quarter of 2018 were $0.97, up 26.0% compared to $0.77 for the same period in 2017. BB&T's results of operations for the fourth quarter of 2018 produced an annualized return on average assets of 1.43% and an annualized return on average common shareholders' equity of 11.14%, compared to prior year ratios of 1.19% and 9.10%, respectively.

Total TE revenues were $3.0 billion for the fourth quarter of 2018, an increase of $57 million compared to the earlier quarter. This reflects an increase of $47 million in taxable-equivalent net interest income and an increase of $10 million in noninterest income.

Net interest margin was 3.49%, up six basis points compared to the earlier quarter. Average earning assets increased $1.9 billion. The increase in average earnings assets reflects a $4.4 billion increase in average total loans and leases, partially offset by decreases of $1.5 billion and $977 million in average securities and other earning assets, respectively. Average interest-bearing liabilities increased $1.9 billion compared to the earlier quarter. Average long-term debt increased $849 million, while average short-term borrowings increased $637 million and average interest-bearing deposits increased $439 million. The annualized yield on the total loan portfolio for the fourth quarter of 2018 was 4.96%, up 46 basis points compared to the earlier quarter, reflecting the impact of rate increases. The annualized taxable-equivalent yield on the average securities portfolio was 2.53%, up 11 basis points compared to the earlier period.

63 BB&T Corporation

The average annualized cost of total deposits was 0.52%, up 26 basis points compared to the earlier quarter. The average annualized cost of interest-bearing deposits was 0.78%, up 38 basis points compared to the earlier quarter. The average annualized rate on long-term debt was 3.19%, up 83 basis points compared to the earlier quarter. The average annualized rate on short-term borrowings was 2.18%, up 105 basis points compared to the earlier quarter. The higher rates on interest-bearing liabilities also reflect the impact of rate increases.

The provision for credit losses was $146 million compared to $138 million in the earlier quarter. Net charge-offs for the fourth quarter of 2018 totaled $143 million compared to $130 million for the earlier quarter.

Noninterest income was $1.2 billion, an increase of $10 million from the earlier quarter. Excluding a $37 million decrease in income related to assets for certain post-employment benefits, which is primarily offset by lower personnel expense, noninterest income increased $47 million.

Noninterest expense for the fourth quarter of 2018 was $1.8 billion, down $71 million compared to the earlier quarter. The current quarter includes $28 million of additional operating expenses associated with the Regions Insurance acquisition and an increase of $54 million in merger-related and restructuring charges. The earlier quarter included $136 million of expenses due to actions taken in connection with the passage of tax reform legislation. Noninterest expenses were lower $37 million related to assets for certain post-employment benefits, which is primarily offset by lower noninterest income. Excluding these items, noninterest expense was up $20 million compared to the earlier quarter.

The provision for income taxes was $205 million for the fourth quarter of 2018, compared to $209 million for the earlier quarter. This produced an effective tax rate for the fourth quarter of 2018 of 20.3%, compared to 23.9% for the earlier quarter. The provision for income taxes for the current quarter reflects the new lower federal tax rate while the earlier quarter included a net tax benefit of $43 million related to the impact of tax reform.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. Understanding BB&T's accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, BB&T's significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in "Note 1. Basis of Presentation."

The following is a summary of BB&T's critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of the Board of Directors on a periodic basis.

ACL

BB&T's policy is to maintain an ALLL and a RUFC that represent management's best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of impaired loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency and severity of losses. These loss estimate factors are based on historical loss experience, economic and political environmental considerations and any other data that management believes will provide evidence about the collectability of outstanding loan and lease amounts. The following table summarizes the loss estimate factors used to determine the ALLL:

Loss Estimate Factor	Description
Loss frequency	Indicates the likelihood of a borrower defaulting on a loan
Loss severity	Indicates the amount of estimated loss at the time of default

BB&T Corporation 64

For collectively evaluated loans, the ALLL is determined by multiplying the loan exposure estimated at the time of default by the loss frequency and loss severity factors. For individually evaluated loans, the ALLL is determined through review of data specific to the borrower. For TDRs, default expectations and estimated slower prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL. Also included in management's estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

The methodology used to determine an estimate for the RUFC is inherently similar to the methodology used in calculating the ALLL adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the ALLL and the RUFC is included in "Note 1. Basis of Presentation."

Fair Value of Financial Instruments

The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. See "Note 16. Fair Value Disclosures" for additional disclosures regarding the fair value of financial instruments.

Securities

BB&T generally utilizes a third-party pricing service in determining the fair value of its AFS and trading securities. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. Management performs procedures to evaluate the fair values provided by the third-party service provider. These procedures, which are performed independent of the responsible BU, include comparison of pricing information received from the third party pricing service to other third party pricing sources, review of additional information provided by the third party pricing service and other third party sources for selected securities and back-testing to compare the price realized on security sales to the daily pricing information received from the third party pricing service. The IPV Committee, which provides oversight to BB&T's enterprise-wide IPV function, is responsible for oversight of the comparison of pricing information received from the third party pricing service to other third party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management.

BB&T periodically reviews AFS securities with an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The purpose of the review is to consider the length of time and the extent to which the market value of a security has been below its amortized cost. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are long-term expectations and recent experience regarding principal and interest payments and BB&T's intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis.

MSRs

BB&T's primary class of MSRs for which it separately manages the economic risks relates to residential mortgages. Residential MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using a stochastic OAS valuation model to project residential MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the residential MSR asset.

Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, observable market data. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. The value of residential MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of residential MSRs generally increases due to reduced refinance activity. BB&T typically hedges against market value changes in the residential MSRs. Refer to "Note 6. Loan Servicing" for quantitative disclosures reflecting the effect that changes in management's assumptions would have on the fair value of residential MSRs.

65 BB&T Corporation

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

Derivative Assets and Liabilities

BB&T uses derivatives to manage various financial risks. BB&T mitigates credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. The fair values of derivative financial instruments are determined based on quoted market prices and internal pricing models that use market observable data. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

Intangible Assets

The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of definite-lived intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions also typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates. Refer to "Note 1. Basis of Presentation" for a description of the impairment testing process. Management considers the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality (AA-rated or higher) corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. Management considered the sensitivity changes that the expected return on plan assets and the discount rate would have on pension expense. A decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $31 million for 2019, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $60 million in pension expense for 2019. Refer to "Note 12. Benefit Plans" for disclosures related to the benefit plans.

BB&T Corporation 66

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting and Evaluation of
Disclosure Controls and Procedures

Management of BB&T is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. BB&T's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with the authorizations of BB&T's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control-Integrated Framework (2013)" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2018.

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

67 BB&T Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of BB&T Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BB&T Corporation and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 26, 2019
We have served as the Company's auditor since 2002.

BB&T Corporation 68

CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

December 31, (Dollars in millions, except per share data, shares in thousands)	2018	2017
Assets
Cash and due from banks	$2,753	$2,243
Interest-bearing deposits with banks	984	343
Cash equivalents	143	127
Restricted cash	107	370
AFS securities at fair value	25,038	24,547
HTM securities (fair value of $20,047 and $22,837 at December 31, 2018 and 2017, respectively)	20,552	23,027
LHFS at fair value	988	1,099
Loans and leases	149,013	143,701
ALLL	(1,558)	(1,490)
Loans and leases, net of ALLL	147,455	142,211
Premises and equipment	2,118	2,055
Goodwill	9,818	9,618
CDI and other intangible assets	758	711
MSRs at fair value	1,108	1,056
Other assets	13,875	14,235
Total assets	$225,697	$221,642
Liabilities
Deposits	$161,199	$157,371
Short-term borrowings	5,178	4,938
Long-term debt	23,709	23,648
Accounts payable and other liabilities	5,433	5,990
Total liabilities	195,519	191,947
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,817	3,910
Additional paid-in capital	6,849	7,893
Retained earnings	18,118	16,259
AOCI, net of deferred income taxes	(1,715)	(1,467)
Noncontrolling interests	56	47
Total shareholders' equity	30,178	29,695
Total liabilities and shareholders' equity	$225,697	$221,642
Common shares outstanding	763,326	782,006
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

69 BB&T Corporation

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions, except per share data, shares in thousands)	2018	2017	2016
Interest Income
Interest and fees on loans and leases	$6,894	$6,230	$5,985
Interest and dividends on securities	1,160	1,092	1,029
Interest on other earning assets	66	52	52
Total interest income	8,120	7,374	7,066
Interest Expense
Interest on deposits	644	344	251
Interest on short-term borrowings	111	41	9
Interest on long-term debt	683	454	485
Total interest expense	1,438	839	745
Net Interest Income	6,682	6,535	6,321
Provision for credit losses	566	547	572
Net Interest Income After Provision for Credit Losses	6,116	5,988	5,749
Noninterest Income
Insurance income	1,852	1,754	1,713
Service charges on deposits	712	706	664
Investment banking and brokerage fees and commissions	477	410	408
Mortgage banking income	358	415	463
Trust and investment advisory revenues	285	278	266
Bankcard fees and merchant discounts	287	271	237
Checkcard fees	221	214	195
Operating lease income	145	146	137
Income from bank-owned life insurance	116	122	123
Other income	420	467	220
Securities gains (losses), net
Gross realized gains	4	17	46
Gross realized losses	(1)	(18)	—
Total securities gains (losses), net	3	(1)	46
Total noninterest income	4,876	4,782	4,472
Noninterest Expense
Personnel expense	4,313	4,226	4,029
Occupancy and equipment expense	758	784	786
Software expense	272	242	224
Outside IT services	132	160	186
Regulatory charges	134	153	145
Amortization of intangibles	131	142	150
Loan-related expense	108	130	95
Professional services	138	123	102
Merger-related and restructuring charges, net	146	115	171
Loss (gain) on early extinguishment of debt	—	392	(1)
Other expense	800	977	834
Total noninterest expense	6,932	7,444	6,721
Earnings
Income before income taxes	4,060	3,326	3,500
Provision for income taxes	803	911	1,058
Net income	3,257	2,415	2,442
Noncontrolling interests	20	21	16
Dividends on preferred stock	174	174	167
Net income available to common shareholders	$3,063	$2,220	$2,259
Basic EPS	$3.96	$2.78	$2.81
Diluted EPS	$3.91	$2.74	$2.77
Basic weighted average shares outstanding	772,963	799,217	804,680
Diluted weighted average shares outstanding	783,484	810,977	814,916

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 70

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions)	2018	2017	2016
Net income	$3,257	$2,415	$2,442
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	(160)	(84)	(41)
Change in unrealized net gains (losses) on cash flow hedges	61	18	(9)
Change in unrealized net gains (losses) on AFS securities	(144)	(27)	(225)
Other, net	(5)	5	171
Total OCI	(248)	(88)	(104)
Total comprehensive income	$3,009	$2,327	$2,338
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(50)	$(15)	$(20)
Change in unrealized net gains (losses) on cash flow hedges	20	7	(4)
Change in unrealized net gains (losses) on AFS securities	(45)	(27)	(130)
Other, net	1	—	99

The accompanying notes are an integral part of these consolidated financial statements.

71 BB&T Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2016	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340
Add (Deduct):
Net income	—	—	—	—	2,426	—	16	2,442
OCI	—	—	—	—	—	(104)	—	(104)
Issued in business combination	31,665	—	158	905	—	—	—	1,063
Issued in connection with equity awards, net	9,241	—	46	174	—	—	—	220
Excess tax benefits in connection with equity awards	—	—	—	7	—	—	—	7
Issued in connection with preferred stock offering	—	450	—	—	—	—	—	450
Repurchase of common stock	(11,768)	—	(59)	(461)	—	—	—	(520)
Cash dividends declared on common stock	—	—	—	—	(925)	—	—	(925)
Cash dividends declared on preferred stock	—	—	—	—	(167)	—	—	(167)
Equity-based compensation expense	—	—	—	115	—	—	—	115
Other, net	—	—	—	(1)	11	—	(5)	5
Balance, December 31, 2016	809,475	3,053	4,047	9,104	14,809	(1,132)	45	29,926
Add (Deduct):
Net income	—	—	—	—	2,394	—	21	2,415
OCI	—	—	—	—	—	(88)	—	(88)
Issued in connection with equity awards, net	8,059	—	41	79	—	—	—	120
Repurchase of common stock	(35,528)	—	(178)	(1,435)	—	—	—	(1,613)
Cash dividends declared on common stock	—	—	—	—	(1,005)	—	—	(1,005)
Cash dividends declared on preferred stock	—	—	—	—	(174)	—	—	(174)
Equity-based compensation expense	—	—	—	132	—	—	—	132
Reclassification of certain tax effects	—	—	—	—	247	(247)	—	—
Other, net	—	—	—	13	(12)	—	(19)	(18)
Balance, December 31, 2017	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Add (Deduct):
Net income	—	—	—	—	3,237	—	20	3,257
OCI	—	—	—	—	—	(248)	—	(248)
Issued in connection with equity awards, net	4,554	—	23	(29)	—	—	—	(6)
Repurchase of common stock	(23,234)	—	(116)	(1,089)	—	—	—	(1,205)
Cash dividends declared on common stock	—	—	—	—	(1,204)	—	—	(1,204)
Cash dividends declared on preferred stock	—	—	—	—	(174)	—	—	(174)
Equity-based compensation expense	—	—	—	141	—	—	—	141
Other, net	—	—	—	(67)	—	—	(11)	(78)
Balance, December 31, 2018	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 72

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$3,257	$2,415	$2,442
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	566	547	572
Depreciation	424	408	405
Loss (gain) on early extinguishment of debt	—	392	(1)
Amortization of intangibles	131	142	150
Equity-based compensation expense	141	132	115
(Gain) loss on securities, net	(3)	1	(46)
Net change in operating assets and liabilities:
LHFS	188	618	(644)
Trading and equity securities	(134)	115	432
Other assets, accounts payable and other liabilities	(19)	(15)	(18)
Other, net	(202)	(120)	(292)
Net cash from operating activities	4,349	4,635	3,115
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	383	4,934	4,612
Proceeds from maturities, calls and paydowns of AFS securities	3,674	4,800	5,888
Purchases of AFS securities	(4,722)	(7,397)	(10,033)
Proceeds from maturities, calls and paydowns of HTM securities	2,442	2,580	7,022
Purchases of HTM securities	(39)	(8,965)	(5,124)
Originations and purchases of loans and leases, net of principal collected	(6,266)	(1,230)	(2,986)
Net cash received (paid) for acquisitions and divestitures	(296)	—	(726)
Other, net	(123)	(149)	371
Net cash from investing activities	(4,947)	(5,427)	(976)
Cash Flows From Financing Activities:
Net change in deposits	3,838	(2,842)	4,507
Net change in short-term borrowings	240	3,532	(3,581)
Proceeds from issuance of long-term debt	2,769	8,883	3,878
Repayment of long-term debt	(2,533)	(7,453)	(5,849)
Repurchase of common stock	(1,205)	(1,613)	(520)
Net proceeds from preferred stock issued	—	—	450
Cash dividends paid on common stock	(1,204)	(1,005)	(925)
Cash dividends paid on preferred stock	(174)	(174)	(167)
Other, net	(229)	123	325
Net cash from financing activities	1,502	(549)	(1,882)
Net Change in Cash, Cash Equivalents and Restricted Cash	904	(1,341)	257
Cash, Cash Equivalents and Restricted Cash, January 1	3,083	4,424	4,167
Cash, Cash Equivalents and Restricted Cash, December 31	$3,987	$3,083	$4,424
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$1,408	$819	775
Income taxes	99	429	844
Noncash investing activities:
Transfers of loans to foreclosed assets	247	260	258
Transfer of loans HFI to LHFS	77	1,050	263
Stock issued in business combinations	—	—	1,063

The accompanying notes are an integral part of these consolidated financial statements.

73 BB&T Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. The accounting and reporting policies are in accordance with GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of significant accounting policies.

Nature of Operations

BB&T is a FHC organized under the laws of North Carolina. BB&T conducts operations through a bank subsidiary, Branch Bank, and nonbank subsidiaries. Branch Bank's offices are concentrated primarily in the Southeastern and Mid-Atlantic United States. BB&T provides a wide range of banking services to individuals, businesses and municipalities, including a variety of loans and lease financing to individuals and entities primarily within BB&T's geographic footprint, including commercial and residential mortgages; permanent CRE financing arrangements; loan servicing for third-party investors; direct consumer finance loans to individuals; credit card lending; automobile financing; and equipment financing. BB&T also provides a wide range of other services, including deposits; discount and full service brokerage, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance through its retail agency and wholesale brokerage operations; merchant services; trust and retirement services; comprehensive wealth advisory services; asset management and capital markets services.

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

Investments in VIEs are evaluated to determine if BB&T is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each party and to BB&T's relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by each party. BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing and other partnership interests. Refer to "Note 13. Commitments and Contingencies" for additional disclosures regarding BB&T's significant VIEs.

BB&T accounts for unconsolidated partnerships and certain other investments using the equity method of accounting. BB&T records its portion of income or loss in other noninterest income in the Consolidated Statements of Income. These investments are periodically evaluated for impairment. BB&T also has investments in, and future funding commitments to, private equity investments, which are accounted for based on BB&T's ownership and control rights specific to each investment.

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

BB&T Corporation 74

Business Combinations

BB&T accounts for business combinations using the acquisition method. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include cash and due from banks, interest-bearing deposits with banks, and other cash equivalents that have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Restricted cash primarily represents amounts posted as collateral for derivatives in a loss position.

Securities

Marketable investment securities are classified as HTM, AFS or trading and equity. Interest income and dividends on securities are recognized in income on an accrual basis. Premiums and discounts are amortized into interest income over the contractual life of the security. As prepayments are received, a proportionate amount of the related premium or discount is recognized in income so that the effective interest rate on the remaining portion of the security continues unchanged.

Debt securities are classified as HTM when BB&T has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.

Debt securities that may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements or unforeseen changes in market conditions are classified as AFS. AFS securities are reported at estimated fair value, with unrealized gains and losses reported in AOCI, net of deferred income taxes, in the shareholders' equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of AFS securities are determined by specific identification and are included in noninterest income.

Periodic reviews are conducted to identify and evaluate HTM and AFS debt securities in an unrealized loss position for OTTI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. BB&T considers such factors as the length of time and the extent to which the fair value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BB&T's intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis. Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance.

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

Trading account and equity securities are reported at fair value and included in other assets in the Consolidated Balance Sheets. Unrealized fair value adjustments, fees, and realized gains or losses from these activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest on other earning assets.

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

BB&T sells a significant portion of its fixed-rate commercial and conforming residential mortgage loan originations, which are typically converted into MBS by FHLMC, FNMA and GNMA and subsequently sold to other third party investors. BB&T records these transactions as a sale when the transferred loans are legally isolated from BB&T's creditors and other accounting criteria for a sale are met. Gains or losses recorded on these transactions are based on the net carrying amount of the loans sold and the fair value of related mortgage servicing, which BB&T generally retains on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management's best estimates of key variables, such as prepayment speeds, servicing costs and discount rates that would be used by market participants based on the risks involved.

75 BB&T Corporation

Loans and Leases

The Company's accounting methods for loans differ depending on whether the loans are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since the date of origination such that it is probable at the date of acquisition that BB&T will be unable to collect all contractually required payments.

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

TDRs

Modifications to a borrower's debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances forgiveness of principal or interest. Modifications of PCI loans that are part of a pool accounted for as a single asset are not considered TDRs. TDRs can involve loans remaining nonperforming, moving to nonperforming, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where the TDR involves charging off a portion of the loan balance, BB&T classifies these TDRs as nonperforming.

In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's current capacity to pay, which among other things may include a review of the borrower's current financial statements, an analysis of cash flow available to pay debt obligations, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower's current willingness to pay, which may include a review of past payment history, an evaluation of the borrower's willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation may also include review of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and retail loans includes an evaluation of the client's debt to income ratio, credit report, property value, loan vintage, and certain other client-specific factors that impact their ability to make timely principal and interest payments on the loan.

TDRs may be removed due to the passage of time if they: (1) did not include a forgiveness of principal or interest, (2) have performed in accordance with the modified terms (generally a minimum of six months), (3) were reported as a TDR over a year end reporting period, and (4) reflected an interest rate on the modified loan that was no less than a market rate at the date of modification. These loans are individually evaluated for impairment.

TDR classification may also be removed for an accruing loan upon the occurrence of a non-concessionary subsequent modification granted at market terms and within current underwriting guidelines.

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers' loan defaults.

BB&T Corporation 76

BB&T's policies for placing loans on nonperforming status conform to guidelines prescribed by bank regulatory authorities. BB&T classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. The following table summarizes the delinquency thresholds that are used in evaluating nonperforming classification and the timing of charge-offs (PCI loans are considered to be performing due to the application of the expected cash flows method):

(number of days)	Placed on Nonperforming (1)			Charge-off
Commercial:
Commercial and industrial	90	(2)		90
CRE	90	(2)		90
Lease financing	90	(2)		90
Retail:
Residential mortgage (3)	90	to	180	90	to	210
Direct (3)	90	to	120	90	to	120
Indirect (3)	90	to	120	90	to	120
Revolving credit (3)	NA			90	to	180

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

When commercial loans are placed on nonperforming status, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated recoverable amount. Retail loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. As such, retail loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonperforming status.

Certain past due loans may remain on accrual status if management determines that it does not have concern over the collectability of principal and interest. Generally, when loans are placed on nonperforming status, accrued interest receivable is reversed against interest income in the current period and amortization of deferred loan fees and expenses is suspended. Payments received for interest and lending fees thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

Assets acquired as a result of foreclosure are subsequently carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. BB&T's policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an update is required.

ACL

The ACL includes the ALLL and the RUFC. The ACL represents management's best estimate of probable credit losses incurred in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on PCI loans, current assessment of impaired loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency and severity of losses. Changes to the ACL are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loan or lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are credited to the ALLL. The methodology used to determine the RUFC is inherently similar to that used to determine the collectively evaluated component of the ALLL, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. While management uses the best information available to establish the ACL, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in computing the ACL or, if required by regulators based upon information available to them at the time of their examinations.

77 BB&T Corporation

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

The following provides a description of accounting policies and methodologies related to each of the portfolio segments:

Commercial

The vast majority of loans in the commercial lending portfolio are assigned risk ratings based on an assessment of conditions that affect the borrower's ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers' financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Risk ratings are reviewed on an annual basis for all credit relationships with total credit exposure more than $2 million, or at any point management becomes aware of information affecting the borrowers' ability to fulfill their obligations. While this review is largely focused on the borrower's ability to repay the loan, BB&T also considers the capacity and willingness of a loan's guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may deem the loan to not be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. The following table summarizes risk ratings:

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

To establish a reserve for loans individually evaluated for impairment, BB&T's policy is to review all commercial lending relationships with an outstanding nonperforming balance of $3 million or more. The amount of the reserve is based on the present value of expected cash flows discounted at the loan's effective interest rate and/or the value of collateral, net of costs to sell. In addition, BB&T reviews other commercial relationships with collateral-dependent TDRs and nonperforming loans with balances of $1 million or more to establish a specific reserve based on the underlying collateral value, net of costs to sell.

BB&T also has a review process related to all other TDRs and commercial nonperforming loans. In connection with this process, BB&T establishes reserves related to these loans that are calculated using an expected cash flow approach. These discounted cash flow analyses incorporate adjustments to future cash flows that reflect management's best estimate of the default risk related to these loans based on a combination of historical experience and management judgment.

BB&T also maintains reserves for collective impairment that reflect an estimate of losses related to non-impaired commercial loans as of the balance sheet date. Embedded loss estimates for BB&T's commercial loan portfolio are based on estimated migration rates, which are based on historical experience, and current risk mix as indicated by the risk grading or scoring process described above. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes.

BB&T Corporation 78

Retail and Revolving Credit

The majority of the ALLL related to the retail and revolving credit lending portfolios is calculated on a collective basis using delinquency status, which is the primary factor considered in determining whether a loan should be classified as nonperforming. Embedded loss estimates for BB&T's retail and revolving credit lending portfolios are based on estimated migration rates that are developed based on historical experience, and current risk mix as indicated by prevailing delinquency rates. These estimates may be adjusted to reflect current economic conditions and current portfolio trends. The remaining portion of the ALLL related to the retail and revolving credit lending portfolios relates to loans that have been deemed impaired based on their classification as a TDR at the balance sheet date. BB&T establishes specific reserves related to these TDRs using an expected cash flow approach. The ALLL for retail and revolving credit TDRs is based on discounted cash flow analyses that incorporate adjustments to future cash flows that reflect management's best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

PCI

PCI loans were aggregated into loan pools based upon common risk characteristics. The ALLL for each loan pool is based on an analysis that is performed to estimate the expected cash flows. To the extent that the expected cash flows of a loan pool have decreased due to credit deterioration, BB&T establishes an ALLL.

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

Bank-Owned Life Insurance

Life insurance policies on certain directors, officers, and employees, for which BB&T is the owner and beneficiary are stated at the cash surrender value within other assets in the Consolidated Balance Sheets. Changes in cash surrender value and proceeds from insurance benefits are recorded in income from bank-owned life insurance in the Consolidated Statements of Income.

Income Taxes

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes compared to income tax return purposes. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period those changes are enacted, with the cumulative effects included in the current year's income tax provision. Net deferred tax assets are included in other assets, and net deferred tax liabilities are included in accounts payable and other liabilities, in the Consolidated Balance Sheets.

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

79 BB&T Corporation

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

For either fair value hedges or cash flow hedges, changes in the value of the derivative instruments may be recognized as interest income or expense to the extent the change does not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the interim changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or de-designated, the cumulative changes in value are recognized in income over the life of the hedged item (fair value hedge) or in the period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

Derivative instruments not designated as hedges are primarily used to manage economic risk from MSRs and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T's interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income. Gains and losses on other derivatives used to manage economic risk are primarily associated with client derivative activity and are included in other income.

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

Collateral obtained to secure margin loans includes equities, corporate and municipal securities, and repurchase-style transactions generally secured by government and agency securities. The value of collateral for margin loans and repurchase-style transactions is monitored daily with settlement required when changes in value exceed established limits by counterparty. Due to the liquid nature of collateral, the frequency of transactions and collateral monitoring, a reserve for credit loss is established only when a risk of loss is identified.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. BB&T allocates goodwill to the reporting unit(s) that receives significant benefits from the acquisition. Goodwill is tested at least annually for impairment as of October 1st each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of a reporting unit below its carrying value. If, after assessing all relevant events or circumstances, BB&T concludes that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value, then an impairment test is required. BB&T may also elect to bypass the qualitative assessment and proceed directly to the impairment test. BB&T measures impairment using the present value of estimated future cash flows. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

BB&T Corporation 80

MSRs

BB&T has two classes of MSRs for which it separately manages the economic risks: residential and commercial. Both classes of MSRs are recorded on the Consolidated Balance Sheets primarily at fair value with changes in fair value recorded as a component of mortgage banking income on the Consolidated Statements of Income. Various derivative instruments are used to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of MSRs.

Equity-Based Compensation

BB&T maintains various equity-based compensation plans that provide for the granting of stock appreciation rights, restricted stock, RSUs, PSUs and stock options (incentive and nonqualified) to selected employees and directors. BB&T values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility.

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

Revenue Recognition

In addition to lending and related activities, BB&T offers various services to customers that generate revenue. Contract performance typically occurs in one year or less. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of December 31, 2018, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

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

Transaction and service-based revenues

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

Segments

Segment results are presented based on internal management accounting policies that were designed to support BB&T's strategic objectives. The OT&C segment includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure. During the fourth quarter of 2017, BB&T restructured its segments to reflect a change in the way management reviews performance and makes decisions. Prior periods have been revised to reflect the restructuring. Refer to "Note 19. Operating Segments" for additional disclosures.

81 BB&T Corporation

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

The service cost component is included in personnel expense and the other components of net benefit costs are included in other expense in the Consolidated Statements of Income. The prior periods were reclassified to conform to the current presentation. See Note 12. Benefit Plans.

Derivatives and Hedging Jan 1, 2018
Expands the risk management activities that qualify for hedge accounting, and simplifies certain hedge documentation and assessment requirements. Eliminates the concept of separately recording hedge ineffectiveness, and expands disclosure requirements.
BB&T early adopted this guidance using the modified retrospective approach. The impact was not material. New required disclosures have been included in Note 17. Derivative Financial Instruments.
Standards Not Yet Adopted
Leases Jan 1, 2019
Requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet, requires additional disclosures by lessees, and contains targeted changes to accounting by lessors.

BB&T expects to establish ROU assets of approximately $850 million and lease liabilities of approximately $1.0 billion. The net impact to equity is expected to be a reduction of approximately $40 million, with no material impact to its Consolidated Statements of Income. BB&T will adopt on a prospective basis.

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

BB&T expects that the ACL could be materially higher; however, the magnitude of the increase, which is highly dependent on existing and forecasted economic conditions at the time of adoption, has not yet been quantified. Model development and fit-for-purpose testing is substantially complete for most portfolios, and significant progress has been made on testing designed to evaluate the sensitivity of the models to economic forecasts, length of the reasonable and supportable period and reversion to historical loss information. A phased approach to parallel testing is expected, with limited parallel testing in the first and second quarters of 2019, with plans for a more comprehensive parallel testing program in the second half of the year that will include consideration of new or modified internal controls.

BB&T Corporation 82

NOTE 2. Securities

In conjunction with the adoption of new accounting standards, an immaterial amount of HTM securities was transferred to AFS securities and an immaterial amount of equity securities was transferred from AFS securities to other assets in the first quarter of 2018. The following tables summarize AFS and HTM securities:

December 31, 2018 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$3,503	$22	$84	$3,441
GSE	209	—	9	200
Agency MBS	20,927	15	787	20,155
States and political subdivisions	694	25	18	701
Non-agency MBS	321	184	—	505
Other	35	1	—	36
Total AFS securities	$25,689	$247	$898	$25,038
HTM securities:
U.S. Treasury	$1,099	$—	$6	$1,093
GSE	2,199	4	43	2,160
Agency MBS	17,248	27	487	16,788
States and political subdivisions	5	—	—	5
Other	1	—	—	1
Total HTM securities	$20,552	$31	$536	$20,047

December 31, 2017 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,368	$—	$77	$2,291
GSE	187	—	8	179
Agency MBS	20,683	8	590	20,101
States and political subdivisions	1,379	37	24	1,392
Non-agency MBS	384	192	—	576
Other	8	—	—	8
Total AFS securities	$25,009	$237	$699	$24,547
HTM securities:
U.S. Treasury	$1,098	$8	$—	$1,106
GSE	2,198	11	22	2,187
Agency MBS	19,660	33	222	19,471
States and political subdivisions	28	—	—	28
Other	43	2	—	45
Total HTM securities	$23,027	$54	$244	$22,837
Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at December 31, 2018. The FNMA investments had total amortized cost and fair value of $13.3 billion and $12.8 billion, respectively. The FHLMC investments had total amortized cost and fair value of $9.6 billion and $9.3 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans.

	AFS		HTM
December 31, 2018 (Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$425	$424	$1	$1
Due after one year through five years	2,660	2,587	3,290	3,244
Due after five years through ten years	1,038	1,043	627	611
Due after ten years	21,566	20,984	16,634	16,191
Total debt securities	$25,689	$25,038	$20,552	$20,047

83 BB&T Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$111	$—	$2,121	$84	$2,232	$84
GSE	3	—	176	9	179	9
Agency MBS	322	2	18,478	785	18,800	787
States and political subdivisions	100	1	288	17	388	18
Total	$536	$3	$21,063	$895	$21,599	$898
HTM securities:
U.S. Treasury	$698	$3	$395	$3	$1,093	$6
GSE	—	—	1,749	43	1,749	43
Agency MBS	264	3	14,976	484	15,240	487
Total	$962	$6	$17,120	$530	$18,082	$536

	Less than 12 months		12 months or more		Total
December 31, 2017 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$634	$4	$1,655	$73	$2,289	$77
GSE	9	—	170	8	179	8
Agency MBS	5,077	64	13,920	526	18,997	590
States and political subdivisions	201	1	355	23	556	24
Total	$5,921	$69	$16,100	$630	$22,021	$699
HTM securities:
GSE	$1,470	$12	$290	$10	$1,760	$22
Agency MBS	10,880	77	4,631	145	15,511	222
Total	$12,350	$89	$4,921	$155	$17,271	$244

Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

BB&T Corporation 84

NOTE 3. Loans and ACL

The following tables present loans and leases HFI by aging category:

	Accruing
December 31, 2018 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$61,701	$34	$—	$200	$61,935
CRE	20,990	5	—	65	21,060
Lease financing	2,014	1	—	3	2,018
Retail:
Residential mortgage	30,413	456	405	119	31,393
Direct	11,463	61	7	53	11,584
Indirect	16,901	436	6	82	17,425
Revolving credit	3,090	28	14	—	3,132
PCI	413	23	30	—	466
Total	$146,985	$1,044	$462	$522	$149,013

	Accruing
December 31, 2017 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$58,852	$41	$1	$259	$59,153
CRE	21,209	8	1	45	21,263
Lease financing	1,906	4	—	1	1,911
Retail:
Residential mortgage	27,659	472	465	129	28,725
Direct	11,756	65	6	64	11,891
Indirect	16,745	412	6	72	17,235
Revolving credit	2,837	23	12	—	2,872
PCI	567	27	57	—	651
Total	$141,531	$1,052	$548	$570	$143,701

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off rather than reclassifying to nonperforming:

	2018			2017
December 31, (Dollars in millions)	Commercial & Industrial	CRE	Lease Financing	Commercial & Industrial	CRE	Lease Financing
Commercial:
Pass	$60,655	$20,712	$2,012	$57,700	$20,862	$1,881
Special mention	216	61	—	268	48	6
Substandard-performing	864	222	3	926	308	23
Nonperforming	200	65	3	259	45	1
Total	$61,935	$21,060	$2,018	$59,153	$21,263	$1,911

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$31,274	$11,531	$17,343	$28,596	$11,827	$17,163
Nonperforming	119	53	82	129	64	72
Total	$31,393	$11,584	$17,425	$28,725	$11,891	$17,235

85 BB&T Corporation

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2016	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Dec 31, 2016
Commercial:
Commercial and industrial	$488	$(143)	$44	$141	$—	$530
CRE	175	(9)	19	(40)	—	145
Lease financing	5	(6)	2	6	—	7
Retail:
Residential mortgage	217	(40)	3	47	—	227
Direct	105	(53)	26	25	—	103
Indirect	305	(366)	55	333	—	327
Revolving credit	104	(69)	20	51	—	106
PCI	61	(15)	—	(2)	—	44
ALLL	1,460	(701)	169	561	—	1,489
RUFC	90	—	—	11	9	110
ACL	$1,550	$(701)	$169	$572	$9	$1,599

(Dollars in millions)	Balance at Jan 1, 2017	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Dec 31, 2017
Commercial:
Commercial and industrial	$530	$(95)	$36	$51	$—	$522
CRE	145	(10)	16	9	—	160
Lease financing	7	(5)	2	5	—	9
Retail:
Residential mortgage	227	(47)	2	27	—	209
Direct	103	(61)	25	39	—	106
Indirect	327	(402)	60	363	—	348
Revolving credit	106	(76)	19	59	—	108
PCI	44	(1)	—	(15)	—	28
ALLL	1,489	(697)	160	538	—	1,490
RUFC	110	—	—	9	—	119
ACL	$1,599	$(697)	$160	$547	$—	$1,609

(Dollars in millions)	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Dec 31, 2018
Commercial:
Commercial and industrial	$522	$(92)	$39	$77	$—	$546
CRE	160	(13)	8	35	—	190
Lease financing	9	(4)	1	5	—	11
Retail:
Residential mortgage	209	(21)	2	42	—	232
Direct	106	(71)	23	39	—	97
Indirect	348	(391)	62	337	—	356
Revolving credit	108	(84)	19	74	—	117
PCI	28	(2)	—	(17)	—	9
ALLL	1,490	(678)	154	592	—	1,558
RUFC	119	—	—	(26)	—	93
ACL	$1,609	$(678)	$154	$566	$—	$1,651

BB&T Corporation 86

The following table provides a summary of loans that are collectively evaluated for impairment:

	2018		2017
December 31, (Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$61,629	$521	$58,804	$494
CRE	20,960	181	21,173	154
Lease financing	2,015	11	1,910	9
Retail:
Residential mortgage	30,539	164	27,914	143
Direct	11,517	92	11,815	98
Indirect	17,099	299	16,935	296
Revolving credit	3,104	106	2,842	97
PCI	466	9	651	28
Total	$147,329	$1,383	$142,044	$1,319

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2018 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$318	$95	$211	$25	$343	$6
CRE	102	29	71	9	97	2
Lease financing	3	—	3	—	6	—
Retail:
Residential mortgage	904	122	732	68	841	34
Direct	86	26	41	5	72	4
Indirect	335	6	320	57	306	46
Revolving credit	28	—	28	11	29	1
Total	$1,776	$278	$1,406	$175	$1,694	$93

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2017 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$381	$136	$213	$28	$424	$6
CRE	91	26	64	6	109	3
Lease financing	1	—	1	—	3	—
Retail:
Residential mortgage	860	132	679	67	895	37
Direct	99	22	54	8	78	4
Indirect	308	6	294	52	269	41
Revolving credit	30	—	30	10	29	1
Total	$1,770	$322	$1,335	$171	$1,807	$92

87 BB&T Corporation

The following table presents a summary of TDRs, all of which are considered impaired:

December 31, (Dollars in millions)	2018	2017
Performing TDRs:
Commercial:
Commercial and industrial	$65	$50
CRE	10	16
Retail:
Residential mortgage	656	605
Direct	55	62
Indirect	305	281
Revolving credit	28	29
Total performing TDRs	1,119	1,043
Nonperforming TDRs (also included in NPL disclosures)	176	189
Total TDRs	$1,295	$1,232
ALLL attributable to TDRs	$146	$142

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	2018			2017			2016
Year Ended December 31, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$74	$62	$—	$79	$101	$3	$105	$96	$3
CRE	32	3	—	14	10	1	12	16	—
Retail:
Residential mortgage	250	30	16	357	46	25	431	53	28
Direct	8	2	—	10	3	—	14	1	—
Indirect	195	4	22	192	6	21	169	7	21
Revolving credit	18	—	4	19	—	4	17	—	4
Re-modification of previously designated TDRs	120	15	—	176	44	—	79	46	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $76 million, $104 million and $73 million for the years ended December 31, 2018, 2017 and 2016, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

Unearned income, discounts and net deferred loan fees and costs were immaterial for all periods presented. Residential mortgage loans in the process of foreclosure were $253 million at December 31, 2018 and $288 million at December 31, 2017.

BB&T Corporation 88

NOTE 4. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

December 31, (Dollars in millions)	Estimated Useful Life
				2018	2017
Land and land improvements				$567	$583
Buildings and building improvements	40 years			1,804	1,660
Furniture and equipment	3	-	15	1,136	1,146
Leasehold improvements				719	733
Construction in progress				21	52
Capitalized leases on premises and equipment				54	58
Total				4,301	4,232
Accumulated depreciation and amortization				(2,183)	(2,177)
Net premises and equipment				$2,118	$2,055

The following table excludes assets related to the lease financing business:

Year Ended December 31, (Dollars in millions)
	2018	2017	2016
Rent expense applicable to operating leases	$235	$249	$250
Rental income from owned properties and subleases	20	12	8

The following table excludes executory costs:

Year Ended December 31, (Dollars in millions)
	2019	2020	2021	2022	2023	Thereafter
Future minimum lease payments for operating leases	$217	$191	$170	$145	$115	$379

NOTE 5. Goodwill and Other Intangible Assets

On July 2, 2018, BB&T acquired Regions Insurance from Regions Financial Corporation, which resulted in $201 million of goodwill and $175 million of identifiable intangible assets in the IH segment. The intangible assets are being amortized over a weighted average term of 14.5 years based upon the estimated economic benefits received. All of the goodwill and identifiable intangible assets are deductible for tax purposes.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below:

Year Ended December 31, (Dollars in millions)	2018
	CB-Retail	CB-Commercial	FS&CF	IH	Total	2017	2016
Goodwill, beginning balance	$3,724	$3,862	$259	$1,773	$9,618	$9,638	$8,548
Acquisitions	—	—	—	201	201	—	1,073
Adjustments	—	—	(1)	—	(1)	(20)	17
Goodwill, ending balance	$3,724	$3,862	$258	$1,974	$9,818	$9,618	$9,638

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

		2018			2017
December 31, (Dollars in millions)	Wtd. Avg. Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	6.2 years	$605	$(460)	$145	$605	$(409)	$196
Other, primarily customer relationship intangibles	11.8	1,329	(716)	613	1,211	(696)	515
Total		$1,934	$(1,176)	$758	$1,816	$(1,105)	$711

The estimated amortization expense for the next five years is presented as follows:

Year Ended December 31, (Dollars in millions)
	2019	2020	2021	2022	2023
Estimated amortization expense of identifiable intangibles	$121	$104	$90	$78	$56

89 BB&T Corporation

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

December 31, (Dollars in millions)	2018	2017	2016
UPB of residential mortgage loan servicing portfolio	$118,605	$118,424	$121,639
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	87,270	89,124	90,325
Mortgage loans sold with recourse	419	490	578
Maximum recourse exposure from mortgage loans sold with recourse liability	223	251	282
Indemnification, recourse and repurchase reserves	24	37	40

As of / For the Year Ended December 31, (Dollars in millions)	2018	2017	2016
UPB of residential mortgage loans sold from LHFS	$10,094	$12,423	$15,675
Pre-tax gains recognized on mortgage loans sold and held for sale	116	153	139
Servicing fees recognized from mortgage loans serviced for others	256	261	268
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.04	4.00	4.03

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

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Year Ended December 31, (Dollars in millions)	2018	2017	2016
Residential MSRs, carrying value, January 1	$914	$915	880
Additions	116	123	146
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(12)	(42)	13
OAS	57	46	10
Servicing costs	22	9	2
Realization of expected net servicing cash flows, passage of time and other	(140)	(137)	(136)
Residential MSRs, carrying value, December 31	$957	$914	$915
Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$(63)	$—	32

BB&T Corporation 90

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is presented in the following table:

	2018			2017
December 31, (Dollars in millions)	Range		Weighted Average	Range		Weighted Average
	Min	Max		Min	Max
Prepayment speed	9.1%	10.5%	9.9%	7.1%	10.1%	9.1%
Effect on fair value of a 10% increase			$(34)			$(31)
Effect on fair value of a 20% increase			(66)			(60)
OAS	6.6%	8.3%	7.0%	8.4%	8.9%	8.5%
Effect on fair value of a 10% increase			$(24)			$(28)
Effect on fair value of a 20% increase			(47)			(54)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.1%
Adjustable-rate residential mortgage loans			0.8			0.9
Total			100.0%			100.0%
Weighted average life			6.1 years			6.4 years

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

December 31, (Dollars in millions)	2018	2017
UPB of CRE mortgages serviced for others	$27,761	$28,441
CRE mortgages serviced for others covered by recourse provisions	4,699	4,153
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,317	1,218
Recorded reserves related to recourse exposure	6	5
CRE mortgages originated during the year-to-date period	7,072	6,753
Commercial MSRs at fair value	151	142

NOTE 7. Deposits

The composition of deposits is presented in the following table:

December 31, (Dollars in millions)	2018	2017
Noninterest-bearing deposits	$53,025	$53,767
Interest checking	28,130	27,677
Money market and savings	63,467	62,757
Time deposits	16,577	13,170
Total deposits	$161,199	$157,371
Time deposits greater than $250,000	$5,713	$2,622

91 BB&T Corporation

NOTE 8. Long-Term Debt

The following table presents a summary of long-term debt:

	2018							2017
December 31, (Dollars in millions)				Stated Rate		Effective Rate	Carrying Amount	Carrying Amount
	Maturity			Min	Max
BB&T Corporation:
Fixed rate senior notes	2019	to	2025	2.05%	6.85%	3.50%	$10,408	$8,562
Floating rate senior notes	2019		2022	2.76	3.36	3.23	2,398	2,547
Fixed rate subordinated notes	2019		2022	3.95	5.25	2.47	903	933
Branch Bank:
Fixed rate senior notes	2019		2022	1.45	2.85	3.14	4,895	5,653
Floating rate senior notes	2019		2020	2.89	3.07	3.01	1,149	1,149
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.90	2,075	2,119
FHLB advances (1)	2019		2034	—	5.50	2.79	1,749	2,480
Other long-term debt							132	205
Total long-term debt							$23,709	$23,648

(1)	FHLB advances had a weighted average maturity of 4.0 years at December 31, 2018.

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

The following table presents future debt maturities:

Year Ended December 31,						Thereafter
(Dollars in millions)	2019	2020	2021	2022	2023
Future debt maturities	$4,837	$6,008	$4,007	$2,824	$1,004	$5,122

NOTE 9. Shareholders' Equity

Common Stock

The following table presents the activity related to common stock:

Year Ended December 31,	2018	2017	2016
Cash dividends declared per share	$1.560	$1.260	$1.150

Preferred Stock

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2018:

Preferred Stock Issue (Dollars in millions)	Issuance Date	Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate
Series D	5/1/2012	5/1/2017	$575	$559	5.850%
Series E	7/31/2012	8/1/2017	1,150	1,120	5.625
Series F	10/31/2012	11/1/2017	450	437	5.200
Series G	5/1/2013	6/1/2018	500	487	5.200
Series H	3/9/2016	6/1/2021	465	450	5.625
Total			$3,140	$3,053

BB&T Corporation 92

Dividends on the preferred stock, if declared, accrue and are payable quarterly, in arrears. For each issuance, BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of the Company's preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after five years from the date of issuance. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB. The preferred stock is not subject to any sinking fund or other obligations of the Company.

Share Repurchase Plan Activity

During 2018, the Company repurchased $1.2 billion of common stock, which represented 23.2 million shares, through a combination of open market and accelerated share repurchases. During 2017, the Company repurchased $1.6 billion of common stock, which represented 35.5 million shares, through a combination of open market and accelerated share repurchases. During 2016, the Company repurchased $320 million of common stock, which represented 8.4 million shares, through open market purchases. In addition, the Company commenced a $200 million accelerated share repurchase program, which resulted in the retirement of 3.4 million shares during the fourth quarter of 2016 and concluded in January 2017 with approximately 910,000 additional shares being retired. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At December 31, 2018, BB&T had remaining authorization to repurchase up to $1.1 billion of common stock under the Board approved repurchase plan. BB&T has suspended share repurchases as a result of the pending merger of equals with SunTrust.

Equity-Based Compensation Plans

At December 31, 2018, restricted shares, RSUs, PSUs and options were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders.

The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Until vested, certain of these awards are subject to forfeiture under specified circumstances.

The following table provides a summary of the equity-based compensation plans:

December 31, 2018
Shares available for future grants (in thousands)	16,366
Vesting period, minimum	1.0 year
Vesting period, maximum	5.0 years

The fair value of RSUs and PSUs is based on the common stock price on the grant date less the present value of expected dividends that will be foregone during the vesting period. Substantially all awards are granted in February of each year. Grants to non-executive employees primarily consist of RSUs.

A summary of selected data related to equity-based compensation costs follows:

As of / For the Year Ended December 31, (Dollars in millions)	2018	2017	2016
Equity-based compensation expense	$141	$132	$115
Income tax benefit from equity-based compensation expense	34	34	43
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	260	261	159
Grant date fair value of equity-based awards that vested during the year	139	116	98
Unrecognized compensation cost related to equity-based awards	135	132	109
Weighted-average life over which compensation cost is expected to be recognized	2.4 years	2.4 years	2.3 years

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2018	12,948	$33.90
Granted	3,428	49.08
Vested	(4,035)	34.25
Forfeited	(281)	37.19
Nonvested at December 31, 2018	12,060	38.03

93 BB&T Corporation

NOTE 10. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans, and unrealized gains and losses on cash flow hedges and AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(188)	$(1,028)
OCI before reclassifications, net of tax	(91)	(16)	(201)	149	(159)
Amounts reclassified from AOCI:
Before tax	80	11	(39)	34	86
Tax effect	30	4	(15)	12	31
Amounts reclassified, net of tax	50	7	(24)	22	55
Total OCI, net of tax	(41)	(9)	(225)	171	(104)
AOCI balance, December 31, 2016	(764)	(92)	(259)	(17)	(1,132)
OCI before reclassifications, net of tax	(129)	7	(23)	5	(140)
Amounts reclassified from AOCI:
Before tax	72	15	(7)	—	80
Tax effect	27	4	(3)	—	28
Amounts reclassified, net of tax	45	11	(4)	—	52
Total OCI, net of tax	(84)	18	(27)	5	(88)
Reclassification of certain tax effects	(156)	(18)	(70)	(3)	(247)
AOCI balance, December 31, 2017	(1,004)	(92)	(356)	(15)	(1,467)
OCI before reclassifications, net of tax	(217)	52	(159)	(6)	(330)
Amounts reclassified from AOCI:
Before tax	75	12	20	1	108
Tax effect	18	3	5	—	26
Amounts reclassified, net of tax	57	9	15	1	82
Total OCI, net of tax	(160)	61	(144)	(5)	(248)
AOCI balance, December 31, 2018	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Net interest income	Net interest income
BB&T Corporation 94

NOTE 11. Income Taxes

The components of the income tax provision are as follows:

Year Ended December 31, (Dollars in millions)	2018	2017	2016
Current expense:
Federal	$629	$539	$959
State	151	80	97
Total current expense	780	619	1,056
Deferred expense:
Federal	26	253	(14)
State	(3)	39	16
Total deferred expense	23	292	2
Provision for income taxes	$803	$911	$1,058

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

Year Ended December 31, (Dollars in millions)	2018	2017	2016
Federal income taxes at statutory rate	$853	$1,164	$1,225
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	117	77	73
Affordable housing projects proportional amortization	260	236	205
Affordable housing projects tax credits and other tax benefits	(317)	(319)	(279)
Tax-exempt income	(90)	(139)	(151)
Federal tax reform impact	(27)	(43)	—
Excess tax benefits for equity-based compensation	(17)	(52)	—
Other, net	24	(13)	(15)
Provision for income taxes	$803	$911	$1,058
Effective income tax rate	19.8%	27.4%	30.2%
Statutory federal tax rate	21.0%	35.0%	35.0%

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. Amounts reflected in the above table as Federal tax reform impact for 2018 relate to the revaluation of deferred taxes on positions taken in the 2017 tax return filing, while amounts for 2017 relate to the net tax benefit recognized as a result of the revaluation of deferred taxes and investments in affordable housing projects.

95 BB&T Corporation

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities are reflected in the table below:

December 31, (Dollars in millions)	2018	2017
Deferred tax assets:
ALLL	$374	$359
Postretirement plans	360	311
Net unrealized loss on AFS securities	156	112
Equity-based compensation	82	66
Reserves and expense accruals	203	114
Partnerships	77	70
Other	158	160
Total deferred tax assets	1,410	1,192
Deferred tax liabilities:
Prepaid pension plan expense	453	436
MSRs	248	234
Lease financing	376	366
Loan fees and expenses	169	114
Identifiable intangible assets	183	163
Other	82	31
Total deferred tax liabilities	1,511	1,344
Net deferred tax asset (liability)	$(101)	$(152)

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities' examinations of BB&T's tax returns, recent positions taken by the taxing authorities on similar transactions and the overall tax environment in relation to tax-advantaged transactions. The amounts of unrecognized tax benefits and accrued tax-related interest penalties were immaterial at December 31, 2018, 2017 and 2016. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented.

The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2015. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2014.

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

BB&T Corporation 96

Year Ended December 31, (Dollars in millions)	Location	2018	2017	2016
Net periodic pension cost:
Service cost	Personnel expense	$238	$200	$186
Interest cost	Other expense	201	192	181
Estimated return on plan assets	Other expense	(448)	(372)	(326)
Net amortization and other	Other expense	81	75	80
Net periodic benefit cost		72	95	121
Pre-tax amounts recognized in OCI:
Prior service credit (cost)		—	30	—
Net actuarial loss (gain)		289	137	138
Net amortization		(81)	(75)	(80)
Net amount recognized in OCI		208	92	58
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax		$280	$187	$179
Weighted average assumptions used to determine net periodic pension cost:
Discount rate		3.79%	4.43%	4.68%
Expected long-term rate of return on plan assets		7.00%	7.00%	7.00%
Assumed long-term rate of annual compensation increases		4.50%	4.50%	4.50%

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T's Investment Policy Statement. For 2019, the expected rate of return on plan assets is 7.0%.

Activity in the projected benefit obligation is presented in the following table:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2018	2017	2018	2017
Projected benefit obligation, January 1	$4,939	$3,939	$387	$426
Service cost	222	188	16	12
Interest cost	186	173	15	19
Actuarial (gain) loss	(537)	576	(19)	77
Benefits paid	(113)	(102)	(13)	(12)
Plan amendments	—	165	—	(135)
Projected benefit obligation, December 31	$4,697	$4,939	$386	$387
Accumulated benefit obligation, December 31	$4,035	$4,198	$293	$288
Weighted average assumptions used to determine projected benefit obligations:
Weighted average assumed discount rate	4.43%	3.79%	4.43%	3.79%
Assumed rate of annual compensation increases	4.50%	4.50%	4.50%	4.50%

Effective December 31, 2017, the qualified defined benefit plan was amended and a portion of the accrued benefits of participants in the nonqualified plan were shifted to the qualified plan. Affected associates continue to participate in the nonqualified plan for benefits earned in 2017 and later. In conjunction with this shift, a minimum benefit was established under the qualified plan.

97 BB&T Corporation

Activity in plan assets is presented in the following table:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2018	2017	2018	2017
Fair value of plan assets, January 1	$6,309	$5,044	$—	$—
Actual return on plan assets	(397)	888	—	—
Employer contributions	169	479	13	13
Benefits paid	(113)	(102)	(13)	(13)
Fair value of plan assets, December 31	$5,968	$6,309	$—	$—
Funded status, December 31	$1,271	$1,370	$(386)	$(387)

The following are the pre-tax amounts recognized in AOCI:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2018	2017	2018	2017
Prior service credit (cost)	$(140)	$(165)	$115	$134
Net actuarial loss	(1,349)	(1,092)	(156)	(198)
Net amount recognized	$(1,489)	$(1,257)	$(41)	$(64)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2019:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
Net actuarial loss	$(79)	$(17)
Prior service credit (cost)	(25)	$19
Net amount expected to be amortized	$(104)	$2

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. BB&T made discretionary contributions of $549 million during the first quarter of 2019. Management may make additional contributions in 2019. For the nonqualified plans, the employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2019	$126	$16
2020	138	16
2021	151	17
2022	165	18
2023	179	19
2024-2028	1,126	113

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

BB&T Corporation 98

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The fair values of pension plan assets by asset category for the qualified plan are reflected in the table below. Amounts carried using net asset values and accrued income are excluded from the table.

December 31, (Dollars in millions)	Target Allocation		2018			2017
	Min	Max	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents			$21	$21	$—	$67	$67	$—
U.S. equity securities (1)	30%	50%	2,323	1,204	1,119	2,503	1,333	1,170
International equity securities	11	18	797	161	636	1,130	195	935
Fixed income securities	35	53	2,528	11	2,517	2,452	10	2,442
Total			$5,669	$1,397	$4,272	$6,152	$1,605	$4,547

(1)	The plan may hold up to 10% of its assets in BB&T common stock.

International equity securities include a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs. Investments measured at fair value using the net asset value per share or equivalent as a practical expedient are not required to be classified in the fair value hierarchy. The plan held alternative investments valued using net asset values totaling $274 million and $105 million at December 31, 2018 and 2017, respectively.

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute up to 50% of their cash compensation. For full-time employees who are 21 years of age or older with 1 year or more of service, BB&T makes matching contributions of up to 6% of the employee's compensation. BB&T's contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $141 million, $133 million and $129 million for the years ended December 31, 2018, 2017 and 2016, respectively. Certain employees of subsidiaries participate in the 401(k) Savings Plan with different matching formulas.

Other Benefits

There are various other employment contracts, deferred compensation arrangements and non-compete covenants with selected members of management and certain retirees. These plans and their obligations are not material to the financial statements.

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

Commitments to extend, originate or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow BB&T to cancel the commitment due to deterioration in the borrowers' creditworthiness.

The following table summarizes certain commitments and contingencies:

December 31, (Dollars in millions)	2018	2017
Investments in affordable housing projects:
Carrying amount	$2,088	$1,948
Amount of future funding commitments included in carrying amount	919	928
Lending exposure	460	561
Tax credits subject to recapture	523	471
Private equity investments:
Carrying amount	458	471
Amount of future funding commitments not included in carrying amount	331	143

99 BB&T Corporation

BB&T invests in certain affordable housing projects throughout its market area as a means of supporting local communities. BB&T receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. BB&T's maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

BB&T has investments in and future funding commitments to private equity and certain other equity method investments. The majority of these investments are private equity funds that are consolidated into BB&T's financial statements. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. Refer to "Note 16. Fair Value Disclosures" for additional disclosures related to off-balance sheet financial instruments.

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

December 31, (Dollars in millions)	2018	2017
Pledged securities	$13,237	$14,636
Pledged loans	77,847	74,718

BB&T Corporation 100

NOTE 14. Regulatory Requirements and Other Restrictions

Branch Bank is required by the FRB to maintain reserve balances in the form of vault cash or deposits with the FRB based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2018, the net reserve requirement was met with vault cash.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2018 and 2017, BB&T and Branch Bank were classified as "well-capitalized," and management believes that no events or changes have occurred subsequent to year end that would change this designation.

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

	2018				2017
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
December 31, (Dollars in millions)	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized
CET1 capital:
BB&T Corporation	10.2%	$18,405	$8,157	$11,782	10.2%	$18,051	$7,975	$11,519
Branch Bank	11.2	19,571	7,875	11,375	11.3	19,480	7,752	11,197
Tier 1 capital:
BB&T Corporation	11.8	21,456	10,876	14,501	11.9	21,102	10,633	14,177
Branch Bank	11.2	19,571	10,500	14,000	11.3	19,480	10,336	13,781
Total capital:
BB&T Corporation	13.8	24,963	14,501	18,126	13.9	24,653	14,177	17,722
Branch Bank	13.2	23,049	14,000	17,500	13.3	22,915	13,781	17,226
Leverage capital:
BB&T Corporation	9.9	21,456	8,635	10,794	9.9	21,102	8,567	10,708
Branch Bank	9.3	19,571	8,378	10,473	9.4	19,480	8,315	10,394

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2018 and 2017, Branch Bank's capital was above all required levels.

101 BB&T Corporation

NOTE 15. Parent Company Financial Information

Parent Company - Condensed Balance Sheets (Dollars in millions)	December 31,
	2018	2017
Assets:
Cash and due from banks	$130	$13
Interest-bearing deposits with banks	7,029	6,301
Restricted Cash	73	64
AFS securities at fair value	132	133
HTM securities at amortized cost	—	1
Advances to / receivables from subsidiaries:
Banking	2,608	2,454
Nonbank	4,489	3,664
Total advances to / receivables from subsidiaries	7,097	6,118
Investment in subsidiaries:
Banking	28,070	27,846
Nonbank	1,497	1,373
Total investment in subsidiaries	29,567	29,219
Other assets	52	66
Total assets	$44,080	$41,915

Liabilities and Shareholders' Equity:
Short-term borrowings	$2	$7
Long-term debt	13,709	12,042
Accounts payable and other liabilities	191	171
Total liabilities	13,902	12,220
Total shareholders' equity	30,178	29,695
Total liabilities and shareholders' equity	$44,080	$41,915

Parent Company - Condensed Income and Comprehensive Income Statements (Dollars in millions)	Year Ended December 31,
	2018	2017	2016
Income:
Dividends from subsidiaries:
Banking	$2,825	$1,950	$1,350
Nonbank	147	40	6
Total dividends from subsidiaries	2,972	1,990	1,356
Interest and other income from subsidiaries	164	112	73
Other income	7	2	3
Total income	3,143	2,104	1,432
Expenses:
Interest expense	364	227	160
Other expenses	82	83	56
Total expenses	446	310	216
Income before income taxes and equity in undistributed earnings of subsidiaries	2,697	1,794	1,216
Income tax benefit	52	63	38
Income before equity in undistributed earnings of subsidiaries	2,749	1,857	1,254
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	508	558	1,188
Net income	3,257	2,415	2,442
Total OCI	(248)	(88)	(104)
Total comprehensive income	$3,009	$2,327	$2,338

BB&T Corporation 102

Parent Company - Statements of Cash Flows (Dollars in millions)	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$3,257	$2,415	$2,442
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(508)	(558)	(1,188)
Other, net	(28)	—	(14)
Net cash from operating activities	2,721	1,857	1,240
Cash Flows From Investing Activities:
Proceeds from maturities, calls, paydowns and sales of AFS securities	33	29	27
Purchases of AFS securities	(28)	(29)	(31)
Proceeds from maturities, calls and paydowns of HTM securities	—	—	2
Investment in subsidiaries	—	1,100	(85)
Advances to subsidiaries	(4,639)	(6,958)	(7,719)
Proceeds from repayment of advances to subsidiaries	3,665	4,671	6,975
Net cash from acquisitions and divestitures	—	—	(254)
Other, net	(4)	1	—
Net cash from investing activities	(973)	(1,186)	(1,085)
Cash Flows From Financing Activities:
Net change in short-term borrowings	(5)	(39)	(60)
Net change in long-term debt	1,746	1,319	465
Repurchase of common stock	(1,205)	(1,613)	(520)
Net proceeds from preferred stock issued	—	—	450
Cash dividends paid on common and preferred stock	(1,378)	(1,179)	(1,092)
Other, net	(52)	104	225
Net cash from financing activities	(894)	(1,408)	(532)
Net Change in Cash, Cash Equivalents and Restricted Cash	854	(737)	(377)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,378	7,115	7,492
Cash, Cash Equivalents and Restricted Cash at End of Period	$7,232	$6,378	$7,115

The transfer of funds in the form of dividends, loans or advances from bank subsidiaries to the Parent Company is restricted. Federal law requires loans to the Parent Company or its affiliates to be secured and at market terms and generally limits loans to the Parent Company or an individual affiliate to 10% of Branch Bank's unimpaired capital and surplus. In the aggregate, loans to the Parent Company and all affiliates cannot exceed 20% of the bank's unimpaired capital and surplus.

Dividend payments to the Parent Company by Branch Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends from Branch Bank to the Parent Company are limited by rules which compare dividends to net income for regulatory-defined periods. Furthermore, dividends are restricted by regulatory minimum capital constraints.

103 BB&T Corporation

NOTE 16. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2018 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$3,441	$—	$3,441	$—
GSE	200	—	200	—
Agency MBS	20,155	—	20,155	—
States and political subdivisions	701	—	701	—
Non-agency MBS	505	—	114	391
Other	36	—	36	—
Total AFS securities	25,038	—	24,647	391
LHFS	988	—	988	—
MSRs	1,108	—	—	1,108
Other assets:
Trading and equity securities	767	374	390	3
Derivative assets	246	—	234	12
Private equity investments	393	—	—	393
Total assets	$28,540	$374	$26,259	$1,907
Liabilities:
Derivative liabilities	$247	$1	$246	$—
Securities sold short	145	—	145	—
Total liabilities	$392	$1	$391	$—

December 31, 2017 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$2,291	$—	$2,291	$—
GSE	179	—	179	—
Agency MBS	20,101	—	20,101	—
States and political subdivisions	1,392	—	1,392	—
Non-agency MBS	576	—	144	432
Other	8	6	2	—
Total AFS securities	24,547	6	24,109	432
LHFS	1,099	—	1,099	—
MSRs	1,056	—	—	1,056
Other assets:
Trading and equity securities	633	363	270	—
Derivative assets	443	—	437	6
Private equity investments	404	—	—	404
Total assets	$28,182	$369	$25,915	$1,898
Liabilities:
Derivative liabilities	$714	$—	$711	$3
Securities sold short	120	—	120	—
Total liabilities	$834	$—	$831	$3

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

BB&T Corporation 104

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

105 BB&T Corporation

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings	25	63	97	20
Included in unrealized net holding gains (losses) in OCI	(45)	—	—	—
Purchases	—	—	—	106
Issuances	—	146	82	—
Sales	—	—	—	(4)
Settlements	(99)	(160)	(196)	(49)
Adoption of fair value option for commercial MSRs	—	123	—	—
Balance at December 31, 2016	507	1,052	(13)	362
Total realized and unrealized gains (losses):
Included in earnings	36	48	38	58
Included in unrealized net holding gains (losses) in OCI	(40)	—	—	—
Purchases	—	—	—	142
Issuances	—	124	43	—
Sales	—	—	—	(119)
Settlements	(71)	(168)	(65)	(26)
Transfers out of Level 3	—	—	—	(13)
Balance at December 31, 2017	432	1,056	3	404
Total realized and unrealized gains (losses):
Included in earnings	9	71	11	66
Purchases	—	—	—	91
Issuances	—	152	24	—
Sales	—	—	—	(112)
Settlements	(50)	(171)	(26)	(56)
Balance at December 31, 2018	$391	$1,108	$12	$393
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2018	$9	$71	$12	$11
Primary income statement location of realized gains (losses) included in earnings	Interest income	Mortgage banking income	Mortgage banking income	Other income

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At December 31, 2018, the fair value of Re-REMIC non-agency MBS represented a discount of 18.6% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2028, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of December 31, 2018, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 6x to 14x, with a weighted average of 9x, at December 31, 2018.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

December 31, (Dollars in millions)	2018			2017
	Fair Value	UPB	Difference	Fair Value	UPB	Difference
LHFS at fair value	$988	$975	$13	$1,099	$1,084	$15

BB&T Corporation 106

Excluding government guaranteed, LHFS that were nonperforming or 90 days or more past due and still accruing interest were not material at December 31, 2018.

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

	2018		2017
As of / For The Year Ended December 31, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$167	$(35)	$163	$(22)
Foreclosed real estate	35	(240)	32	(255)

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

107 BB&T Corporation

Financial assets and liabilities not recorded at fair value are summarized below:

December 31, (Dollars in millions)		2018		2017
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$20,552	$20,047	$23,027	$22,837
Loans and leases HFI, net of ALLL	Level 3	147,455	145,591	142,211	141,664
Financial liabilities:
Time deposits	Level 2	16,577	16,617	13,170	13,266
Long-term debt	Level 2	23,709	23,723	23,648	23,885

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	2018		2017
December 31, (Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$72,435	$140	$67,860	$259
Residential mortgage loans sold with recourse	419	3	490	5
CRE mortgages serviced for others covered by recourse provisions	4,699	6	4,153	5
Letters of credit	2,389	18	2,466	21

BB&T Corporation 108

NOTE 17. Derivative Financial Instruments

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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

Impact of Derivatives on the Consolidated Balance Sheets

The fair values of derivative instruments are presented on a gross basis in other assets or other liabilities in the Consolidated Balance Sheets. Master netting arrangements allow counterparties to offset certain net derivative assets and liabilities with a defaulting party in determining the net termination amount. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a daily basis to secure the aggregate net exposure. Cash collateral is recorded in restricted cash in the Consolidated Balance Sheets. BB&T utilizes LCH Limited to clear swaps that are required to be cleared under the Dodd-Frank Act. Effective January 16, 2018, certain clearing agent rules were modified to treat variation margin payments as settlements of exposure instead of collateral. At December 31, 2018, settlements are applied against the fair value of the related derivative contracts in the table below. The following table presents the notional amount and estimated fair value of derivative instruments:

109 BB&T Corporation

		2018			2017
December 31, (Dollars in millions)	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,500	$—	$—	$6,500	$—	$(126)
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	12,908	5	(74)	15,538	118	(166)
Options	Long-term debt	4,785	—	(2)	6,087	—	(1)
Pay fixed swaps	Commercial loans	505	2	—	416	5	(1)
Pay fixed swaps	Municipal securities	259	—	—	231	—	(76)
Total		18,457	7	(76)	22,272	123	(244)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		11,577	128	(98)	10,880	141	(61)
Pay fixed swaps		11,523	19	(32)	10,962	59	(155)
Other		1,143	2	(3)	1,658	4	(4)
Forward commitments		2,883	11	(13)	3,549	3	(2)
Foreign exchange contracts		529	5	(2)	470	3	(6)
Total		27,655	165	(148)	27,519	210	(228)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		702	12	—	1,308	7	(3)
When issued securities, forward rate agreements and forward commitments		1,753	2	(20)	3,124	4	(3)
Other		271	2	(1)	182	1	—
Total		2,726	16	(21)	4,614	12	(6)
MSRs:
Interest rate contracts:
Receive fixed swaps		4,328	—	—	4,498	15	(86)
Pay fixed swaps		3,224	—	—	3,418	32	(13)
Options		3,155	48	(2)	4,535	50	(11)
When issued securities, forward rate agreements and forward commitments		1,590	10	—	1,813	1	—
Other		103	—	—	3	—	—
Total		12,400	58	(2)	14,267	98	(110)
Total derivatives not designated as hedges		42,781	239	(171)	46,400	320	(344)
Total derivatives		$67,738	246	(247)	$75,172	443	(714)
Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(47)	47		(297)	297
Cash collateral (received) posted			(53)	82		(20)	344
Net amount			$146	$(118)		$126	$(73)

The following table presents additional information for fair value hedging relationships:

	2018			2017
		Hedge Basis Adjustment			Hedge Basis Adjustment
December 31, (Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$493	$5	$54	$533	$64	$10
Loans and leases	562	—	(3)	511	(5)	—
Long-term debt	15,397	(98)	12	16,917	(49)	140

BB&T Corporation 110

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

Year Ended December 31, (Dollars in millions)	2018	2017	2016
Pre-tax gain (loss) recognized in OCI:
Deposits	$15
Short-term borrowings	(3)
Long-term debt	57
Total	69	$10	$(24)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	(1)
Short-term borrowings	1
Long-term debt	(12)
Total	$(12)	$(15)	$(11)

The following table summarizes the impact on net interest income related to fair value hedges, which consist of interest rate contracts. Prior period amounts and presentation were not conformed to new hedge accounting guidance that was adopted in 2018.

Year Ended December 31, (Dollars in millions)	2018	2017	2016
AFS securities:
Amounts related to interest settlements	$(5)
Recognized on derivatives	12
Recognized on hedged items	(15)
Net income (expense) recognized	(8)	$(16)	$(16)
Loans and leases:
Amounts related to interest settlements	(2)
Recognized on derivatives	(1)
Recognized on hedged items	2
Net income (expense) recognized	(1)	(3)	(2)
Long-term debt:
Amounts related to interest settlements	(30)
Recognized on derivatives	(122)
Recognized on hedged items	165
Net income (expense) recognized	13	148	226
Net income (expense) recognized, total	$4	$129	$208
The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

Year Ended December 31, (Dollars in millions)	Location	2018	2017	2016
Client-related and other risk management:
Interest rate contracts	Other noninterest income	$40	$50	$52
Foreign exchange contracts	Other noninterest income	21	1	11
Mortgage banking:
Interest rate contracts	Mortgage banking income	(5)	(12)	8
MSRs:
Interest rate contracts	Mortgage banking income	(65)	—	31
Total		$(9)	$39	$102

111 BB&T Corporation

The following table presents information about BB&T's cash flow and fair value hedges:

December 31, (Dollars in millions)	2018	2017
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(18)	$(96)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(13)	3
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	4	(25)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$(39)	$129
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	15	49

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

The following table summarizes collateral positions with counterparties:

December 31, (Dollars in millions)	2018	2017
Dealer counterparties:
Cash collateral received from dealer counterparties	$56	$21
Derivatives in a net gain position secured by collateral received	55	22
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	2
Cash collateral posted to dealer counterparties	75	172
Derivatives in a net loss position secured by collateral received	76	171
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	1	—
Central clearing parties:
Cash collateral, including initial margin, posted to central clearing parties	17	177
Derivatives in a net loss position	8	176
Securities pledged to central clearing parties	124	91

BB&T Corporation 112

NOTE 18. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

Year Ended December 31, (Dollars in millions, except per share data, shares in thousands)	2018	2017	2016
Net income available to common shareholders	$3,063	$2,220	$2,259
Weighted average number of common shares	772,963	799,217	804,680
Effect of dilutive outstanding equity-based awards	10,521	11,760	10,236
Weighted average number of diluted common shares	783,484	810,977	814,916
Basic EPS	$3.96	$2.78	$2.81
Diluted EPS	$3.91	$2.74	$2.77
Anti-dilutive awards	22	210	5,609

NOTE 19. Operating Segments

BB&T's business segment structure aligns with how management reviews performance and makes decisions by client, segment and business unit. There are four major reportable business segments: CB-Retail, CB-Commercial, FS&CF and IH. In addition, there is an OT&C segment.

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management along with an organizational focus on referring clients between BUs. The business objective is to provide BB&T's entire suite of products to our clients with the end goal of providing our clients the best financial experience in the marketplace. The segment results are presented based on internal management accounting methodologies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, provisions for credit losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues are reflected in noninterest income in the individual segment results and also allocated to CB-Retail, CB-Commercial and FS&CF. These allocated revenues are reflected as net referral fees in noninterest income and eliminated in OT&C. Additionally, certain client groups of CB-Retail and CB-Commercial have also been identified as clients of other BUs within the business segments. Periodically, existing clients within the CB-Retail segment may be identified and assigned as Wealth Division clients, at which time, these clients' loan and deposit balances are reported in the FS&CF segment. The net interest income and related net FTP associated with these customers' loans and deposits are accounted for in CB-Retail in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For the Wealth Division, NIM and net intersegment interest income have been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the OT&C line item to ensure consolidated totals reflect the Company's total NIM for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change.

BB&T utilizes an FTP system to eliminate the effect of interest rate risk from the segments' net interest income because such risk is centrally managed within the Treasury function. The FTP system credits or charges the segments with the economic value or cost of the funds the segments create or use. The net FTP credit or charge, which includes intercompany interest income and expense, is reflected as net intersegment interest income (expense) in the accompanying tables.

The provision for credit losses is also allocated to the relevant segments based on management's assessment of the segments' credit risks. The allocated provision is designed to achieve a high degree of correlation between the loan loss experience and the GAAP basis provision at the segment level, while at the same time providing management with a measure of operating performance that gives appropriate consideration to the risks inherent in each of the Company's operating segments. Any over or under allocated provision for credit losses is reflected in OT&C to arrive at consolidated results.

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

113 BB&T Corporation

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

CB-Retail also includes Dealer Retail Services which originates loans to consumers on a prime and nonprime basis for the purchase of automobiles. Such loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout the BB&T market area and nationally through Regional Acceptance Corporation. Additionally, CB-Retail originates loans for the purchase of boats and recreational vehicles originated through dealers in BB&T's market area.

CB-Retail includes Sheffield Financial which is a BU that provides specialty finance products to consumers; as well as BB&T Commercial Equipment Capital, which is an operating subsidiary that provides mid-market equipment leasing primarily within BB&T's banking footprint.

CB-Retail is primarily responsible for serving individual client relationships and, therefore, is credited with certain revenue from IH and FS&CF, which is reflected in noninterest income.

Community Banking Commercial

CB-Commercial serves large, medium and small business clients by offering a variety of loan and deposit products and connecting the client with the combined organization's broad array of financial services. CB-Commercial includes commercial real estate lending, commercial and industrial lending, corporate banking, asset based-lending, dealer inventory financing, tax-exempt financing, cash management and treasury services, and commercial deposit products.

CB-Commercial is primarily responsible for serving commercial client relationships and, therefore, is credited with certain revenue from CB-Retail, IH and FS&CF, which is reflected in noninterest income.

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

FS&CF also includes specialty finance offered through two operating subsidiaries and a BU. Operating subsidiaries include Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis, and BB&T Equipment Finance, which provides equipment leasing for large and middle market clients. The BU is Governmental Finance which provides tax-exempt financing to meet the capital project needs of local governments. Branch Bank clients as well as nonbank clients within and outside BB&T's primary geographic market area are served by these subsidiaries and the BU.

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

BB&T Corporation 114

Insurance Holdings

BB&T's insurance agency / brokerage network is the fifth largest in the world. IH provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance.

IH also includes Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance subsidiaries that provide funding to businesses in the United States and Canada.

CB-Retail, CB-Commercial and FS&CF segments receive credit for insurance commissions and referrals to IH with the corresponding charge retained as part of OT&C in the accompanying tables.

Other, Treasury & Corporate

OT&C is the combination of the Other segment that represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure; BB&T's Treasury function, which is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk; the corporate support functions that have not been allocated to the business segments; certain merger-related charges or credits that are incurred as part of the acquisition and conversion of acquired entities; certain charges that are considered to be unusual in nature and not reflective of the normal operations of the segments; and intercompany eliminations including intersegment net referral fees in noninterest income and net intersegment interest income (expense).

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

The following table presents results by segment:

Year Ended December 31, (Dollars in millions)	CB-Retail			CB-Commercial			FS&CF
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net interest income (expense)	$3,451	$3,415	$3,290	$2,000	$1,741	$1,604	$689	$583	$511
Net intersegment interest income (expense)	280	146	113	241	379	404	84	127	142
Segment net interest income	3,731	3,561	3,403	2,241	2,120	2,008	773	710	653
Allocated provision for credit losses	504	502	475	112	68	(41)	1	(15)	128
Segment net interest income after provision	3,227	3,059	2,928	2,129	2,052	2,049	772	725	525
Noninterest income	1,394	1,408	1,358	437	427	397	1,235	1,181	1,148
Noninterest expense	2,654	2,724	2,480	1,036	1,206	1,330	1,259	1,190	1,141
Income (loss) before income taxes	1,967	1,743	1,806	1,530	1,273	1,116	748	716	532
Provision (benefit) for income taxes	483	650	684	342	441	394	155	225	156
Segment net income (loss)	$1,484	$1,093	$1,122	$1,188	$832	$722	$593	$491	$376

Identifiable assets (period end)	$73,793	$71,263	$74,747	$57,044	$56,566	$55,038	$31,740	$29,144	$26,795

	IH			OT&C (1)			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net interest income (expense)	$119	$98	$86	$423	$698	$830	$6,682	$6,535	$6,321
Net intersegment interest income (expense)	(32)	(21)	(19)	(573)	(631)	(640)	—	—	—
Segment net interest income	87	77	67	(150)	67	190	6,682	6,535	6,321
Allocated provision for credit losses	2	4	3	(53)	(12)	7	566	547	572
Segment net interest income after provision	85	73	64	(97)	79	183	6,116	5,988	5,749
Noninterest income	1,871	1,777	1,731	(61)	(11)	(162)	4,876	4,782	4,472
Noninterest expense	1,614	1,590	1,524	369	734	246	6,932	7,444	6,721
Income (loss) before income taxes	342	260	271	(527)	(666)	(225)	4,060	3,326	3,500
Provision (benefit) for income taxes	87	99	105	(264)	(504)	(281)	803	911	1,058
Segment net income (loss)	$255	$161	$166	$(263)	$(162)	$56	$3,257	$2,415	$2,442

Identifiable assets (period end)	$6,622	$6,024	$5,943	$56,498	$58,645	$56,753	$225,697	$221,642	$219,276

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

115 BB&T Corporation

NOTE 20. Subsequent Events

On February 7, 2019, BB&T and SunTrust announced that both companies' Boards of Directors unanimously approved an agreement to combine in an all-stock merger of equals. Upon closing, each SunTrust share, par value of $1 per share will be exchanged for 1.295 BB&T shares, par value of $5 per share. The merger is expected to close late in the third or fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company. The merger is subject to a mutual break-up fee of approximately $1.1 billion, payable in customary circumstances.

BB&T Corporation 116

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Location
2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.
Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.
2.2	Termination agreement among Federal Deposit Insurance Corporation, receiver of Colonial Bank, Federal Deposit Insurance Corporation and Branch Banking & Trust Company dated as of September 14, 2016.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed September 15, 2016.
2.3	Agreement and Plan of Merger, dated as of November 11, 2014, by and between BB&T Corporation and Susquehanna Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed November 17, 2014.
2.4	Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 20, 2015.
2.5**	Agreement and Plan of Merger, dated as of February 7, 2019, by and between SunTrust Banks, Inc. and BB&T Corporation.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 13, 2019.
3(i)	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.
3(ii)	Articles of Amendment of the Registrant, dated as of March 4, 2016	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed March 9, 2016.
3(iii)	Bylaws of the Registrant, as amended and restated January 29, 2019.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed January 29, 2019.
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
Incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q, filed August 14, 1996
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
10.1*	BB&T Corporation Amended and Restated Non-Employee Directors' Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.

117 BB&T Corporation

Exhibit No.	Description	Location
10.3*	BB&T Corporation 2012 Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.4*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 27, 2015.
10.5*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.
10.6*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.7*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.9*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.10*	BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.11*	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.12*	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.13*	BB&T Non-Qualified Defined Contribution Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 25, 2016.
10.14*	BB&T Corporation Non-Qualified Deferred Compensation Trust (Amended and Restated Effective January 1, 2012).	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 25, 2016.
10.15*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.16*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.17*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.18*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.

BB&T Corporation 118

Exhibit No.	Description	Location
10.19*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.20*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2014 – 2016 performance period).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.21*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2018).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2018.
10.22*	Modification of 2016-2018 Long-Term Incentive Performance Award - Summary.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 27, 2016.
10.23*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2018).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2018.
10.24*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of December 19, 2012.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 19, 2012.
10.25*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.
10.26*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.27*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.
10.28*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.
10.29*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.30*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.31*	2014 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Robert J. Johnson, Jr.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.32*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and W. Bennett Bradley.	Incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K, filed February 25, 2016.
10.33*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and David H. Weaver.	Incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed February 25, 2016.
10.34*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Jimmy D. Godwin.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 24, 2016.

119 BB&T Corporation

Exhibit No.	Description	Location
10.35*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.36*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.37*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of February 7, 2019.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 13, 2019.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
21†	Subsidiaries of the Registrant.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.
**    Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

BB&T Corporation 120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 26, 2019:

BB&T Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Kelly S. King	Chairman and Chief Executive Officer	February 26, 2019
Kelly S. King

/s/ Daryl N. Bible	Senior Executive Vice President and Chief Financial Officer	February 26, 2019
Daryl N. Bible	(Principal Financial Officer)

/s/ Cynthia B. Powell	Executive Vice President and Corporate Controller	February 26, 2019
Cynthia B. Powell	(Principal Accounting Officer)

/s/ Jennifer S. Banner	Director	February 26, 2019
Jennifer S. Banner

/s/ K. David Boyer, Jr.	Director	February 26, 2019
K. David Boyer, Jr.

/s/ Anna R. Cablik	Director	February 26, 2019
Anna R. Cablik

/s/ Patrick C. Graney III	Director	February 26, 2019
Patrick C. Graney III

/s/ I. Patricia Henry	Director	February 26, 2019
I. Patricia Henry

/s/ Dr. Louis B. Lynn	Director	February 26, 2019
Dr. Louis B. Lynn

/s/ Easter A. Maynard	Director	February 26, 2019
Easter A. Maynard

/s/ Charles A. Patton	Director	February 26, 2019
Charles A. Patton

/s/ Nido R. Qubein	Director	February 26, 2019
Nido R. Qubein

Director
William J. Reuter

/s/ Tollie W. Rich, Jr.	Director	February 26, 2019
Tollie W. Rich, Jr.

/s/ Christine Sears	Director	February 26, 2019
Christine Sears

/s/ Thomas E. Skains	Director	February 26, 2019
Thomas E. Skains

/s/ Thomas N. Thompson	Director	February 26, 2019
Thomas N. Thompson

121 BB&T Corporation