Form 10-Q
period 2019-03-31
BB&T CORP
filed 2019-04-30
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2019
Commission File Number: 1-10853
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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
At March 31, 2019, 765,919,922 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2018 Repurchase Plan	Plan for the repurchase of up to $1.7 billion of BB&T's common stock for the one-year period ended June 30, 2019
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CCRC	Culture and Conduct Risk Committee
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity Tier 1
CMO	Collateralized mortgage obligation
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRE	Commercial real estate
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
MSR	Mortgage servicing right

BB&T Corporation 1

Term	Definition
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
PCI	Purchased credit impaired loans
Peer Group	Financial holding companies included in the industry peer group index
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
Regions Insurance	Regions Insurance Group, acquired by BB&T effective July 2, 2018
ROU Assets	Right-of-use assets
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
SunTrust	SunTrust Banks, Inc.
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

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

●
changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of LIBOR as an interest rate benchmark, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans and deposits as well as the value of other financial assets and liabilities;

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
●
cyber security risks could adversely affect BB&T's business and financial performance or reputation, and BB&T could be liable for financial losses incurred by third parties due to breaches of data shared between financial institutions;

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

These and other risk factors are more fully described in this report and in BB&T's Annual Report on Form 10-K for the year ended December 31, 2018 under the sections entitled "Item 1A. Risk Factors" and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Readers should, however, consult any further disclosures of a forward-looking nature BB&T may make in any subsequent Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, or Current Reports on Form 8‑K.

BB&T Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$1,873	$2,753
Interest-bearing deposits with banks	751	984
Cash equivalents	252	143
Restricted cash	96	107
AFS securities at fair value	26,315	25,038
HTM securities (fair value of $19,886 and $20,047 at March 31, 2019 and December 31, 2018, respectively)	20,095	20,552
LHFS at fair value	834	988
Loans and leases	149,057	149,013
ALLL	(1,561)	(1,558)
Loans and leases, net of ALLL	147,496	147,455
Premises and equipment	2,078	2,118
Goodwill	9,818	9,818
CDI and other intangible assets	726	758
MSRs at fair value	1,036	1,108
Other assets	16,313	13,875
Total assets	$227,683	$225,697
Liabilities
Deposits	$159,766	$161,199
Short-term borrowings	6,305	5,178
Long-term debt	24,729	23,709
Accounts payable and other liabilities	6,000	5,433
Total liabilities	196,800	195,519
Commitments and contingencies (Note 14)
Shareholders' Equity
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,830	3,817
Additional paid-in capital	6,843	6,849
Retained earnings	18,518	18,118
AOCI, net of deferred income taxes	(1,421)	(1,715)
Noncontrolling interests	60	56
Total shareholders' equity	30,883	30,178
Total liabilities and shareholders' equity	$227,683	$225,697
Common shares outstanding	765,920	763,326
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

4 BB&T Corporation

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited Three Months Ended March 31, (Dollars in millions)	2019	2018
Interest Income
Interest and fees on loans and leases	$1,839	$1,605
Interest and dividends on securities	302	291
Interest on other earning assets	32	25
Total interest income	2,173	1,921
Interest Expense
Interest on deposits	253	118
Interest on short-term borrowings	32	20
Interest on long-term debt	192	150
Total interest expense	477	288
Net Interest Income	1,696	1,633
Provision for credit losses	155	150
Net Interest Income After Provision for Credit Losses	1,541	1,483
Noninterest Income
Insurance income	510	436
Service charges on deposits	171	165
Investment banking and brokerage fees and commissions	111	113
Mortgage banking income	63	99
Trust and investment advisory revenues	68	72
Bankcard fees and merchant discounts	70	69
Checkcard fees	55	52
Operating lease income	35	37
Income from bank-owned life insurance	28	31
Other income	91	106
Securities gains (losses), net
Gross realized gains	22	—
Gross realized losses	(22)	—
Total securities gains (losses), net	—	—
Total noninterest income	1,202	1,180
Noninterest Expense
Personnel expense	1,087	1,039
Occupancy and equipment expense	187	194
Software expense	72	65
Outside IT services	30	32
Regulatory charges	18	40
Amortization of intangibles	32	33
Loan-related expense	25	29
Professional services	31	30
Merger-related and restructuring charges, net	80	28
Other expense	206	196
Total noninterest expense	1,768	1,686
Earnings
Income before income taxes	975	977
Provision for income taxes	177	186
Net income	798	791
Noncontrolling interests	6	3
Dividends on preferred stock	43	43
Net income available to common shareholders	$749	$745
Basic EPS	$0.98	$0.96
Diluted EPS	0.97	0.94
Basic weighted average shares outstanding	764,135	779,617
Diluted weighted average shares outstanding	774,071	791,005

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited Three Months Ended March 31, (Dollars in millions)	2019	2018
Net income	$798	$791
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	17	14
Change in unrealized net gains (losses) on cash flow hedges	(34)	78
Change in unrealized net gains (losses) on AFS securities	309	(268)
Other, net	2	(2)
Total OCI	294	(178)
Total comprehensive income	$1,092	$613
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$6	$4
Change in unrealized net gains (losses) on cash flow hedges	(11)	26
Change in unrealized net gains (losses) on AFS securities	95	(84)
Other, net	—	1

The accompanying notes are an integral part of these consolidated financial statements.

6 BB&T Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2018	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Add (Deduct):
Net income	—	—	—	—	788	—	3	791
OCI	—	—	—	—	—	(178)	—	(178)
Issued in connection with equity awards, net	3,599	—	18	(31)	—	—	—	(13)
Repurchase of common stock	(5,853)	—	(29)	(291)	—	—	—	(320)
Cash dividends declared on common stock	—	—	—	—	(292)	—	—	(292)
Cash dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Equity-based compensation expense	—	—	—	31	—	—	—	31
Other, net	—	—	—	(9)	—	—	—	(9)
Balance, March 31, 2018	779,752	$3,053	$3,899	$7,593	$16,712	$(1,645)	$50	$29,662
Balance, January 1, 2019	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Add (Deduct):
Net income	—	—	—	—	792	—	6	798
OCI	—	—	—	—	—	294	—	294
Issued in connection with equity awards, net	2,594	—	13	(41)	—	—	—	(28)
Cash dividends declared on common stock	—	—	—	—	(309)	—	—	(309)
Cash dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Equity-based compensation expense	—	—	—	32	—	—	—	32
Other, net	—	—	—	3	(40)	—	(2)	(39)
Balance, March 31, 2019	765,920	$3,053	$3,830	$6,843	$18,518	$(1,421)	$60	$30,883

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited Three Months Ended March 31, (Dollars in millions)	2019	2018
Cash Flows From Operating Activities:
Net income	$798	$791
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	155	150
Depreciation	105	105
Amortization of intangibles	32	33
Equity-based compensation expense	32	31
Net change in operating assets and liabilities:
LHFS	77	(90)
Trading and equity securities	(1,131)	10
Other assets, accounts payable and other liabilities	(1,006)	(583)
Other, net	193	(139)
Net cash from operating activities	(745)	308
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,797	95
Proceeds from maturities, calls and paydowns of AFS securities	861	959
Purchases of AFS securities	(3,525)	(1,863)
Proceeds from maturities, calls and paydowns of HTM securities	450	626
Purchases of HTM securities	—	(39)
Originations and purchases of loans and leases, net of principal collected	(193)	385
Other, net	133	40
Net cash from investing activities	(477)	203
Cash Flows From Financing Activities:
Net change in deposits	(1,432)	830
Net change in short-term borrowings	1,127	(617)
Proceeds from issuance of long-term debt	2,015	7
Repayment of long-term debt	(1,103)	(41)
Repurchase of common stock	—	(320)
Cash dividends paid on common stock	(309)	(292)
Cash dividends paid on preferred stock	(43)	(43)
Other, net	(48)	(7)
Net cash from financing activities	207	(483)
Net Change in Cash, Cash Equivalents and Restricted Cash	(1,015)	28
Cash, Cash Equivalents and Restricted Cash, January 1	3,987	3,083
Cash, Cash Equivalents and Restricted Cash, March 31	$2,972	$3,111
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$419	$256
Income taxes	62	15

The accompanying notes are an integral part of these consolidated financial statements.

8 BB&T Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 should be referred to in connection with these unaudited interim consolidated financial statements.

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

Leases - Lessee

BB&T has operating and finance leases for data centers, corporate offices, branches, retail centers, and certain equipment. BB&T determines if an arrangement is a lease at inception. Operating leases with an original lease term in excess of one year are included in other assets and accounts payable and other liabilities in the Consolidated Balance Sheets. Finance leases are included in premises and equipment and long-term debt in the Consolidated Balance Sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. BB&T uses an implicit interest rate in determining the present value of lease payments when readily determinable, and a collateralized incremental borrowing rate when an implicit rate is not available. Lease terms consider options to extend or terminate based on the determination of whether such renewal or termination options are deemed reasonably certain. Rent expense and rental income on operating leases is generally recorded using the straight-line method over the appropriate lease terms.

Lease agreements that contain non-lease components are generally accounted for as a single lease component. Variable costs, such as maintenance expenses, property and sales taxes, association dues and index based rate increases, are expensed as they are incurred.

Leases - Lessor

BB&T's commercial lease portfolio consists of dealer-based financing of equipment for small businesses and commercial equipment leasing. The fair market value of the leased asset is generally equal to the original capitalized cost. Assets under operating leases are included in other assets in the Consolidated Balance Sheets. Depreciation expense for assets under operating leases is generally recorded using the straight-line method over the appropriate lease terms in other expense in the Consolidated Statements of Income.

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

BB&T established ROU assets of $860 million and lease liabilities of $997 million. The net impact to equity was a reduction of $40 million. There was no material impact to its Consolidated Statements of Income. BB&T adopted the guidance on a prospective basis and did not reassess whether any expired or existing contract contains a lease, the classification of leases or the initial direct costs.

Standards Not Yet Adopted
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

BB&T expects that the ACL could be materially higher; however, the magnitude of the increase, which is highly dependent on existing and forecasted economic conditions at the time of adoption, has not yet been quantified. Model development and fit-for-purpose testing is substantially complete for most portfolios, and significant progress has been made on testing designed to evaluate the sensitivity of the models to economic forecasts, length of the reasonable and supportable period and reversion to historical loss information. BB&T expects to continue limited parallel testing in the second quarter of 2019, with plans for a more comprehensive parallel testing program in the second half of the year that will include consideration of new or modified internal controls.

10 BB&T Corporation

NOTE 2. Business Combinations

On February 7, 2019, BB&T and SunTrust announced that both companies' Boards of Directors unanimously approved an agreement to combine in an all-stock merger of equals. Upon closing, each SunTrust share will be exchanged for 1.295 shares of BB&T stock. The merger is expected to close late in the third or fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company. The merger is subject to a break-up fee of approximately $1.1 billion, payable in customary circumstances.

NOTE 3. Securities

The following tables summarize AFS and HTM securities:

March 31, 2019 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$1,920	$1	$43	$1,878
GSE	238	1	6	233
Agency MBS	23,450	65	468	23,047
States and political subdivisions	607	31	12	626
Non-agency MBS	313	184	—	497
Other	34	—	—	34
Total AFS securities	$26,562	$282	$529	$26,315
HTM securities:
U.S. Treasury	$1,099	$—	$2	$1,097
GSE	2,199	6	15	2,190
Agency MBS	16,792	25	223	16,594
States and political subdivisions	4	—	—	4
Other	1	—	—	1
Total HTM securities	$20,095	$31	$240	$19,886

December 31, 2018 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$3,503	$22	$84	$3,441
GSE	209	—	9	200
Agency MBS	20,927	15	787	20,155
States and political subdivisions	694	25	18	701
Non-agency MBS	321	184	—	505
Other	35	1	—	36
Total AFS securities	$25,689	$247	$898	$25,038
HTM securities:
U.S. Treasury	$1,099	$—	$6	$1,093
GSE	2,199	4	43	2,160
Agency MBS	17,248	27	487	16,788
States and political subdivisions	5	—	—	5
Other	1	—	—	1
Total HTM securities	$20,552	$31	$536	$20,047

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at March 31, 2019. The FNMA investments had total amortized cost and fair value of $14.2 billion and $13.9 billion, respectively. The FHLMC investments had total amortized cost and fair value of $10.3 billion and $10.2 billion, respectively.

BB&T Corporation 11

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans.

	AFS		HTM
March 31, 2019 (Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$285	$285	$1	$1
Due after one year through five years	1,674	1,631	3,300	3,289
Due after five years through ten years	502	503	597	591
Due after ten years	24,101	23,896	16,197	16,005
Total debt securities	$26,562	$26,315	$20,095	$19,886

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2019 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$49	$—	$1,442	$43	$1,491	$43
GSE	12	—	179	6	191	6
Agency MBS	1,165	2	16,679	466	17,844	468
States and political subdivisions	44	—	241	12	285	12
Total	$1,270	$2	$18,541	$527	$19,811	$529
HTM securities:
U.S. Treasury	$400	$—	$496	$2	$896	$2
GSE	—	—	1,768	15	1,768	15
Agency MBS	1,121	5	13,748	218	14,869	223
Total	$1,521	$5	$16,012	$235	$17,533	$240

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$111	$—	$2,121	$84	$2,232	$84
GSE	3	—	176	9	179	9
Agency MBS	322	2	18,478	785	18,800	787
States and political subdivisions	100	1	288	17	388	18
Total	$536	$3	$21,063	$895	$21,599	$898
HTM securities:
U.S. Treasury	$698	$3	$395	$3	$1,093	$6
GSE	—	—	1,749	43	1,749	43
Agency MBS	264	3	14,976	484	15,240	487
Total	$962	$6	$17,120	$530	$18,082	$536

Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

12 BB&T Corporation

NOTE 4. Loans and ACL

The following tables present loans and leases HFI by aging category:

	Accruing
March 31, 2019 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$61,746	$36	$—	$196	$61,978
CRE	20,751	3	—	75	20,829
Lease financing	2,094	3	—	1	2,098
Retail:
Residential mortgage	30,596	478	377	121	31,572
Direct	11,337	67	7	53	11,464
Indirect	17,122	316	5	80	17,523
Revolving credit	3,111	27	14	—	3,152
PCI	395	18	28	—	441
Total	$147,152	$948	$431	$526	$149,057

	Accruing
December 31, 2018 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$61,701	$34	$—	$200	$61,935
CRE	20,990	5	—	65	21,060
Lease financing	2,014	1	—	3	2,018
Retail:
Residential mortgage	30,413	456	405	119	31,393
Direct	11,463	61	7	53	11,584
Indirect	16,901	436	6	82	17,425
Revolving credit	3,090	28	14	—	3,132
PCI	413	23	30	—	466
Total	$146,985	$1,044	$462	$522	$149,013

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off rather than reclassifying to nonperforming:

	March 31, 2019			December 31, 2018
(Dollars in millions)	Commercial & Industrial	CRE	Lease Financing	Commercial & Industrial	CRE	Lease Financing
Commercial:
Pass	$60,514	$20,460	$2,082	$60,655	$20,712	$2,012
Special mention	395	71	3	216	61	—
Substandard-performing	873	223	12	864	222	3
Nonperforming	196	75	1	200	65	3
Total	$61,978	$20,829	$2,098	$61,935	$21,060	$2,018

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$31,451	$11,411	$17,443	$31,274	$11,531	$17,343
Nonperforming	121	53	80	119	53	82
Total	$31,572	$11,464	$17,523	$31,393	$11,584	$17,425

BB&T Corporation 13

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Mar 31, 2018
Commercial:
Commercial and industrial	$522	$(23)	$8	$15	$522
CRE	160	(6)	2	19	175
Lease financing	9	(1)	—	2	10
Retail:
Residential mortgage	209	(4)	—	11	216
Direct	106	(19)	6	6	99
Indirect	348	(107)	15	91	347
Revolving credit	108	(21)	5	12	104
PCI	28	—	—	(3)	25
ALLL	1,490	(181)	36	153	1,498
RUFC	119	—	—	(3)	116
ACL	$1,609	$(181)	$36	$150	$1,614

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Mar 31, 2019
Commercial:
Commercial and industrial	$546	$(17)	$6	$13	$548
CRE	190	(8)	1	13	196
Lease financing	11	(1)	—	1	11
Retail:
Residential mortgage	232	(5)	1	(3)	225
Direct	97	(18)	6	11	96
Indirect	356	(109)	17	94	358
Revolving credit	117	(26)	6	22	119
PCI	9	—	—	(1)	8
ALLL	1,558	(184)	37	150	1,561
RUFC	93	—	—	5	98
ACL	$1,651	$(184)	$37	$155	$1,659

The following table provides a summary of loans that are collectively evaluated for impairment:

	March 31, 2019		December 31, 2018
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$61,683	$522	$61,629	$521
CRE	20,721	175	20,960	181
Lease financing	2,097	11	2,015	11
Retail:
Residential mortgage	30,697	159	30,539	164
Direct	11,398	91	11,517	92
Indirect	17,194	299	17,099	299
Revolving credit	3,123	108	3,104	106
PCI	441	8	466	9
Total	$147,354	$1,373	$147,329	$1,383
14 BB&T Corporation

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Three Months Ended March 31, 2019 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$308	$90	$205	$26	$308	$1
CRE	113	18	90	21	112	—
Lease financing	2	—	1	—	2	—
Retail:
Residential mortgage	927	126	749	66	869	8
Direct	84	26	40	5	66	1
Indirect	339	5	324	59	328	12
Revolving credit	29	—	29	11	29	—
Total	$1,802	$265	$1,438	$188	$1,714	$22

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2018 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$318	$95	$211	$25	$343	$6
CRE	102	29	71	9	97	2
Lease financing	3	—	3	—	6	—
Retail:
Residential mortgage	904	122	732	68	841	34
Direct	86	26	41	5	72	4
Indirect	335	6	320	57	306	46
Revolving credit	28	—	28	11	29	1
Total	$1,776	$278	$1,406	$175	$1,694	$93

The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
Performing TDRs:
Commercial:
Commercial and industrial	$63	$65
CRE	9	10
Retail:
Residential mortgage	669	656
Direct	54	55
Indirect	306	305
Revolving credit	29	28
Total performing TDRs	1,130	1,119
Nonperforming TDRs (also included in NPL disclosures)	178	176
Total TDRs	$1,308	$1,295
ALLL attributable to TDRs	$146	$146

BB&T Corporation 15

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	2019			2018
Three Months Ended March 31, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$26	$3	$1	$10	$10	$—
CRE	1	—	—	19	1	—
Retail:
Residential mortgage	73	8	4	82	10	5
Direct	3	1	—	2	—	—
Indirect	48	1	6	42	1	5
Revolving credit	6	—	1	5	—	1
Re-modification of previously designated TDRs	23	5	—	21	5	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $18 million and $23 million for the three months ended March 31, 2019 and 2018, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

Unearned income, discounts and net deferred loan fees and costs were immaterial for all periods presented. Residential mortgage loans in the process of foreclosure were $258 million at March 31, 2019 and $253 million at December 31, 2018.

NOTE 5. Other Assets and Liabilities

Lessee Operating and Finance Leases

Operating leases costs were $49 million and finance lease costs were immaterial for the three months ended March 31, 2019.

The following table presents additional information on operating and finance leases:

March 31, 2019 (Dollars in millions)	Operating Leases	Finance Leases
ROU assets	$822	$19

Maturities of lease liabilities:
2019	$138	$6
2020	188	7
2021	164	6
2022	139	5
2023	109	3
2024	85	2
Thereafter	264	3
Total lease payments	1,087	32
Less: imputed interest	128	5
Total lease liabilities	$959	$27

Weighted average remaining term	7.5 years	5.1 years
Weighted average discount rate	3.1%	7.0%

16 BB&T Corporation

Lessor Operating Leases

The following tables present a summary of assets under operating leases and activity related to assets under operating leases. These tables exclude subleases on assets included in premises and equipment.

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
Assets held under operating leases	$1,365	$1,378
Accumulated depreciation	(389)	(374)
Net	$976	$1,004

Three Months Ended March 31, (Dollars in millions)	2019	2018
Depreciation expense for assets under operating leases	$29	$30

The residual value of assets no longer under operating leases was immaterial.

NOTE 6. Goodwill and Other Intangible Assets

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	March 31, 2019			December 31, 2018
March 31, (Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$605	$(471)	$134	$605	$(460)	$145
Other, primarily customer relationship intangibles	1,318	(726)	592	1,329	(716)	613
Total	$1,923	$(1,197)	$726	$1,934	$(1,176)	$758

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
UPB of residential mortgage loan servicing portfolio	$117,980	$118,605
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	86,119	87,270
Mortgage loans sold with recourse	404	419
Maximum recourse exposure from mortgage loans sold with recourse liability	217	223
Indemnification, recourse and repurchase reserves	22	24

As of / For the Three Months Ended March 31, (Dollars in millions)	2019	2018
UPB of residential mortgage loans sold from LHFS	$1,300	$2,553
Pre-tax gains recognized on mortgage loans sold and held for sale	17	39
Servicing fees recognized from mortgage loans serviced for others	61	65
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.06	4.00

BB&T Corporation 17

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Three Months Ended March 31, (Dollars in millions)	2019	2018
Residential MSRs, carrying value, January 1	$957	$914
Additions	15	28
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(55)	61
OAS	4	2
Servicing costs	—	—
Realization of expected net servicing cash flows, passage of time and other	(33)	(32)
Residential MSRs, carrying value, March 31	$888	$973
Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$52	$(63)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is presented in the following table:

	March 31, 2019			December 31, 2018
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	9.7%	12.0%	11.2%	9.1%	10.5%	9.9%
Effect on fair value of a 10% increase			$(36)			$(34)
Effect on fair value of a 20% increase			(70)			(66)
OAS	6.5%	8.2%	6.8%	6.6%	8.3%	7.0%
Effect on fair value of a 10% increase			$(22)			$(24)
Effect on fair value of a 20% increase			(42)			(47)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.2%
Adjustable-rate residential mortgage loans			0.8			0.8
Total			100.0%			100.0%
Weighted average life			5.6 years			6.1 years

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
UPB of CRE mortgages serviced for others	$27,749	$27,761
CRE mortgages serviced for others covered by recourse provisions	4,685	4,699
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,312	1,317
Recorded reserves related to recourse exposure	6	6
CRE mortgages originated during the year-to-date period	1,261	7,072
Commercial MSRs at fair value	148	151

18 BB&T Corporation

NOTE 8. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
Noninterest-bearing deposits	$53,021	$53,025
Interest checking	28,028	28,130
Money market and savings	63,739	63,467
Time deposits	14,978	16,577
Total deposits	$159,766	$161,199
Time deposits greater than $250,000	$3,880	$5,713

NOTE 9. Long-Term Debt

The following table presents a summary of long-term debt:

	Mar 31, 2019							Dec 31, 2018
				Stated Rate		Effective Rate	Carrying Amount	Carrying Amount
(Dollars in millions)	Maturity			Min	Max
BB&T Corporation:
Fixed rate senior notes	2019	to	2025	2.05%	6.85%	3.28%	$11,147	$10,408
Floating rate senior notes	2020		2022	2.95	3.50	3.26	1,948	2,398
Fixed rate subordinated notes	2019		2029	3.88	5.25	2.90	1,562	903
Branch Bank:
Fixed rate senior notes	2019		2022	1.45	2.85	3.02	4,918	4,895
Floating rate senior notes	2019		2020	2.85	3.27	3.22	1,149	1,149
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.61	2,114	2,075
FHLB advances (1)	2019		2034	—	5.50	2.98	1,746	1,749
Other long-term debt							145	132
Total long-term debt							$24,729	$23,709

(1)	FHLB advances had a weighted average maturity of 3.8 years at March 31, 2019.

The effective rates above reflect the impact of fair value hedges and debt issuance costs. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

NOTE 10. Shareholders' Equity

Dividends

The following table presents the dividends declared related to common stock. For information related to preferred stock dividends, see Note 10. Shareholders' Equity of the Annual Report on Form 10-K for the year ended December 31, 2018.

Three Months Ended March 31,	2019	2018
Cash dividends declared per share	$0.405	$0.375

Equity-Based Compensation Plans

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2019	12,060	$38.03
Granted	3,914	44.39
Vested	(3,181)	35.02
Forfeited	(50)	39.73
Nonvested at March 31, 2019	12,743	40.72

BB&T Corporation 19

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans, and unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2018	$(1,004)	$(92)	$(356)	$(15)	$(1,467)
OCI before reclassifications, net of tax	—	70	(282)	(2)	(214)
Amounts reclassified from AOCI:
Before tax	18	11	19	—	48
Tax effect	4	3	5	—	12
Amounts reclassified, net of tax	14	8	14	—	36
Total OCI, net of tax	14	78	(268)	(2)	(178)
AOCI balance, March 31, 2018	$(990)	$(14)	$(624)	$(17)	$(1,645)
AOCI balance, January 1, 2019	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
OCI before reclassifications, net of tax	—	(30)	314	2	286
Amounts reclassified from AOCI:
Before tax	23	(5)	(6)	—	12
Tax effect	6	(1)	(1)	—	4
Amounts reclassified, net of tax	17	(4)	(5)	—	8
Total OCI, net of tax	17	(34)	309	2	294
AOCI balance, March 31, 2019	$(1,147)	$(65)	$(191)	$(18)	$(1,421)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Net interest income	Net interest income

NOTE 12. Income Taxes

The effective tax rates for the three months ended March 31, 2019 and 2018 were 18.2% and 19.0%, respectively.

NOTE 13. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

Three Months Ended March 31, (Dollars in millions)	Location	2019	2018
Service cost	Personnel expense	$54	$60
Interest cost	Other expense	57	50
Estimated return on plan assets	Other expense	(113)	(112)
Amortization and other	Other expense	25	20
Net periodic benefit cost		$23	$18

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $549 million were made during the three months ended March 31, 2019. There are no required contributions for the remainder of 2019.

20 BB&T Corporation

NOTE 14. Commitments and Contingencies

The following table summarizes certain commitments and contingencies. Refer to Note 15. Fair Value Disclosures for additional disclosures related to off-balance sheet financial instruments.

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
Investments in affordable housing projects:
Carrying amount	$2,152	$2,088
Amount of future funding commitments included in carrying amount	949	919
Lending exposure	455	460
Tax credits subject to recapture	489	523
Private equity investments:
Carrying amount	460	458
Amount of future funding commitments not included in carrying amount	313	331

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

Following the announcement of the proposed merger with SunTrust, five civil actions were filed challenging, among other things, the adequacy of the disclosures contained in the preliminary proxy statement/prospectus filed with the SEC in connection with the proposed transaction. Four of these suits were filed by purported SunTrust stockholders against SunTrust and its board of directors and assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 challenging the adequacy of the public disclosures made concerning the proposed transaction. One of these suits asserts a claim against BB&T under Section 20(a). The fifth suit was filed by a purported BB&T stockholder against BB&T and its board of directors and asserts claims under state law challenging, among other things, the adequacy of the public disclosures made concerning the proposed transaction. The plaintiffs in these actions seek, among other things, an injunction preventing consummation of the proposed transaction, rescission of the proposed transaction or damages in the event it is consummated, and the award of attorneys' fees and expenses.  BB&T believes the claims asserted in these actions are without merit.

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, borrowings and borrowing capacity, subject to any applicable asset discount, at the FHLB and FRB as well as for other purposes as required or permitted by law. The following table provides the total carrying amount of pledged assets by asset type, of which the majority are pursuant to agreements that do not permit the other party to sell or repledge the collateral, excluding assets related to employee benefit plans:

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
Pledged securities	$14,070	$13,237
Pledged loans	78,430	77,847

BB&T Corporation 21

NOTE 15. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2019 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$1,878	$—	$1,878	$—
GSE	233	—	233	—
Agency MBS	23,047	—	23,047	—
States and political subdivisions	626	—	626	—
Non-agency MBS	497	—	111	386
Other	34	—	34	—
Total AFS securities	26,315	—	25,929	386
LHFS	834	—	834	—
MSRs	1,036	—	—	1,036
Other assets:
Trading and equity securities	1,898	371	1,516	11
Derivative assets	338	1	327	10
Private equity investments	388	—	—	388
Total assets	$30,809	$372	$28,606	$1,831
Liabilities:
Derivative liabilities	$180	$—	$177	$3
Securities sold short	250	—	250	—
Total liabilities	$430	$—	$427	$3

December 31, 2018 (Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$3,441	$—	$3,441	$—
GSE	200	—	200	—
Agency MBS	20,155	—	20,155	—
States and political subdivisions	701	—	701	—
Non-agency MBS	505	—	114	391
Other	36	—	36	—
Total AFS securities	25,038	—	24,647	391
LHFS	988	—	988	—
MSRs	1,108	—	—	1,108
Other assets:
Trading and equity securities	767	374	390	3
Derivative assets	246	—	234	12
Private equity investments	393	—	—	393
Total assets	$28,540	$374	$26,259	$1,907
Liabilities:
Derivative liabilities	$247	$1	$246	$—
Securities sold short	145	—	145	—
Total liabilities	$392	$1	$391	$—

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

BB&T Corporation 23

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended (Dollars in millions)	Trading and Equity Securities	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2018	$—	$432	$1,056	$3	$404
Total realized and unrealized gains (losses):
Included in earnings	—	(1)	68	—	6
Included in unrealized net holding gains (losses) in OCI	—	23	—	—	—
Purchases	—	—	—	—	24
Issuances	—	—	37	(5)	—
Sales	—	—	—	—	(24)
Settlements	—	(13)	(42)	9	(10)
Balance at March 31, 2018	$—	$441	$1,119	$7	$400
Balance at January 1, 2019	$3	$391	$1,108	$12	$393
Total realized and unrealized gains (losses):
Included in earnings	—	2	(54)	8	23
Included in unrealized net holding gains (losses) in OCI	—	1	—	—	—
Purchases	15	—	—	—	7
Issuances	—	—	22	17	—
Sales	(7)	—	—	—	(33)
Settlements	—	(8)	(40)	(30)	(2)
Balance at March 31, 2019	$11	$386	$1,036	$7	$388
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2019	$—	$2	$(54)	$7	$4
Primary income statement location of realized gains (losses) included in earnings	Interest income	Interest income	Mortgage banking income	Mortgage banking income	Other income

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At March 31, 2019, the fair value of Re-REMIC non-agency MBS represented a discount of 20.3% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2029, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of March 31, 2019, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 14x, with a weighted average of 9x, at March 31, 2019.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	March 31, 2019			December 31, 2018
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
LHFS at fair value	$834	$824	$10	$988	$975	$13

Excluding government guaranteed, LHFS that were nonperforming or 90 days or more past due and still accruing interest were not material at March 31, 2019.

24 BB&T Corporation

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

	2019		2018
As of / For The Three Months Ended March 31, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$154	$(18)	$185	$(12)
Foreclosed real estate	33	(63)	40	(66)

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

BB&T Corporation 25

Financial assets and liabilities not recorded at fair value are summarized below:

		March 31, 2019		December 31, 2018
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$20,095	$19,886	$20,552	$20,047
Loans and leases HFI, net of ALLL	Level 3	147,496	146,077	147,455	145,591
Financial liabilities:
Time deposits	Level 2	14,978	15,026	16,577	16,617
Long-term debt	Level 2	24,729	24,977	23,709	23,723

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	March 31, 2019		December 31, 2018
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$73,918	$302	$72,435	$280
Residential mortgage loans sold with recourse	404	3	419	3
CRE mortgages serviced for others covered by recourse provisions	4,685	6	4,699	6
Letters of credit	2,267	17	2,389	18
26 BB&T Corporation

NOTE 16. Derivative Financial Instruments

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting ceases and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

BB&T Corporation 27

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the notional amount and estimated fair value of derivative instruments:

		March 31, 2019			December 31, 2018
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,500	$—	$—	$6,500	$—	$—
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	13,029	40	(54)	12,908	5	(74)
Options	Long-term debt	4,785	—	(2)	4,785	—	(2)
Pay fixed swaps	Commercial loans	499	1	—	505	2	—
Pay fixed swaps	Municipal securities	259	—	—	259	—	—
Total		18,572	41	(56)	18,457	7	(76)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		12,452	228	(46)	11,577	128	(98)
Pay fixed swaps		11,774	9	(43)	11,523	19	(32)
Other		1,384	1	(2)	1,143	2	(3)
Forward commitments		5,042	12	(11)	2,883	11	(13)
Foreign exchange contracts		568	3	(2)	529	5	(2)
Total		31,220	253	(104)	27,655	165	(148)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,092	10	(3)	702	12	—
When issued securities, forward rate agreements and forward commitments		2,314	1	(15)	1,753	2	(20)
Other		198	1	—	271	2	(1)
Total		3,604	12	(18)	2,726	16	(21)
MSRs:
Interest rate contracts:
Receive fixed swaps		4,629	1	—	4,328	—	—
Pay fixed swaps		3,822	—	(1)	3,224	—	—
Options		2,080	25	—	3,155	48	(2)
When issued securities, forward rate agreements and forward commitments		2,517	6	(1)	1,590	10	—
Other		54	—	—	103	—	—
Total		13,102	32	(2)	12,400	58	(2)
Total derivatives not designated as hedges		47,926	297	(124)	42,781	239	(171)
Total derivatives		$72,998	338	(180)	$67,738	246	(247)
Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(44)	44		(47)	47
Cash collateral (received) posted			(50)	64		(53)	82
Net amount			$244	$(72)		$146	$(118)

28 BB&T Corporation

The following table presents additional information for fair value hedging relationships:

	March 31, 2019			December 31, 2018
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$497	$12	$53	$493	$5	$54
Loans and leases	563	8	(2)	562	—	(3)
Long-term debt	15,505	18	5	15,397	(98)	12

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.
The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

Three Months Ended March 31, (Dollars in millions)	2019	2018
Pre-tax gain (loss) recognized in OCI:
Deposits	$(10)	$21
Short-term borrowings	(10)	—
Long-term debt	(20)	72
Total	$(40)	$93
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$2	$(2)
Short-term borrowings	1	—
Long-term debt	2	(9)
Total	$5	$(11)

The following table summarizes the impact on net interest income related to fair value hedges, which consist of interest rate contracts.

Three Months Ended March 31, (Dollars in millions)	2019	2018
AFS securities:
Amounts related to interest settlements	$—	$(2)
Recognized on derivatives	(7)	11
Recognized on hedged items	5	(11)
Net income (expense) recognized	(2)	(2)
Loans and leases:
Amounts related to interest settlements	—	—
Recognized on derivatives	(8)	3
Recognized on hedged items	8	(3)
Net income (expense) recognized	—	—
Long-term debt:
Amounts related to interest settlements	(22)	8
Recognized on derivatives	116	(181)
Recognized on hedged items	(108)	192
Net income (expense) recognized	(14)	19
Net income (expense) recognized, total	$(16)	$17

BB&T Corporation 29

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

Three Months Ended March 31, (Dollars in millions)	Location	2019	2018
Client-related and other risk management:
Interest rate contracts	Other noninterest income	$10	$15
Foreign exchange contracts	Other noninterest income	2	7
Mortgage banking:
Interest rate contracts	Mortgage banking income	(3)	4
MSRs:
Interest rate contracts	Mortgage banking income	54	(67)
Total		$63	$(41)

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(49)	$(18)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(16)	(13)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(10)	4
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	3 years	4 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$(46)	$(39)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	7	15

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

Derivatives Credit Risk – Risk Participation Agreements

BB&T has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. The notional amount of interest rate derivative risk participation agreements was $674 million at March 31, 2019 and $446 million at December 31, 2018, reported in Other in the table above. Assuming all underlying third party customers referenced in the interest rate contracts defaulted in a zero LIBOR rate environment, the maximum exposure from these agreements would be $38 million at March 31, 2019 and $26 million at December 31, 2018.

30 BB&T Corporation

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Mar 31, 2019	Dec 31, 2018
Dealer counterparties:
Cash collateral received from dealer counterparties	$53	$56
Derivatives in a net gain position secured by collateral received	52	55
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	2
Cash collateral posted to dealer counterparties	56	75
Derivatives in a net loss position secured by collateral received	59	76
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	3	1
Central clearing parties:
Cash collateral, including initial margin, posted to central clearing parties	14	17
Derivatives in a net loss position	22	8
Securities pledged to central clearing parties	141	124

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

Three Months Ended March 31, (Dollars in millions, except per share data, shares in thousands)	2019	2018
Net income available to common shareholders	$749	$745
Weighted average number of common shares	764,135	779,617
Effect of dilutive outstanding equity-based awards	9,936	11,388
Weighted average number of diluted common shares	774,071	791,005
Basic EPS	$0.98	$0.96
Diluted EPS	$0.97	$0.94
Anti-dilutive awards	—	90

NOTE 18. Operating Segments

BB&T's business segment structure aligns with how management reviews performance and makes decisions by client, segment and business unit. There are four major reportable business segments: CB-Retail, CB-Commercial, FS&CF and IH. In addition, there is an OT&C segment. For additional information, see Note 19. Operating Segments of the Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents results by segment:

Three Months Ended March 31, (Dollars in millions)	CB-Retail		CB-Commercial		FS&CF
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$843	$837	$536	$464	$189	$159
Net intersegment interest income (expense)	109	48	44	70	21	18
Segment net interest income	952	885	580	534	210	177
Allocated provision for credit losses	130	122	19	37	1	(5)
Segment net interest income after provision	822	763	561	497	209	182
Noninterest income	322	340	109	106	284	301
Noninterest expense	645	660	251	253	297	301
Income (loss) before income taxes	499	443	419	350	196	182
Provision (benefit) for income taxes	120	109	91	79	40	38
Segment net income (loss)	$379	$334	$328	$271	$156	$144

Identifiable assets (period end)	$73,379	$70,102	$56,702	$56,438	$33,141	$29,766

BB&T Corporation 31

	IH		OT&C (1)		Total
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$34	$26	$94	$147	$1,696	$1,633
Net intersegment interest income (expense)	(11)	(6)	(163)	(130)	—	—
Segment net interest income	23	20	(69)	17	1,696	1,633
Allocated provision for credit losses	3	1	2	(5)	155	150
Segment net interest income after provision	20	19	(71)	22	1,541	1,483
Noninterest income	515	439	(28)	(6)	1,202	1,180
Noninterest expense	417	375	158	97	1,768	1,686
Income (loss) before income taxes	118	83	(257)	(81)	975	977
Provision (benefit) for income taxes	30	21	(104)	(61)	177	186
Segment net income (loss)	$88	$62	$(153)	$(20)	$798	$791

Identifiable assets (period end)	$6,376	$5,789	$58,085	$58,634	$227,683	$220,729

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

32 BB&T Corporation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BB&T is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Bank, and its nonbank subsidiaries.

Regulatory Considerations

The extensive regulatory framework applicable to financial institutions is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which affect the operations and management of BB&T and its ability to make distributions to shareholders. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2018 for additional disclosures with respect to significant laws and regulations affecting BB&T.

In April 2019, the FRB terminated its cease and desist order related to BB&T's anti-money laundering program. No money laundering activity was identified and no financial penalty was levied in relation to this order.

Executive Overview

Overview of Significant Events and Financial Results

On February 7, 2019, BB&T entered into an agreement and plan of merger, by and between BB&T and SunTrust, pursuant to which SunTrust will merge with and into BB&T, with BB&T as the surviving entity in the merger. Immediately following the merger, SunTrust's wholly owned subsidiary, SunTrust Bank, will merge with and into Branch Bank, with Branch Bank as the surviving entity. Under the terms of the merger agreement, shareholders of SunTrust will receive 1.295 shares of BB&T common stock for each share of SunTrust common stock. The merger agreement was unanimously approved by both companies' Boards of Directors. The merger is expected to close late in the third or fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company. The merger is subject to a mutual break-up fee of approximately $1.1 billion, payable in customary circumstances.

Consolidated net income available to common shareholders for the first quarter of 2019 was $749 million. On a diluted per common share basis, earnings for the first quarter of 2019 were $0.97, an increase of $0.03 compared to the first quarter of 2018.

BB&T's results of operations for the first quarter of 2019 produced an annualized return on average assets of 1.43% and an annualized return on average common shareholders' equity of 11.08%, compared to ratios for the same quarter of the prior year of 1.45% and 11.43%, respectively.

Total revenues on a TE basis were $2.9 billion for the first quarter of 2019, an increase of $86 million compared to the same period in 2018, which reflects an increase of $64 million in TE net interest income and an increase of $22 million in noninterest income.

The provision for credit losses was $155 million compared to $150 million for the first quarter of 2018. Net charge-offs were 0.40% of average loans and leases on an annualized basis for the first quarter of 2019, down one basis point compared to the first quarter of 2018.

Noninterest income for the first quarter of 2019 was up $22 million compared to the earlier quarter. Noninterest expense for the first quarter of 2019 was up $82 million compared to the earlier quarter. Merger-related and restructuring charges increased $52 million, primarily due to the announced merger of equals with SunTrust. Excluding these charges, noninterest expense was up $30 million.

The provision for income taxes was $177 million for the first quarter of 2019, compared to $186 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2019 of 18.2%, compared to 19.0% for the earlier quarter.

BB&T declared common dividends of $0.405 per share during the first quarter of 2019, which resulted in a dividend payout ratio of 41.3%. As previously communicated, BB&T has suspended its share repurchase program until after the completion of the merger of equals.

BB&T Corporation 33

Analysis of Results of Operations

Net Interest Income and NIM

First Quarter 2019 compared to First Quarter 2018

Net interest income on a TE basis was $1.7 billion for the first quarter of 2019, an increase of $64 million compared to the same period in 2018. Interest income increased $253 million, which primarily reflects higher rates. Interest expense increased $189 million primarily due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.51%, up seven basis points compared to the earlier quarter. Average earning assets increased $3.2 billion. The increase in average earning assets reflects a $4.9 billion increase in average total loans and leases, partially offset by a decrease of $1.6 billion in average securities. Average interest-bearing liabilities increased $3.7 billion compared to the earlier quarter. Average interest-bearing deposits increased $4.0 billion, while average long-term debt decreased $430 million. The annualized yield on the total loan portfolio for the first quarter of 2019 was 5.06%, up 49 basis points compared to the earlier quarter, reflecting the impact of rate increases. The annualized yield on the average securities portfolio was 2.60%, up 16 basis points compared to the earlier period.

The average annualized cost of total deposits was 0.64%, up 34 basis points compared to the earlier quarter. The average annualized cost of interest-bearing deposits was 0.95%, up 49 basis points compared to the earlier quarter. The average annualized rate on long-term debt was 3.30%, up 76 basis points compared to the earlier quarter. The average annualized rate on short-term borrowings was 2.32%, up 89 basis points compared to the earlier quarter. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

The major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

34 BB&T Corporation

Table 1: TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, (Dollars in millions)	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2019	2018	2019	2018	2019	2018		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,302	$3,538	2.01%	1.77%	$16	$15	$1	$2	$(1)
GSE	2,418	2,385	2.24	2.23	14	13	1	—	1
Agency MBS	40,044	40,813	2.58	2.42	258	248	10	15	(5)
States and political subdivisions	620	1,215	3.73	3.78	6	11	(5)	—	(5)
Non-agency MBS	315	375	12.51	7.73	10	7	3	4	(1)
Other	35	48	3.96	2.28	—	—	—	—	—
Total securities	46,734	48,374	2.60	2.44	304	294	10	21	(11)
Other earning assets (3)	2,197	2,250	6.01	4.54	33	25	8	9	(1)
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	61,370	58,627	4.33	3.72	656	537	119	93	26
CRE	20,905	21,398	5.06	4.47	261	234	27	33	(6)
Lease financing	2,021	1,872	3.33	3.00	17	14	3	2	1
Residential mortgage	31,370	28,824	4.13	4.00	324	289	35	9	26
Direct	11,493	11,791	5.75	4.90	163	141	22	26	(4)
Indirect	17,337	16,914	7.91	7.31	338	304	34	26	8
Revolving credit	3,110	2,798	9.49	8.94	73	67	6	2	4
PCI	455	631	17.99	19.21	20	30	(10)	(2)	(8)
Total loans and leases HFI	148,061	142,855	5.06	4.57	1,852	1,616	236	189	47
LHFS	729	1,051	4.38	3.66	8	9	(1)	2	(3)
Total loans and leases	148,790	143,906	5.06	4.57	1,860	1,625	235	191	44
Total earning assets	197,721	194,530	4.49	4.04	2,197	1,944	253	221	32
Nonearning assets	27,852	26,889
Total assets	$225,573	$221,419
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,622	$27,270	0.59	0.37	40	25	15	15	—
Money market and savings	63,325	61,690	0.96	0.44	150	67	83	81	2
Time deposits	16,393	13,847	1.50	0.68	60	23	37	32	5
Foreign deposits - interest-bearing	422	935	2.43	1.42	3	3	—	2	(2)
Total interest-bearing deposits (7)	107,762	103,742	0.95	0.46	253	118	135	130	5
Short-term borrowings	5,624	5,477	2.32	1.43	32	20	12	11	1
Long-term debt	23,247	23,677	3.30	2.54	192	150	42	45	(3)
Total interest-bearing liabilities	136,633	132,896	1.41	0.87	477	288	189	186	3
Noninterest-bearing deposits (7)	52,283	53,396
Other liabilities	6,116	5,599
Shareholders' equity	30,541	29,528
Total liabilities and shareholders' equity	$225,573	$221,419
Average interest-rate spread			3.08%	3.17%
NIM/net interest income			3.51%	3.44%	$1,720	$1,656	$64	$35	$29
Taxable-equivalent adjustment					$24	$23

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

(7)	Total deposit costs were 0.64% and 0.30% for the three months ended March 31, 2019 and 2018, respectively.

BB&T Corporation 35

Provision for Credit Losses

First Quarter 2019 compared to First Quarter 2018

The provision for credit losses was $155 million, compared to $150 million for the earlier quarter. Net charge-offs for the first quarter of 2019 totaled $147 million compared to $145 million in the earlier period.

Net charge-offs were 0.40% of average loans and leases on an annualized basis for the first quarter of 2019, down one basis point compared to the first quarter of 2018.

Noninterest Income

Noninterest income is a significant contributor to BB&T's financial results. Management focuses on diversifying its sources of revenue to further reduce BB&T's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
Three Months Ended March 31, (Dollars in millions)	2019	2018	% Change
Insurance income	$510	$436	17.0%
Service charges on deposits	171	165	3.6
Investment banking and brokerage fees and commissions	111	113	(1.8)
Mortgage banking income	63	99	(36.4)
Trust and investment advisory revenues	68	72	(5.6)
Bankcard fees and merchant discounts	70	69	1.4
Checkcard fees	55	52	5.8
Operating lease income	35	37	(5.4)
Income from bank-owned life insurance	28	31	(9.7)
Other income	91	106	(14.2)
Total noninterest income	$1,202	$1,180	1.9

First Quarter 2019 compared to First Quarter 2018

Noninterest income for the first quarter of 2019 was up $22 million compared to the earlier quarter. Insurance income increased $74 million to record levels due to higher production and the acquisition of Regions Insurance. Mortgage banking income decreased $36 million primarily due to lower residential mortgage sales, as well as a decrease in commercial mortgage banking revenue. Other income decreased $15 million due to sundry items.

Noninterest Expense

The following table provides a breakdown of BB&T's noninterest expense:

Table 3: Noninterest Expense
Three Months Ended March 31, (Dollars in millions)	2019	2018	% Change
Personnel expense	$1,087	$1,039	4.6%
Occupancy and equipment expense	187	194	(3.6)
Software expense	72	65	10.8
Outside IT services	30	32	(6.3)
Regulatory charges	18	40	(55.0)
Amortization of intangibles	32	33	(3.0)
Loan-related expense	25	29	(13.8)
Professional services	31	30	3.3
Merger-related and restructuring charges, net	80	28	185.7
Other expense	206	196	5.1
Total noninterest expense	$1,768	$1,686	4.9

36 BB&T Corporation

First Quarter 2019 compared to First Quarter 2018

Noninterest expense for the first quarter of 2019 was up $82 million compared to the earlier quarter. Merger-related and restructuring charges increased $52 million, primarily due to the announced merger of equals with SunTrust. Excluding these charges, noninterest expense was up $30 million. Personnel expense increased $48 million compared to the earlier quarter, primarily due to higher incentives, partially due to the Regions Insurance acquisition, and lower capitalized employee costs. The lower capitalized employee costs reflect efficiencies in the loan closing process. Regulatory charges decreased $22 million as a result of the DIF reaching the targeted level.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
Three Months Ended March 31, 2019 (Dollars in millions)	Accrual at Jan 1, 2019	Expense	Utilized	Accrual at Mar 31, 2019
Severance and personnel-related	$43	$16	$(49)	$10
Occupancy and equipment (1)	—	9	(9)	—
Professional services	1	51	(8)	44
Systems conversion and related costs	—	—	—	—
Other adjustments	—	4	(2)	2
Total	$44	$80	$(68)	$56
(1) Certain lease reserves are no longer required as a result of new lease accounting guidance adopted in the first quarter of 2019. See additional information in Note 1. Basis of Presentation.

Provision for Income Taxes

Three Months of 2019 compared to Three Months of 2018

The provision for income taxes was $177 million for the first quarter of 2019, compared to $186 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2019 of 18.2%, compared to 19.0% for the earlier quarter.

Segment Results

See Note 18. Operating Segments herein and Note 19. Operating Segments in BB&T's Annual Report on Form 10-K for the year ended December 31, 2018, for additional disclosures related to BB&T's reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the Noninterest Income and Noninterest Expense sections above.

Table 5: Net Income by Reportable Segment
Three Months Ended March 31, (Dollars in millions)	2019	2018	% Change
Community Banking Retail and Consumer Finance	$379	$334	13.5%
Community Banking Commercial	328	271	21.0
Financial Services and Commercial Finance	156	144	8.3
Insurance Holdings	88	62	41.9
Other, Treasury & Corporate	(153)	(20)	NM
BB&T Corporation	$798	$791	0.9

BB&T Corporation 37

First Quarter 2019 compared to First Quarter 2018

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

CB-Retail net income was $379 million for the first quarter of 2019, an increase of $45 million compared to the earlier quarter. Segment net interest income increased $67 million primarily due to higher funding spreads on deposits and average loan growth, partially offset by lower credit spreads on loans. Noninterest income decreased primarily due to a decline in mortgage banking income due to a lower volume of loan sales. Noninterest expense decreased primarily due to lower personnel expense.

CB-Retail average loans and leases held for investment increased $3.1 billion, or 4.9%, compared to the earlier period. The increase was primarily driven by growth in average residential mortgage loans of $2.5 billion, or 8.8% and growth in indirect loans of $429 million, or 2.5%.

CB-Retail average total deposits increased $167 million, or 0.2%, compared to the earlier period. The increase was primarily driven by growth in average money market and savings of $706 million, or 2.0% and noninterest-bearing deposits of $460 million, or 2.8%. These increases were mostly offset by a decrease in interest checking of $1.1 billion, or 6.6%.

Community Banking Commercial

CB-Commercial serves large, medium and small business clients by offering a variety of loan and deposit products and connecting clients to the combined organization's broad array of financial services. CB-Commercial includes CRE lending, commercial and industrial lending, corporate banking, asset-based lending, dealer inventory financing, tax-exempt financing, cash management and treasury services, and commercial deposit products.

CB-Commercial net income was $328 million for the first quarter of 2019, an increase of $57 million compared to the earlier quarter. Segment net interest income increased $46 million primarily driven by higher funding spreads, partially offset by lower credit spreads on loans. Noninterest income was essentially flat compared to the earlier quarter. The allocated provision for credit losses decreased primarily due to the impact of average loan growth in the earlier quarter and lower net charge offs. Noninterest expense was essentially flat compared to the earlier quarter.

CB-Commercial average loans and leases held for investment increased $295 million, or 0.6%, compared to the earlier period. Average commercial and industrial loans increased $984 million, or 3.0%, while average commercial real estate loans declined $590 million, or 3.0% and average PCI loans declined $91 million, or 32.7%.

Average total deposits decreased $660 million, or 1.1%, compared to the earlier period driven by declines in average noninterest bearing deposits of $1.3 billion, or 3.7%, partially offset by an increase in average money market and savings of $477 million, or 3.2%, and time deposits of $147 million, or 17.3%.

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

FS&CF net income was $156 million for the first quarter of 2019, an increase of $12 million compared to the earlier quarter. Segment net interest income increased $33 million primarily driven by average loan growth and higher funding spreads, partially offset by lower credit spreads on loans. Noninterest income decreased primarily due to a decline in commercial mortgage banking income.

38 BB&T Corporation

FS&CF average loans and leases held for investment increased $2.1 billion, or 7.8%, compared to the earlier period. The increase was primarily driven by higher loans held for investment for Corporate Banking of $1.8 billion, or 11.8%, and Wealth and Retirement Services of $185 million, or 10.0%.

FS&CF average total deposits increased $676 million, or 2.4%, compared to the earlier period primarily driven by growth in average total deposits for Wealth and Retirement Services of $459 million, or 2.8%.

Insurance Holdings and Premium Finance

BB&T's insurance agency / brokerage network is the fifth largest in the world. IH provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, IH includes commercial and retail insurance premium finance.

IH net income was $88 million for the first quarter of 2019, an increase of $26 million compared to the earlier quarter. Noninterest income increased $76 million, primarily due to higher production and the acquisition of Regions Insurance, which contributed $46 million. Noninterest expense increased $42 million primarily due to the acquisition of Regions Insurance.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

OT&C generated a net loss of $153 million in the first quarter of 2019, compared to a net loss of $20 million in the earlier quarter. Segment net interest income decreased $86 million primarily due to an increase in the rates on long-term debt, and an increase in the net credit for funds provided to other operating segments. Noninterest income decreased $22 million primarily due to sundry items. Noninterest expense increased $61 million primarily due to merger-related charges in the current quarter. The benefit for income taxes increased $43 million primarily due to a higher pre-tax loss and a higher tax benefit from discrete items compared to the earlier quarter.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $46.4 billion at March 31, 2019, compared to $45.6 billion at December 31, 2018, primarily driven by a $2.4 billion increase in agency MBS, partially offset by a $1.6 billion decrease in U.S. Treasury securities.

As of March 31, 2019, approximately 6.4% of the securities portfolio was variable rate, compared to 6.5% as of December 31, 2018. The effective duration of the securities portfolio was 4.2 years at March 31, 2019, compared to 4.8 years at December 31, 2018. The duration of the securities portfolio excludes certain non-agency MBS.

U.S. Treasury, GSE and Agency MBS represented 97.5% of the total securities portfolio as of March 31, 2019, compared to 97.3% as of prior year end.

Lending Activities

Loans HFI totaled $149.1 billion at March 31, 2019, compared to $149.0 billion at December 31, 2018. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $60 million and $64 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, approximately 96.6% of the interest-only balances will begin amortizing within the next three years compared to 95.9% at December 31, 2018.

The direct retail portfolio includes variable rate home equity lines and other lines of credit whose rate typically reset on a monthly basis. Home equity lines generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. The following table presents additional information over variable rate lines of credit:

BB&T Corporation 39

Table 6: Variable Rate Lines of Credit
	Home Equity Lines		Other Lines of Credit
(Dollars in millions)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Total variable rate lines	$6,979	$7,201	$1,064	$1,067
Amount in interest-only phase	5,580	5,730	952	949
Percent in interest-only phase that will begin amortizing within 3 years	10.5%	10.3%	15.0%	15.9%

The following table presents the most recent composition of average loans and leases:

Table 7: Composition of Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Commercial:
Commercial and industrial	$61,370	$60,553	$59,900	$59,548	$58,627
CRE	20,905	21,301	21,496	21,546	21,398
Lease financing	2,021	1,990	1,941	1,862	1,872
Retail:
Residential mortgage	31,370	31,103	30,500	29,272	28,824
Direct	11,493	11,600	11,613	11,680	11,791
Indirect	17,337	17,436	17,282	16,804	16,914
Revolving credit	3,110	3,070	2,947	2,831	2,798
PCI	455	486	518	559	631
Total average loans and leases HFI	$148,061	$147,539	$146,197	$144,102	$142,855
Average loans held for investment for the first quarter of 2019 were $148.1 billion, up $522 million, or 1.4% annualized compared to the fourth quarter of 2018.

Average commercial and industrial loans increased $817 million driven by strong growth in corporate banking, as well as growth from the community bank, partially offset by a decline in mortgage warehouse lending. Average CRE loans decreased $396 million, primarily due to a decrease in construction loans. Average residential mortgage loans increased $267 million primarily due to the retention of a portion of the conforming mortgage production.

Average direct loans decreased $107 million. The decrease was primarily due to acquired portfolio run off.

Average indirect retail loans decreased $99 million. The decrease was primarily due to seasonality for power sports, partially offset by growth in automobile lending.

40 BB&T Corporation

Asset Quality

The following tables summarize asset quality information for the past five quarters:

Table 8: Asset Quality
(Dollars in millions)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
NPAs:
NPLs:
Commercial and industrial	$196	$200	$238	$243	$257
CRE	75	65	46	61	67
Lease financing	1	3	6	9	13
Residential mortgage	121	119	120	119	127
Direct	53	53	55	58	64
Indirect	80	82	72	68	74
Total NPLs HFI	526	522	537	558	602
Foreclosed real estate	33	35	39	43	40
Other foreclosed property	25	28	25	23	27
Total nonperforming assets (1)	$584	$585	$601	$624	$669
Performing TDRs:
Commercial and industrial	$63	$65	$56	$44	$38
CRE	9	10	12	11	12
Residential mortgage	669	656	643	647	627
Direct	54	55	56	58	59
Indirect	306	305	295	284	277
Revolving credit	29	28	28	29	29
Total performing TDRs (2)(3)	$1,130	$1,119	$1,090	$1,073	$1,042
Loans 90 days or more past due and still accruing:
Residential mortgage	$377	$405	$367	$374	$420
Direct	7	7	6	4	6
Indirect	5	6	6	4	5
Revolving credit	14	14	12	10	11
PCI	28	30	40	43	48
Total loans 90 days or more past due and still accruing	$431	$462	$431	$435	$490
Loans 30-89 days past due:
Commercial and industrial	$36	$34	$35	$26	$31
CRE	3	5	4	4	10
Lease financing	3	1	1	2	1
Residential mortgage	478	456	510	441	400
Direct	67	61	59	52	55
Indirect	316	436	418	337	272
Revolving credit	27	28	27	21	21
PCI	18	23	21	22	24
Total loans 30-89 days past due	$948	$1,044	$1,075	$905	$814
Excludes loans held for sale.

(1)
Sales of nonperforming loans totaled $30 million, $30 million, $20 million, $12 million and $33 million for the quarter ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(2)
Excludes TDRs that are nonperforming totaling $178 million, $176 million, $176 million, $191 million and $196 million at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively. These amounts are included in total nonperforming assets.

(3)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $33 million, $15 million, $34 million, $17 million and $29 million for the quarter ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

Nonperforming assets totaled $584 million at March 31, 2019, essentially flat compared to December 31, 2018. Nonperforming loans and leases represented 0.35% of loans and leases held for investment, unchanged compared to December 31, 2018.

Performing TDRs were up $11 million during the first quarter primarily in residential mortgage loans.

Loans 90 days or more past due and still accruing totaled $431 million at March 31, 2019, down $31 million compared to the prior quarter. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.29% at March 31, 2019, compared to 0.31% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at March 31, 2019, unchanged from the prior quarter.

BB&T Corporation 41

Loans 30-89 days past due and still accruing totaled $948 million at March 31, 2019, down $96 million compared to the prior quarter, primarily due to an expected seasonal decline in indirect automobile lending.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 8. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4. Loans and ACL herein for additional disclosures related to these potential problem loans.

Table 9: Asset Quality Ratios
As of / For the Three Months Ended	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.64%	0.70%	0.73%	0.62%	0.57%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.29	0.31	0.29	0.30	0.34
NPLs as a percentage of loans and leases HFI	0.35	0.35	0.37	0.38	0.42
NPAs as a percentage of:
Total assets	0.26	0.26	0.27	0.28	0.30
Loans and leases HFI plus foreclosed property	0.39	0.39	0.41	0.43	0.47
Net charge-offs as a percentage of average loans and leases HFI	0.40	0.38	0.35	0.30	0.41
ALLL as a percentage of loans and leases HFI	1.05	1.05	1.05	1.05	1.05
Ratio of ALLL to:
Net charge-offs	2.62x	2.76x	3.05x	3.49x	2.55x
NPLs	2.97x	2.99x	2.86x	2.74x	2.49x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI (1)	0.04%	0.04%	0.04%	0.04%	0.04%
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

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2019	2018
Balance, January 1	$585	$627
New NPAs	294	363
Advances and principal increases	64	89
Disposals of foreclosed assets (1)	(122)	(119)
Disposals of NPLs (2)	(30)	(33)
Charge-offs and losses	(71)	(64)
Payments	(106)	(152)
Transfers to performing status	(30)	(41)
Other, net	—	(1)
Ending balance, March 31	$584	$669

(1)	Includes charge-offs and losses recorded upon sale of $58 million and $23 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $6 million and $10 million for the three months ended March 31, 2019 and 2018, respectively.

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

The following table provides a summary of performing TDR activity:

42 BB&T Corporation

Table 11: Rollforward of Performing TDRs
(Dollars in millions)	2019	2018
Balance, January 1	$1,119	$1,043
Inflows	152	133
Payments and payoffs	(55)	(42)
Charge-offs	(16)	(17)
Transfers to nonperforming TDRs, net	(19)	(27)
Removal due to the passage of time	(14)	(14)
Non-concessionary re-modifications	(4)	(5)
Transferred to LHFS and/or sold	(33)	(29)
Balance, March 31	$1,130	$1,042

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2019:

Table 12: Payment Status of TDRs (1)
March 31, 2019 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$62	98.4%	$1	1.6%	$—	—%	$63
CRE	9	100.0	—	—	—	—	9
Retail:
Residential mortgage	384	57.4	121	18.1	164	24.5	669
Direct	52	96.3	2	3.7	—	—	54
Indirect	261	85.3	45	14.7	—	—	306
Revolving credit	25	86.3	3	10.3	1	3.4	29
Total performing TDRs	793	70.2	172	15.2	165	14.6	1,130
Nonperforming TDRs	85	47.8	13	7.3	80	44.9	178
Total TDRs	$878	67.2	$185	14.1	$245	18.7	$1,308

(1)	Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

BB&T Corporation 43

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	As of / For The Three Months Ended
(Dollars in millions)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Balance, beginning of period	$1,651	$1,648	$1,640	$1,614	$1,609
Provision for credit losses (excluding PCI loans)	156	147	141	142	153
Provision (benefit) for PCI loans	(1)	(1)	(6)	(7)	(3)
Charge-offs:
Commercial and industrial	(17)	(18)	(28)	(23)	(23)
CRE	(8)	(5)	—	(2)	(6)
Lease financing	(1)	(1)	(1)	(1)	(1)
Residential mortgage	(5)	(8)	(4)	(5)	(4)
Direct	(18)	(18)	(17)	(17)	(19)
Indirect	(109)	(108)	(94)	(82)	(107)
Revolving credit	(26)	(22)	(20)	(21)	(21)
PCI	—	—	(2)	—	—
Total charge-offs	(184)	(180)	(166)	(151)	(181)
Recoveries:
Commercial and industrial	6	7	13	11	8
CRE	1	4	1	1	2
Lease financing	—	—	—	1	—
Residential mortgage	1	1	—	1	—
Direct	6	5	6	6	6
Indirect	17	15	15	17	15
Revolving credit	6	5	4	5	5
Total recoveries	37	37	39	42	36
Net charge-offs	(147)	(143)	(127)	(109)	(145)
Balance, end of period	$1,659	$1,651	$1,648	$1,640	$1,614
ALLL (excluding PCI loans)	$1,553	$1,549	$1,528	$1,512	$1,473
ALLL for PCI loans	8	9	10	18	25
RUFC	98	93	110	110	116
Total ACL	$1,659	$1,651	$1,648	$1,640	$1,614

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ACL totaled $1.7 billion at March 31, 2019, up $8 million compared to December 31, 2018.

The ALLL, excluding PCI, was $1.6 billion, up $4 million compared to December 31, 2018. The allowance for PCI loans was $8 million, down $1 million compared to December 31, 2018. As of March 31, 2019, the total allowance for loan and lease losses was 1.05% of loans and leases held for investment, unchanged compared to December 31, 2018. These amounts include acquired loans, which were marked to fair value and did not receive an ALLL at the acquisition date.

The ALLL was 2.97 times NPLs held for investment, compared to 2.99 times at December 31, 2018. At March 31, 2019, the ALLL was 2.62 times annualized quarterly net charge-offs, compared to 2.98 times annual net-charge-offs at December 31, 2018.

Net charge-offs during the first quarter of 2019 totaled $147 million, or 0.40% of average loans and leases, down one basis point compared to the first quarter of 2018.

44 BB&T Corporation

The following table presents an allocation of the ALLL at the periods shown. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	March 31, 2019		December 31, 2018
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$548	41.5%	$546	41.5%
CRE	196	14.0	190	14.1
Lease financing	11	1.4	11	1.4
Residential mortgage	225	21.2	232	21.1
Direct	96	7.7	97	7.8
Indirect	358	11.8	356	11.7
Revolving credit	119	2.1	117	2.1
PCI	8	0.3	9	0.3
Total ALLL	1,561	100.0%	1,558	100.0%
RUFC	98		93
Total ACL	$1,659		$1,651

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of March 31, 2019, BB&T held or serviced the first lien on 29.7% of its second lien positions.

Funding Activities

Deposits

Deposits totaled $159.8 billion at March 31, 2019, a decrease of $1.4 billion from December 31, 2018, primarily due to a decline in commercial time deposits.

The following table presents the most recent composition of average deposits:

Table 15: Composition of Average Deposits
Three Months Ended (Dollars in millions)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Noninterest-bearing deposits	$52,283	$53,732	$54,174	$53,963	$53,396
Interest checking	27,622	26,921	26,655	26,969	27,270
Money market and savings	63,325	62,261	62,957	62,105	61,690
Time deposits	16,393	14,682	13,353	13,966	13,847
Foreign office deposits - interest-bearing	422	246	132	673	935
Total average deposits	$160,045	$157,842	$157,271	$157,676	$157,138

Average deposits for the first quarter of 2019 were $160.0 billion, up $2.2 billion compared to the prior quarter. Average noninterest-bearing deposits decreased $1.4 billion, reflecting seasonality and decreases in commercial balances.

Average interest checking increased $701 million primarily due to increases in commercial and public fund balances. Average money market and savings deposits increased $1.1 billion primarily due to increases in personal and commercial balances. Average time deposits increased $1.7 billion primarily due to an increase in commercial balances. Average foreign office deposits increased $176 million due to changes in the overall funding mix.

BB&T Corporation 45

Noninterest-bearing deposits represented 32.7% of total average deposits for the first quarter, compared to 34.0% for the prior quarter and the same quarter a year ago. The cost of total deposits was 0.64% for the first quarter, up 12 basis points compared to the prior quarter. The cost of interest-bearing deposits was 0.95% for the first quarter, up 17 basis points compared to the prior quarter.

Borrowings

At March 31, 2019, short-term borrowings totaled $6.3 billion, an increase of $1.1 billion compared to December 31, 2018. Short-term borrowings fluctuate based on the Company's funding needs. Average short-term borrowings were $5.6 billion or 2.5% of total funding on average in the first quarter of 2019 as compared to $5.5 billion or 2.5% in the same period of 2018.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by BB&T and Branch Bank. Long-term debt totaled $24.7 billion at March 31, 2019, an increase of $1.0 billion compared to December 31, 2018. The corporation issued $1.4 billion of senior notes and $650 million of subordinated notes, which was partially offset by the maturity of $1.1 billion of senior notes. The average cost of long-term debt was 3.30% in the first quarter of 2019, up 11 basis points compared to the fourth quarter of 2018.

FHLB advances represented 7.1% of total outstanding long-term debt at March 31, 2019, compared to 7.4% at December 31, 2018. See Note 9. Long-Term Debt for additional disclosures.

Shareholders' Equity

Total shareholders' equity was $30.9 billion at March 31, 2019, an increase of $705 million from December 31, 2018. Significant additions include net income of $798 million and an increase in AOCI of $294 million, which was partially offset by a decrease of $352 million for common and preferred dividends. BB&T's book value per common share at March 31, 2019 was $36.26, compared to $35.46 at December 31, 2018.

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

The principal types of inherent risk include compliance, credit, liquidity, market, operational, cyber security, model, reputation and strategic risks. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2018 for disclosures related to each of these risks under the section titled "Risk Management."

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

46 BB&T Corporation

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2019, BB&T had derivative financial instruments outstanding with notional amounts totaling $73.0 billion, with a net fair value of $158 million. See Note 16. Derivative Financial Instruments for additional disclosures.

The majority of BB&T's assets and liabilities are monetary in nature and, therefore, differ from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the FRB to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the MRLCC, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

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

BB&T Corporation 47

Table 16: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	Mar 31, 2019	Mar 31, 2018	Mar 31, 2019	Mar 31, 2018
Up 200	7.50%	6.75%	1.33%	3.76%
Up 100	6.50	5.75	1.04	2.40
No Change	5.50	4.75	—	—
Down 100	4.50	3.75	(3.89)	(5.64)
Down 200	3.50	N/A	(7.25)	N/A

Rate sensitivity decreased from March 31, 2018, primarily driven by loan and deposit mix changes partially offset by higher balances of fixed rate long-term debt.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average deposit beta of approximately 55% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. The actual deposit beta on non-maturity interest-bearing deposits has been less than 40% since rates began to rise in December 2015. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the results of BB&T's interest-rate sensitivity position assuming the loss of demand deposits and an associated increase in managed rate deposits under various scenarios. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 17: Deposit Mix Sensitivity Analysis
Linear Change in Rates	Base Scenario at March 31, 2019 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	1.33%	1.13%	0.31%
Up 100	1.04	0.91	0.40
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2019 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $6.5 billion, or 12.3%, of noninterest-bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 18: EVE Simulation Analysis
Change in Interest Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	Mar 31, 2019	Mar 31, 2018	Mar 31, 2019	Mar 31, 2018
Up 100	11.9	12.4	1.1	(2.2)
No Change	11.8	12.7	—	—
Down 100	10.5	12.3	(11.0)	(3.5)

48 BB&T Corporation

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended March 31, 2019 and 2018, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

Liquidity

Liquidity represents the continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents and AFS securities, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. BB&T has the ability to utilize sources such as FHLB letters of credit to reduce the securities we have pledged.

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T's policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of March 31, 2019 and December 31, 2018, BB&T's liquid asset buffer was 14.8% and 14.7%, respectively, of total assets.

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

BB&T produces LCR calculations to effectively manage the position of high-quality liquid assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's preliminary modified average LCR was approximately 130% for the three months ended March 31, 2019, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T's modified LCR averaged less than 2% for the three months ended March 31, 2019 with a maximum daily change of approximately 7%.

BB&T routinely evaluates the impact of becoming subject to the full LCR requirement. This includes an evaluation of the changes to the balance sheet and investment strategy that would be necessary to comply with the requirement. Management does not currently expect the required changes to have a material impact on BB&T's financial condition or results of operations.

Parent Company

The purpose of the Parent Company is to serve as the primary source of capital for the operating subsidiaries. The Parent Company's assets primarily consist of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiary, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are for investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, retirement of common stock and payments on long-term debt.

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries. See Note 15. Parent Company Financial Information of the Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding dividends from subsidiaries and debt transactions.

BB&T Corporation 49

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2019 and December 31, 2018, the Parent Company had 36 months and 28 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 25 months and 19 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At March 31, 2019, Branch Bank has approximately $83.1 billion of secured borrowing capacity, which represents approximately 5.5 times the amount of one year wholesale funding maturities.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2018 for discussion with respect to BB&T's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T's contractual obligations, commitments and derivative financial instruments are included in Note 14. Commitments and Contingencies, Note 15. Fair Value Disclosures and Note 16. Derivative Financial Instruments.

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

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company's capital plans to the banking regulators. On February 5, 2019, the FRB notified banks with less than $250 billion in assets that they will not need to participate in the 2019 supervisory stress test. However, as a result of the pending merger with SunTrust, BB&T is required to submit a joint supervisory stress test and capital plan in May 2019.

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

50 BB&T Corporation

Table 19: Capital Requirements Under Basel III
	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer	BB&T Targets
				Operating (1)	Stressed
CET1 capital to risk-weighted assets	4.5%	6.5%	7.0%	8.5%	6.0%
Tier 1 capital to risk-weighted assets	6.0	8.0	8.5	10.0	7.5
Total capital to risk-weighted assets	8.0	10.0	10.5	12.0	9.5
Leverage ratio	4.0	5.0	N/A	8.0	5.5

(1)	BB&T's goal is to maintain capital levels above all regulatory minimums.

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

BB&T's capital ratios are presented in the following table:

Table 20: Capital Ratios - BB&T Corporation
(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2019	Dec 31, 2018
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	10.3%	10.2%
Tier 1 capital to risk-weighted assets	11.9	11.8
Total capital to risk-weighted assets	14.2	13.8
Leverage ratio	10.1	9.9
Non-GAAP capital measure (1):
Tangible common equity per common share	$22.78	$21.89
Calculation of tangible common equity (1):
Total shareholders' equity	$30,883	$30,178
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	60	56
Intangible assets, net of deferred taxes	10,326	10,360
Tangible common equity	$17,444	$16,709
Risk-weighted assets	$183,377	$181,260
Common shares outstanding at end of period	765,920	763,326

(1)
Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets, net of deferred taxes, and their related amortization. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. BB&T's management uses these measures to assess the quality of capital and returns relative to balance sheet risk and believes investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Capital levels remained strong at March 31, 2019. BB&T declared common dividends of $0.405 per share during the first quarter of 2019, which resulted in dividend and total payout ratios of 41.3%. As previously communicated, BB&T has suspended its share repurchases under the 2018 Repurchase Plan until after the completion of the merger of equals.

BB&T Corporation 51

Share Repurchase Activity

Table 21: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (3)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
January 2019	1	$49.14	—	$1,125
February 2019	26	51.41	—	1,125
March 2019	48	50.13	—	1,125
Total	75	50.56	—

(1)	Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.

(2)	Excludes commissions.

(3)	Pursuant to the 2018 Repurchase Plan, announced on June 28, 2018, which authorized up to $1.7 billion of share repurchases over the one-year period ending June 30, 2019.

52 BB&T Corporation

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, and costs and benefit obligations associated with pension and postretirement benefit plans. Understanding BB&T's accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BB&T's Annual Report on Form 10-K for the year ended December 31, 2018. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1. Basis of Presentation in Form 10-K for the year ended December 31, 2018. Additional disclosures regarding the effects of new accounting pronouncements are included in the Note 1. Basis of Presentation included herein. There have been no other changes to the significant accounting policies during 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Legal Proceeding section in Note 14. Commitments and Contingencies, which is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in BB&T's Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T's business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, which is incorporated by reference into this item.

BB&T Corporation 53

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1**	Agreement and Plan of Merger, dated as of February 7, 2019, by and between SunTrust Banks, Inc. and BB&T Corporation.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 13, 2019.
3.1	Bylaws of the Registrant, as amended and restated January 29, 2019.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed January 29, 2019.
10.1*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan (effective 2019).	Filed herewith.
10.2*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Filed herewith.
10.3*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Filed herewith.
10.4*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of February 7, 2019.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 13, 2019.
10.5*	Form of Notice of Term Non-Renewal under Employment Agreements	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed March 6, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
* Management compensatory plan or arrangement.
**    Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

54 BB&T Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	April 29, 2019	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2019	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

BB&T Corporation 55