Form 10-Q
period 2019-06-30
BB&T CORP
filed 2019-07-31
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2019
Commission File Number: 1-10853
_____________________________
BB&T CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________

North Carolina		56-0939887
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 West Second Street
Winston-Salem,	North Carolina	27101
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(336)	733-2000
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $5 par value	BBT	New York Stock Exchange
Depositary Shares of Series D Non-Cumulative Perpetual Preferred Stock (1)	BBT PrD	New York Stock Exchange
Depositary Shares of Series E Non-Cumulative Perpetual Preferred Stock (1)	BBT PrE	New York Stock Exchange
Depositary Shares of Series F Non-Cumulative Perpetual Preferred Stock (1)	BBT PrF	New York Stock Exchange
Depositary Shares of Series G Non-Cumulative Perpetual Preferred Stock (1)	BBT PrG	New York Stock Exchange
Depositary Shares of Series H Non-Cumulative Perpetual Preferred Stock (1)	BBT PrH	New York Stock Exchange
(1) Each depositary share represents a 1/1,000th interest in a share of the respective series of preferred stock
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
At June 30, 2019, 766,010,180 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2018 Repurchase Plan	Plan for the repurchase of up to $1.7 billion of BB&T's common stock for the one-year period ended June 30, 2019
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CCRC	Culture and Conduct Risk Committee
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity Tier 1
CMO	Collateralized mortgage obligation
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRE	Commercial real estate
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
MSR	Mortgage servicing right

BB&T Corporation 1

Term	Definition
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
PCI	Purchased credit impaired loans
Peer Group	Financial holding companies included in the industry peer group index
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
Regions Insurance	Regions Insurance Group, acquired by BB&T effective July 2, 2018
ROU Assets	Right-of-use assets
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
SunTrust	SunTrust Banks, Inc.
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
Truist	Truist Financial Corporation
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

2 BB&T Corporation

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "plans," "projects," "may," "will," "should," "could," and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

●
risks, uncertainties and other factors relating to the merger of SunTrust with and into BB&T, including the ability to obtain regulatory approvals and meet other closing conditions to the merger, and delay in closing the merger;

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

●	competitive pressures among depository and other financial institutions may increase significantly;
●	legislative, regulatory or accounting changes may adversely affect the businesses in which BB&T is engaged;
●	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;
●	a reduction may occur in BB&T's credit ratings;
●	adverse changes may occur in the securities markets;
●	competitors of BB&T may have greater financial resources or develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;
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

●	risks resulting from the extensive use of models;
●	risk management measures may not be fully effective;
●	fraud or misconduct by internal or external parties, which BB&T may not be able prevent, detect or mitigate;
●	deposit attrition, customer loss and/or revenue loss following completed mergers/acquisitions may exceed expectations; and
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

BB&T Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$1,831	$2,753
Interest-bearing deposits with banks	707	984
Cash equivalents	148	143
Restricted cash	15	107
AFS securities at fair value	25,802	25,038
HTM securities (fair value of $19,565 and $20,047 at June 30, 2019 and December 31, 2018, respectively)	19,487	20,552
LHFS at fair value	1,237	988
Loans and leases	152,586	149,013
ALLL	(1,595)	(1,558)
Loans and leases, net of ALLL	150,991	147,455
Premises and equipment	2,029	2,118
Goodwill	9,830	9,818
CDI and other intangible assets	712	758
MSRs at fair value	970	1,108
Other assets	17,113	13,875
Total assets	$230,872	$225,697
Liabilities
Deposits	$159,521	$161,199
Short-term borrowings	10,344	5,178
Long-term debt	22,640	23,709
Accounts payable and other liabilities	6,603	5,433
Total liabilities	199,108	195,519
Commitments and contingencies (Note 14)
Shareholders' Equity
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,830	3,817
Additional paid-in capital	6,889	6,849
Retained earnings	19,050	18,118
AOCI, net of deferred income taxes	(1,119)	(1,715)
Noncontrolling interests	61	56
Total shareholders' equity	31,764	30,178
Total liabilities and shareholders' equity	$230,872	$225,697
Common shares outstanding	766,010	763,326
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

4 BB&T Corporation

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans and leases	$1,886	$1,687	$3,725	$3,292
Interest and dividends on securities	300	294	602	585
Interest on other earning assets	20	13	52	38
Total interest income	2,206	1,994	4,379	3,915
Interest Expense
Interest on deposits	273	148	526	266
Interest on short-term borrowings	50	23	82	43
Interest on long-term debt	193	166	385	316
Total interest expense	516	337	993	625
Net Interest Income	1,690	1,657	3,386	3,290
Provision for credit losses	172	135	327	285
Net Interest Income After Provision for Credit Losses	1,518	1,522	3,059	3,005
Noninterest Income
Insurance income	566	481	1,076	917
Service charges on deposits	181	179	352	344
Investment banking and brokerage fees and commissions	131	109	242	222
Mortgage banking income	113	94	176	193
Trust and investment advisory revenues	70	72	138	144
Bankcard fees and merchant discounts	77	72	147	141
Checkcard fees	59	57	114	109
Operating lease income	35	36	70	73
Income from bank-owned life insurance	34	30	62	61
Other income	86	91	177	197
Securities gains (losses), net
Gross realized gains	20	1	42	1
Gross realized losses	(20)	—	(42)	—
Total securities gains (losses), net	—	1	—	1
Total noninterest income	1,352	1,222	2,554	2,402
Noninterest Expense
Personnel expense	1,120	1,074	2,207	2,113
Occupancy and equipment expense	184	187	371	381
Software expense	71	67	143	132
Outside IT services	29	32	59	64
Regulatory charges	19	39	37	79
Amortization of intangibles	32	31	64	64
Loan-related expense	30	26	55	55
Professional services	31	32	62	62
Merger-related and restructuring charges, net	23	24	103	52
Other expense	212	208	418	404
Total noninterest expense	1,751	1,720	3,519	3,406
Earnings
Income before income taxes	1,119	1,024	2,094	2,001
Provision for income taxes	234	202	411	388
Net income	885	822	1,683	1,613
Noncontrolling interests	(1)	3	5	6
Dividends on preferred stock	44	44	87	87
Net income available to common shareholders	$842	$775	$1,591	$1,520
Basic EPS	$1.10	$1.00	$2.08	$1.95
Diluted EPS	1.09	0.99	$2.06	$1.93
Basic weighted average shares outstanding	765,958	775,836	765,052	777,716
Diluted weighted average shares outstanding	774,603	785,750	774,329	788,362

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$885	$822	$1,683	$1,613
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	19	13	36	27
Change in unrealized net gains (losses) on cash flow hedges	(59)	26	(93)	104
Change in unrealized net gains (losses) on AFS securities	342	(99)	651	(367)
Other, net	—	(1)	2	(3)
Total OCI	302	(61)	596	(239)
Total comprehensive income	$1,187	$761	$2,279	$1,374
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$5	$5	$11	$9
Change in unrealized net gains (losses) on cash flow hedges	(18)	8	(29)	34
Change in unrealized net gains (losses) on AFS securities	105	(31)	200	(115)
Other, net	1	—	1	1

The accompanying notes are an integral part of these consolidated financial statements.

6 BB&T Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, April 1, 2018	779,752	$3,053	$3,899	$7,593	$16,712	$(1,645)	$50	$29,662
Net income	—	—	—	—	819	—	3	822
OCI	—	—	—	—	—	(61)	—	(61)
Issued in connection with equity awards, net	456	—	2	9	—	—	—	11
Repurchase of common stock	(5,761)	—	(29)	(281)	—	—	—	(310)
Cash dividends declared on common stock	—	—	—	—	(290)	—	—	(290)
Cash dividends declared on preferred stock	—	—	—	—	(44)	—	—	(44)
Equity-based compensation expense	—	—	—	45	—	—	—	45
Other, net	—	—	—	(2)	—	—	(1)	(3)
Balance, June 30, 2018	774,447	$3,053	$3,872	$7,364	$17,197	$(1,706)	$52	$29,832
Balance, April 1, 2019	765,920	$3,053	$3,830	$6,843	$18,518	$(1,421)	$60	$30,883
Net income	—	—	—	—	886	—	(1)	885
OCI	—	—	—	—	—	302	—	302
Issued in connection with equity awards, net	90	—	—	(2)	—	—	—	(2)
Cash dividends declared on common stock	—	—	—	—	(310)	—	—	(310)
Cash dividends declared on preferred stock	—	—	—	—	(44)	—	—	(44)
Equity-based compensation expense	—	—	—	48	—	—	—	48
Other, net	—	—	—	—	—	—	2	2
Balance, June 30, 2019	766,010	$3,053	$3,830	$6,889	$19,050	$(1,119)	$61	$31,764
Balance, January 1, 2018	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Net income	—	—	—	—	1,607	—	6	1,613
OCI	—	—	—	—	—	(239)	—	(239)
Issued in connection with equity awards, net	4,055	—	20	(22)	—	—	—	(2)
Repurchase of common stock	(11,614)	—	(58)	(572)	—	—	—	(630)
Cash dividends declared on common stock	—	—	—	—	(582)	—	—	(582)
Cash dividends declared on preferred stock	—	—	—	—	(87)	—	—	(87)
Equity-based compensation expense	—	—	—	76	—	—	—	76
Other, net	—	—	—	(11)	—	—	(1)	(12)
Balance, June 30, 2018	774,447	$3,053	$3,872	$7,364	$17,197	$(1,706)	$52	$29,832
Balance, January 1, 2019	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Net income	—	—	—	—	1,678	—	5	1,683
OCI	—	—	—	—	—	596	—	596
Issued in connection with equity awards, net	2,684	—	13	(43)	—	—	—	(30)
Cash dividends declared on common stock	—	—	—	—	(619)	—	—	(619)
Cash dividends declared on preferred stock	—	—	—	—	(87)	—	—	(87)
Equity-based compensation expense	—	—	—	80	—	—	—	80
Other, net	—	—	—	3	(40)	—	—	(37)
Balance, June 30, 2019	766,010	$3,053	$3,830	$6,889	$19,050	$(1,119)	$61	$31,764

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited Six Months Ended June 30, (Dollars in millions)	2019	2018
Cash Flows From Operating Activities:
Net income	$1,683	$1,613
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	327	285
Depreciation	212	210
Amortization of intangibles	64	64
Equity-based compensation expense	80	76
(Gain) loss on securities, net	—	(1)
Net change in operating assets and liabilities:
LHFS	(326)	(516)
Trading and equity securities	(1,081)	(187)
Other assets, accounts payable and other liabilities	(1,164)	59
Other, net	394	(176)
Net cash from operating activities	189	1,427
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4,110	160
Proceeds from maturities, calls and paydowns of AFS securities	1,848	1,990
Purchases of AFS securities	(5,828)	(1,989)
Proceeds from maturities, calls and paydowns of HTM securities	1,051	1,259
Purchases of HTM securities	—	(39)
Originations and purchases of loans and leases, net of principal collected	(3,947)	(2,957)
Other, net	(41)	13
Net cash from investing activities	(2,807)	(1,563)
Cash Flows From Financing Activities:
Net change in deposits	(1,573)	2,113
Net change in short-term borrowings	5,166	(1,362)
Proceeds from issuance of long-term debt	2,033	1,755
Repayment of long-term debt	(3,396)	(1,044)
Repurchase of common stock	—	(630)
Cash dividends paid on common stock	(619)	(582)
Cash dividends paid on preferred stock	(87)	(87)
Other, net	(192)	(57)
Net cash from financing activities	1,332	106
Net Change in Cash, Cash Equivalents and Restricted Cash	(1,286)	(30)
Cash, Cash Equivalents and Restricted Cash, January 1	3,987	3,083
Cash, Cash Equivalents and Restricted Cash, June 30	$2,701	$3,053
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$993	$619
Income taxes	324	(60)

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating and finance lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. BB&T uses an implicit interest rate in determining the present value of lease payments when readily determinable, and a collateralized incremental borrowing rate when an implicit rate is not available. Lease terms consider options to extend or terminate based on the determination of whether such renewal or termination options are deemed reasonably certain. Rent expense and rental income on operating leases is generally recorded using the straight-line method over the appropriate lease terms.

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

BB&T expects that the ACL could be materially higher; however, the magnitude of the increase, which is highly dependent on existing and forecasted economic conditions at the time of adoption, has not yet been quantified. BB&T performed limited parallel testing in the second quarter of 2019, and is currently conducting a more comprehensive parallel testing program that will include consideration of qualitative adjustments that among other things will include adjustments designed to capture an estimate for the inherent uncertainty related to forecasts of future economic conditions. In light of the anticipated merger with SunTrust, BB&T is also evaluating the impact of the merger on its CECL implementation project to ensure that its consolidated CECL estimate gives appropriate consideration to the acquired SunTrust loan portfolio.

NOTE 2. Business Combinations

On February 7, 2019, BB&T and SunTrust announced that both companies' Boards of Directors unanimously approved an agreement to combine in an all-stock merger-of-equals. Upon closing, each SunTrust share will be exchanged for 1.295 shares of BB&T stock. On July 10, 2019, BB&T received regulatory approval from the NCCOB for the pending merger-of-equals with SunTrust. The merger is expected to close late in the third or fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of remaining regulatory approvals. The merger is subject to a break-up fee of approximately $1.1 billion, payable in customary circumstances. On July 30, 2019, BB&T and SunTrust shareholders approved the merger. In addition, BB&T's shareholders approved Truist Financial Corporation to be the name of the new combined company.

10 BB&T Corporation

NOTE 3. Securities

The following tables summarize AFS and HTM securities:

June 30, 2019 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$1,120	$1	$9	$1,112
GSE	246	3	2	247
Agency MBS	23,428	184	171	23,441
States and political subdivisions	568	31	12	587
Non-agency MBS	207	175	—	382
Other	33	—	—	33
Total AFS securities	$25,602	$394	$194	$25,802
HTM securities:
U.S. Treasury	$1,099	$6	$—	$1,105
GSE	2,199	27	—	2,226
Agency MBS	16,186	101	56	16,231
States and political subdivisions	3	—	—	3
Other	—	—	—	—
Total HTM securities	$19,487	$134	$56	$19,565

December 31, 2018 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$3,503	$22	$84	$3,441
GSE	209	—	9	200
Agency MBS	20,927	15	787	20,155
States and political subdivisions	694	25	18	701
Non-agency MBS	321	184	—	505
Other	35	1	—	36
Total AFS securities	$25,689	$247	$898	$25,038
HTM securities:
U.S. Treasury	$1,099	$—	$6	$1,093
GSE	2,199	4	43	2,160
Agency MBS	17,248	27	487	16,788
States and political subdivisions	5	—	—	5
Other	1	—	—	1
Total HTM securities	$20,552	$31	$536	$20,047

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at June 30, 2019. The FNMA investments had total amortized cost and fair value of $13.6 billion. The FHLMC investments had total amortized cost and fair value of $9.5 billion.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans.

	AFS		HTM
June 30, 2019 (Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$346	$347	$—	$—
Due after one year through five years	1,011	1,002	3,300	3,332
Due after five years through ten years	278	280	563	564
Due after ten years	23,967	24,173	15,624	15,669
Total debt securities	$25,602	$25,802	$19,487	$19,565

BB&T Corporation 11

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2019 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$—	$—	$666	$9	$666	$9
GSE	—	—	171	2	171	2
Agency MBS	544	1	10,219	170	10,763	171
States and political subdivisions	101	1	197	11	298	12
Total	$645	$2	$11,253	$192	$11,898	$194
HTM securities:
Agency MBS	384	3	4,461	53	4,845	56
Total	$384	$3	$4,461	$53	$4,845	$56

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$111	$—	$2,121	$84	$2,232	$84
GSE	3	—	176	9	179	9
Agency MBS	322	2	18,478	785	18,800	787
States and political subdivisions	100	1	288	17	388	18
Total	$536	$3	$21,063	$895	$21,599	$898
HTM securities:
U.S. Treasury	$698	$3	$395	$3	$1,093	$6
GSE	—	—	1,749	43	1,749	43
Agency MBS	264	3	14,976	484	15,240	487
Total	$962	$6	$17,120	$530	$18,082	$536

Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

12 BB&T Corporation

NOTE 4. Loans and ACL

During the third quarter of 2019, a residential mortgage loan portfolio totaling approximately $4 billion is expected to be sold. The following tables present loans and leases HFI by aging category:

	Accruing
June 30, 2019 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$63,468	$32	$—	$193	$63,693
CRE	20,686	3	—	33	20,722
Lease financing	2,196	5	—	2	2,203
Retail:
Residential mortgage	31,673	480	350	104	32,607
Direct	11,370	58	10	54	11,492
Indirect	17,734	393	7	75	18,209
Revolving credit	3,197	28	14	—	3,239
PCI	378	17	26	—	421
Total	$150,702	$1,016	$407	$461	$152,586

	Accruing
December 31, 2018 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$61,701	$34	$—	$200	$61,935
CRE	20,990	5	—	65	21,060
Lease financing	2,014	1	—	3	2,018
Retail:
Residential mortgage	30,413	456	405	119	31,393
Direct	11,463	61	7	53	11,584
Indirect	16,901	436	6	82	17,425
Revolving credit	3,090	28	14	—	3,132
PCI	413	23	30	—	466
Total	$146,985	$1,044	$462	$522	$149,013

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off rather than reclassifying to nonperforming:

	June 30, 2019			December 31, 2018
(Dollars in millions)	Commercial & Industrial	CRE	Lease Financing	Commercial & Industrial	CRE	Lease Financing
Commercial:
Pass	$62,211	$20,315	$2,188	$60,655	$20,712	$2,012
Special mention	386	112	1	216	61	—
Substandard-performing	903	262	12	864	222	3
Nonperforming	193	33	2	200	65	3
Total	$63,693	$20,722	$2,203	$61,935	$21,060	$2,018

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$32,503	$11,438	$18,134	$31,274	$11,531	$17,343
Nonperforming	104	54	75	119	53	82
Total	$32,607	$11,492	$18,209	$31,393	$11,584	$17,425
BB&T Corporation 13

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2018
Commercial:
Commercial and industrial	$522	$(23)	$11	$25	$535
CRE	175	(2)	1	17	191
Lease financing	10	(1)	1	—	10
Retail:
Residential mortgage	216	(5)	1	9	221
Direct	99	(17)	6	9	97
Indirect	347	(82)	17	71	353
Revolving credit	104	(21)	5	17	105
PCI	25	—	—	(7)	18
ALLL	1,498	(151)	42	141	1,530
RUFC	116	—	—	(6)	110
ACL	$1,614	$(151)	$42	$135	$1,640

(Dollars in millions)	Balance at Apr 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2019
Commercial:
Commercial and industrial	$548	$(22)	$8	$40	$574
CRE	196	(18)	3	20	201
Lease financing	11	—	—	(1)	10
Retail:
Residential mortgage	225	(5)	—	4	224
Direct	96	(22)	7	18	99
Indirect	358	(91)	19	73	359
Revolving credit	119	(25)	4	22	120
PCI	8	—	—	—	8
ALLL	1,561	(183)	41	176	1,595
RUFC	98	—	—	(4)	94
ACL	$1,659	$(183)	$41	$172	$1,689

(Dollars in millions)	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2018
Commercial:
Commercial and industrial	$522	$(46)	$19	$40	$535
CRE	160	(8)	3	36	191
Lease financing	9	(2)	1	2	10
Retail:
Residential mortgage	209	(9)	1	20	221
Direct	106	(36)	12	15	97
Indirect	348	(189)	32	162	353
Revolving credit	108	(42)	10	29	105
PCI	28	—	—	(10)	18
ALLL	1,490	(332)	78	294	1,530
RUFC	119	—	—	(9)	110
ACL	$1,609	$(332)	$78	$285	$1,640

14 BB&T Corporation

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2019
Commercial:
Commercial and industrial	$546	$(39)	$14	$53	$574
CRE	190	(26)	4	33	201
Lease financing	11	(1)	—	—	10
Retail:
Residential mortgage	232	(10)	1	1	224
Direct	97	(40)	13	29	99
Indirect	356	(200)	36	167	359
Revolving credit	117	(51)	10	44	120
PCI	9	—	—	(1)	8
ALLL	1,558	(367)	78	326	1,595
RUFC	93	—	—	1	94
ACL	$1,651	$(367)	$78	$327	$1,689

The following table provides a summary of loans that are collectively evaluated for impairment:

	June 30, 2019		December 31, 2018
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$63,383	$546	$61,629	$521
CRE	20,667	197	20,960	181
Lease financing	2,201	10	2,015	11
Retail:
Residential mortgage	31,842	168	30,539	164
Direct	11,427	94	11,517	92
Indirect	17,873	298	17,099	299
Revolving credit	3,210	109	3,104	106
PCI	421	8	466	9
Total	$151,024	$1,430	$147,329	$1,383

BB&T Corporation 15

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Six Months Ended June 30, 2019 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$321	$89	$221	$28	$309	$3
CRE	62	5	50	4	100	1
Lease financing	2	—	2	—	2	—
Retail:
Residential mortgage	813	106	659	56	858	19
Direct	82	26	39	5	66	2
Indirect	346	5	331	61	328	26
Revolving credit	29	—	29	11	29	1
Total	$1,655	$231	$1,331	$165	$1,692	$52

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2018 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$318	$95	$211	$25	$343	$6
CRE	102	29	71	9	97	2
Lease financing	3	—	3	—	6	—
Retail:
Residential mortgage	904	122	732	68	841	34
Direct	86	26	41	5	72	4
Indirect	335	6	320	57	306	46
Revolving credit	28	—	28	11	29	1
Total	$1,776	$278	$1,406	$175	$1,694	$93

The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Performing TDRs:
Commercial:
Commercial and industrial	$84	$65
CRE	8	10
Retail:
Residential mortgage	581	656
Direct	53	55
Indirect	315	305
Revolving credit	29	28
Total performing TDRs	1,070	1,119
Nonperforming TDRs (also included in NPL disclosures)	135	176
Total TDRs	$1,205	$1,295
ALLL attributable to TDRs	$149	$146

16 BB&T Corporation

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	2019			2018
Three Months Ended June 30, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$24	$3	$1	$20	$33	$—
CRE	—	1	—	8	1	—
Retail:
Residential mortgage	49	6	3	58	5	4
Direct	2	1	—	2	1	—
Indirect	50	1	6	45	1	5
Revolving credit	5	—	1	4	—	1
Re-modification of previously designated TDRs	14	11	—	31	5	—

	2019			2018
Six Months Ended June 30, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$50	$6	$2	$30	$43	$—
CRE	1	1	—	27	2	—
Retail:
Residential mortgage	122	14	7	140	15	9
Direct	5	2	—	4	1	—
Indirect	98	2	12	87	2	10
Revolving credit	11	—	2	9	—	2
Re-modification of previously designated TDRs	37	16	—	52	10	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $21 million and $13 million for the three months ended June 30, 2019 and 2018, respectively, and $39 million and $36 million for the six months ended June 30, 2019 and 2018, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

Unearned income, discounts and net deferred loan fees and costs were immaterial for all periods presented. Residential mortgage loans in the process of foreclosure were $240 million at June 30, 2019 and $253 million at December 31, 2018.

BB&T Corporation 17

NOTE 5. Other Assets and Liabilities

Lessee Operating and Finance Leases

Operating lease costs were $49 million and $98 million for the three and six months ended June 30, 2019, respectively.

The following table presents additional information on operating and finance leases:

June 30, 2019 (Dollars in millions)	Operating Leases	Finance Leases
ROU assets	$842	$18
Maturities of lease liabilities:
2019	$86	$4
2020	195	7
2021	172	6
2022	148	5
2023	118	3
2024	92	2
Thereafter	289	3
Total lease payments	1,100	30
Less: imputed interest	139	5
Total lease liabilities	$961	$25
Weighted average remaining term	7.5 years	5.0 years
Weighted average discount rate	3.1%	7.1%

Lessor Operating Leases

The following tables present a summary of assets under operating leases and activity related to assets under operating leases. These tables exclude subleases on assets included in premises and equipment.

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Assets held under operating leases	$1,359	$1,378
Accumulated depreciation	(375)	(374)
Net	$984	$1,004

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Depreciation expense for assets under operating leases	$29	$30	$58	$60

The residual value of assets no longer under operating leases was immaterial.

NOTE 6. Goodwill and Other Intangible Assets

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2019			December 31, 2018
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$605	$(482)	$123	$605	$(460)	$145
Other, primarily customer relationship intangibles	1,331	(742)	589	1,329	(716)	613
Total	$1,936	$(1,224)	$712	$1,934	$(1,176)	$758

18 BB&T Corporation

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
UPB of residential mortgage loan servicing portfolio	$117,912	$118,605
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	85,060	87,270
Mortgage loans sold with recourse	387	419
Maximum recourse exposure from mortgage loans sold with recourse liability	209	223
Indemnification, recourse and repurchase reserves	21	24

As of / For the Six Months Ended June 30, (Dollars in millions)	2019	2018
UPB of residential mortgage loans sold from LHFS	$3,597	$5,536
Pre-tax gains recognized on mortgage loans sold and held for sale	48	74
Servicing fees recognized from mortgage loans serviced for others	123	128
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.07	4.01

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Six Months Ended June 30, (Dollars in millions)	2019	2018
Residential MSRs, carrying value, January 1	$957	$914
Additions	40	63
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(134)	67
OAS	37	17
Servicing costs	—	—
Realization of expected net servicing cash flows, passage of time and other	(70)	(70)
Residential MSRs, carrying value, June 30	$830	$991
Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$129	$(84)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2019			December 31, 2018
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	10.3%	13.4%	12.9%	9.1%	10.5%	9.9%
Effect on fair value of a 10% increase			$(40)			$(34)
Effect on fair value of a 20% increase			(77)			(66)
OAS	5.3%	7.8%	5.9%	6.6%	8.3%	7.0%
Effect on fair value of a 10% increase			$(18)			$(24)
Effect on fair value of a 20% increase			(34)			(47)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.2%
Adjustable-rate residential mortgage loans			0.8			0.8
Total			100.0%			100.0%
Weighted average life			5.1 years			6.1 years

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

BB&T Corporation 19

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
UPB of CRE mortgages serviced for others	$27,683	$27,761
CRE mortgages serviced for others covered by recourse provisions	4,691	4,699
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,312	1,317
Recorded reserves related to recourse exposure	6	6
CRE mortgages originated during the year-to-date period	3,218	7,072
Commercial MSRs at fair value	140	151

NOTE 8. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Noninterest-bearing deposits	$52,458	$53,025
Interest checking	28,021	28,130
Money market and savings	63,972	63,467
Time deposits	15,070	16,577
Total deposits	$159,521	$161,199
Time deposits greater than $250,000	$3,868	$5,713

NOTE 9. Long-Term Debt

The following table presents a summary of long-term debt:

	Jun 30, 2019							Dec 31, 2018
				Stated Rate		Effective Rate	Carrying Amount	Carrying Amount
(Dollars in millions)	Maturity			Min	Max
BB&T Corporation:
Fixed rate senior notes	2020	to	2025	2.05%	5.38%	2.91%	$10,675	$10,408
Floating rate senior notes	2020		2022	2.80	3.31	3.08	1,948	2,398
Fixed rate subordinated notes	2019		2029	3.88	5.25	2.50	1,586	903
Branch Bank:
Fixed rate senior notes	2020		2022	2.10	2.85	2.54	3,449	4,895
Floating rate senior notes	2020		2020	2.74	3.05	3.01	900	1,149
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.09	2,178	2,075
FHLB advances (1)	2019		2034	—	5.50	2.77	1,743	1,749
Other long-term debt							161	132
Total long-term debt							$22,640	$23,709

(1)	FHLB advances had a weighted average maturity of 3.5 years at June 30, 2019.

The effective rates above reflect the impact of fair value hedges and debt issuance costs. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During the third quarter of 2019, BB&T issued $1.0 billion in fixed rate medium term notes with a maturity date of 2024.

20 BB&T Corporation

NOTE 10. Shareholders' Equity

Preferred Stock

On July 29, 2019, BB&T issued $1.7 billion of series N non-cumulative perpetual preferred stock with a stated dividend rate of 4.800% per annum for net proceeds of $1.7 billion. Dividends, if declared by the Board of Directors, are payable on the first day of March and September of each year, commencing on March 1, 2020. The dividend rate will reset on September 1, 2024, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 3.003%. BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of the 68,000 shares of the Company's series N preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after September 1, 2024.

Dividends

The following table presents the dividends declared related to common stock. For information related to preferred stock dividends, see Note 9. Shareholders' Equity of the Annual Report on Form 10-K for the year ended December 31, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash dividends declared per share	$0.405	$0.375	$0.810	$0.750

Equity-Based Compensation Plans

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2019	12,060	$38.03
Granted	3,914	44.39
Vested	(3,262)	35.07
Forfeited	(204)	43.86
Nonvested at June 30, 2019	12,508	40.69

BB&T Corporation 21

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans, and unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, April 1, 2018	$(990)	$(14)	$(624)	$(17)	$(1,645)
OCI before reclassifications, net of tax	—	23	(100)	(2)	(79)
Amounts reclassified from AOCI:
Before tax	18	3	1	1	23
Tax effect	5	—	—	—	5
Amounts reclassified, net of tax	13	3	1	1	18
Total OCI, net of tax	13	26	(99)	(1)	(61)
AOCI balance, June 30, 2018	$(977)	$12	$(723)	$(18)	$(1,706)
AOCI balance, April 1, 2019	$(1,147)	$(65)	$(191)	$(18)	$(1,421)
OCI before reclassifications, net of tax	—	(61)	346	—	285
Amounts reclassified from AOCI:
Before tax	24	2	(6)	—	20
Tax effect	5	—	(2)	—	3
Amounts reclassified, net of tax	19	2	(4)	—	17
Total OCI, net of tax	19	(59)	342	—	302
AOCI balance, June 30, 2019	$(1,128)	$(124)	$151	$(18)	$(1,119)

Six Months Ended June 30, 2019 and 2018 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2018	$(1,004)	$(92)	$(356)	$(15)	$(1,467)
OCI before reclassifications, net of tax	—	93	(382)	(4)	(293)
Amounts reclassified from AOCI:
Before tax	36	14	20	1	71
Tax effect	9	3	5	—	17
Amounts reclassified, net of tax	27	11	15	1	54
Total OCI, net of tax	27	104	(367)	(3)	(239)
AOCI balance, June 30, 2018	(977)	12	(723)	(18)	(1,706)
AOCI balance, January 1, 2019	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
OCI before reclassifications, net of tax	—	(91)	660	2	571
Amounts reclassified from AOCI:
Before tax	47	(3)	(12)	—	32
Tax effect	11	(1)	(3)	—	7
Amounts reclassified, net of tax	36	(2)	(9)	—	25
Total OCI, net of tax	36	(93)	651	2	596
AOCI balance, June 30, 2019	$(1,128)	$(124)	$151	$(18)	$(1,119)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Net interest income	Net interest income
22 BB&T Corporation

NOTE 12. Income Taxes

The effective tax rates for the three months ended June 30, 2019 and 2018 were 20.9% and 19.7%, respectively.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 19.6% and 19.4%, respectively.

NOTE 13. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Service cost	Personnel expense	$55	$60	$109	$120
Interest cost	Other expense	54	50	111	100
Estimated return on plan assets	Other expense	(114)	(112)	(227)	(224)
Amortization and other	Other expense	26	19	51	39
Net periodic benefit cost		$21	$17	$44	$35

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $549 million were made during the six months ended June 30, 2019. There are no required contributions for the remainder of 2019, though BB&T may elect to make additional discretionary contributions.

NOTE 14. Commitments and Contingencies

The following table summarizes certain commitments and contingencies. Refer to Note 15. Fair Value Disclosures for additional disclosures related to off-balance sheet financial instruments.

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Investments in affordable housing projects:
Carrying amount	$2,178	$2,088
Amount of future funding commitments included in carrying amount	914	919
Lending exposure	410	460
Tax credits subject to recapture	513	523
Private equity investments:
Carrying amount	525	458
Amount of future funding commitments not included in carrying amount	312	331

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

BB&T Corporation 23

Following the announcement of the proposed merger with SunTrust, six civil actions were filed challenging, among other things, the adequacy of the disclosures contained in the preliminary proxy statement/prospectus filed with the SEC in connection with the proposed transaction. Five of these suits were filed by purported SunTrust stockholders against SunTrust and its board of directors, with one suit also asserting a claim against BB&T. The sixth suit was filed by a purported BB&T stockholder against BB&T and its board of directors. Following discussions, SunTrust and BB&T reached agreement with plaintiffs to resolve these actions by making certain supplemental disclosures in the joint proxy statement/prospectus filed with the SEC in connection with the proposed transaction, which became definitive on June 19, 2019. To date, one of the suits filed by purported SunTrust stockholders has been dismissed with prejudice, and the suit filed by a purported BB&T stockholder has been discontinued with prejudice. Plaintiffs in the four remaining suits have similarly agreed to dismiss their actions in their entirety, with prejudice as to the named plaintiffs only and without prejudice to all other members of the putative class.

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

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Pledged securities	$13,782	$13,237
Pledged loans	79,303	77,847

24 BB&T Corporation

NOTE 15. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2019 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
AFS securities:
U.S. Treasury	$1,112	$—	$1,112	$—	$—
GSE	247	—	247	—	—
Agency MBS	23,441	—	23,441	—	—
States and political subdivisions	587	—	587	—	—
Non-agency MBS	382	—	—	382	—
Other	33	—	33	—	—
Total AFS securities	25,802	—	25,420	382	—
LHFS	1,237	—	1,237	—	—
MSRs	970	—	—	970	—
Other assets:
Trading and equity securities	1,848	413	1,435	—	—
Derivative assets	498	—	638	18	(158)
Private equity investments	449	—	—	449	—
Total assets	$30,804	$413	$28,730	$1,819	$(158)
Liabilities:
Derivative liabilities	$35	$—	$156	$11	$(132)
Securities sold short	188	—	188	—	—
Total liabilities	$223	$—	$344	$11	$(132)

December 31, 2018 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
AFS securities:
U.S. Treasury	$3,441	$—	$3,441	$—	$—
GSE	200	—	200	—	—
Agency MBS	20,155	—	20,155	—	—
States and political subdivisions	701	—	701	—	—
Non-agency MBS	505	—	114	391	—
Other	36	—	36	—	—
Total AFS securities	25,038	—	24,647	391	—
LHFS	988	—	988	—	—
MSRs	1,108	—	—	1,108	—
Other assets:
Trading and equity securities	767	374	390	3	—
Derivative assets	246	—	234	12	—
Private equity investments	393	—	—	393	—
Total assets	$28,540	$374	$26,259	$1,907	$—
Liabilities:
Derivative liabilities	$247	$1	$246	$—	$—
Securities sold short	145	—	145	—	—
Total liabilities	$392	$1	$391	$—	$—
(1) Refer to Note 16. Derivative Financial Instruments for additional discussion on netting adjustments.

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

BB&T Corporation 25

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

Non-agency MBS: Pricing matrices for these securities are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above. Non-agency MBS include investments in Re-REMIC trusts that primarily hold non-agency MBS, which are valued based on broker pricing models that use baseline securities yields and tranche-level yield adjustments to discount cash flows modeled using market convention prepayment speed and default assumptions.

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

26 BB&T Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended (Dollars in millions)	Trading and Equity Securities	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at April 1, 2018	$—	$441	$1,119	$7	$400
Total realized and unrealized gains (losses):
Included in earnings	—	7	23	1	5
Included in unrealized net holding gains (losses) in OCI	—	(9)	—	—	—
Purchases	1	—	—	—	3
Issuances	—	—	46	11	—
Sales	(1)	—	—	—	—
Settlements	—	(14)	(45)	(15)	(9)
Balance at June 30, 2018	$—	$425	$1,143	$4	$399
Balance at April 1, 2019	$11	$386	$1,036	$7	$388
Total realized and unrealized gains (losses):
Included in earnings	—	(7)	(51)	13	1
Included in unrealized net holding gains (losses) in OCI	—	11	—	—	—
Purchases	—	—	—	—	61
Issuances	—	—	30	17	—
Sales	(11)	—	—	—	(1)
Settlements	—	(8)	(45)	(20)	—
Transfers into Level 3	—	—	—	(10)	—
Balance at June 30, 2019	$—	$382	$970	$7	$449
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2019	$—	$(7)	$(51)	$17	$—

Six Months Ended June 30, 2019 and 2018 (Dollars in millions)	Trading and Equity Securities	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2018	$—	$432	$1,056	$3	$404
Total realized and unrealized gains (losses):
Included in earnings	—	6	91	1	11
Included in unrealized net holding gains (losses) in OCI	—	14	—	—	—
Purchases	1	—	—	—	27
Issuances	—	—	83	6	—
Sales	(1)	—	—	—	(24)
Settlements	—	(27)	(87)	(6)	(19)
Balance at June 30, 2018	$—	$425	$1,143	$4	$399
Balance at January 1, 2019	$3	$391	$1,108	$12	$393
Total realized and unrealized gains (losses):
Included in earnings	—	(5)	(105)	21	24
Included in unrealized net holding gains (losses) in OCI	—	12	—	—	—
Purchases	15	—	—	—	68
Issuances	—	—	52	34	—
Sales	(18)	—	—	—	(34)
Settlements	—	(16)	(85)	(50)	(2)
Transfers into Level 3	—	—	—	(10)	—
Balance at June 30, 2019	$—	$382	$970	$7	$449
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2019	$—	$(5)	$(105)	$18	$4
Primary income statement location of realized gains (losses) included in earnings	Interest income	Interest income	Mortgage banking income	Mortgage banking income	Other income

BB&T Corporation 27

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At June 30, 2019, the fair value of Re-REMIC non-agency MBS represented a discount of 21.7% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2029, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of June 30, 2019, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 6x to 12x, with a weighted average of 9x, at June 30, 2019.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	June 30, 2019			December 31, 2018
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
LHFS at fair value	$1,237	$1,221	$16	$988	$975	$13

Excluding government guaranteed, LHFS that were nonperforming or 90 days or more past due and still accruing interest were not material at June 30, 2019.

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

	2019		2018
As of / For The Six Months Ended June 30, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$113	$(20)	$174	$(22)
Foreclosed real estate	36	(117)	43	(114)

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

28 BB&T Corporation

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

Financial assets and liabilities not recorded at fair value are summarized below:

		June 30, 2019		December 31, 2018
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$19,487	$19,565	$20,552	$20,047
Loans and leases HFI, net of ALLL	Level 3	150,991	150,295	147,455	145,591
Financial liabilities:
Time deposits	Level 2	15,070	15,141	16,577	16,617
Long-term debt	Level 2	22,640	23,005	23,709	23,723

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	June 30, 2019		December 31, 2018
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$75,677	$262	$72,435	$280
Residential mortgage loans sold with recourse	387	3	419	3
CRE mortgages serviced for others covered by recourse provisions	4,691	6	4,699	6
Letters of credit	2,269	16	2,389	18

BB&T Corporation 29

NOTE 16. Derivative Financial Instruments

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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

30 BB&T Corporation

Impact of Derivatives on the Consolidated Balance Sheets

In the second quarter of 2019, BB&T began applying the offsetting provisions for contracts that are covered by legally enforceable master netting agreements. Application of these provisions was not material to BB&T's consolidated financial statements. Gross amounts are presented in the December 31, 2018 consolidated balance sheet. The following table presents the notional amount and estimated fair value of derivative instruments:

		June 30, 2019			December 31, 2018
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$2,500	$—	$—	$6,500	$—	$—
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	11,529	108	(25)	12,908	5	(74)
Options	Long-term debt	4,785	—	(2)	4,785	—	(2)
Pay fixed swaps	Commercial loans	419	—	—	505	2	—
Pay fixed swaps	Municipal securities	151	—	—	259	—	—
Total		16,884	108	(27)	18,457	7	(76)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		12,709	471	(6)	11,577	128	(98)
Pay fixed swaps		12,520	1	(68)	11,523	19	(32)
Other		1,342	2	(3)	1,143	2	(3)
Forward commitments		5,345	20	(27)	2,883	11	(13)
Foreign exchange contracts		524	1	(3)	529	5	(2)
Total		32,440	495	(107)	27,655	165	(148)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,779	18	(1)	702	12	—
When issued securities, forward rate agreements and forward commitments		2,339	3	(28)	1,753	2	(20)
Other		56	—	—	271	2	(1)
Total		4,174	21	(29)	2,726	16	(21)
MSRs:
Interest rate contracts:
Receive fixed swaps		3,381	—	—	4,328	—	—
Pay fixed swaps		2,442	1	—	3,224	—	—
Options		1,203	22	—	3,155	48	(2)
When issued securities, forward rate agreements and forward commitments		1,841	9	(4)	1,590	10	—
Other		102	—	—	103	—	—
Total		8,969	32	(4)	12,400	58	(2)
Total derivatives not designated as hedges		45,583	548	(140)	42,781	239	(171)
Total derivatives		$64,967	656	(167)	$67,738	246	(247)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements			(57)	57		(47)	47
Cash collateral (received) posted for amounts subject to master netting arrangements			(101)	75		(53)	82
Net amount			$498	$(35)		$146	$(118)

Derivative instruments under master netting agreements			$159	$(141)		$102	$(131)
Derivative instruments not under master netting agreements			497	(26)		144	(116)
Total derivatives			$656	$(167)		$246	$(247)

BB&T Corporation 31

The following table presents additional information for fair value hedging relationships:

	June 30, 2019			December 31, 2018
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$467	$13	$56	$493	$5	$54
Loans and leases	572	21	(1)	562	—	(3)
Long-term debt	13,652	212	(1)	15,397	(98)	12

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.
The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Pre-tax gain (loss) recognized in OCI:
Deposits	$(33)	$8	$(43)	$29
Short-term borrowings	12	2	2	2
Long-term debt	(58)	21	(78)	93
Total	$(79)	$31	(119)	$124
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(1)	(1)	1	(3)
Short-term borrowings	—	—	1	—
Long-term debt	(1)	(2)	1	(11)
Total	$(2)	$(3)	$3	$(14)

The following table summarizes the impact on net interest income related to fair value hedges, which consist of interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
AFS securities:
Amounts related to interest settlements	$—	$(2)	$—	$(4)
Recognized on derivatives	(10)	5	(17)	16
Recognized on hedged items	8	(5)	13	(16)
Net income (expense) recognized	(2)	(2)	(4)	$(4)
Loans and leases:
Amounts related to interest settlements	—	(1)	—	(1)
Recognized on derivatives	(14)	3	(22)	6
Recognized on hedged items	14	(3)	22	(6)
Net income (expense) recognized	—	(1)	—	(1)
Long-term debt:
Amounts related to interest settlements	(16)	(7)	(38)	1
Recognized on derivatives	192	(62)	308	(243)
Recognized on hedged items	(188)	75	(296)	267
Net income (expense) recognized	(12)	6	(26)	25
Net income (expense) recognized, total	$(14)	$3	$(30)	$20

32 BB&T Corporation

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)		2019	2018	2019	2018
Client-related and other risk management:
Interest rate contracts	Other noninterest income	$16	$10	$26	$25
Foreign exchange contracts	Other noninterest income	(1)	6	1	13
Mortgage banking:
Interest rate contracts	Mortgage banking income	(2)	(8)	(5)	(4)
MSRs:
Interest rate contracts	Mortgage banking income	83	(23)	137	(90)
Total		$96	$(15)	$159	$(56)

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(12)	$(18)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(112)	(13)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(45)	4
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	1 year	4 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$(56)	$(39)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(1)	15

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

Derivatives Credit Risk – Risk Participation Agreements

BB&T has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. These amounts are included with other client-related and other risk management interest rate contracts in the table presenting the impact of derivatives on the consolidated balance sheets. The following table presents additional information related to interest rate derivative risk participation agreements:

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Notional amount	$752	$446
Maximum exposure assuming all underlying third party customers referenced in the interest rate contracts defaulted in a zero LIBOR rate environment	47	26
BB&T Corporation 33

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Jun 30, 2019	Dec 31, 2018
Dealer counterparties:
Cash collateral received from dealer counterparties	$103	$56
Derivatives in a net gain position secured by collateral received	102	55
Unsecured positions in a net gain with dealer counterparties after collateral postings	1	2
Cash collateral posted to dealer counterparties	62	75
Derivatives in a net loss position secured by collateral received	60	76
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	—	1
Central clearing parties:
Cash collateral, including initial margin, posted to central clearing parties	21	17
Derivatives in a net loss position	24	8
Securities pledged to central clearing parties	138	124

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2019	2018	2019	2018
Net income available to common shareholders	$842	$775	$1,591	$1,520
Weighted average number of common shares	765,958	775,836	765,052	777,716
Effect of dilutive outstanding equity-based awards	8,645	9,914	9,277	10,646
Weighted average number of diluted common shares	774,603	785,750	774,329	788,362
Basic EPS	$1.10	$1.00	$2.08	$1.95
Diluted EPS	$1.09	$0.99	$2.06	$1.93
Anti-dilutive awards	26	—	18	45

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

34 BB&T Corporation

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CB-Retail		CB-Commercial		FS&CF
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$850	$853	$541	$491	$197	$169
Net intersegment interest income (expense)	126	69	47	54	13	19
Segment net interest income	976	922	588	545	210	188
Allocated provision for credit losses	123	110	39	43	14	(4)
Segment net interest income after provision	853	812	549	502	196	192
Noninterest income	387	355	114	110	329	303
Noninterest expense	654	659	255	254	311	312
Income (loss) before income taxes	586	508	408	358	214	183
Provision (benefit) for income taxes	141	125	89	80	45	38
Segment net income (loss)	$445	$383	$319	$278	$169	$145

	IH		OT&C (1)		Total
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$35	$29	$67	$115	$1,690	$1,657
Net intersegment interest income (expense)	(10)	(7)	(176)	(135)	—	—
Segment net interest income	25	22	(109)	(20)	1,690	1,657
Allocated provision for credit losses	2	—	(6)	(14)	172	135
Segment net interest income after provision	23	22	(103)	(6)	1,518	1,522
Noninterest income	570	484	(48)	(30)	1,352	1,222
Noninterest expense	444	408	87	87	1,751	1,720
Income (loss) before income taxes	149	98	(238)	(123)	1,119	1,024
Provision (benefit) for income taxes	38	25	(79)	(66)	234	202
Segment net income (loss)	$111	$73	$(159)	$(57)	$885	$822

Six Months Ended June 30, (Dollars in millions)	CB-Retail		CB-Commercial		FS&CF
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$1,693	$1,690	$1,077	$955	$386	$328
Net intersegment interest income (expense)	235	117	91	124	34	37
Segment net interest income	1,928	1,807	1,168	1,079	420	365
Allocated provision for credit losses	253	232	58	80	15	(9)
Segment net interest income after provision	1,675	1,575	1,110	999	405	374
Noninterest income	709	695	223	216	613	604
Noninterest expense	1,299	1,319	506	507	608	613
Income (loss) before income taxes	1,085	951	827	708	410	365
Provision (benefit) for income taxes	261	234	180	159	85	76
Segment net income (loss)	$824	$717	$647	$549	$325	$289

Identifiable assets (period end)	$76,246	$72,696	$56,450	$57,011	$33,595	$30,446

	IH		OT&C (1)		Total
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$69	$55	$161	$262	$3,386	$3,290
Net intersegment interest income (expense)	(21)	(13)	(339)	(265)	—	—
Segment net interest income	48	42	(178)	(3)	3,386	3,290
Allocated provision for credit losses	5	1	(4)	(19)	327	285
Segment net interest income after provision	43	41	(174)	16	3,059	3,005
Noninterest income	1,085	923	(76)	(36)	2,554	2,402
Noninterest expense	861	783	245	184	3,519	3,406
Income (loss) before income taxes	267	181	(495)	(204)	2,094	2,001
Provision (benefit) for income taxes	68	46	(183)	(127)	411	388
Segment net income (loss)	$199	$135	$(312)	$(77)	$1,683	$1,613

Identifiable assets (period end)	$7,162	$6,321	$57,419	$56,207	$230,872	$222,681

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation 35

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

In July 2019, the federal bank regulatory agencies issued a final rule that reduces regulatory burden by simplifying the capital treatment for mortgage servicing rights, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interest. The final rule applies to non-advanced approaches banking organizations and is effective April 1, 2020.

Executive Overview

Overview of Significant Events and Financial Results

On February 7, 2019, BB&T entered into an agreement and plan of merger, by and between BB&T and SunTrust, pursuant to which SunTrust will merge with and into BB&T, with BB&T as the surviving entity in the merger. Immediately following the merger, SunTrust's wholly owned subsidiary, SunTrust Bank, will merge with and into Branch Bank, with Branch Bank as the surviving entity. Under the terms of the merger agreement, shareholders of SunTrust will receive 1.295 shares of BB&T common stock for each share of SunTrust common stock. The merger agreement was unanimously approved by both companies' Boards of Directors. The merger is expected to close late in the third or fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of remaining regulatory approvals. The merger is subject to a mutual break-up fee of approximately $1.1 billion, payable in customary circumstances. Merger-of-equals updates include:

•	On July 10, 2019, BB&T received regulatory approval from the NCCOB for the pending merger-of-equals with SunTrust. Management is continuing to work with regulators on the remaining approvals.

•
On July 16, 2019, BB&T and SunTrust announced the Truist Bank Community Benefits Plan under which the combined company will lend or invest $60 billion to low and moderate-income borrowers and communities over a three-year period from 2020 to 2022.

•	Management agreed on a one-time bonus to be paid to certain associates of Truist following the closing of the merger. The estimated bonus payments total approximately $70 million.

•	On July 24, 2019, BB&T and SunTrust Executives attended a U.S. House Committee on Financial Services hearing.

•	On July 30, 2019, BB&T and SunTrust shareholders approved the merger. In addition, BB&T's shareholders approved Truist Financial Corporation to be the name of the combined company.

Consolidated net income available to common shareholders for the second quarter of 2019 was $842 million. On a diluted per common share basis, earnings for the second quarter of 2019 were $1.09, an increase of $0.10 compared to the second quarter of 2018.

BB&T's results of operations for the second quarter of 2019 produced an annualized return on average assets of 1.55% and an annualized return on average common shareholders' equity of 11.98%, compared to ratios for the same quarter of the prior year of 1.49% and 11.74%, respectively.

Total revenues on a TE basis were $3.1 billion for the second quarter of 2019, an increase of $165 million compared to the same period in 2018, which reflects an increase of $35 million in TE net interest income and an increase of $130 million in noninterest income.

The provision for credit losses was $172 million compared to $135 million for the second quarter of 2018. Net charge-offs were 0.38% of average loans and leases on an annualized basis for the second quarter of 2019, up eight basis point compared to the second quarter of 2018.

36 BB&T Corporation

Noninterest income for the second quarter of 2019 was up $130 million compared to the earlier quarter primarily due to increases in insurance income, mortgage banking income, and investment banking and brokerages fees and commissions.

Noninterest expense for the second quarter of 2019 was up $31 million compared to the earlier quarter. Excluding merger-related and restructuring charges and incremental operating expenses related to the merger, noninterest expense was up $23 million.

The provision for income taxes was $234 million for the second quarter of 2019, compared to $202 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2019 of 20.9%, compared to 19.7% for the earlier quarter.

BB&T declared common dividends of $0.405 per share during the second quarter of 2019, which resulted in a dividend payout ratio of 36.8%. The Board of Directors approved a proposal to increase the dividend 11.1% to $0.45 per share at their July meeting. As previously communicated, BB&T has suspended its share repurchase program due to the merger-of-equals.

Analysis of Results of Operations

Net Interest Income and NIM

Second Quarter 2019 compared to Second Quarter 2018

Net interest income on a TE basis was $1.7 billion for the second quarter of 2019, an increase of $35 million compared to the same period in 2018. Interest income increased $214 million, which reflects higher rates and loan growth. Interest expense increased $179 million primarily due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.42%, down three basis points compared to the earlier quarter. Average earning assets increased $5.7 billion. The increase in average earning assets reflects a $5.8 billion increase in average total loans and leases. Average interest-bearing liabilities increased $6.1 billion compared to the earlier quarter. Average interest-bearing deposits increased $3.5 billion and average short-term borrowings increased $3.0 billion, while average long-term debt decreased $406 million. The annualized yield on the total loan portfolio for the second quarter of 2019 was 5.05%, up 35 basis points compared to the earlier quarter, reflecting the impact of rate increases. The annualized yield on the average securities portfolio was 2.62%, up nine basis points compared to the earlier period.

The average annualized cost of total deposits was 0.68%, up 31 basis points compared to the earlier quarter. The average annualized cost of interest-bearing deposits was 1.02%, up 45 basis points compared to the earlier quarter. The average annualized rate on long-term debt was 3.33%, up 52 basis points compared to the earlier quarter. The average annualized rate on short-term borrowings was 2.40%, up 63 basis points compared to the earlier quarter. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

Six Months of 2019 compared to Six Months of 2018

Net interest income on a TE basis was $3.4 billion for the six months ended June 30, 2019, an increase of $99 million compared to the same period in 2018. Interest income increased $467 million, which reflects higher rates and loan growth. Interest expense increased $368 million primarily due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.47% for the six months ended June 30, 2019, up two basis points compared to the same period of 2018. The annualized TE yield for the total loan portfolio for the six months ended June 30, 2019 was 5.05%, up 42 basis points compared to the corresponding period of 2018. The increase was primarily due to rate increases. The annualized TE yield on the average securities portfolio for the six months ended June 30, 2019 was 2.61%, up 13 basis points compared to the same period of 2018.

The average annualized cost of total deposits for the six months ended June 30, 2019 was 0.66%, up 32 basis points compared to the prior year. The average annualized cost of interest-bearing deposits for the six months ended June 30, 2019 was 0.99%, up 47 basis points compared to the prior year. The average annualized rate on short-term borrowings was 2.37% for the six months ended June 30, 2019, up 77 basis points compared to the same period in 2018. The average annualized rate on long-term debt for the six months ended June 30, 2019 was 3.31%, up 64 basis points compared to the same period in 2018. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

The major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

BB&T Corporation 37

Table 1-1: TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, (Dollars in millions)	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2019	2018	2019	2018	2019	2018		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,662	$3,537	2.04%	1.80%	$14	$17	$(3)	$2	$(5)
GSE	2,440	2,384	2.25	2.23	13	14	(1)	—	(1)
Agency MBS	40,112	39,777	2.57	2.44	258	241	17	15	2
States and political subdivisions	566	1,051	4.37	3.79	6	8	(2)	1	(3)
Non-agency MBS	302	354	13.28	17.35	10	17	(7)	(4)	(3)
Other	33	42	3.85	3.26	1	—	1	—	1
Total securities	46,115	47,145	2.62	2.53	302	297	5	14	(9)
Other earning assets (3)	3,167	2,197	2.59	2.24	20	13	7	2	5
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	62,563	59,548	4.35	3.92	679	580	99	68	31
CRE	20,748	21,546	5.03	4.64	260	252	8	18	(10)
Lease financing	2,122	1,862	3.29	3.05	17	12	5	2	3
Residential mortgage	32,066	29,272	4.00	4.01	321	291	30	(1)	31
Direct	11,506	11,680	5.80	5.10	166	150	16	18	(2)
Indirect	17,879	16,804	7.99	7.46	356	311	45	24	21
Revolving credit	3,151	2,831	9.39	9.16	74	67	7	2	5
PCI	432	559	21.63	18.92	24	26	(2)	4	(6)
Total loans and leases HFI	150,467	144,102	5.05	4.70	1,897	1,689	208	135	73
LHFS	1,090	1,650	4.17	4.02	11	17	(6)	1	(7)
Total loans and leases	151,557	145,752	5.05	4.70	1,908	1,706	202	136	66
Total earning assets	200,839	195,094	4.45	4.14	2,230	2,016	214	152	62
Nonearning assets	28,410	26,250
Total assets	$229,249	$221,344
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,708	$26,969	0.65	0.42	45	29	16	15	1
Money market and savings	63,394	62,105	1.03	0.56	163	86	77	75	2
Time deposits	15,730	13,966	1.58	0.86	63	30	33	29	4
Foreign deposits - interest-bearing	379	673	2.43	1.77	2	3	(1)	1	(2)
Total interest-bearing deposits (7)	107,211	103,713	1.02	0.57	273	148	125	120	5
Short-term borrowings	8,367	5,323	2.40	1.77	50	23	27	10	17
Long-term debt	23,233	23,639	3.33	2.81	193	166	27	30	(3)
Total interest-bearing liabilities	138,811	132,675	1.49	1.02	516	337	179	160	19
Noninterest-bearing deposits (7)	52,680	53,963
Other liabilities	6,457	5,121
Shareholders' equity	31,301	29,585
Total liabilities and shareholders' equity	$229,249	$221,344
Average interest-rate spread			2.96%	3.12%
NIM/net interest income			3.42%	3.45%	$1,714	$1,679	$35	$(8)	$43
Taxable-equivalent adjustment					$24	$22

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

(7)	Total deposit costs were 0.68% and 0.37% for the three months ended June 30, 2019 and 2018, respectively.

38 BB&T Corporation

Table 1-2: TE Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, (Dollars in millions)	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2019	2018	2019	2018	2019	2018		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,980	$3,538	2.02%	1.79%	$30	$32	$(2)	$4	$(6)
GSE	2,429	2,384	2.24	2.23	27	27	—	—	—
Agency MBS	40,078	40,292	2.58	2.43	516	489	27	30	(3)
States and political subdivisions	593	1,133	4.04	3.78	12	19	(7)	1	(8)
Non-agency MBS	308	364	12.89	12.41	20	24	(4)	1	(5)
Other	35	45	3.90	2.73	1	—	1	1	—
Total securities	46,423	47,756	2.61	2.48	606	591	15	37	(22)
Other earning assets (3)	2,684	2,223	3.98	3.40	53	38	15	7	8
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	61,970	59,090	4.34	3.82	1,335	1,117	218	160	58
CRE	20,826	21,472	5.05	4.56	521	486	35	50	(15)
Lease financing	2,071	1,867	3.31	3.03	34	26	8	4	4
Residential mortgage	31,720	29,049	4.07	4.01	645	580	65	9	56
Direct	11,500	11,735	5.77	5.00	329	291	38	44	(6)
Indirect	17,609	16,859	7.95	7.39	694	615	79	50	29
Revolving credit	3,131	2,815	9.44	9.05	147	134	13	4	9
PCI	444	595	19.77	19.07	44	56	(12)	2	(14)
Total loans and leases HFI	149,271	143,482	5.06	4.64	3,749	3,305	444	323	121
LHFS	910	1,352	4.25	3.87	19	26	(7)	2	(9)
Total loans and leases	150,181	144,834	5.05	4.63	3,768	3,331	437	325	112
Total earning assets	199,288	194,813	4.47	4.09	4,427	3,960	467	369	98
Nonearning assets	28,133	26,568
Total assets	$227,421	$221,381
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,665	$27,119	0.62	0.39	85	54	31	30	1
Money market and savings	63,360	61,899	0.99	0.50	313	153	160	156	4
Time deposits	16,059	13,907	1.54	0.77	123	53	70	61	9
Foreign deposits - interest-bearing	400	803	2.43	1.57	5	6	(1)	3	(4)
Total interest-bearing deposits (7)	107,484	103,728	0.99	0.52	526	266	260	250	10
Short-term borrowings	7,003	5,399	2.37	1.60	82	43	39	24	15
Long-term debt	23,240	23,658	3.31	2.67	385	316	69	75	(6)
Total interest-bearing liabilities	137,727	132,785	1.45	0.94	993	625	368	349	19
Noninterest-bearing deposits (7)	52,484	53,681
Other liabilities	6,287	5,359
Shareholders' equity	30,923	29,556
Total liabilities and shareholders' equity	$227,421	$221,381
Average interest-rate spread			3.02%	3.15%
NIM/net interest income			3.47%	3.45%	$3,434	$3,335	$99	$20	$79
Taxable-equivalent adjustment					$48	$45

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

(7)	Total deposit costs were 0.66% and 0.34% for the six months ended June 30, 2019 and 2018, respectively.

BB&T Corporation 39

Provision for Credit Losses

Second Quarter 2019 compared to Second Quarter 2018

The provision for credit losses was $172 million, compared to $135 million for the earlier quarter. Net charge-offs for the second quarter of 2019 totaled $142 million compared to $109 million in the earlier period.

Net charge-offs were 0.38% of average loans and leases on an annualized basis for the second quarter of 2019, up eight basis points compared to the second quarter of 2018. The increase in net charge-offs was primarily related to CRE and indirect loans.

Six Months of 2019 compared to Six Months of 2018

The provision for credit losses totaled $327 million for the six months ended June 30, 2019, compared to $285 million for 2018. The ratio of the ALLL to net charge-offs was 2.74X for 2019, compared to 2.99X for 2018.

Net charge-offs for the six months ended June 30, 2019 were $289 million, compared to $254 million for the six months ended June 30, 2018. Net charge-offs were 0.39% of average loans and leases for the six months ended June 30, 2019, compared to 0.36% of average loans and leases for 2018. The increase in net charge-offs was primarily related to CRE, indirect and revolving credit loans.

Noninterest Income

Noninterest income is a significant contributor to BB&T's financial results. Management focuses on diversifying its sources of revenue to further reduce BB&T's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Insurance income	$566	$481	17.7%	$1,076	$917	17.3%
Service charges on deposits	181	179	1.1	352	344	2.3
Investment banking and brokerage fees and commissions	131	109	20.2	242	222	9.0
Mortgage banking income	113	94	20.2	176	193	(8.8)
Trust and investment advisory revenues	70	72	(2.8)	138	144	(4.2)
Bankcard fees and merchant discounts	77	72	6.9	147	141	4.3
Checkcard fees	59	57	3.5	114	109	4.6
Operating lease income	35	36	(2.8)	70	73	(4.1)
Income from bank-owned life insurance	34	30	13.3	62	61	1.6
Securities gains (losses), net	—	1	NM	—	1	NM
Other income	86	91	(5.5)	177	197	(10.2)
Total noninterest income	$1,352	$1,222	10.6	$2,554	$2,402	6.3

Second Quarter 2019 compared to Second Quarter 2018

Noninterest income for the second quarter of 2019 was up $130 million compared to the earlier quarter. Insurance income increased $85 million to record levels due to higher production and the acquisition of Regions Insurance. Mortgage banking income increased $19 million primarily due to an increase of $28 million for net mortgage servicing rights valuation adjustments, which was partially offset by lower residential and commercial mortgage banking revenues. Investment banking and brokerage fees and commissions increased $22 million primarily due to higher revenue from investment banking transactions and higher managed account fees.

Six Months of 2019 compared to Six Months of 2018

Noninterest income for the six months ended June 30, 2019 was $2.6 billion, up $152 million compared to 2018. Insurance income was $1.1 billion, up $159 million compared to 2018, due to higher production levels and the acquisition of Regions Insurance. Investment banking and brokerage fees and commissions were $242 million, up $20 million compared to 2018, due to higher managed account fees and higher investment banking income. Mortgage banking income was $176 million, down $17 million compared to 2018, due to lower residential mortgage sales, partially offset by an increase of $28 million for net mortgage service rights valuation adjustments.

40 BB&T Corporation

Noninterest Expense

The following table provides a breakdown of BB&T's noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Personnel expense	$1,120	$1,074	4.3%	$2,207	$2,113	4.4%
Occupancy and equipment expense	184	187	(1.6)	371	381	(2.6)
Software expense	71	67	6.0	143	132	8.3
Outside IT services	29	32	(9.4)	59	64	(7.8)
Regulatory charges	19	39	(51.3)	37	79	(53.2)
Amortization of intangibles	32	31	3.2	64	64	—
Loan-related expense	30	26	15.4	55	55	—
Professional services	31	32	(3.1)	62	62	—
Merger-related and restructuring charges, net	23	24	(4.2)	103	52	98.1
Other expense	212	208	1.9	418	404	3.5
Total noninterest expense	$1,751	$1,720	1.8	$3,519	$3,406	3.3

Second Quarter 2019 compared to Second Quarter 2018

Noninterest expense for the second quarter of 2019 was up $31 million compared to the earlier quarter. Merger-related and restructuring charges was essentially flat, as the current quarter included charges in connection with the announced merger-of-equals with SunTrust, whereas the earlier quarter included charges associated with facilities optimization. The current quarter also included $9 million of incremental operating expenses related to the merger. Excluding these charges, noninterest expense was up $23 million, or 1.4% compared to the earlier quarter.

Personnel expense increased $46 million compared to the earlier quarter, primarily due to higher incentives, partially due to the Regions Insurance acquisition, and lower capitalized employee costs. The lower capitalized employee costs reflect efficiencies in the loan closing process. Regulatory charges decreased $20 million as a result of the deposit insurance fund reaching the targeted level.

Six Months of 2019 compared to Six Months of 2018

Noninterest expense totaled $3.5 billion for the six months ended June 30, 2019, an increase of $113 million, or 3.3%, from the same period in the prior year. Merger-related and restructuring expense was $103 million, an increase of $51 million, primarily due to the announced merger-of-equals with SunTrust. Additionally, the six months ended June 30, 2019 included $11 million of incremental operating expenses related to the merger. Excluding these charges, noninterest expense was up $51 million or 1.5% compared to the earlier period.

Personnel expense was $2.2 billion for the six months ended June 30, 2019, an increase of $94 million compared to the six months ended June 30, 2018, primarily due to higher incentives, partially due to the Regions Insurance acquisition, and lower capitalized employee costs. The lower capitalized employee costs reflect efficiencies in the loan closing process.

Regulatory charges decreased $42 million as a result of the DIF reaching the targeted level.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Apr 1, 2019	Expense	Utilized	Accrual at Jun 30, 2019	Accrual at Jan 1, 2019	Expense	Utilized	Accrual at Jun 30, 2019
Severance and personnel-related	$10	$5	$(7)	$8	$43	$21	$(56)	$8
Occupancy and equipment (1)	—	3	(3)	—	—	12	(12)	—
Professional services	44	9	—	53	1	60	(8)	53
Other adjustments	2	6	(7)	1	—	10	(9)	1
Total	$56	$23	$(17)	$62	$44	$103	$(85)	$62
(1) Certain lease reserves are no longer required as a result of new lease accounting guidance adopted in the first quarter of 2019. See additional information in Note 1. Basis of Presentation.

BB&T Corporation 41

Provision for Income Taxes

Second Quarter 2019 compared to Second Quarter 2018

The provision for income taxes was $234 million for the second quarter of 2019, compared to $202 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2019 of 20.9%, compared to 19.7% for the earlier quarter.

Six Months of 2019 compared to Six Months of 2018

The provision for income taxes was $411 million for the six months ended June 30, 2019, compared to $388 million for 2018. This produced an effective tax rate for the six months ended June 30, 2019 of 19.6%, compared to 19.4% for 2018.

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

Table 5: Net Income by Reportable Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Community Banking Retail and Consumer Finance	$445	$383	16.2%	$824	$717	14.9%
Community Banking Commercial	319	278	14.7	647	549	17.9
Financial Services and Commercial Finance	169	145	16.6	325	289	12.5
Insurance Holdings	111	73	52.1	199	135	47.4
Other, Treasury & Corporate	(159)	(57)	178.9	(312)	(77)	NM
BB&T Corporation	$885	$822	7.7	$1,683	$1,613	4.3
Second Quarter 2019 compared to Second Quarter 2018

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

CB-Retail net income was $445 million for the second quarter of 2019, an increase of $62 million compared to the earlier quarter. Segment net interest income increased $54 million primarily due to average loan growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $32 million primarily due to an increase in mortgage banking income resulting from net residential mortgage servicing rights valuation adjustments. The allocated provision for credit losses increased $13 million primarily due to higher net charge-offs in the current quarter due to portfolio growth, partially offset by reserve rate changes at Regional Acceptance Corporation. Noninterest expense decreased primarily due to lower personnel expense.

CB-Retail average loans and leases held for investment increased $4.4 billion, or 7.0%, compared to the earlier quarter. The increase was primarily driven by increases in average residential mortgage loans of $2.8 billion, or 9.6%, and increases in average indirect lending of $1.1 billion.

CB-Retail average total deposits increased $117 million, or 0.1%, compared to the earlier quarter. The increase was primarily driven by growth in average money market and savings of $926 million, or 2.6%, and average noninterest-bearing deposits of $390 million, or 2.3%, partially offset by a decline in interest checking of $1.3 billion, or 8.2%.

42 BB&T Corporation

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

CB-Commercial net income was $319 million for the second quarter of 2019, an increase of $41 million compared to the earlier quarter. Segment net interest income increased $43 million primarily driven by higher funding spreads, partially offset by lower credit spreads on loans. Noninterest income increased compared to the earlier quarter primarily due to higher referral fees in the current quarter. The allocated provision for credit losses decreased primarily due to the impact of average loan growth in the earlier quarter and reserve rate changes primarily due to overall credit improvement in the past year, partially offset by higher net charge-offs. Noninterest expense was essentially flat compared to the earlier quarter.

CB-Commercial average loans and leases held for investment decreased $222 million, or 0.4%, compared to the earlier quarter. Average commercial real estate loans declined $741 million, or 3.8%, partially offset by increases in average commercial and industrial loans of $572 million, or 1.8%. Average total deposits increased $324 million, or 0.5%, compared to the earlier quarter driven by an increase in average money market and savings of $837 million, or 5.5%, and interest checking of $797 million, or 9.3%, partially offset by a decline in noninterest-bearing deposits of $1.4 billion, or 4.2%.

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

FS&CF net income was $169 million for the second quarter of 2019, an increase of $24 million compared to the earlier quarter. Segment net interest income increased $22 million primarily driven by average loan growth and higher funding spreads, partially offset by lower credit spreads on loans. Noninterest income increased $26 million primarily due to an increase in investment banking and brokerage fees and commissions related to several large deals in the current quarter as well as market driven asset growth. The allocated provision for credit losses increased $18 million primarily due to the release of specific reserves in the earlier quarter. Noninterest expense was essentially flat compared to the earlier quarter.

FS&CF average loans and leases held for investment increased $2.4 billion, or 8.9%, compared to the earlier quarter. The increase was primarily driven by growth in Corporate Banking loans of $2.0 billion, or 13.3%, and Equipment Finance of $532 million, or 19.0%, partially offset by a decline for Governmental Finance of $384 million, or 7.4%.

FS&CF average total deposits increased $106 million, or 0.4%, compared to the earlier quarter primarily driven by growth in average total deposits for Wealth and Retirement Services of $268 million, or 1.6%.

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

IH net income was $111 million for the second quarter of 2019, an increase of $38 million compared to the earlier quarter. Noninterest income increased $86 million, primarily due to higher production and the acquisition of Regions Insurance, which contributed $32 million. Noninterest expense increased $36 million primarily due to the acquisition of Regions Insurance and commissions on higher production.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

BB&T Corporation 43

OT&C generated a net loss of $159 million in the second quarter of 2019, compared to a net loss of $57 million in the earlier quarter. Segment net interest income decreased $89 million primarily due to an increase in the net credit for funds provided to other operating segments, and an increase in the rates on long-term debt. Noninterest income decreased $18 million primarily due to lower hedge and client derivative income and income related to assets for certain post-employment benefits. The benefit for income taxes increased $13 million primarily due to a higher pre-tax loss, partially offset by a higher tax benefit from discrete items in the earlier quarter.

Six Months of 2019 compared to Six Months of 2018

Community Banking Retail and Consumer Finance

CB-Retail net income was $824 million for the six months ended June 30, 2019, an increase of $107 million, or 14.9%, compared to the same period of the prior year. Segment net interest income increased $121 million primarily due to higher funding spreads and average loan growth, partially offset by lower credit spreads on loans. Noninterest income increased primarily due to an increase in checkcard fees, bankcard fees and merchant discounts, and service charges on deposits. The allocated provision for credit losses increased $21 million primarily due to higher net charge-offs. Noninterest expense decreased $20 million primarily due to declines in personnel expense and net occupancy expense.

CB-Retail average loans and leases HFI increased $3.7 billion, or 5.9%, compared to the earlier period. Average residential mortgage loans increased $2.7 billion, or 9.2%, and average indirect retail loans increased $758 million, or 4.5%, and average revolving credit increased $317 million, or 11.3%.

CB-Retail average total deposits increased $142 million, or 0.2%, compared to the earlier period. Average money market and savings increased $817 million, or 2.3%, and average noninterest-bearing deposits increased $425 million, or 2.6%, while average interest checking decreased $1.2 billion, or 7.4%.

Community Banking Commercial

CB-Commercial net income was $647 million for the six months ended June 30, 2019, an increase of $98 million, or 17.9%, compared to the same period of the prior year. Segment net interest income increased $89 million driven primarily by higher funding spreads. The allocated provision for credit losses decreased $22 million primarily due to a decrease in incurred loss estimates and loan growth, partially offset by an increase in net charge-offs.

CB-Commercial average loans and leases HFI were essentially flat compared with the earlier period. Average commercial and industrial loans increased $777 million, or 2.4%, while average commercial real estate loans decreased $666 million, or 3.4%.

CB-Commercial average total deposits decreased $165 million, or 0.3%, compared to the earlier period. Average noninterest-bearing deposits declined $1.4 billion, or 4.0%, while average money market and savings increased $658 million, or 4.4%, and average interest checking increased $405 million, or 4.6%.

Financial Services and Commercial Finance

FS&CF net income was $325 million for the six months ended June 30, 2019, an increase of $36 million, or 12.5%, compared to the same period of the prior year. Segment net interest income increased $55 million due to higher average loan growth and funding spreads. Noninterest income increased primarily due to higher revenue from managed account fees, investment commissions, and investment banking transactions, and client derivatives due to higher sales volumes, partially offset by declines in commercial mortgage banking income primarily due to lower sales volume. The allocated provision for credit losses increased $24 million primarily due the release of specific reserves and reserve rate changes driven by overall credit improvement in the earlier period. Noninterest expense decreased primarily due to lower allocated corporate expenses, partially offset by higher personnel expense.

FS&CF average loans and leases HFI increased $2.3 billion, or 8.3%, compared to the earlier period. Average loans and leases HFI for Corporate Banking and Equipment Finance increased $1.9 billion, or 12.5%, and $407 million, or 14.6%, respectively. FS&CF average total deposits increased $389 million, or 1.4%, compared to the earlier period primarily driven by growth in average total deposits for Wealth and Retirement Services of $363 million, or 2.2%.

Client invested assets totaled $170.4 billion as of June 30, 2019, an increase of $6.3 billion, or 3.9%, compared to the earlier period.

Insurance Holdings

IH net income was $199 million for the six months ended June 30, 2019, an increase of $64 million, or 47.4%, compared to the same period of the prior year. Noninterest income increased $162 million due to the acquisition of Regions Insurance, which contributed $78 million, and organic growth. Noninterest expense increased $78 million primarily due to the acquisition of Regions Insurance and commissions on higher production.

44 BB&T Corporation

Other, Treasury & Corporate

OT&C generated a net loss of $312 million for the six months ended June 30, 2019, compared to a net loss of $77 million for the earlier period. Segment net interest income decreased $175 million primarily due to an increase in the net credit for funds provided to other operating segments, an increased net cost for long-term debt and short-term borrowings, and a decline in volume for securities and short-term borrowings. Noninterest income decreased $40 million primarily due lower hedge and client derivative income and income related to assets for certain post-employment benefits. The allocated provision for credit losses increased $15 million primarily due to an increase in the provision for unfunded lending commitments. Noninterest expense increased $61 million due to merger-related charges in the current period, as well as higher personnel expense resulting from capitalized employee costs allocated to the segments in the current quarter, which were partially offset by lower regulatory charges. The benefit for income taxes increased $56 million primarily due to an increase in pre-tax loss, partially offset by a lower tax benefit from discrete items compared to the earlier period.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $45.3 billion at June 30, 2019, compared to $45.6 billion at December 31, 2018.

As of June 30, 2019, approximately 6.4% of the securities portfolio was variable rate, compared to 6.5% as of December 31, 2018. The effective duration of the securities portfolio was 3.3 years at June 30, 2019, compared to 4.8 years at December 31, 2018. The duration of the securities portfolio excludes certain non-agency MBS.

U.S. Treasury, GSE and Agency MBS represented 97.8% of the total securities portfolio as of June 30, 2019, compared to 97.3% as of prior year end.

Lending Activities

Loans HFI totaled $152.6 billion at June 30, 2019, compared to $149.0 billion at December 31, 2018. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales. During the third quarter of 2019, a residential mortgage loan portfolio totaling approximately $4 billion is expected to be sold.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $57 million and $64 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, approximately 100.0% of the interest-only balances will begin amortizing within the next three years compared to 95.9% at December 31, 2018.

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

Table 6: Variable Rate Lines of Credit
	Home Equity Lines		Other Lines of Credit
(Dollars in millions)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Total variable rate lines	$6,831	$7,201	$1,092	$1,067
Amount in interest-only phase	5,487	5,730	985	949
Percent in interest-only phase that will begin amortizing within 3 years	10.7%	10.3%	13.0%	15.9%

BB&T Corporation 45

The following table presents the most recent composition of average loans and leases:

Table 7: Composition of Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Commercial:
Commercial and industrial	$62,563	$61,370	$60,553	$59,900	$59,548
CRE	20,748	20,905	21,301	21,496	21,546
Lease financing	2,122	2,021	1,990	1,941	1,862
Retail:
Residential mortgage	32,066	31,370	31,103	30,500	29,272
Direct	11,506	11,493	11,600	11,613	11,680
Indirect	17,879	17,337	17,436	17,282	16,804
Revolving credit	3,151	3,110	3,070	2,947	2,831
PCI	432	455	486	518	559
Total average loans and leases HFI	$150,467	$148,061	$147,539	$146,197	$144,102

Average loans held for investment for the second quarter of 2019 were $150.5 billion, up $2.4 billion or 6.5% annualized, compared to the first quarter of 2019.

Average commercial and industrial loans increased $1.2 billion driven by strong growth in mortgage warehouse lending, corporate banking, equipment finance and dealer floor plan. Average CRE loans decreased $157 million, primarily due to a decrease in construction loans.

Average residential mortgage loans increased $696 million primarily due to the retention of a portion of the conforming mortgage production.

Average indirect retail loans increased $542 million. The increase was across all categories of indirect lending. Growth was led by prime automobile lending and complemented with seasonally strong growth in power sports and recreational lending.

46 BB&T Corporation

Asset Quality

The following tables summarize asset quality information for the past five quarters:

Table 8: Asset Quality
(Dollars in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
NPAs:
NPLs:
Commercial and industrial	$193	$196	$200	$238	$243
CRE	33	75	65	46	61
Lease financing	2	1	3	6	9
Residential mortgage	104	121	119	120	119
Direct	54	53	53	55	58
Indirect	75	80	82	72	68
Total NPLs HFI	461	526	522	537	558
Foreclosed real estate	36	33	35	39	43
Other foreclosed property	26	25	28	25	23
Total nonperforming assets (1)	$523	$584	$585	$601	$624
Performing TDRs:
Commercial and industrial	$84	$63	$65	$56	$44
CRE	8	9	10	12	11
Residential mortgage	581	669	656	643	647
Direct	53	54	55	56	58
Indirect	315	306	305	295	284
Revolving credit	29	29	28	28	29
Total performing TDRs (2)(3)	$1,070	$1,130	$1,119	$1,090	$1,073
Loans 90 days or more past due and still accruing:
Residential mortgage	$350	$377	$405	$367	$374
Direct	10	7	7	6	4
Indirect	7	5	6	6	4
Revolving credit	14	14	14	12	10
PCI	26	28	30	40	43
Total loans 90 days or more past due and still accruing	$407	$431	$462	$431	$435
Loans 30-89 days past due:
Commercial and industrial	$32	$36	$34	$35	$26
CRE	3	3	5	4	4
Lease financing	5	3	1	1	2
Residential mortgage	480	478	456	510	441
Direct	58	67	61	59	52
Indirect	393	316	436	418	337
Revolving credit	28	27	28	27	21
PCI	17	18	23	21	22
Total loans 30-89 days past due	$1,016	$948	$1,044	$1,075	$905
Excludes loans held for sale.

(1)
Sales of nonperforming loans totaled $48 million, $30 million, $30 million, $20 million and $12 million for the quarter ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

(2)
Excludes TDRs that are nonperforming totaling $135 million, $178 million, $176 million, $176 million and $191 million at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively. These amounts are included in total nonperforming assets.

(3)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $120 million, $33 million, $15 million, $34 million and $17 million for the quarter ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

Nonperforming assets totaled $523 million at June 30, 2019, down $61 million compared to March 31, 2019. Nonperforming loans and leases represented 0.30% of loans and leases held for investment, down five basis points compared to March 31, 2019.

Performing TDRs were down $60 million during the second quarter primarily in residential mortgage loans, which was partially offset by an increase in commercial and industrial loans.

Loans 90 days or more past due and still accruing totaled $407 million at June 30, 2019, down $24 million compared to the prior quarter. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.27% at June 30, 2019, compared to 0.29% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2019, unchanged from the prior quarter.

BB&T Corporation 47

Loans 30-89 days past due and still accruing totaled $1.0 billion at June 30, 2019, up $68 million compared to the prior quarter, primarily due to an expected seasonal increase in indirect automobile lending.

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

Table 9: Asset Quality Ratios
As of / For the Three Months Ended	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.67%	0.64%	0.70%	0.73%	0.62%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.27	0.29	0.31	0.29	0.30
NPLs as a percentage of loans and leases HFI	0.30	0.35	0.35	0.37	0.38
NPAs as a percentage of:
Total assets	0.23	0.26	0.26	0.27	0.28
Loans and leases HFI plus foreclosed property	0.34	0.39	0.39	0.41	0.43
Net charge-offs as a percentage of average loans and leases HFI	0.38	0.40	0.38	0.35	0.30
ALLL as a percentage of loans and leases HFI	1.05	1.05	1.05	1.05	1.05
Ratio of ALLL to:
Net charge-offs	2.80x	2.62x	2.76x	3.05x	3.49x
NPLs	3.46x	2.97x	2.99x	2.86x	2.74x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI (1)	0.04%	0.04%	0.04%	0.04%	0.04%
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

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2019	2018
Balance, January 1	$585	$627
New NPAs	600	616
Advances and principal increases	107	226
Disposals of foreclosed assets (1)	(235)	(222)
Disposals of NPLs (2)	(78)	(45)
Charge-offs and losses	(141)	(124)
Payments	(237)	(366)
Transfers to performing status	(78)	(87)
Other, net	—	(1)
Ending balance, June 30	$523	$624

(1)	Includes charge-offs and losses recorded upon sale of $106 million and $105 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $17 million and $11 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table provides a summary of performing TDR activity:

48 BB&T Corporation

Table 11: Rollforward of Performing TDRs
(Dollars in millions)	2019	2018
Balance, January 1	$1,119	$1,043
Inflows	283	256
Payments and payoffs	(90)	(83)
Charge-offs	(31)	(31)
Transfers to nonperforming TDRs, net	(36)	(36)
Removal due to the passage of time	(15)	(25)
Non-concessionary re-modifications	(7)	(5)
Transferred to LHFS and/or sold	(153)	(46)
Balance, June 30	$1,070	$1,073

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2019:

Table 12: Payment Status of TDRs (1)
June 30, 2019 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$84	100.0%	$—	—%	$—	—%	$84
CRE	8	100.0	—	—	—	—	8
Retail:
Residential mortgage	315	54.2	107	18.4	159	27.4	581
Direct	51	96.2	2	3.8	—	—	53
Indirect	260	82.5	55	17.5	—	—	315
Revolving credit	25	86.3	3	10.3	1	3.4	29
Total performing TDRs	743	69.4	167	15.6	160	15.0	1,070
Nonperforming TDRs	58	43.0	15	11.1	62	45.9	135
Total TDRs	$801	66.5	$182	15.1	$222	18.4	$1,205

(1)	Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

BB&T Corporation 49

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	For the Three Months Ended					For the Six Months Ended
(Dollars in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	2019	2018
Balance, beginning of period	$1,659	$1,651	$1,648	$1,640	$1,614	$1,651	$1,609
Provision for credit losses (excluding PCI loans)	172	156	147	141	142	328	295
Provision (benefit) for PCI loans	—	(1)	(1)	(6)	(7)	(1)	(10)
Charge-offs:
Commercial and industrial	(22)	(17)	(18)	(28)	(23)	(39)	(46)
CRE	(18)	(8)	(5)	—	(2)	(26)	(8)
Lease financing	—	(1)	(1)	(1)	(1)	(1)	(2)
Residential mortgage	(5)	(5)	(8)	(4)	(5)	(10)	(9)
Direct	(22)	(18)	(18)	(17)	(17)	(40)	(36)
Indirect	(91)	(109)	(108)	(94)	(82)	(200)	(189)
Revolving credit	(25)	(26)	(22)	(20)	(21)	(51)	(42)
PCI	—	—	—	(2)	—	—	—
Total charge-offs	(183)	(184)	(180)	(166)	(151)	(367)	(332)
Recoveries:
Commercial and industrial	8	6	7	13	11	14	19
CRE	3	1	4	1	1	4	3
Lease financing	—	—	—	—	1	—	1
Residential mortgage	—	1	1	—	1	1	1
Direct	7	6	5	6	6	13	12
Indirect	19	17	15	15	17	36	32
Revolving credit	4	6	5	4	5	10	10
Total recoveries	41	37	37	39	42	78	78
Net charge-offs	(142)	(147)	(143)	(127)	(109)	(289)	(254)
Balance, end of period	$1,689	$1,659	$1,651	$1,648	$1,640	$1,689	$1,640
ALLL (excluding PCI loans)	$1,587	$1,553	$1,549	$1,528	$1,512
ALLL for PCI loans	8	8	9	10	18
RUFC	94	98	93	110	110
Total ACL	$1,689	$1,659	$1,651	$1,648	$1,640

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ACL totaled $1.7 billion at June 30, 2019, up $38 million compared to December 31, 2018.

Net charge-offs during the second quarter totaled $142 million, down $5 million compared to the prior quarter. As a percentage of average loans and leases, annualized net charge-offs were 0.38%, down two basis points compared to the prior quarter.

The allowance for loan and lease losses, excluding the allowance for PCI loans, was $1.6 billion, up $34 million compared to the prior quarter. As of June 30, 2019, the total allowance for loan and lease losses was 1.05% of loans and leases held for investment, unchanged compared to March 31, 2019.

The allowance for loan and lease losses was 3.46 times nonperforming loans and leases held for investment, compared to 2.97 times at March 31, 2019. At June 30, 2019, the allowance for loan and lease losses was 2.80 times annualized net charge-offs, compared to 2.62 times at March 31, 2019.

50 BB&T Corporation

The following table presents an allocation of the ALLL at the periods shown. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	June 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$574	41.8%	$546	41.5%
CRE	201	13.6	190	14.1
Lease financing	10	1.4	11	1.4
Residential mortgage	224	21.4	232	21.1
Direct	99	7.5	97	7.8
Indirect	359	11.9	356	11.7
Revolving credit	120	2.1	117	2.1
PCI	8	0.3	9	0.3
Total ALLL	1,595	100.0%	1,558	100.0%
RUFC	94		93
Total ACL	$1,689		$1,651

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of June 30, 2019, BB&T held or serviced the first lien on 29.6% of its second lien positions.

Funding Activities

Deposits

Deposits totaled $159.5 billion at June 30, 2019, a decrease of $1.7 billion from December 31, 2018, primarily due to a decline in commercial time deposits.

The following table presents the most recent composition of average deposits:

Table 15: Composition of Average Deposits
Three Months Ended (Dollars in millions)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Noninterest-bearing deposits	$52,680	$52,283	$53,732	$54,174	$53,963
Interest checking	27,708	27,622	26,921	26,655	26,969
Money market and savings	63,394	63,325	62,261	62,957	62,105
Time deposits	15,730	16,393	14,682	13,353	13,966
Foreign office deposits - interest-bearing	379	422	246	132	673
Total average deposits	$159,891	$160,045	$157,842	$157,271	$157,676

Average deposits for the second quarter were $159.9 billion, down $154 million compared to the prior quarter. Average noninterest-bearing deposits increased $397 million, primarily due to increases in personal and commercial balances, partially offset by a seasonal decrease in public funds balances. Average time deposits decreased $663 million primarily due to a decrease in commercial balances.

Noninterest-bearing deposits represented 32.9% of total average deposits for the second quarter, compared to 32.7% for the prior quarter and 34.2% for the same quarter a year ago. The cost of average total deposits was 0.68% for the second quarter, up four basis points compared to the prior quarter. The cost of average interest-bearing deposits was 1.02% for the second quarter, up seven basis points compared to the prior quarter.

BB&T Corporation 51

Borrowings

At June 30, 2019, short-term borrowings totaled $10.3 billion, an increase of $5.2 billion compared to December 31, 2018. Short-term borrowings fluctuate based on the Company's funding needs. Average short-term borrowings were $8.4 billion or 3.6% of total funding on average in the second quarter of 2019 as compared to $5.3 billion or 2.4% in the same period of 2018.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by BB&T and Branch Bank. Long-term debt totaled $22.6 billion at June 30, 2019, a decrease of $1.1 billion compared to December 31, 2018. The decrease is primarily due to the maturities of $1.8 billion of senior notes issued by Branch Bank and $1.6 billion of senior notes issued by BB&T, partially offset by the corporate issuance of $1.4 billion of senior notes and $650 million of subordinated notes. The average cost of long-term debt was 3.31% for the six months ended June 30, 2019, up 64 basis points compared to the same period in 2018. During the third quarter of 2019, BB&T issued $1.0 billion in fixed rate medium term notes with a maturity date of 2024.

FHLB advances represented 7.7% of total outstanding long-term debt at June 30, 2019, compared to 7.4% at December 31, 2018. See Note 9. Long-Term Debt for additional disclosures.

Shareholders' Equity

Total shareholders' equity was $31.8 billion at June 30, 2019, an increase of $1.6 billion from December 31, 2018. Significant additions include net income of $1.7 billion and an increase in AOCI of $596 million, which was partially offset by a decrease of $706 million for common and preferred dividends. BB&T's book value per common share at June 30, 2019 was $37.40, compared to $35.46 at December 31, 2018.

On July 29, 2019, BB&T issued $1.7 billion of series N non-cumulative perpetual preferred stock with a stated dividend rate of 4.800% per annum for net proceeds of $1.7 billion. Dividends, if declared by the Board of Directors, are payable on the first day of March and September of each year, commencing on March 1, 2020. The dividend rate will reset on September 1, 2024, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 3.003%. BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of the 68,000 shares of the Company's series N preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after September 1, 2024.

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

Management has formed a cross-functional project team to address the LIBOR transition. The project team has performed an assessment to identify the potential risks related to the transition from LIBOR to a new index. The project team is continuing to develop a transition plan and providing regular reports to the Board of Directors and Risk Management Committee.

The principal types of inherent risk include compliance, credit, liquidity, market, operational, cyber security, model, reputation and strategic risks. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2018 for disclosures related to each of these risks under the section titled "Risk Management."

52 BB&T Corporation

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2019, BB&T had derivative financial instruments outstanding with notional amounts totaling $65.0 billion, with a net fair value of $489 million. See Note 16. Derivative Financial Instruments for additional disclosures.

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

BB&T Corporation 53

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

Table 16: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Up 200	7.50%	7.00%	0.57%	3.05%
Up 100	6.50	6.00	0.73	1.93
No Change	5.50	5.00	—	—
Down 25	5.25	4.75	(0.87)	N/A
Down 100	4.50	4.00	(4.26)	(4.64)

Rate sensitivity decreased from June 30, 2018, primarily driven by loan and deposit mix changes.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average deposit beta of approximately 50% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the results of BB&T's interest-rate sensitivity position assuming the loss of demand deposits and an associated increase in managed rate deposits under various scenarios. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 17: Deposit Mix Sensitivity Analysis
Linear Change in Rates	Base Scenario at June 30, 2019 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	0.57%	0.36%	(0.48)%
Up 100	0.73	0.60	0.08
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2019 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $2.7 billion, or 5.2%, of noninterest-bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

54 BB&T Corporation

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 18: EVE Simulation Analysis
Change in Interest Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Up 100	11.8	12.5	4.4	(2.7)
No Change	11.3	12.8	—	—
Down 25	11.0	N/A	(2.8)	N/A
Down 100	9.4	12.5	(16.3)	(2.9)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended June 30, 2019 and 2018, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T's policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of June 30, 2019 and December 31, 2018, BB&T's liquid asset buffer was 14.3% and 14.7%, respectively, of total assets.

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

BB&T produces LCR calculations to effectively manage the position of high-quality liquid assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's preliminary modified average LCR was approximately 129% for the three months ended June 30, 2019, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T's modified LCR averaged less than 2% for the three months ended June 30, 2019 with a maximum daily change of approximately 5%.

BB&T routinely evaluates the impact of becoming subject to the full LCR requirement. This includes an evaluation of the changes to the balance sheet and investment strategy that would be necessary to comply with the requirement. Management does not currently expect the required changes to have a material impact on BB&T's financial condition or results of operations.

BB&T Corporation 55

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2019 and December 31, 2018, the Parent Company had 33 months and 28 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 22 months and 19 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At June 30, 2019, Branch Bank has approximately $81.6 billion of secured borrowing capacity, which represents approximately 4.1 times the amount of one year wholesale funding maturities.

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

56 BB&T Corporation

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

BB&T's capital ratios are presented in the following table:

Table 20: Capital Ratios - BB&T Corporation
(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2019	Dec 31, 2018
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	10.3%	10.2%
Tier 1 capital to risk-weighted assets	12.0	11.8
Total capital to risk-weighted assets	14.2	13.8
Leverage ratio	10.2	9.9
Non-GAAP capital measure (1):
Tangible common equity per common share	$23.93	$21.89
Calculation of tangible common equity (1):
Total shareholders' equity	$31,764	$30,178
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	61	56
Intangible assets, net of deferred taxes	10,317	10,360
Tangible common equity	$18,333	$16,709
Risk-weighted assets	$187,942	$181,260
Common shares outstanding at end of period	766,010	763,326

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

Capital levels remained strong at June 30, 2019. BB&T declared common dividends of $0.405 per share during the second quarter of 2019, which resulted in dividend and total payout ratios of 36.8%. The Board of Directors approved a proposal to increase the dividend 11.1% to $0.45 per share at their July meeting. As previously communicated, BB&T has suspended its share repurchases under the 2018 Repurchase Plan due to the merger-of-equals.

BB&T Corporation 57

Share Repurchase Activity

Table 21: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (3)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
April 2019	—	$—	—	$1,125
May 2019	—	—	—	1,125
June 2019	—	—	—	—
Total	—	—	—

(1)	Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.

(2)	Excludes commissions.

(3)	Pursuant to the 2018 Repurchase Plan, announced on June 28, 2018, which authorized up to $1.7 billion of share repurchases over the one-year period ending June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

58 BB&T Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, which is incorporated by reference into this item.

BB&T Corporation 59

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	First Amendment to the Agreement and Plan of Merger, dated as of June 14, 2019, by and between SunTrust Banks, Inc. and BB&T Corporation.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed June 14, 2019.
10.1*	Form of Synergy Incentive Award Letter with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 3, 2019.
10.2*	Synergy Incentive Award Letter with Donna C. Goodrich	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed June 3, 2019.
10.3*	Synergy Incentive Award Letter with Christopher L. Henson	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed June 3, 2019.
10.4*	Form of First Amendment to Employment Agreement with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed June 3, 2019.
10.5*	Form of First Amendment to Employment Agreement with each of Donna C. Goodrich and Christopher L. Henson	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed June 3, 2019.
10.6*	First Amendment to 2016 Employment Agreement with W. Bennett Bradley	Filed herewith.
10.7*	First Amendment to 2016 Employment Agreement with Jim. D. Godwin	Filed herewith.
10.8*	First Amendment to 2014 Employment Agreement with Robert J. Johnson, Jr.	Filed herewith.
10.9*	First Amendment to 2016 Employment Agreement with Brant J. Standridge	Filed herewith.
10.10*	First Amendment to 2016 Employment Agreement with David H. Weaver	Filed herewith.
10.11*	First Amendment to 2016 Employment Agreement with Dontá L. Wilson	Filed herewith.
10.12*	First Amendment to 2012 Employment Agreement with W. Rufus Yates	Filed herewith.
10.13*	Form of Synergy Incentive Award Letter with each of W. Bennett Bradley, Jim. D. Godwin, Robert J. Johnson, Jr. and W. Rufus Yates	Filed herewith.
10.14*	Form of Synergy Incentive Award Letter with each of Brant J. Standridge, David H. Weaver and Dontá L. Wilson	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
* Management compensatory plan or arrangement.

60 BB&T Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	July 30, 2019	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2019	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

BB&T Corporation 61