Form 10-Q
period 2019-09-30
BB&T CORP
filed 2019-10-25
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2019
Commission File Number: 1-10853
_____________________________
BB&T CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________

North Carolina		56-0939887
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 West Second Street
Winston-Salem,	North Carolina	27101
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(336)	733-2000
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $5 par value	BBT	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock	BBT PrF	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock	BBT PrG	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock	BBT PrH	New York Stock Exchange

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
At September 30, 2019, 766,303,490 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CCRC	Culture and Conduct Risk Committee
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity Tier 1
CMO	Collateralized mortgage obligation
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRE	Commercial real estate
DIF	Deposit Insurance Fund administered by the FDIC
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee

BB&T Corporation 1

Term	Definition
MRM	Model Risk Management
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
PCI	Purchased credit impaired loans
Peer Group	Financial holding companies included in the industry peer group index
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
Regions Insurance	Regions Insurance Group, acquired by BB&T effective July 2, 2018
ROU Assets	Right-of-use assets
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
SunTrust	SunTrust Banks, Inc.
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
Truist	Truist Financial Corporation
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

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

●	risks resulting from the extensive use of models;
●	risk management measures may not be fully effective;
●	fraud or misconduct by internal or external parties, which BB&T may not be able to prevent, detect or mitigate;
●	deposit attrition, customer loss and/or revenue loss following completed mergers/acquisitions may exceed expectations; and
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

BB&T Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$2,027	$2,753
Interest-bearing deposits with banks	866	984
Cash equivalents	114	143
Restricted cash	11	107
AFS securities at fair value	35,997	25,038
HTM securities (fair value of $18,970 and $20,047 at September 30, 2019 and December 31, 2018, respectively)	18,768	20,552
LHFS at fair value	1,442	988
Loans and leases	149,413	149,013
ALLL	(1,573)	(1,558)
Loans and leases, net of ALLL	147,840	147,455
Premises and equipment	2,022	2,118
Goodwill	9,832	9,818
CDI and other intangible assets	678	758
MSRs at fair value	919	1,108
Other assets	16,234	13,875
Total assets	$236,750	$225,697
Liabilities
Deposits	$162,280	$161,199
Short-term borrowings	10,405	5,178
Long-term debt	25,520	23,709
Accounts payable and other liabilities	6,242	5,433
Total liabilities	204,447	195,519
Commitments and contingencies (Note 14)
Shareholders' Equity
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,057	3,053
Common stock, $5 par	3,832	3,817
Additional paid-in capital	6,931	6,849
Retained earnings	19,440	18,118
AOCI, net of deferred income taxes	(1,026)	(1,715)
Noncontrolling interests	69	56
Total shareholders' equity	32,303	30,178
Total liabilities and shareholders' equity	$236,750	$225,697
Common shares outstanding	766,303	763,326
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	125	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

4 BB&T Corporation

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on loans and leases	$1,886	$1,772	$5,611	$5,064
Interest and dividends on securities	315	283	917	868
Interest on other earning assets	17	14	69	52
Total interest income	2,218	2,069	6,597	5,984
Interest Expense
Interest on deposits	271	172	797	438
Interest on short-term borrowings	54	29	136	72
Interest on long-term debt	193	181	578	497
Total interest expense	518	382	1,511	1,007
Net Interest Income	1,700	1,687	5,086	4,977
Provision for credit losses	117	135	444	420
Net Interest Income After Provision for Credit Losses	1,583	1,552	4,642	4,557
Noninterest Income
Insurance income	487	448	1,563	1,365
Service charges on deposits	188	183	540	527
Investment banking and brokerage fees and commissions	130	116	372	338
Mortgage banking income	112	79	288	272
Trust and investment advisory revenues	71	71	209	215
Bankcard fees and merchant discounts	72	72	219	213
Checkcard fees	57	56	171	165
Operating lease income	36	37	106	110
Income from bank-owned life insurance	29	27	91	88
Other income	121	150	298	347
Securities gains (losses), net
Gross realized gains	—	—	42	1
Gross realized losses	—	—	(42)	—
Total securities gains (losses), net	—	—	—	1
Total noninterest income	1,303	1,239	3,857	3,641
Noninterest Expense
Personnel expense	1,161	1,104	3,368	3,217
Occupancy and equipment expense	186	189	557	570
Software expense	77	70	220	202
Outside IT services	28	33	87	97
Regulatory charges	20	37	57	116
Amortization of intangibles	29	33	93	97
Loan-related expense	26	28	81	83
Professional services	47	33	109	95
Merger-related and restructuring charges, net	34	18	137	70
Other expense	232	197	650	601
Total noninterest expense	1,840	1,742	5,359	5,148
Earnings
Income before income taxes	1,046	1,049	3,140	3,050
Provision for income taxes	218	210	629	598
Net income	828	839	2,511	2,452
Noncontrolling interests	3	7	8	13
Dividends on preferred stock	90	43	177	130
Net income available to common shareholders	$735	$789	$2,326	$2,309
Basic EPS	$0.96	$1.02	$3.04	$2.98
Diluted EPS	0.95	1.01	3.00	2.94
Basic weighted average shares outstanding	766,167	771,562	765,428	775,642
Diluted weighted average shares outstanding	775,791	781,867	774,907	786,140

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$828	$839	$2,511	$2,452
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	(38)	(12)	(2)	15
Change in unrealized net gains (losses) on cash flow hedges	13	20	(80)	124
Change in unrealized net gains (losses) on AFS securities	118	(155)	769	(522)
Other, net	—	1	2	(2)
Total OCI	93	(146)	689	(385)
Total comprehensive income	$921	$693	$3,200	$2,067
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(11)	$(5)	$—	$4
Change in unrealized net gains (losses) on cash flow hedges	4	6	(25)	40
Change in unrealized net gains (losses) on AFS securities	37	(48)	237	(163)
Other, net	(1)	—	—	1

The accompanying notes are an integral part of these consolidated financial statements.

6 BB&T Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, July 1, 2018	774,447	$3,053	$3,872	$7,364	$17,197	$(1,706)	$52	$29,832
Net income	—	—	—	—	832	—	7	839
OCI	—	—	—	—	—	(146)	—	(146)
Issued in connection with equity awards, net	108	—	1	—	—	—	—	1
Repurchase of common stock	(3,935)	—	(20)	(180)	—	—	—	(200)
Cash dividends declared on common stock	—	—	—	—	(313)	—	—	(313)
Cash dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Equity-based compensation expense	—	—	—	37	—	—	—	37
Balance, September 30, 2018	770,620	$3,053	$3,853	$7,221	$17,673	$(1,852)	$59	$30,007
Balance, July 1, 2019	766,010	$3,053	$3,830	$6,889	$19,050	$(1,119)	$61	$31,764
Net income	—	—	—	—	825	—	3	828
OCI	—	—	—	—	—	93	—	93
Issued in connection with equity awards, net	368	—	2	6	—	—	—	8
Issued in connection with preferred stock offerings	—	1,683	—	—	—	—	—	1,683
Repurchase of common stock	(75)	—	—	(3)	—	—	—	(3)
Redemption of preferred stock	—	(1,679)	—	—	(46)	—	—	(1,725)
Cash dividends declared on common stock	—	—	—	—	(345)	—	—	(345)
Cash dividends declared on preferred stock	—	—	—	—	(44)	—	—	(44)
Equity-based compensation expense	—	—	—	39	—	—	—	39
Other, net	—	—	—	—	—	—	5	5
Balance, September 30, 2019	766,303	$3,057	$3,832	$6,931	$19,440	$(1,026)	$69	$32,303
Balance, January 1, 2018	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Net income	—	—	—	—	2,439	—	13	2,452
OCI	—	—	—	—	—	(385)	—	(385)
Issued in connection with equity awards, net	4,163	—	21	(22)	—	—	—	(1)
Repurchase of common stock	(15,549)	—	(78)	(752)	—	—	—	(830)
Cash dividends declared on common stock	—	—	—	—	(895)	—	—	(895)
Cash dividends declared on preferred stock	—	—	—	—	(130)	—	—	(130)
Equity-based compensation expense	—	—	—	113	—	—	—	113
Other, net	—	—	—	(11)	—	—	(1)	(12)
Balance, September 30, 2018	770,620	$3,053	$3,853	$7,221	$17,673	$(1,852)	$59	$30,007
Balance, January 1, 2019	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Net income	—	—	—	—	2,503	—	8	2,511
OCI	—	—	—	—	—	689	—	689
Issued in connection with equity awards, net	3,052	—	15	(37)	—	—	—	(22)
Issued in connection with preferred stock offerings	—	1,683	—	—	—	—	—	1,683
Repurchase of common stock	(75)	—	—	(3)	—	—	—	(3)
Redemption of preferred stock	—	(1,679)	—	—	(46)	—	—	(1,725)
Cash dividends declared on common stock	—	—	—	—	(964)	—	—	(964)
Cash dividends declared on preferred stock	—	—	—	—	(131)	—	—	(131)
Equity-based compensation expense	—	—	—	119	—	—	—	119
Other, net	—	—	—	3	(40)	—	5	(32)
Balance, September 30, 2019	766,303	$3,057	$3,832	$6,931	$19,440	$(1,026)	$69	$32,303

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited Nine Months Ended September 30, (Dollars in millions)	2019	2018
Cash Flows From Operating Activities:
Net income	$2,511	$2,452
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	444	420
Depreciation	324	316
Amortization of intangibles	93	97
Equity-based compensation expense	119	113
(Gain) loss on securities, net	—	(1)
Net change in operating assets and liabilities:
LHFS	(531)	77
Trading and equity securities	(104)	(503)
Other assets, accounts payable and other liabilities	(1,458)	221
Other, net	566	(214)
Net cash from operating activities	1,964	2,978
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4,255	294
Proceeds from maturities, calls and paydowns of AFS securities	3,051	2,919
Purchases of AFS securities	(17,220)	(3,630)
Proceeds from maturities, calls and paydowns of HTM securities	1,762	1,919
Purchases of HTM securities	—	(39)
Originations and purchases of loans and leases, net of sales and principal collected	(1,060)	(3,657)
Other, net	(188)	(539)
Net cash from investing activities	(9,400)	(2,733)
Cash Flows From Financing Activities:
Net change in deposits	1,096	(2,806)
Net change in short-term borrowings	5,317	4,714
Proceeds from issuance of long-term debt	5,653	1,770
Repayment of long-term debt	(4,259)	(1,845)
Repurchase of common stock	(3)	(830)
Net proceeds from preferred stock issued	1,683	—
Redemption of preferred stock	(1,725)	—
Cash dividends paid on common stock	(964)	(895)
Cash dividends paid on preferred stock	(131)	(130)
Other, net	(200)	(153)
Net cash from financing activities	6,467	(175)
Net Change in Cash, Cash Equivalents and Restricted Cash	(969)	70
Cash, Cash Equivalents and Restricted Cash, January 1	3,987	3,083
Cash, Cash Equivalents and Restricted Cash, September 30	$3,018	$3,153
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$1,486	$948
Income taxes	409	(34)

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

BB&T's CECL implementation efforts are continuing to focus on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. BB&T performed comprehensive parallel testing of its CECL models during the third quarter of 2019. The results of this testing preliminarily indicate the potential for an increase in the ACL that ranges from approximately 30% to 50%. However, the magnitude of the increase is highly dependent on existing and forecasted economic conditions at the adoption date. This estimate does not incorporate the anticipated impact of the merger with SunTrust, which is expected to be consummated during the fourth quarter of 2019.

NOTE 2. Business Combinations

On February 7, 2019, BB&T and SunTrust announced that both companies' Boards of Directors unanimously approved an agreement to combine in an all-stock merger-of-equals. Upon closing, each SunTrust share will be exchanged for 1.295 shares of BB&T stock. On July 10, 2019, BB&T received regulatory approval from the NCCOB for the pending merger-of-equals with SunTrust. The merger is expected to close in the fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of remaining regulatory approvals. The merger is subject to a break-up fee of approximately $1.1 billion, payable in customary circumstances. On July 30, 2019, BB&T and SunTrust shareholders approved the merger. In addition, BB&T's shareholders approved Truist Financial Corporation to be the name of the new combined company.

10 BB&T Corporation

NOTE 3. Securities

The following tables summarize AFS and HTM securities:

September 30, 2019 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$1,142	$1	$5	$1,138
GSE	251	4	1	254
Agency MBS	33,457	283	133	33,607
States and political subdivisions	564	35	6	593
Non-agency MBS	197	177	—	374
Other	31	—	—	31
Total AFS securities	$35,642	$500	$145	$35,997
HTM securities:
U.S. Treasury	$1,100	$5	$—	$1,105
GSE	2,200	36	—	2,236
Agency MBS	15,467	185	24	15,628
States and political subdivisions	1	—	—	1
Total HTM securities	$18,768	$226	$24	$18,970

December 31, 2018 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$3,503	$22	$84	$3,441
GSE	209	—	9	200
Agency MBS	20,927	15	787	20,155
States and political subdivisions	694	25	18	701
Non-agency MBS	321	184	—	505
Other	35	1	—	36
Total AFS securities	$25,689	$247	$898	$25,038
HTM securities:
U.S. Treasury	$1,099	$—	$6	$1,093
GSE	2,199	4	43	2,160
Agency MBS	17,248	27	487	16,788
States and political subdivisions	5	—	—	5
Other	1	—	—	1
Total HTM securities	$20,552	$31	$536	$20,047

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at September 30, 2019. The FNMA investments had total amortized cost and fair value of $16.5 billion and $16.6 billion respectively. The FHLMC investments had total amortized cost and fair value of $12.4 billion.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans.

	AFS		HTM
September 30, 2019 (Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$255	$256	$—	$—
Due after one year through five years	1,178	1,174	3,300	3,342
Due after five years through ten years	258	272	529	530
Due after ten years	33,951	34,295	14,939	15,098
Total debt securities	$35,642	$35,997	$18,768	$18,970

BB&T Corporation 11

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2019 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$791	$5	$—	$—	$791	$5
GSE	46	—	78	1	124	1
Agency MBS	7,285	42	4,299	91	11,584	133
States and political subdivisions	79	1	144	5	223	6
Total	$8,201	$48	$4,521	$97	$12,722	$145
HTM securities:
Agency MBS	$1,622	$9	$1,274	$15	$2,896	$24
Total	$1,622	$9	$1,274	$15	$2,896	$24

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$111	$—	$2,121	$84	$2,232	$84
GSE	3	—	176	9	179	9
Agency MBS	322	2	18,478	785	18,800	787
States and political subdivisions	100	1	288	17	388	18
Total	$536	$3	$21,063	$895	$21,599	$898
HTM securities:
U.S. Treasury	$698	$3	$395	$3	$1,093	$6
GSE	—	—	1,749	43	1,749	43
Agency MBS	264	3	14,976	484	15,240	487
Total	$962	$6	$17,120	$530	$18,082	$536

Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.
12 BB&T Corporation

NOTE 4. Loans and ACL

During the third quarter of 2019, a residential mortgage loan portfolio totaling $4.3 billion was sold. The following tables present loans and leases HFI by aging category:

	Accruing
September 30, 2019 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$64,118	$34	$—	$172	$64,324
CRE	20,854	1	—	29	20,884
Lease financing	2,353	1	—	2	2,356
Retail:
Residential mortgage	27,412	432	347	106	28,297
Direct	11,346	54	7	56	11,463
Indirect	17,947	423	9	82	18,461
Revolving credit	3,194	31	16	—	3,241
PCI	347	16	24	—	387
Total	$147,571	$992	$403	$447	$149,413

	Accruing
December 31, 2018 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$61,701	$34	$—	$200	$61,935
CRE	20,990	5	—	65	21,060
Lease financing	2,014	1	—	3	2,018
Retail:
Residential mortgage	30,413	456	405	119	31,393
Direct	11,463	61	7	53	11,584
Indirect	16,901	436	6	82	17,425
Revolving credit	3,090	28	14	—	3,132
PCI	413	23	30	—	466
Total	$146,985	$1,044	$462	$522	$149,013

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off rather than reclassifying to nonperforming:

	September 30, 2019			December 31, 2018
(Dollars in millions)	Commercial & Industrial	CRE	Lease Financing	Commercial & Industrial	CRE	Lease Financing
Commercial:
Pass	$62,968	$20,491	$2,344	$60,655	$20,712	$2,012
Special mention	332	59	1	216	61	—
Substandard-performing	852	305	9	864	222	3
Nonperforming	172	29	2	200	65	3
Total	$64,324	$20,884	$2,356	$61,935	$21,060	$2,018

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$28,191	$11,407	$18,379	$31,274	$11,531	$17,343
Nonperforming	106	56	82	119	53	82
Total	$28,297	$11,463	$18,461	$31,393	$11,584	$17,425

BB&T Corporation 13

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2018
Commercial:
Commercial and industrial	$535	$(28)	$13	$21	$541
CRE	191	—	1	(1)	191
Lease financing	10	(1)	—	1	10
Retail:
Residential mortgage	221	(4)	—	8	225
Direct	97	(17)	6	11	97
Indirect	353	(94)	15	79	353
Revolving credit	105	(20)	4	22	111
PCI	18	(2)	—	(6)	10
ALLL	1,530	(166)	39	135	1,538
RUFC	110	—	—	—	110
ACL	$1,640	$(166)	$39	$135	$1,648

(Dollars in millions)	Balance at Jul 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2019
Commercial:
Commercial and industrial	$574	$(28)	$5	$25	$576
CRE	201	(2)	3	(6)	196
Lease financing	10	(1)	1	—	10
Retail:
Residential mortgage	224	(3)	—	(22)	199
Direct	99	(22)	6	17	100
Indirect	359	(106)	15	94	362
Revolving credit	120	(27)	6	23	122
PCI	8	—	—	—	8
ALLL	1,595	(189)	36	131	1,573
RUFC	94	—	—	(14)	80
ACL	$1,689	$(189)	$36	$117	$1,653

(Dollars in millions)	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2018
Commercial:
Commercial and industrial	$522	$(74)	$32	$61	$541
CRE	160	(8)	4	35	191
Lease financing	9	(3)	1	3	10
Retail:
Residential mortgage	209	(13)	1	28	225
Direct	106	(53)	18	26	97
Indirect	348	(283)	47	241	353
Revolving credit	108	(62)	14	51	111
PCI	28	(2)	—	(16)	10
ALLL	1,490	(498)	117	429	1,538
RUFC	119	—	—	(9)	110
ACL	$1,609	$(498)	$117	$420	$1,648

14 BB&T Corporation

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Sep 30, 2019
Commercial:
Commercial and industrial	$546	$(67)	$19	$78	$576
CRE	190	(28)	7	27	196
Lease financing	11	(2)	1	—	10
Retail:
Residential mortgage	232	(13)	1	(21)	199
Direct	97	(62)	19	46	100
Indirect	356	(306)	51	261	362
Revolving credit	117	(78)	16	67	122
PCI	9	—	—	(1)	8
ALLL	1,558	(556)	114	457	1,573
RUFC	93	—	—	(13)	80
ACL	$1,651	$(556)	$114	$444	$1,653

The following table provides a summary of loans that are collectively evaluated for impairment:

	September 30, 2019		December 31, 2018
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$64,050	$551	$61,629	$521
CRE	20,834	192	20,960	181
Lease financing	2,354	10	2,015	11
Retail:
Residential mortgage	27,542	143	30,539	164
Direct	11,400	96	11,517	92
Indirect	18,110	299	17,099	299
Revolving credit	3,210	110	3,104	106
PCI	387	8	466	9
Total	$147,887	$1,409	$147,329	$1,383

BB&T Corporation 15

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Nine Months Ended September 30, 2019 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$286	$76	$198	$25	$302	$5
CRE	51	8	42	4	85	1
Lease financing	2	—	2	—	2	—
Retail:
Residential mortgage	803	118	637	56	824	26
Direct	79	26	37	4	65	3
Indirect	361	5	346	63	333	39
Revolving credit	31	—	31	12	29	1
Total	$1,613	$233	$1,293	$164	$1,640	$75

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2018 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$318	$95	$211	$25	$343	$6
CRE	102	29	71	9	97	2
Lease financing	3	—	3	—	6	—
Retail:
Residential mortgage	904	122	732	68	841	34
Direct	86	26	41	5	72	4
Indirect	335	6	320	57	306	46
Revolving credit	28	—	28	11	29	1
Total	$1,776	$278	$1,406	$175	$1,694	$93

The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Performing TDRs:
Commercial:
Commercial and industrial	$69	$65
CRE	7	10
Retail:
Residential mortgage	570	656
Direct	52	55
Indirect	328	305
Revolving credit	31	28
Total performing TDRs	1,057	1,119
Nonperforming TDRs (also included in NPL disclosures)	115	176
Total TDRs	$1,172	$1,295
ALLL attributable to TDRs	$138	$146

16 BB&T Corporation

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	2019			2018
Three Months Ended September 30, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$2	$5	$—	$39	$3	$—
CRE	—	—	—	—	1	—
Retail:
Residential mortgage	51	7	3	53	7	3
Direct	2	1	—	2	1	—
Indirect	61	1	7	52	1	6
Revolving credit	6	—	1	4	—	1
Re-modification of previously designated TDRs	12	2	—	13	1	—

	2019			2018
Nine Months Ended September 30, (Dollars in millions)	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
	Rate	Structure		Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$52	$11	$2	$69	$46	$—
CRE	1	1	—	27	3	—
Retail:
Residential mortgage	173	21	10	193	22	12
Direct	7	3	—	6	2	—
Indirect	159	3	19	139	3	16
Revolving credit	17	—	3	13	—	3
Re-modification of previously designated TDRs	49	18	—	65	11	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $19 million and $19 million for the three months ended September 30, 2019 and 2018, respectively, and $58 million and $55 million for the nine months ended September 30, 2019 and 2018, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

Unearned income, discounts and net deferred loan fees and costs were immaterial for all periods presented. Residential mortgage loans in the process of foreclosure were $227 million at September 30, 2019 and $253 million at December 31, 2018.

BB&T Corporation 17

NOTE 5. Other Assets and Liabilities

Lessee Operating and Finance Leases

Operating lease costs were $48 million and $146 million for the three and nine months ended September 30, 2019, respectively.

The following table presents additional information on operating and finance leases:

September 30, 2019 (Dollars in millions)	Operating Leases	Finance Leases
ROU assets	$841	$17
Maturities of lease liabilities:
2019	$32	$2
2020	209	7
2021	180	6
2022	154	5
2023	123	3
2024	97	2
Thereafter	312	3
Total lease payments	1,107	28
Less: imputed interest	139	5
Total lease liabilities	$968	$23
Weighted average remaining term	7.6 years	4.9 years
Weighted average discount rate	3.1%	7.2%

Lessor Operating Leases

The following tables present a summary of assets under operating leases and activity related to assets under operating leases. These tables exclude subleases on assets included in premises and equipment.

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Assets held under operating leases	$1,381	$1,378
Accumulated depreciation	(403)	(374)
Net	$978	$1,004

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Depreciation expense for assets under operating leases	$35	$30	$93	$90

The residual value of assets no longer under operating leases was immaterial.

NOTE 6. Goodwill and Other Intangible Assets

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2019			December 31, 2018
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$436	$(322)	$114	$605	$(460)	$145
Other, primarily customer relationship intangibles	1,324	(760)	564	1,329	(716)	613
Total	$1,760	$(1,082)	$678	$1,934	$(1,176)	$758

18 BB&T Corporation

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
UPB of residential mortgage loan servicing portfolio	$116,269	$118,605
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	87,147	87,270
Mortgage loans sold with recourse	369	419
Maximum recourse exposure from mortgage loans sold with recourse liability	200	223
Indemnification, recourse and repurchase reserves	27	24

As of / For the Nine Months Ended September 30, (Dollars in millions)	2019	2018
UPB of residential mortgage loans sold from LHFS	$11,108	$8,436
Pre-tax gains recognized on mortgage loans sold and held for sale	90	98
Servicing fees recognized from mortgage loans serviced for others	187	191
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.09	4.03

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Nine Months Ended September 30, (Dollars in millions)	2019	2018
Residential MSRs, carrying value, January 1	$957	$914
Additions	101	96
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(213)	47
OAS	36	70
Servicing costs	—	—
Realization of expected net servicing cash flows, passage of time and other	(105)	(104)
Residential MSRs, carrying value, September 30	$776	$1,023
Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$211	$(119)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2019			December 31, 2018
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	10.7%	16.6%	15.4%	9.1%	10.5%	9.9%
Effect on fair value of a 10% increase			$(41)			$(34)
Effect on fair value of a 20% increase			(78)			(66)
OAS	5.3%	7.9%	6.0%	6.6%	8.3%	7.0%
Effect on fair value of a 10% increase			$(16)			$(24)
Effect on fair value of a 20% increase			(30)			(47)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.3%			99.2%
Adjustable-rate residential mortgage loans			0.7			0.8
Total			100.0%			100.0%
Weighted average life			4.5 years			6.1 years

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

BB&T Corporation 19

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
UPB of CRE mortgages serviced for others	$27,951	$27,761
CRE mortgages serviced for others covered by recourse provisions	4,748	4,699
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,331	1,317
Recorded reserves related to recourse exposure	6	6
CRE mortgages originated during the year-to-date period	5,505	7,072
Commercial MSRs at fair value	143	151

NOTE 8. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Noninterest-bearing deposits	$52,667	$53,025
Interest checking	27,723	28,130
Money market and savings	64,454	63,467
Time deposits	16,526	16,577
Foreign office deposits - interest-bearing	910	—
Total deposits	$162,280	$161,199
Time deposits greater than $250,000	$5,215	$5,713

NOTE 9. Long-Term Debt

The following table presents a summary of long-term debt:

	Sep 30, 2019							Dec 31, 2018
				Stated Rate		Effective Rate	Carrying Amount	Carrying Amount
(Dollars in millions)	Maturity			Min	Max
BB&T Corporation:
Fixed rate senior notes	2020	to	2025	2.05%	5.38%	2.69%	$12,844	$10,408
Floating rate senior notes	2020		2022	2.46	3.02	2.77	1,948	2,398
Fixed rate subordinated notes	2019		2029	3.88	5.25	2.32	1,603	903
Branch Bank:
Fixed rate senior notes	2020		2022	2.10	2.85	2.43	3,456	4,895
Floating rate senior notes	2020		2020	2.35	2.75	2.68	900	1,149
Fixed rate subordinated notes	2025		2029	2.64	3.80	2.78	2,961	2,075
FHLB advances (1)	2019		2034	—	5.50	1.65	1,640	1,749
Other long-term debt							168	132
Total long-term debt							$25,520	$23,709

(1)	FHLB advances had a weighted average maturity of 4.1 years at September 30, 2019.

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

During the third quarter of 2019, BB&T redeemed all outstanding 23,000 shares of series D and 46,000 shares of series E non-cumulative perpetual preferred stock, and the corresponding depositary shares representing fractional interests in each series for $1.7 billion. Regular dividends on the redeemed shares were paid during the third quarter of 2019. In connection with the redemptions, net income available to common shareholders was reduced by $46 million to recognize the difference in the redemption price and the carrying value.

Dividends

The following table presents the dividends declared related to common stock. For information related to preferred stock dividends, see Note 9. Shareholders' Equity of the Annual Report on Form 10-K for the year ended December 31, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash dividends declared per share	$0.450	$0.405	$1.260	$1.155

Equity-Based Compensation Plans

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2019	12,060	$38.03
Granted	3,919	44.39
Vested	(3,394)	35.27
Forfeited	(345)	42.43
Nonvested at September 30, 2019	12,240	40.70

BB&T Corporation 21

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans, and unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, July 1, 2018	$(977)	$12	$(723)	$(18)	$(1,706)
OCI before reclassifications, net of tax	(27)	20	(162)	1	(168)
Amounts reclassified from AOCI:
Before tax	19	—	9	—	28
Tax effect	4	—	2	—	6
Amounts reclassified, net of tax	15	—	7	—	22
Total OCI, net of tax	(12)	20	(155)	1	(146)
AOCI balance, September 30, 2018	$(989)	$32	$(878)	$(17)	$(1,852)
AOCI balance, July 1, 2019	$(1,128)	$(124)	$151	$(18)	$(1,119)
OCI before reclassifications, net of tax	(58)	3	116	—	61
Amounts reclassified from AOCI:
Before tax	27	14	2	—	43
Tax effect	7	4	—	—	11
Amounts reclassified, net of tax	20	10	2	—	32
Total OCI, net of tax	(38)	13	118	—	93
AOCI balance, September 30, 2019	$(1,166)	$(111)	$269	$(18)	$(1,026)

Nine Months Ended September 30, 2019 and 2018 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2018	$(1,004)	$(92)	$(356)	$(15)	$(1,467)
OCI before reclassifications, net of tax	(27)	113	(544)	(3)	(461)
Amounts reclassified from AOCI:
Before tax	55	14	29	1	99
Tax effect	13	3	7	—	23
Amounts reclassified, net of tax	42	11	22	1	76
Total OCI, net of tax	15	124	(522)	(2)	(385)
AOCI balance, September 30, 2018	(989)	32	(878)	(17)	(1,852)
AOCI balance, January 1, 2019	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
OCI before reclassifications, net of tax	(58)	(88)	776	2	632
Amounts reclassified from AOCI:
Before tax	74	11	(10)	—	75
Tax effect	18	3	(3)	—	18
Amounts reclassified, net of tax	56	8	(7)	—	57
Total OCI, net of tax	(2)	(80)	769	2	689
AOCI balance, September 30, 2019	$(1,166)	$(111)	$269	$(18)	$(1,026)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Net interest income	Net interest income

22 BB&T Corporation

NOTE 12. Income Taxes

The effective tax rates for the three months ended September 30, 2019 and 2018 were 20.8% and 20.0%, respectively.

The effective tax rates for the nine months ended September 30, 2019 and 2018 were 20.0% and 19.6%, respectively.

NOTE 13. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Service cost	Personnel expense	$52	$59	$161	$179
Interest cost	Other expense	58	50	169	150
Estimated return on plan assets	Other expense	(116)	(112)	(343)	(336)
Amortization and other	Other expense	29	21	80	60
Net periodic benefit cost		$23	$18	$67	$53

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $876 million were made during the nine months ended September 30, 2019. There are no required contributions for the remainder of 2019, though BB&T may elect to make additional discretionary contributions.

NOTE 14. Commitments and Contingencies

The following table summarizes certain commitments and contingencies. Refer to Note 15. Fair Value Disclosures for additional disclosures related to off-balance sheet financial instruments.

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Investments in affordable housing projects:
Carrying amount	$2,179	$2,088
Amount of future funding commitments included in carrying amount	864	919
Lending exposure	402	460
Tax credits subject to recapture	537	523
Private equity and certain other equity method investments:
Carrying amount	544	458
Amount of future funding commitments not included in carrying amount	322	331

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

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Pledged securities	$11,881	$13,237
Pledged loans	74,458	77,847

24 BB&T Corporation

NOTE 15. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2019 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
AFS securities:
U.S. Treasury	$1,138	$—	$1,138	$—	$—
GSE	254	—	254	—	—
Agency MBS	33,607	—	33,607	—	—
States and political subdivisions	593	—	593	—	—
Non-agency MBS	374	—	—	374	—
Other	31	—	31	—	—
Total AFS securities	35,997	—	35,623	374	—
LHFS	1,442	—	1,442	—	—
MSRs	919	—	—	919	—
Other assets:
Trading and equity securities	871	464	407	—	—
Derivative assets	680	—	892	20	(232)
Private equity investments	467	—	—	467	—
Total assets	$40,376	$464	$38,364	$1,780	$(232)
Liabilities:
Derivative liabilities	$39	$1	$150	$16	$(128)
Securities sold short	113	—	113	—	—
Total liabilities	$152	$1	$263	$16	$(128)

December 31, 2018 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
AFS securities:
U.S. Treasury	$3,441	$—	$3,441	$—	$—
GSE	200	—	200	—	—
Agency MBS	20,155	—	20,155	—	—
States and political subdivisions	701	—	701	—	—
Non-agency MBS	505	—	114	391	—
Other	36	—	36	—	—
Total AFS securities	25,038	—	24,647	391	—
LHFS	988	—	988	—	—
MSRs	1,108	—	—	1,108	—
Other assets:
Trading and equity securities	767	374	390	3	—
Derivative assets	246	—	234	12	—
Private equity investments	393	—	—	393	—
Total assets	$28,540	$374	$26,259	$1,907	$—
Liabilities:
Derivative liabilities	$247	$1	$246	$—	$—
Securities sold short	145	—	145	—	—
Total liabilities	$392	$1	$391	$—	$—
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

26 BB&T Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended (Dollars in millions)	Trading and Equity Securities	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at July 1, 2018	$—	$425	$1,143	$4	$399
Total realized and unrealized gains (losses):
Included in earnings	—	2	36	6	35
Included in unrealized net holding gains (losses) in OCI	—	(7)	—	—	—
Purchases	1	—	—	—	18
Issuances	—	—	42	5	—
Sales	(1)	—	—	—	(7)
Settlements	—	(13)	(42)	(16)	(18)
Balance at September 30, 2018	$—	$407	$1,179	$(1)	$427
Balance at July 1, 2019	$—	$382	$970	$7	$449
Total realized and unrealized gains (losses):
Included in earnings	—	15	(79)	53	6
Included in unrealized net holding gains (losses) in OCI	—	(8)	—	—	—
Purchases	4	—	—	(1)	34
Issuances	—	—	69	30	—
Sales	(4)	—	—	—	(1)
Settlements	—	(15)	(41)	(85)	(21)
Balance at September 30, 2019	$—	$374	$919	$4	$467
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2019	$—	$6	$(79)	$13	$4

Nine Months Ended September 30, 2019 and 2018 (Dollars in millions)	Trading and Equity Securities	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2018	$—	$432	$1,056	$3	$404
Total realized and unrealized gains (losses):
Included in earnings	—	8	127	7	46
Included in unrealized net holding gains (losses) in OCI	—	7	—	—	—
Purchases	2	—	—	—	45
Issuances	—	—	125	11	—
Sales	(2)	—	—	—	(31)
Settlements	—	(40)	(129)	(22)	(37)
Balance at September 30, 2018	$—	$407	$1,179	$(1)	$427
Balance at January 1, 2019	$3	$391	$1,108	$12	$393
Total realized and unrealized gains (losses):
Included in earnings	—	10	(184)	74	30
Included in unrealized net holding gains (losses) in OCI	—	4	—	—	—
Purchases	19	—	—	(1)	102
Issuances	—	—	121	64	—
Sales	(22)	—	—	—	(35)
Settlements	—	(31)	(126)	(135)	(23)
Transfers into Level 3	—	—	—	(10)	—
Balance at September 30, 2019	$—	$374	$919	$4	$467
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2019	$—	$9	$(184)	$13	$8
Primary income statement location of realized gains (losses) included in earnings	Interest income	Interest income	Mortgage banking income	Mortgage banking income	Other income

BB&T Corporation 27

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At September 30, 2019, the fair value of Re-REMIC non-agency MBS represented a discount of 24.0% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2029, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of September 30, 2019, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 6x to 13x, with a weighted average of 8x, at September 30, 2019.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	September 30, 2019			December 31, 2018
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
LHFS at fair value	$1,442	$1,430	$12	$988	$975	$13

Excluding government guaranteed, LHFS that were nonperforming or 90 days or more past due and still accruing interest were not material at September 30, 2019.

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

	2019		2018
As of / For The Nine Months Ended September 30, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$98	$(21)	$185	$(31)
Foreclosed real estate	33	(180)	39	(171)

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

Financial assets and liabilities not recorded at fair value are summarized below:

		September 30, 2019		December 31, 2018
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$18,768	$18,970	$20,552	$20,047
Loans and leases HFI, net of ALLL	Level 3	147,840	148,172	147,455	145,591
Financial liabilities:
Time deposits	Level 2	16,526	16,587	16,577	16,617
Long-term debt	Level 2	25,520	25,861	23,709	23,723

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	September 30, 2019		December 31, 2018
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$76,603	$299	$72,435	$280
Residential mortgage loans sold with recourse	369	3	419	3
CRE mortgages serviced for others covered by recourse provisions	4,748	6	4,699	6
Letters of credit	2,139	13	2,389	18

BB&T Corporation 29

NOTE 16. Derivative Financial Instruments

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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

		September 30, 2019			December 31, 2018
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$—	$—	$—	$6,500	$—	$—
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	17,934	195	(29)	12,908	5	(74)
Options	Long-term debt	4,785	—	(3)	4,785	—	(2)
Pay fixed swaps	Commercial loans	44	—	—	505	2	—
Pay fixed swaps	Municipal securities	—	—	—	259	—	—
Total		22,763	195	(32)	18,457	7	(76)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		14,210	657	(1)	11,577	128	(98)
Pay fixed swaps		13,512	—	(84)	11,523	19	(32)
Other		1,336	3	(3)	1,143	2	(3)
Forward commitments		6,171	7	(16)	2,883	11	(13)
Foreign exchange contracts		651	4	(2)	529	5	(2)
Total		35,880	671	(106)	27,655	165	(148)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,376	20	(5)	702	12	—
When issued securities, forward rate agreements and forward commitments		3,183	6	(16)	1,753	2	(20)
Other		75	—	(1)	271	2	(1)
Total		5,634	26	(22)	2,726	16	(21)
MSRs:
Interest rate contracts:
Receive fixed swaps		3,338	—	—	4,328	—	—
Pay fixed swaps		2,245	—	—	3,224	—	—
Options		884	17	—	3,155	48	(2)
When issued securities, forward rate agreements and forward commitments		1,199	3	(7)	1,590	10	—
Other		157	—	—	103	—	—
Total		7,823	20	(7)	12,400	58	(2)
Total derivatives not designated as hedges		49,337	717	(135)	42,781	239	(171)
Total derivatives		$72,100	912	(167)	$67,738	246	(247)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements			(49)	49		(47)	47
Cash collateral (received) posted for amounts subject to master netting arrangements			(183)	79		(53)	82
Net amount			$680	$(39)		$146	$(118)

Derivative instruments under master netting agreements			$233	$(137)		$102	$(131)
Derivative instruments not under master netting agreements			679	(30)		144	(116)
Total derivatives			$912	$(167)		$246	$(247)
BB&T Corporation 31

The following table presents additional information for fair value hedging relationships:

	September 30, 2019			December 31, 2018
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$474	$—	$66	$493	$5	$54
Loans and leases	559	3	15	562	—	(3)
Long-term debt	20,750	347	(8)	15,397	(98)	12

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.
The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Pre-tax gain (loss) recognized in OCI:
Deposits	$1	$6	$(42)	$35
Short-term borrowings	—	2	2	4
Long-term debt	2	18	(76)	111
Total	$3	$26	(116)	$150
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(1)	1	—	(2)
Short-term borrowings	(5)	—	(4)	—
Long-term debt	(8)	(1)	(7)	(12)
Total	$(14)	$—	$(11)	$(14)

The following table summarizes the impact on net interest income related to fair value hedges, which consist of interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
AFS securities:
Amounts related to interest settlements	$—	$—	$—	$(4)
Recognized on derivatives	1	4	(16)	20
Recognized on hedged items	(3)	(6)	10	(22)
Net income (expense) recognized	(2)	(2)	(6)	$(6)
Loans and leases:
Amounts related to interest settlements	—	—	—	(1)
Recognized on derivatives	—	4	(22)	10
Recognized on hedged items	(1)	(4)	21	(10)
Net income (expense) recognized	(1)	—	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(17)	(13)	(55)	(12)
Recognized on derivatives	35	(50)	343	(293)
Recognized on hedged items	(30)	62	(326)	329
Net income (expense) recognized	(12)	(1)	(38)	24
Net income (expense) recognized, total	$(15)	$(3)	$(45)	$17

32 BB&T Corporation

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)		2019	2018	2019	2018
Client-related and other risk management:
Interest rate contracts	Other noninterest income	$33	$11	$59	$36
Foreign exchange contracts	Other noninterest income	7	1	8	14
Equity	Other noninterest income	(2)	—	(2)	—
Mortgage banking:
Interest rate contracts	Mortgage banking income	10	7	5	3
MSRs:
Interest rate contracts	Mortgage banking income	84	(36)	221	(126)
Total		$132	$(17)	$291	$(73)

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$—	$(18)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(111)	(13)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(41)	4
Maximum time period over which BB&T is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	N/A	4 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	(90)	(39)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(10)	15

Derivatives Credit Risk – Dealer Counterparties

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable to the same counterparty. The risk of loss is addressed by subjecting dealer counterparties to credit reviews and approvals similar to those used in making loans or other extensions of credit and by requiring collateral. Dealer counterparties operate under agreements to provide cash collateral when unsecured loss positions exceed minimal limits.

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

BB&T Corporation 33

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

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Notional amount	$819	$446
Maximum exposure assuming all underlying third party customers referenced in the interest rate contracts defaulted in a zero LIBOR rate environment	52	26

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2019	Dec 31, 2018
Dealer counterparties:
Cash collateral received from dealer counterparties	$186	$56
Derivatives in a net gain position secured by collateral received	184	55
Unsecured positions in a net gain with dealer counterparties after collateral postings	1	2
Cash collateral posted to dealer counterparties	75	75
Derivatives in a net loss position secured by collateral received	74	76
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	—	1
Central clearing parties:
Cash collateral, including initial margin, posted to central clearing parties	17	17
Derivatives in a net loss position	15	8
Securities pledged to central clearing parties	155	124

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2019	2018	2019	2018
Net income available to common shareholders	$735	$789	$2,326	$2,309
Weighted average number of common shares	766,167	771,562	765,428	775,642
Effect of dilutive outstanding equity-based awards	9,624	10,305	9,479	10,498
Weighted average number of diluted common shares	775,791	781,867	774,907	786,140
Basic EPS	$0.96	$1.02	$3.04	$2.98
Diluted EPS	$0.95	$1.01	$3.00	$2.94
Anti-dilutive awards	—	61	—	80

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

34 BB&T Corporation

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CB-Retail		CB-Commercial		FS&CF
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$871	$880	$519	$513	$196	$171
Net intersegment interest income (expense)	141	76	69	58	18	26
Segment net interest income	1,012	956	588	571	214	197
Allocated provision for credit losses	115	121	12	18	3	5
Segment net interest income after provision	897	835	576	553	211	192
Noninterest income	372	347	116	110	351	308
Noninterest expense	681	657	259	262	327	312
Income (loss) before income taxes	588	525	433	401	235	188
Provision (benefit) for income taxes	142	129	95	90	50	39
Segment net income (loss)	$446	$396	$338	$311	$185	$149

	IH		OT&C (1)		Total
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$39	$32	$75	$91	$1,700	$1,687
Net intersegment interest income (expense)	(11)	(9)	(217)	(151)	—	—
Segment net interest income	28	23	(142)	(60)	1,700	1,687
Allocated provision for credit losses	2	1	(15)	(10)	117	135
Segment net interest income after provision	26	22	(127)	(50)	1,583	1,552
Noninterest income	491	452	(27)	22	1,303	1,239
Noninterest expense	435	416	138	95	1,840	1,742
Income (loss) before income taxes	82	58	(292)	(123)	1,046	1,049
Provision (benefit) for income taxes	21	15	(90)	(63)	218	210
Segment net income (loss)	$61	$43	$(202)	$(60)	$828	$839

Nine Months Ended September 30, (Dollars in millions)	CB-Retail		CB-Commercial		FS&CF
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$2,564	$2,570	$1,596	$1,467	$582	$499
Net intersegment interest income (expense)	376	194	160	182	52	64
Segment net interest income	2,940	2,764	1,756	1,649	634	563
Allocated provision for credit losses	368	354	70	97	18	(3)
Segment net interest income after provision	2,572	2,410	1,686	1,552	616	566
Noninterest income	1,081	1,042	339	325	964	912
Noninterest expense	1,981	1,978	765	769	935	924
Income (loss) before income taxes	1,672	1,474	1,260	1,108	645	554
Provision (benefit) for income taxes	403	362	275	249	135	116
Segment net income (loss)	$1,269	$1,112	$985	$859	$510	$438

Identifiable assets (period end)	$72,843	$73,117	$56,489	$56,687	$32,754	$30,586

	IH		OT&C (1)		Total
	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$108	$87	$236	$354	$5,086	$4,977
Net intersegment interest income (expense)	(32)	(23)	(556)	(417)	—	—
Segment net interest income	76	64	(320)	(63)	5,086	4,977
Allocated provision for credit losses	7	2	(19)	(30)	444	420
Segment net interest income after provision	69	62	(301)	(33)	4,642	4,557
Noninterest income	1,576	1,375	(103)	(13)	3,857	3,641
Noninterest expense	1,296	1,199	382	278	5,359	5,148
Income (loss) before income taxes	349	238	(786)	(324)	3,140	3,050
Provision (benefit) for income taxes	89	61	(273)	(190)	629	598
Segment net income (loss)	$260	$177	$(513)	$(134)	$2,511	$2,452

Identifiable assets (period end)	$6,744	$6,455	$67,920	$56,040	$236,750	$222,885

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

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

In July 2019, the FDIC amended the rules related to recordkeeping requirements and timely deposit insurance determination to allow covered IDIs an optional one year extension of the original compliance deadline to April 1, 2021. The rule requires IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity.

In October 2019, the federal bank regulatory agencies issued a final rule that will tailor rules for large banking companies based on risk profile. The final rule creates five broad categories of firms, with each category having a specific set of tailored regulatory requirements. Under the final rule, firms with between $250 billion and $700 billion in assets, and less than $75 billion in certain other risk-related exposures, will be permitted to exclude AOCI from the calculation of regulatory capital and will no longer be subject to the advanced approaches calculation for risk-based capital. Additionally, these firms will be subject to a reduced daily LCR and NSFR and will only be required to report company run stress tests every other year. The rule will be effective 60 days after publication in the federal register.

Executive Overview

Overview of Significant Events and Financial Results

On February 7, 2019, BB&T entered into an agreement and plan of merger, by and between BB&T and SunTrust, pursuant to which SunTrust will merge with and into BB&T, with BB&T as the surviving entity in the merger. Immediately following the merger, SunTrust's wholly owned subsidiary, SunTrust Bank, will merge with and into Branch Bank, with Branch Bank as the surviving entity. Under the terms of the merger agreement, shareholders of SunTrust will receive 1.295 shares of BB&T common stock for each share of SunTrust common stock. The merger agreement was unanimously approved by both companies' Boards of Directors. The merger is expected to close in the fourth quarter of 2019, subject to satisfaction of closing conditions, including receipt of remaining regulatory approvals. The merger is subject to a mutual break-up fee of approximately $1.1 billion, payable in customary circumstances. Merger-of-equals significant milestones and updates include:

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

•	Management agreed on a one-time bonus to be paid to certain associates of Truist following the closing of the merger. The estimated bonus payments total approximately $70 million.

•	On July 24, 2019, the U.S. House Committee on Financial Services held a hearing on the merger. BB&T and SunTrust executives delivered testimony and responded to questions from Committee members.

•	On July 30, 2019, BB&T and SunTrust shareholders approved the merger. In addition, BB&T's shareholders approved Truist Financial Corporation to be the name of the combined company.

•
In September 2019, BB&T and SunTrust named approximately 75% of Truist leadership roles, finalized a vast majority of key technology ecosystem decisions and completed a legal day one readiness testing exercise for key workstreams.

36 BB&T Corporation

Consolidated net income available to common shareholders for the third quarter of 2019 was $735 million. On a diluted per common share basis, earnings for the third quarter of 2019 were $0.95, a decrease of $0.06 compared to the third quarter of 2018.

Results for the third quarter of 2019, included $34 million ($26 million after-tax) of merger-related and restructuring charges and $52 million ($40 million after-tax) of incremental operating expenses related to the merger of equals with SunTrust. In addition, results included an after-tax reduction in net income available to common shareholders of $46 million from the redemption of preferred stock, partially offset by a $15 million after-tax impact from the sale of $4.3 billion of residential mortgage loans. Results for the third quarter of 2018 included $18 million ($13 million after-tax) of merger-related and restructuring charges primarily related to facilities optimization activities and the Regions Insurance acquisition.

BB&T's results of operations for the third quarter of 2019 produced an annualized return on average assets of 1.41% and an annualized return on average common shareholders' equity of 10.04%, compared to ratios for the same quarter of the prior year of 1.49% and 11.69%, respectively.

Total revenues on a TE basis were $3.0 billion for the third quarter of 2019, an increase of $73 million compared to the same period in 2018, which reflects an increase of $9 million in TE net interest income and an increase of $64 million in noninterest income.

The provision for credit losses was $117 million compared to $135 million for the third quarter of 2018. The decrease in the provision for credit losses was primarily due to the residential mortgage loan sale in the current quarter and a decrease in the reserve for unfunded commitments. Net charge-offs were 0.41% of average loans and leases on an annualized basis for the third quarter of 2019, up six basis points compared to the third quarter of 2018.

Noninterest income for the third quarter of 2019 increased $64 million compared to the earlier quarter primarily due to increases in insurance income, mortgage banking income, and investment banking and brokerages fees and commissions. These increases were partially offset by a decrease in other income.

Noninterest expense for the third quarter of 2019 was up $98 million compared to the earlier quarter. Excluding merger-related and restructuring charges and incremental operating expenses related to the merger, noninterest expense was up $30 million.

The provision for income taxes was $218 million for the third quarter of 2019, compared to $210 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2019 of 20.8%, compared to 20.0% for the earlier quarter.

BB&T issued $1.7 billion of preferred stock during the quarter and redeemed a similar amount from two higher-cost issuances. In connection with the redemptions, net income available to common shareholders was reduced by $46 million to recognize the difference in the redemption price and the carrying value.

BB&T declared common dividends of $0.450 per share during the third quarter of 2019, which resulted in a dividend payout ratio of 46.9%. As previously communicated, BB&T has suspended its share repurchase program due to the merger-of-equals.

Analysis of Results of Operations

Net Interest Income and NIM

Third Quarter 2019 compared to Third Quarter 2018

Net interest income on a TE basis was $1.7 billion for the third quarter of 2019, an increase of $9 million compared to the same period in 2018. Interest income increased $145 million, which reflects higher rates and loan growth. Interest expense increased $136 million primarily due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.37%, down ten basis points compared to the earlier quarter. Average earning assets increased $7.2 billion. The increase in average earning assets reflects a $4.6 billion increase in average total loans and leases and a $2.6 billion increase in average securities. Average interest-bearing liabilities increased $7.1 billion compared to the earlier quarter. Average interest-bearing deposits increased $6.4 billion and average short-term borrowings increased $2.3 billion, while average long-term debt decreased $1.6 billion. The yield on the total loan portfolio for the third quarter of 2019 was 4.98%, up 15 basis points compared to the earlier quarter, reflecting the impact of rate increases. The yield on the average securities portfolio was 2.60%, up 13 basis points compared to the earlier period.

The average cost of total deposits was 0.67%, up 24 basis points compared to the earlier quarter. The average cost of interest-bearing deposits was 0.99%, up 33 basis points compared to the earlier quarter. The average rate on long-term debt was 3.42%, up 43 basis points compared to the earlier quarter. The average rate on short-term borrowings was 2.55%, up 61 basis points compared to the earlier quarter. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

BB&T Corporation 37

Nine Months of 2019 compared to Nine Months of 2018

Net interest income on a TE basis was $5.2 billion for the nine months ended September 30, 2019, an increase of $108 million compared to the same period in 2018. Interest income increased $612 million, which reflects higher rates and loan growth. Interest expense increased $504 million primarily due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.43% for the nine months ended September 30, 2019, down two basis points compared to the same period of 2018. The yield for the total loan portfolio for the nine months ended September 30, 2019 was 5.03%, up 33 basis points compared to the corresponding period of 2018. The increase was primarily due to rate increases. The yield on the average securities portfolio for the nine months ended September 30, 2019 was 2.61%, up 13 basis points compared to the same period of 2018.

The average cost of total deposits for the nine months ended September 30, 2019 was 0.66%, up 29 basis points compared to the prior year. The average cost of interest-bearing deposits for the nine months ended September 30, 2019 was 0.99%, up 42 basis points compared to the prior year. The average rate on short-term borrowings was 2.44% for the nine months ended September 30, 2019, up 72 basis points compared to the same period in 2018. The average rate on long-term debt for the nine months ended September 30, 2019 was 3.35%, up 57 basis points compared to the same period in 2018. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

The major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

38 BB&T Corporation

Table 1-1: TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, (Dollars in millions)	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2019	2018	2019	2018	2019	2018		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,240	$3,561	2.04%	1.80%	$11	$15	$(4)	$2	$(6)
GSE	2,449	2,399	2.25	2.23	14	13	1	—	1
Agency MBS	43,415	39,111	2.57	2.45	279	239	40	12	28
States and political subdivisions	566	849	3.44	3.50	5	10	(5)	—	(5)
Non-agency MBS	198	340	18.77	11.32	9	8	1	5	(4)
Other	32	39	3.67	3.79	—	1	(1)	—	(1)
Total securities	48,900	46,299	2.60	2.47	318	286	32	19	13
Other earning assets (3)	2,466	2,412	2.67	2.52	17	15	2	2	—
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	63,768	59,900	4.18	4.04	671	612	59	21	38
CRE	20,767	21,496	4.88	4.80	256	260	(4)	4	(8)
Lease financing	2,260	1,941	3.17	3.04	18	17	1	—	1
Residential mortgage	28,410	30,500	4.02	4.08	285	313	(28)	(5)	(23)
Direct	11,468	11,613	5.75	5.34	166	155	11	13	(2)
Indirect	18,362	17,282	8.04	7.56	372	335	37	19	18
Revolving credit	3,218	2,947	9.61	9.47	78	63	15	2	13
PCI	411	518	24.23	20.14	25	26	(1)	5	(6)
Total loans and leases HFI	148,664	146,197	5.00	4.83	1,871	1,781	90	59	31
LHFS	3,378	1,292	4.16	4.28	35	14	21	—	21
Total loans and leases	152,042	147,489	4.98	4.83	1,906	1,795	111	59	52
Total earning assets	203,408	196,200	4.38	4.24	2,241	2,096	145	80	65
Nonearning assets	29,012	26,474
Total assets	$232,420	$222,674
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,664	$26,655	0.67	0.45	47	28	19	18	1
Money market and savings	64,920	62,957	0.95	0.68	156	109	47	44	3
Time deposits	16,643	13,353	1.62	0.98	67	34	33	24	9
Foreign office deposits - interest-bearing	265	132	2.13	1.93	1	1	—	—	—
Total interest-bearing deposits (7)	109,492	103,097	0.99	0.66	271	172	99	86	13
Short-term borrowings	8,307	6,023	2.55	1.94	54	29	25	11	14
Long-term debt	22,608	24,211	3.42	2.99	193	181	12	25	(13)
Total interest-bearing liabilities	140,407	133,331	1.47	1.14	518	382	136	122	14
Noninterest-bearing deposits (7)	52,500	54,174
Other liabilities	6,769	5,282
Shareholders' equity	32,744	29,887
Total liabilities and shareholders' equity	$232,420	$222,674
Average interest-rate spread			2.91%	3.10%
NIM/net interest income			3.37%	3.47%	$1,723	$1,714	$9	$(42)	$51
Taxable-equivalent adjustment					$23	$27

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

(7)	Total deposit costs were 0.67% and 0.43% for the three months ended September 30, 2019 and 2018, respectively.

BB&T Corporation 39

Table 1-2: TE Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, (Dollars in millions)	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2019	2018	2019	2018	2019	2018		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,731	$3,546	2.03%	1.79%	$41	$47	$(6)	$6	$(12)
GSE	2,436	2,390	2.25	2.23	41	40	1	—	1
Agency MBS	41,202	39,894	2.57	2.44	795	728	67	42	25
States and political subdivisions	583	1,036	3.85	3.71	17	29	(12)	1	(13)
Non-agency MBS	271	356	14.34	12.06	29	32	(3)	5	(8)
Other	34	43	3.83	3.05	1	1	—	—	—
Total securities	47,257	47,265	2.61	2.48	924	877	47	54	(7)
Other earning assets (3)	2,612	2,287	3.57	3.09	70	53	17	9	8
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	62,576	59,363	4.28	3.89	2,006	1,729	277	180	97
CRE	20,806	21,480	4.99	4.64	777	746	31	55	(24)
Lease financing	2,135	1,892	3.26	3.03	52	43	9	3	6
Residential mortgage	30,604	29,538	4.05	4.03	930	893	37	4	33
Direct	11,489	11,694	5.77	5.11	495	446	49	57	(8)
Indirect	17,863	17,002	7.98	7.45	1,066	950	116	68	48
Revolving credit	3,160	2,859	9.50	9.19	225	197	28	7	21
PCI	433	569	21.20	19.40	69	82	(13)	7	(20)
Total loans and leases HFI	149,066	144,397	5.04	4.71	5,620	5,086	534	381	153
LHFS	1,742	1,332	4.17	4.01	54	40	14	2	12
Total loans and leases	150,808	145,729	5.03	4.70	5,674	5,126	548	383	165
Total earning assets	200,677	195,281	4.44	4.14	6,668	6,056	612	446	166
Nonearning assets	28,429	26,536
Total assets	$229,106	$221,817
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,665	$26,962	0.64	0.41	132	82	50	48	2
Money market and savings	63,885	62,256	0.98	0.56	469	262	207	200	7
Time deposits	16,256	13,720	1.57	0.84	190	87	103	85	18
Foreign office deposits - interest-bearing	355	577	2.36	1.60	6	7	(1)	3	(4)
Total interest-bearing deposits (7)	108,161	103,515	0.99	0.57	797	438	359	336	23
Short-term borrowings	7,443	5,609	2.44	1.72	136	72	64	36	28
Long-term debt	23,027	23,845	3.35	2.78	578	497	81	99	(18)
Total interest-bearing liabilities	138,631	132,969	1.46	1.01	1,511	1,007	504	471	33
Noninterest-bearing deposits (7)	52,489	53,847
Other liabilities	6,449	5,333
Shareholders' equity	31,537	29,668
Total liabilities and shareholders' equity	$229,106	$221,817
Average interest-rate spread			2.98%	3.13%
NIM/net interest income			3.43%	3.45%	$5,157	$5,049	$108	$(25)	$133
Taxable-equivalent adjustment					$71	$72

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

(7)	Total deposit costs were 0.66% and 0.37% for the nine months ended September 30, 2019 and 2018, respectively.

40 BB&T Corporation

Provision for Credit Losses

Third Quarter 2019 compared to Third Quarter 2018

The provision for credit losses was $117 million compared to $135 million for the earlier quarter. The decrease in the provision for credit losses was primarily due to the residential mortgage loan sale in the current quarter and a decrease in the reserve for unfunded commitments. The decrease in the reserve for unfunded commitments was due to the resolution of a commercial credit. Net charge-offs for the third quarter of 2019 totaled $153 million compared to $127 million in the earlier period.

Net charge-offs were 0.41% of average loans and leases on an annualized basis for the third quarter of 2019, up six basis points compared to the third quarter of 2018. The increase in net charge-offs was primarily related to indirect and direct loans, as well as revolving credit.

Nine Months of 2019 compared to Nine Months of 2018

The provision for credit losses totaled $444 million for the nine months ended September 30, 2019, compared to $420 million for 2018. Net charge-offs for the nine months ended September 30, 2019 were $442 million, compared to $381 million for the nine months ended September 30, 2018.

Net charge-offs were 0.40% of average loans and leases for the nine months ended September 30, 2019, compared to 0.35% of average loans and leases for 2018. The increase in net charge-offs was primarily related to CRE, indirect and revolving credit loans.

Noninterest Income

Noninterest income is a significant contributor to BB&T's financial results. Management focuses on diversifying its sources of revenue to further reduce BB&T's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Insurance income	$487	$448	8.7%	$1,563	$1,365	14.5%
Service charges on deposits	188	183	2.7	540	527	2.5
Investment banking and brokerage fees and commissions	130	116	12.1	372	338	10.1
Mortgage banking income	112	79	41.8	288	272	5.9
Trust and investment advisory revenues	71	71	—	209	215	(2.8)
Bankcard fees and merchant discounts	72	72	—	219	213	2.8
Checkcard fees	57	56	1.8	171	165	3.6
Operating lease income	36	37	(2.7)	106	110	(3.6)
Income from bank-owned life insurance	29	27	7.4	91	88	3.4
Securities gains (losses), net	—	—	—	—	1	NM
Other income	121	150	(19.3)	298	347	(14.1)
Total noninterest income	$1,303	$1,239	5.2	$3,857	$3,641	5.9

Third Quarter 2019 compared to Third Quarter 2018

Noninterest income for the third quarter of 2019 increased $64 million compared to the earlier quarter. Insurance income increased $39 million due to higher production. Mortgage banking income increased $33 million primarily due to higher production revenues from both residential and commercial mortgage banking businesses. Investment banking and brokerage fees and commissions increased $14 million due to higher managed account fees and higher investment banking transaction revenues. Other income decreased $29 million primarily due to a decrease in income from SBIC private equity investments.

Nine Months of 2019 compared to Nine Months of 2018

Noninterest income for the nine months ended September 30, 2019 was $3.9 billion, up $216 million compared to 2018. Insurance income was $1.6 billion, up $198 million compared to 2018 due to higher production levels and the acquisition of Regions Insurance. Investment banking and brokerage fees and commissions were $372 million, up $34 million compared to 2018 due to higher managed account fees and higher investment banking income. Mortgage banking income was $288 million, up $16 million compared to 2018 primarily due to an increase of $34 million for net mortgage servicing rights valuation adjustments, partially offset by lower production-related revenues due to lower sales volumes. Other income was $298 million, down $49 million compared to 2018 due to lower income from SBIC private equity investments and other sundry items.

BB&T Corporation 41

Noninterest Expense

The following table provides a breakdown of BB&T's noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Personnel expense	$1,161	$1,104	5.2%	$3,368	$3,217	4.7%
Occupancy and equipment expense	186	189	(1.6)	557	570	(2.3)
Software expense	77	70	10.0	220	202	8.9
Outside IT services	28	33	(15.2)	87	97	(10.3)
Regulatory charges	20	37	(45.9)	57	116	(50.9)
Amortization of intangibles	29	33	(12.1)	93	97	(4.1)
Loan-related expense	26	28	(7.1)	81	83	(2.4)
Professional services	47	33	42.4	109	95	14.7
Merger-related and restructuring charges, net	34	18	88.9	137	70	95.7
Other expense	232	197	17.8	650	601	8.2
Total noninterest expense	$1,840	$1,742	5.6	$5,359	$5,148	4.1

Third Quarter 2019 compared to Third Quarter 2018

Noninterest expense for the third quarter of 2019 was up $98 million compared to the earlier quarter. Merger-related and restructuring charges increased $16 million, as the current quarter included charges in connection with the announced merger-of-equals with SunTrust, whereas the earlier quarter included charges associated with facilities optimization and the Regions Insurance acquisition. The current quarter also included $52 million of incremental operating expenses related to the merger. Excluding these charges, noninterest expense was up $30 million, or 1.7% compared to the earlier quarter.

Personnel expense increased $57 million compared to the earlier quarter. Excluding an increase of $39 million in incremental operating expenses related to the merger, personnel expense increased $18 million compared to the earlier quarter. The remaining increase in personnel expense was primarily due to an increase in production-based incentive expense. Professional services expense increased $14 million primarily due to incremental operating expenses related to the merger. Regulatory charges decreased $17 million, primarily the result of the deposit insurance fund reaching the targeted level. Other expense increased $35 million due to higher non-service related pension expense, higher operating charge-offs, higher advertising and marketing expenses and other sundry items.

Nine Months of 2019 compared to Nine Months of 2018

Noninterest expense totaled $5.4 billion for the nine months ended September 30, 2019, an increase of $211 million, or 4.1%, from the same period in the prior year. Merger-related and restructuring expense was $137 million, an increase of $67 million, primarily due to the announced merger-of-equals with SunTrust. Additionally, the nine months ended September 30, 2019 included $63 million of incremental operating expenses related to the merger. Excluding these charges, noninterest expense was up $81 million or 1.6% compared to the earlier period.

Personnel expense was $3.4 billion for the nine months ended September 30, 2019, an increase of $151 million compared to the nine months ended September 30, 2018. Excluding $43 million of incremental operating expenses related to the merger, personnel expense increased $108 million, primarily due to higher production-based incentives, including the impact from the Regions Insurance acquisition and lower capitalized employee costs. The lower capitalized employee costs reflect efficiencies in the loan closing process. Regulatory charges decreased $59 million primarily as a result of the DIF reaching the targeted level. Other expense increased $49 million due to higher non-service related pension expense, higher operating charge-offs, higher advertising and marketing expenses and other sundry items.

42 BB&T Corporation

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jul 1, 2019	Expense	Utilized	Accrual at Sep 30, 2019	Accrual at Jan 1, 2019	Expense	Utilized	Accrual at Sep 30, 2019
Severance and personnel-related	$8	$14	$(10)	$12	$43	$35	$(66)	$12
Occupancy and equipment (1)	—	1	(1)	—	—	13	(13)	—
Professional services	53	15	(6)	62	1	75	(14)	62
Other adjustments	1	4	(5)	—	—	14	(14)	—
Total	$62	$34	$(22)	$74	$44	$137	$(107)	$74
(1) Certain lease reserves are no longer required as a result of new lease accounting guidance adopted in the first quarter of 2019. See additional information in Note 1. Basis of Presentation.

Provision for Income Taxes

Third Quarter 2019 compared to Third Quarter 2018

The provision for income taxes was $218 million for the third quarter of 2019, compared to $210 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2019 of 20.8%, compared to 20.0% for the earlier quarter.

Nine Months of 2019 compared to Nine Months of 2018

The provision for income taxes was $629 million for the nine months ended September 30, 2019, compared to $598 million for 2018. This produced an effective tax rate for the nine months ended September 30, 2019 of 20.0%, compared to 19.6% for 2018.

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

Table 5: Net Income by Reportable Segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Community Banking Retail and Consumer Finance	$446	$396	12.6%	$1,269	$1,112	14.1%
Community Banking Commercial	338	311	8.7	985	859	14.7
Financial Services and Commercial Finance	185	149	24.2	510	438	16.4
Insurance Holdings	61	43	41.9	260	177	46.9
Other, Treasury & Corporate	(202)	(60)	NM	(513)	(134)	NM
BB&T Corporation	$828	$839	(1.3)	$2,511	$2,452	2.4

Third Quarter 2019 compared to Third Quarter 2018

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

BB&T Corporation 43

CB-Retail net income was $446 million for the third quarter of 2019, an increase of $50 million compared to the earlier quarter. Segment net interest income increased $56 million primarily due to average loan growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $25 million primarily due to an increase in mortgage banking income primarily resulting from an increase in saleable lock volume and portfolio sales. The allocated provision for credit losses decreased $6 million primarily due to the impact of the residential mortgage portfolio sale in the current quarter, partially offset by higher net charge-offs and incurred loss estimates in the current quarter. Noninterest expense increased $24 million primarily due to higher allocated corporate expense.

CB-Retail average loans and leases held for investment increased $83 million, or 0.1%, compared to the earlier quarter. The increase was primarily driven by increases in average indirect lending of $1.1 billion, or 6.3%, and average mortgage warehouse lending of $938 million, or 61.3%, partially offset by a decline in average residential mortgage loans of $2.1 billion, or 6.8%, due to the residential mortgage portfolio sale.

CB-Retail average total deposits increased $481 million, or 0.6%, compared to the earlier quarter. The increase was primarily driven by growth in average money market and savings of $1.0 billion, or 2.9%, and average noninterest-bearing deposits of $513 million, or 3.0%, partially offset by a decline in interest checking of $1.2 billion, or 7.8%.

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

CB-Commercial net income was $338 million for the third quarter of 2019, an increase of $27 million compared to the earlier quarter. Segment net interest income increased $17 million primarily driven by higher funding spreads, partially offset by lower credit spreads on loans and declines in average loans. Noninterest income increased compared to the earlier quarter primarily due to higher referral fees and service charges on deposits in the current quarter. The allocated provision for credit losses decreased primarily due to lower incurred loss estimates, partially offset by higher net charge-offs. Noninterest expense decreased primarily due to lower allocated corporate expenses, partially offset by lower credits for capitalized employee costs.

CB-Commercial average loans and leases held for investment decreased $335 million, or 0.6%, compared to the earlier quarter. Average commercial real estate loans declined $612 million, or 3.1%, partially offset by increases in average commercial and industrial loans of $318 million, or 1.0%. Average total deposits increased $737 million, or 1.2%, compared to the earlier quarter driven by an increase in interest checking of $1.6 billion, or 19.4%, and average money market and savings of $955 million, or 6.0%, partially offset by a decline in noninterest-bearing deposits of $1.8 billion, or 5.3%.

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

FS&CF net income was $185 million for the third quarter of 2019, an increase of $36 million compared to the earlier quarter. Segment net interest income increased $17 million primarily driven by average loan growth and higher funding spreads, partially offset by lower credit spreads on loans. Noninterest income increased $43 million primarily due to client derivatives, an increase in investment banking and brokerage fees and commissions related to an increase in managed account fees; and higher commercial mortgage banking income. Noninterest expense increased $15 million primarily due to higher performance-based incentives in the current quarter.

FS&CF average loans and leases held for investment increased $2.8 billion, or 10.3%, compared to the earlier quarter. The increase was primarily driven by growth in Corporate Banking loans of $2.2 billion, or 14.4%, and Equipment Finance loans and leases of $774 million, or 26.8%, partially offset by a decline in Governmental Finance loans of $311 million, or 6.1%.

FS&CF average total deposits increased $350 million, or 1.2%, compared to the earlier quarter primarily driven by growth in average total deposits for Wealth and Retirement Services of $677 million, or 4.2%, partially offset by declines in average total deposits for Corporate Banking of $465 million, or 5.4%.

44 BB&T Corporation

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

IH net income was $61 million for the third quarter of 2019, an increase of $18 million compared to the earlier quarter. Noninterest income increased $39 million primarily due to higher production. Noninterest expense increased $19 million primarily due to commissions on higher production and incremental operating expenses related to the merger.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

OT&C generated a net loss of $202 million in the third quarter of 2019, compared to a net loss of $60 million in the earlier quarter. Segment net interest income decreased $82 million primarily due to increases in the net credit for funds provided to other operating segments and rates on long-term debt. Noninterest income decreased $49 million primarily due to a decrease in income from SBIC private equity investments and income related to assets for certain post-employment benefits. The allocated provision for credit losses decreased $5 million primarily due to the provision for unfunded commitments. Noninterest expense increased $43 million primarily due to higher merger-related charges and other sundry items. The benefit for income taxes increased $27 million primarily due to a higher pre-tax loss, partially offset by a higher tax benefit from discrete items in the earlier quarter.

Nine Months of 2019 compared to Nine Months of 2018

Community Banking Retail and Consumer Finance

CB-Retail net income was $1.3 billion for the nine months ended September 30, 2019, an increase of $157 million, or 14.1%, compared to the same period of the prior year. Segment net interest income increased $176 million primarily due to average loan growth and higher funding spreads, partially offset by lower credit spreads on loans. Noninterest income increased $39 million primarily due to an increase in mortgage banking income, service charges on deposits, and bankcard fees and merchant discounts. The allocated provision for credit losses increased $14 million primarily due to higher net charge-offs, partially offset by declines in average loan balances resulting from the residential mortgage portfolio sale. The allocated provision for income taxes increased $41 million due to higher pre-tax income.

CB-Retail average loans and leases HFI increased $2.5 billion, or 3.9%, compared to the earlier period. Average residential mortgage loans increased $1.1 billion, or 3.6%, average indirect retail loans increased $869 million, or 5.1%, average mortgage warehouse lending increased $424 million, or 31.2%, and average revolving credit increased $302 million, or 10.6%.

CB-Retail average total deposits increased $256 million, or 0.3%, compared to the earlier period. Average money market and savings increased $889 million, or 2.5%, and average noninterest-bearing deposits increased $455 million, or 2.7%, while average interest checking decreased $1.2 billion, or 7.6%.

Community Banking Commercial

CB-Commercial net income was $985 million for the nine months ended September 30, 2019, an increase of $126 million, or 14.7%, compared to the same period of the prior year. Segment net interest income increased $107 million driven primarily by higher funding spreads. Noninterest income increased $14 million primarily due to higher net referral fees. The allocated provision for credit losses decreased $27 million primarily due to a decrease in incurred loss estimates.

CB-Commercial average loans and leases HFI were essentially flat compared with the earlier period. Average commercial real estate loans decreased $648 million or 3.3%, while average commercial and industrial loans increased $622 million, or 1.9%.

CB-Commercial average total deposits increased $139 million, or 0.2%, compared to the earlier period. Average interest checking increased $805 million, or 9.4% and average money market and savings increased $758 million, or 4.9%, while average noninterest-bearing deposits declined $1.5 billion, or 4.4%.

Financial Services and Commercial Finance

FS&CF net income was $510 million for the nine months ended September 30, 2019, an increase of $72 million, or 16.4%, compared to the same period of the prior year. Segment net interest income increased $71 million primarily due to higher average loan growth. Noninterest income increased $52 million primarily due to higher revenue from client derivatives and managed account fees, investment commissions, and investment banking transactions, partially offset by declines in commercial mortgage banking income primarily due to a decline in revenue from net commercial mortgage servicing rights. The allocated provision for

BB&T Corporation 45

credit losses increased $21 million primarily due to reserve rate changes driven by overall credit improvement in the earlier period. Noninterest expense increased $11 million primarily due to higher personnel expense, partially offset by lower allocated corporate expenses.

FS&CF average loans and leases HFI increased $2.4 billion, or 9.0%, compared to the earlier period. Average loans and leases HFI for Corporate Banking and Equipment Finance increased $2.0 billion, or 13.2%, and $531 million, or 18.8%, respectively. FS&CF average total deposits increased $376 million, or 1.3%, compared to the earlier period primarily driven by growth in average total deposits for Wealth and Retirement Services of $469 million, or 2.9%.

Client invested assets totaled $173.1 billion as of September 30, 2019, an increase of $5.3 billion, or 3.2%, compared to the earlier period.

Insurance Holdings

IH net income was $260 million for the nine months ended September 30, 2019, an increase of $83 million, or 46.9%, compared to the same period of the prior year. Noninterest income increased $201 million due to organic growth and the acquisition of Regions Insurance, which contributed $78 million. Noninterest expense increased $97 million primarily due to the acquisition of Regions Insurance and commissions on higher production.

Other, Treasury & Corporate

OT&C generated a net loss of $513 million for the nine months ended September 30, 2019, compared to a net loss of $134 million for the earlier period. Segment net interest income decreased $257 million primarily due to an increase in the net credit for funds provided to other operating segments, an increased net cost for long-term debt and short-term borrowings, and a decline in volume for short-term borrowings, partially offset by increased spreads on securities. Noninterest income decreased $90 million primarily due to lower hedge and client derivative income, income related to assets for certain post-employment benefits and income from SBIC private equity investments. The allocated provision for credit losses increased $11 million primarily due to an increase in the provision for PCI loans as a result of an allowance release in the earlier period. Noninterest expense increased $104 million due to merger-related charges in the current period, as well as higher personnel expense resulting from capitalized employee costs allocated to the segments in the current period and other sundry items, which were partially offset by lower regulatory charges. The benefit for income taxes increased $83 million primarily due to an increase in pre-tax loss, partially offset by a lower tax benefit from discrete items compared to the earlier period.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $54.8 billion at September 30, 2019, compared to $45.6 billion at December 31, 2018. The increase in the securities portfolio was primarily due to investing the proceeds from the sale of $4.3 billion in residential mortgage loans and an investment totaling approximately $5 billion in Agency MBS to increase HQLA securities in anticipation of the merger closing.

As of September 30, 2019, approximately 5.2% of the securities portfolio was variable rate, compared to 6.5% as of December 31, 2018. The effective duration of the securities portfolio was 4.1 years at September 30, 2019, compared to 4.8 years at December 31, 2018. The duration of the securities portfolio excludes certain non-agency MBS.

U.S. Treasury, GSE and Agency MBS represented 98.2% of the total securities portfolio as of September 30, 2019, compared to 97.3% as of prior year end.

In the fourth quarter of 2019, approximately $7.2 billion in Agency MBS was sold and reinvested in similar assets to improve the portfolio run rate and ensure the appropriate mix of HQLA to meet future LCR requirements in anticipation of the merger closing. The sale is expected to incur a pre-tax loss of approximately $95 million upon final settlement and the reinvested assets will have a payback period of approximately 2.6 years.

Lending Activities

Loans HFI totaled $149.4 billion at September 30, 2019, compared to $149.0 billion at December 31, 2018. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales. In this regard, management made the strategic decision to sell $4.3 billion of residential mortgage loans during the third quarter of 2019. The sale resulted in a pre-tax benefit of $20 million for the quarter, which was composed of a $4 million gain on sale and a $16 million release from the allowance for loan losses.

46 BB&T Corporation

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $50 million and $64 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, approximately 100.0% of the interest-only balances will begin amortizing within the next three years compared to 95.9% at December 31, 2018.

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

Table 6: Variable Rate Lines of Credit
	Home Equity Lines		Other Lines of Credit
(Dollars in millions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Total variable rate lines	$6,672	$7,201	$1,080	$1,067
Amount in interest-only phase	5,384	5,730	978	949
Percent in interest-only phase that will begin amortizing within 3 years	11.1%	10.3%	13.4%	15.9%

The following table presents the most recent composition of average loans and leases:

Table 7: Composition of Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Commercial:
Commercial and industrial	$63,768	$62,563	$61,370	$60,553	$59,900
CRE	20,767	20,748	20,905	21,301	21,496
Lease financing	2,260	2,122	2,021	1,990	1,941
Retail:
Residential mortgage	28,410	32,066	31,370	31,103	30,500
Direct	11,468	11,506	11,493	11,600	11,613
Indirect	18,362	17,879	17,337	17,436	17,282
Revolving credit	3,218	3,151	3,110	3,070	2,947
PCI	411	432	455	486	518
Total average loans and leases HFI	$148,664	$150,467	$148,061	$147,539	$146,197

Average loans held for investment for the third quarter of 2019 were $148.7 billion, down $1.8 billion or 4.8% annualized compared to the second quarter of 2019. Excluding the sale of $4.3 billion of residential mortgages in the third quarter, average loans held for investment increased 6.5% annualized compared to the second quarter of 2019.

Average commercial and industrial loans increased $1.2 billion driven by strong growth in mortgage warehouse lending, premium finance, corporate banking and equipment finance.

Average residential mortgage loans held for investment decreased $3.7 billion primarily due to the sale of $4.3 billion of residential mortgage loans. Excluding the sale, average residential mortgage loans increased 7.4% annualized compared to the prior quarter.

Average indirect retail loans increased $483 million. The increase was across all categories of indirect lending. Growth was led by power sports, recreational and automobile lending.

BB&T Corporation 47

Asset Quality

The following tables summarize asset quality information for the past five quarters:

Table 8: Asset Quality
(Dollars in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
NPAs:
NPLs:
Commercial and industrial	$172	$193	$196	$200	$238
CRE	29	33	75	65	46
Lease financing	2	2	1	3	6
Residential mortgage	106	104	121	119	120
Direct	56	54	53	53	55
Indirect	82	75	80	82	72
Total NPLs HFI	447	461	526	522	537
Foreclosed real estate	33	36	33	35	39
Other foreclosed property	29	26	25	28	25
Total nonperforming assets (1)	$509	$523	$584	$585	$601
Performing TDRs:
Commercial and industrial	$69	$84	$63	$65	$56
CRE	7	8	9	10	12
Residential mortgage	570	581	669	656	643
Direct	52	53	54	55	56
Indirect	328	315	306	305	295
Revolving credit	31	29	29	28	28
Total performing TDRs (2)(3)	$1,057	$1,070	$1,130	$1,119	$1,090
Loans 90 days or more past due and still accruing:
Residential mortgage	$347	$350	$377	$405	$367
Direct	7	10	7	7	6
Indirect	9	7	5	6	6
Revolving credit	16	14	14	14	12
PCI	24	26	28	30	40
Total loans 90 days or more past due and still accruing	$403	$407	$431	$462	$431
Loans 30-89 days past due:
Commercial and industrial	$34	$32	$36	$34	$35
CRE	1	3	3	5	4
Lease financing	1	5	3	1	1
Residential mortgage	432	480	478	456	510
Direct	54	58	67	61	59
Indirect	423	393	316	436	418
Revolving credit	31	28	27	28	27
PCI	16	17	18	23	21
Total loans 30-89 days past due	$992	$1,016	$948	$1,044	$1,075
Excludes loans held for sale.

(1)
Sales of nonperforming loans totaled $42 million, $48 million, $30 million, $30 million and $20 million for the quarter ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

(2)
Excludes TDRs that are nonperforming totaling $115 million, $135 million, $178 million, $176 million and $176 million at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively. These amounts are included in total nonperforming assets.

(3)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $39 million, $120 million, $33 million, $15 million and $34 million for the quarter ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

Nonperforming assets totaled $509 million at September 30, 2019, down $14 million compared to June 30, 2019. Nonperforming loans and leases represented 0.30% of loans and leases held for investment, unchanged compared to June 30, 2019.

Performing TDRs were down $13 million during the third quarter primarily in commercial and industrial loans and residential mortgage loans, which was partially offset by an increase in indirect loans.

48 BB&T Corporation

Loans 90 days or more past due and still accruing totaled $403 million at September 30, 2019, down slightly compared to the prior quarter. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.27% at September 30, 2019, unchanged compared to the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at September 30, 2019, also unchanged from the prior quarter.

Loans 30-89 days past due and still accruing totaled $992 million at September 30, 2019, down $24 million compared to the prior quarter, primarily due to a decline in residential mortgage loans, which was partially offset by an expected seasonal increase in indirect automobile lending.

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

Table 9: Asset Quality Ratios
As of / For the Three Months Ended	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.66%	0.67%	0.64%	0.70%	0.73%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.27	0.27	0.29	0.31	0.29
NPLs as a percentage of loans and leases HFI	0.30	0.30	0.35	0.35	0.37
NPAs as a percentage of:
Total assets	0.22	0.23	0.26	0.26	0.27
Loans and leases HFI plus foreclosed property	0.34	0.34	0.39	0.39	0.41
Net charge-offs as a percentage of average loans and leases HFI	0.41	0.38	0.40	0.38	0.35
ALLL as a percentage of loans and leases HFI	1.05	1.05	1.05	1.05	1.05
Ratio of ALLL to:
Net charge-offs	2.59x	2.80x	2.62x	2.76x	3.05x
NPLs	3.52x	3.46x	2.97x	2.99x	2.86x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI (1)	0.04%	0.04%	0.04%	0.04%	0.04%
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

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2019	2018
Balance, January 1	$585	$627
New NPAs	904	881
Advances and principal increases	127	336
Disposals of foreclosed assets (1)	(354)	(337)
Disposals of NPLs (2)	(120)	(65)
Charge-offs and losses	(215)	(180)
Payments	(312)	(542)
Transfers to performing status	(106)	(117)
Other, net	—	(2)
Ending balance, September 30	$509	$601

(1)	Includes charge-offs and losses recorded upon sale of $165 million and $159 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $20 million and $22 million for the nine months ended September 30, 2019 and 2018, respectively.

BB&T Corporation 49

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

The following table provides a summary of performing TDR activity:

Table 11: Rollforward of Performing TDRs
(Dollars in millions)	2019	2018
Balance, January 1	$1,119	$1,043
Inflows	404	386
Payments and payoffs	(144)	(126)
Charge-offs	(48)	(47)
Transfers to nonperforming TDRs, net	(57)	(52)
Removal due to the passage of time	(17)	(29)
Non-concessionary re-modifications	(8)	(5)
Transferred to LHFS and/or sold	(192)	(80)
Balance, September 30	$1,057	$1,090

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2019:

Table 12: Payment Status of TDRs (1)
September 30, 2019 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$69	100.0%	$—	—%	$—	—%	$69
CRE	7	100.0	—	—	—	—	7
Retail:
Residential mortgage	313	54.9	105	18.4	152	26.7	570
Direct	49	94.2	3	5.8	—	—	52
Indirect	270	82.3	58	17.7	—	—	328
Revolving credit	27	87.1	3	9.7	1	3.2	31
Total performing TDRs	735	69.5	169	16.0	153	14.5	1,057
Nonperforming TDRs	49	42.6	10	8.7	56	48.7	115
Total TDRs	$784	66.9	$179	15.3	$209	17.8	$1,172

(1)	Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

50 BB&T Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	For the Three Months Ended					For the Nine Months Ended
(Dollars in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	2019	2018
Balance, beginning of period	$1,689	$1,659	$1,651	$1,648	$1,640	$1,651	$1,609
Provision for credit losses (excluding PCI loans)	117	172	156	147	141	445	436
Provision (benefit) for PCI loans	—	—	(1)	(1)	(6)	(1)	(16)
Charge-offs:
Commercial and industrial	(28)	(22)	(17)	(18)	(28)	(67)	(74)
CRE	(2)	(18)	(8)	(5)	—	(28)	(8)
Lease financing	(1)	—	(1)	(1)	(1)	(2)	(3)
Residential mortgage	(3)	(5)	(5)	(8)	(4)	(13)	(13)
Direct	(22)	(22)	(18)	(18)	(17)	(62)	(53)
Indirect	(106)	(91)	(109)	(108)	(94)	(306)	(283)
Revolving credit	(27)	(25)	(26)	(22)	(20)	(78)	(62)
PCI	—	—	—	—	(2)	—	(2)
Total charge-offs	(189)	(183)	(184)	(180)	(166)	(556)	(498)
Recoveries:
Commercial and industrial	5	8	6	7	13	19	32
CRE	3	3	1	4	1	7	4
Lease financing	1	—	—	—	—	1	1
Residential mortgage	—	—	1	1	—	1	1
Direct	6	7	6	5	6	19	18
Indirect	15	19	17	15	15	51	47
Revolving credit	6	4	6	5	4	16	14
Total recoveries	36	41	37	37	39	114	117
Net charge-offs	(153)	(142)	(147)	(143)	(127)	(442)	(381)
Balance, end of period	$1,653	$1,689	$1,659	$1,651	$1,648	$1,653	$1,648
ALLL (excluding PCI loans)	$1,565	$1,587	$1,553	$1,549	$1,528
ALLL for PCI loans	8	8	8	9	10
RUFC	80	94	98	93	110
Total ACL	$1,653	$1,689	$1,659	$1,651	$1,648

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ACL totaled $1.7 billion at September 30, 2019, up $2 million compared to December 31, 2018.

Net charge-offs during the third quarter totaled $153 million, up $11 million compared to the prior quarter. As a percentage of average loans and leases, annualized net charge-offs were 0.41%, up three basis points compared to the prior quarter.

The allowance for loan and lease losses, excluding the allowance for PCI loans, was $1.6 billion, down $22 million compared to the prior quarter. The decrease in the allowance for loan and lease losses was primarily due to the sale of residential mortgage loans during the third quarter. As of September 30, 2019, the total allowance for loan and lease losses was 1.05% of loans and leases held for investment, unchanged compared to June 30, 2019.

The allowance for loan and lease losses was 3.52 times nonperforming loans and leases held for investment, compared to 3.46 times at June 30, 2019. At September 30, 2019, the allowance for loan and lease losses was 2.59 times annualized net charge-offs, compared to 2.80 times at June 30, 2019.

BB&T Corporation 51

The following table presents an allocation of the ALLL at the periods shown. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	September 30, 2019		December 31, 2018
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$576	42.9%	$546	41.5%
CRE	196	14.0	190	14.1
Lease financing	10	1.6	11	1.4
Residential mortgage	199	18.9	232	21.1
Direct	100	7.7	97	7.8
Indirect	362	12.4	356	11.7
Revolving credit	122	2.2	117	2.1
PCI	8	0.3	9	0.3
Total ALLL	1,573	100.0%	1,558	100.0%
RUFC	80		93
Total ACL	$1,653		$1,651

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of September 30, 2019, BB&T held or serviced the first lien on 29.4% of its second lien positions.

Funding Activities

Deposits

Deposits totaled $162.3 billion at September 30, 2019, an increase of $1.1 billion from December 31, 2018, primarily due to an increase in foreign office deposits.

The following table presents the most recent composition of average deposits:

Table 15: Composition of Average Deposits
Three Months Ended (Dollars in millions)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Noninterest-bearing deposits	$52,500	$52,680	$52,283	$53,732	$54,174
Interest checking	27,664	27,708	27,622	26,921	26,655
Money market and savings	64,920	63,394	63,325	62,261	62,957
Time deposits	16,643	15,730	16,393	14,682	13,353
Foreign office deposits - interest-bearing	265	379	422	246	132
Total average deposits	$161,992	$159,891	$160,045	$157,842	$157,271

Average deposits for the third quarter were $162.0 billion, up $2.1 billion compared to the prior quarter. Average money market and savings deposits increased $1.5 billion and average time deposits increased $913 million primarily due to increases in commercial balances.

Noninterest-bearing deposits represented 32.4% of total average deposits for the third quarter, compared to 32.9% for the prior quarter and 34.4% for the same quarter a year ago. The cost of average total deposits was 0.67% for the third quarter, down one basis point compared to the prior quarter. The cost of average interest-bearing deposits was 0.99% for the third quarter, down three basis points compared to the prior quarter.

52 BB&T Corporation

Borrowings

At September 30, 2019, short-term borrowings totaled $10.4 billion, an increase of $5.2 billion compared to December 31, 2018. Short-term borrowings fluctuate based on the Company's funding needs. Average short-term borrowings were $8.3 billion or 3.6% of total funding in the third quarter of 2019 as compared to $6.0 billion or 2.7% in the same period of 2018.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by BB&T and Branch Bank. Long-term debt totaled $25.5 billion at September 30, 2019, an increase of $1.8 billion compared to December 31, 2018. The increase is primarily due to BB&T issuances of $3.5 billion of senior notes and $650 million of subordinated notes, and Branch Bank issuances of $750 million of subordinated notes; partially offset by the maturities of $1.8 billion of senior notes issued by Branch Bank and $1.6 billion of senior notes issued by BB&T. The average cost of long-term debt was 3.35% for the nine months ended September 30, 2019, up 57 basis points compared to the same period in 2018.

FHLB advances represented 6.4% of total outstanding long-term debt at September 30, 2019, compared to 7.4% at December 31, 2018. See Note 9. Long-Term Debt for additional disclosures.

Shareholders' Equity

Total shareholders' equity was $32.3 billion at September 30, 2019, an increase of $2.1 billion from December 31, 2018. BB&T issued $1.7 billion of preferred stock during the quarter and redeemed a similar amount from two higher-cost issuances. In connection with the redemptions, net income available to common shareholders was reduced by $46 million to recognize the difference in the redemption price and the carrying value. Other significant changes include net income of $2.5 billion and an increase in AOCI of $689 million, which was partially offset by a decrease of $1.1 billion for common and preferred dividends. BB&T's book value per common share at September 30, 2019 was $38.07, compared to $35.46 at December 31, 2018.

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

For the merger of equals, BB&T and SunTrust are utilizing a comprehensive change risk management program to ensure appropriate management of the risks related to merging and integrating the two companies. The Board of Directors and Executive Management oversee the change risk management program to ensure key decisions are reviewed and appropriate oversight of integration risks occurs. The risk management organizations of BB&T and SunTrust are engaged in risk oversight of the merger integration planning. The risk oversight process provides comprehensive risk management reporting and assessments of the activities underway by the companies. The change risk teams, risk oversight teams and Executive Management collectively provide a comprehensive framework for the management, control and oversight of the merger to prepare for the integration.

On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021. LIBOR in its current form may no longer be available after 2021, which could impact the products listed below. To prepare for the possible transition to an alternative reference rate, management has formed a cross-functional project team to address the LIBOR transition. The project team has performed an assessment to identify the potential risks related to the transition from LIBOR to a new index. The project provides regular reports to the Board of Directors and Risk Management Committee.

BB&T Corporation 53

BB&T has LIBOR-based contracts that extend beyond 2021 included in loans and leases, securities, deposits, short-term borrowings, long-term debt and derivative financial instruments. The project team is reviewing contract fallback language for loans and leases and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted lines of business to update LIBOR fallback language generally consistent with the ARRC recommendation. BB&T is continuing to evaluate the impact on these contracts and other financial instruments, systems implications, hedging strategies, and other related operational and market risks. Market risks associated are dependent on the alternative reference rates available and market conditions at transition. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to BB&T's Annual Report on Form 10-K for the year ended December, 31, 2018 under the section titled "Item 1A. Risk Factors."

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2019, BB&T had derivative financial instruments outstanding with notional amounts totaling $72.1 billion, with a net fair value of $641 million. See Note 16. Derivative Financial Instruments for additional disclosures.

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

54 BB&T Corporation

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

Table 16: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Up 200	7.00%	7.25%	(1.49)%	2.06%
Up 100	6.00	6.25	(0.56)	1.24
No Change	5.00	5.25	—	—
Down 25	4.75	5.00	(0.22)	N/A
Down 100	4.00	4.25	(1.58)	(3.13)

Rate sensitivity decreased from September 30, 2018, primarily driven by loan, deposit mix changes and the increase in HQLA securities. Rate sensitivity was more neutral at September 30, 2019 as the Consolidated Balance Sheet is in process of being repositioned in anticipation of the merger closing.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average deposit beta of approximately 60% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

BB&T Corporation 55

The following table shows the results of BB&T's interest-rate sensitivity position assuming the loss of demand deposits and an associated increase in managed rate deposits under various scenarios. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 17: Deposit Mix Sensitivity Analysis
Linear Change in Rates	Base Scenario at September 30, 2019 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	(1.49)%	(1.70)%	(2.53)%
Up 100	(0.56)	(0.69)	(1.21)
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2019 as presented in the preceding table.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 18: EVE Simulation Analysis
Change in Interest Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Up 100	11.1%	12.3%	3.2%	(2.6)%
No Change	10.7	12.6	—	—
Down 25	10.5	N/A	(2.2)	N/A
Down 100	9.3	12.3	(13.2)	(2.6)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended September 30, 2019 and 2018, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

Liquidity

Liquidity represents the continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents and AFS securities, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. BB&T also has the ability to utilize sources such as FHLB letters of credit to reduce the securities we have pledged.

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T's policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of September 30, 2019 and December 31, 2018, BB&T's liquid asset buffer was 18.2% and 14.7%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. As previously mentioned, in October 2019, the federal banking agencies adopted final rules for liquidity requirements that would amend the full LCR such that BHC's with assets between $250 billion and $700 billion, and less than $75 billion in certain other risk related exposures, would be subject to a reduced LCR. See additional disclosures in the "Regulatory Considerations" section.

56 BB&T Corporation

BB&T produces LCR calculations to effectively manage the position of high-quality liquid assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's preliminary modified average LCR was approximately 139% for the three months ended September 30, 2019, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T's modified LCR averaged less than 2% for the three months ended September 30, 2019 with a maximum daily change of 17% as the Consolidated Balance Sheet is in process of being repositioned in anticipation of the merger closing.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2019 and December 31, 2018, the Parent Company had 32 months and 28 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 28 months and 19 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At September 30, 2019, Branch Bank has approximately $89.1 billion of secured borrowing capacity, which represents approximately 4.0 times the amount of one year wholesale funding maturities.

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

BB&T Corporation 57

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

BB&T's capital ratios are presented in the following table:

Table 20: Capital Ratios - BB&T Corporation
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2019	Dec 31, 2018
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	10.6%	10.2%
Tier 1 capital to risk-weighted assets	12.2	11.8
Total capital to risk-weighted assets	14.7	13.8
Leverage ratio	10.3	9.9
Non-GAAP capital measure (1):
Tangible common equity per common share	$24.66	$21.89
Calculation of tangible common equity (1):
Total shareholders' equity	$32,303	$30,178
Less:
Preferred stock	3,057	3,053
Noncontrolling interests	69	56
Intangible assets, net of deferred taxes	10,281	10,360
Tangible common equity	$18,896	$16,709
Risk-weighted assets	$187,623	$181,260
Common shares outstanding at end of period	766,303	763,326

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

58 BB&T Corporation

Capital levels remained strong at September 30, 2019. BB&T declared common dividends of $0.450 per share during the third quarter of 2019, which resulted in dividend and total payout ratios of 46.9%. The Board of Directors approved an increase in the quarterly dividend of 11.1% at their July meeting. As previously communicated, BB&T has suspended its share repurchases under the 2018 Repurchase Plan due to the merger-of-equals.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

BB&T Corporation 59

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3(i)	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.
3(ii)	Articles of Amendment of the Registrant, dated as of March 4, 2016	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed March 9, 2016.
3(iii)	Articles of Amendment of the Company with respect to 4.800% Series N Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock filed July 24, 2019.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed July 29, 2019.
4.1	Deposit Agreement, dated as of July 29, 2019, between the Company and Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.2	Form of Depositary Receipt.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.

60 BB&T Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	October 25, 2019	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2019	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

BB&T Corporation 61