Form 10-Q
period 2020-03-31
TRUIST FINANCIAL CORP
filed 2020-05-08
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2020
Commission File Number: 1-10853
_____________________________
TRUIST FINANCIAL CORPORATION
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
At April 30, 2020, 1,347,468,353 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
Basel III Rules	Rules issued by the FRB, OCC and FDIC on capital adequacy and liquidity requirements in the U.S for banking organizations.
BB&T	BB&T Corporation and subsidiaries (changed to "Truist Financial Corporation" effective with the Merger)
BHC	Bank holding company
Board	Truist's Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
CIB	Corporate and Investment Banking
Company	Truist Financial Corporation and its subsidiaries (interchangeable with "Truist" below), formerly BB&T Corporation
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
CRO	Chief Risk Officer
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
Truist Financial Corporation 1

Term	Definition
MSR	Mortgage servicing right
N/A	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
OTC	Over-the-counter
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
ROU assets	Right-of-use assets
RSA	Restricted Stock Award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
SunTrust	SunTrust Banks, Inc.
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the "Company" above), formerly BB&T Corporation
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

2 Truist Financial Corporation

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

Forward-looking statements are not based on historical facts but instead represent management's expectations and assumptions regarding Truist's business, the economy and other future conditions. Such statements involve inherent uncertainties, risks and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed under Part II, Item 1A-Risk Factors and in Truist’s Form 10-K for the year ended December 31, 2019:

•	the COVID-19 pandemic has disrupted the global economy, and continuation of current conditions could adversely affect Truist’s capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase Truist's allowance for credit losses, impair the collateral values, cause an outflow of deposits, result in lost revenue or additional expenses, result in goodwill impairment charges, the impairment of other financial and nonfinancial assets, and increase Truist’s cost of capital;
•	risks and uncertainties relating to the Merger, including the ability to successfully integrate the companies or to realize the anticipated benefits of the Merger;
•	expenses relating to the Merger and integration of heritage BB&T and heritage SunTrust;
•	deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
•	changes in the interest rate environment, including the replacement of LIBOR as an interest rate benchmark, which could adversely affect Truist’s revenue and expenses, the value of assets and obligations, and the availability and cost of capital, cash flows, and liquidity;
•	volatility in mortgage production and servicing revenues, and changes in carrying values of Truist’s servicing assets and mortgages held for sale due to changes in interest rates;
•	management’s ability to effectively manage credit risk;
•	inability to access short-term funding or liquidity;
•	loss of client deposits, which could increase Truist’s funding costs;
•	changes in Truist’s credit ratings, which could increase the cost of funding or limit access to capital markets;
•	additional capital and liquidity requirements that will result from the Merger;
•	regulatory matters, litigation or other legal actions, which may result in, among other things, costs, fines, penalties, restrictions on Truist’s business activities, reputational harm, or other adverse consequences;
•	risks related to originating and selling mortgages, including repurchase and indemnity demands from purchasers related to representations and warranties on loans sold, which could result in an increase in the amount of losses for loan repurchases;
•	failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions;
•	risks relating to Truist’s role as a servicer of loans, including an increase in the scope or costs of the services Truist is required to perform without any corresponding increase in Truist’s servicing fee, or a breach of Truist’s obligations as servicer;
•	negative public opinion, which could damage Truist’s reputation;
•	increased scrutiny regarding Truist’s consumer sales practices, training practices, incentive compensation design and governance;
•	competition from new or existing competitors, including increased competition from products and services offered by non-bank financial technology companies, may reduce Truist’s client base, cause Truist to lower prices for its products and services in order to maintain market share or otherwise adversely impact Truist’s businesses or results of operations;
•	Truist’s ability to introduce new products and services in response to industry trends or developments in technology that achieve market acceptance and regulatory approval;
•	Truist’s success depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements Truist's operations and integration activities could be adversely impacted. This could be exacerbated as Truist continues to integrate the management teams of heritage BB&T and heritage SunTrust, or if the organization is unable to hire and retain qualified personnel;
•	legislative, regulatory or accounting changes may adversely affect the businesses in which Truist is engaged;
•	evolving regulatory standards, including with respect to capital and liquidity requirements, and results of regulatory examinations, may adversely affect Truist's financial condition and results of operations;
•	accounting policies and processes require management to make estimates about matters that are uncertain;
•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, slower deposit or asset growth, a deterioration in credit quality or a reduced demand for credit, insurance or other services;
•	risk management measures and management oversight functions may not identify or address risks adequately;
•	unfavorable resolution of legal proceedings or other claims or regulatory or other governmental investigations or inquiries could result in negative publicity, protests, fines, penalties, restrictions on Truist's operations or ability to expand its business or other negative consequences, all of which could cause reputational damage and adversely impact Truist's financial condition and results of operations;
•	competitors of Truist may have greater financial resources or develop products that enable them to compete more successfully than Truist and may be subject to different regulatory standards than Truist;
•	failure to maintain or enhance Truist’s competitive position with respect to technology, whether it fails to anticipate client expectations or because its technological developments fail to perform as desired or are not rolled out in a timely manner or for other reasons, may cause Truist to lose market share or incur additional expense;
•	fraud or misconduct by internal or external parties, which Truist may not be able to prevent, detect or mitigate;
•	operational or communications systems, including systems used by vendors or other external parties, may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely impact Truist's financial condition and results of operations;
•	security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s employees and clients, malware intrusion or data corruption attempts, and identity theft could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure;
•	natural or other disasters, including acts of terrorism and pandemics, could have an adverse effect on Truist, including a material disruption of Truist's operations or the ability or willingness of clients to access Truist's products and services;
•	widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties could adversely impact Truist's financial condition and results of operations; and
•	depressed market values for Truist’s stock and adverse economic conditions sustained over a period of time may require a write down to goodwill.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$5,312	$4,084
Interest-bearing deposits with banks	31,036	14,981
Securities borrowed or purchased under resale agreements	1,796	1,417
Trading assets at fair value	3,863	5,733
AFS securities at fair value	78,398	74,727
LHFS (including $3,655 and $5,673 at fair value, respectively)	4,810	8,373
Loans and leases	319,229	299,842
ALLL	(5,211)	(1,549)
Loans and leases, net of ALLL	314,018	298,293
Premises and equipment	3,999	3,712
Goodwill	23,927	24,154
CDI and other intangible assets	3,168	3,142
MSRs (including $2,150 and $2,618 at fair value, respectively)	2,150	2,630
Other assets (including $5,129 and $3,310 at fair value, respectively)	33,752	31,832
Total assets	$506,229	$473,078
Liabilities
Noninterest-bearing deposits	$97,618	$92,405
Interest-bearing deposits	252,561	242,322
Short-term borrowings	12,696	18,218
Long-term debt	65,662	41,339
Other liabilities (including $1,849 and $1,440 at fair value, respectively)	11,631	12,236
Total liabilities	440,168	406,520
Shareholders' Equity
Preferred stock, $5 par value, liquidation preference of $25,000 per share	4,599	5,102
Common stock, $5 par value	6,737	6,711
Additional paid-in capital	35,584	35,609
Retained earnings	18,076	19,806
AOCI, net of deferred income taxes	898	(844)
Noncontrolling interests	167	174
Total shareholders' equity	66,061	66,558
Total liabilities and shareholders' equity	$506,229	$473,078
Common shares outstanding	1,347,461	1,342,166
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	140	145
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Three Months Ended March 31, (Dollars in millions, except per share data, shares in thousands)	2020	2019
Interest Income
Interest and fees on loans and leases	$3,776	$1,839
Interest on securities	494	302
Interest on other earning assets	156	32
Total interest income	4,426	2,173
Interest Expense
Interest on deposits	421	253
Interest on long-term debt	272	192
Interest on other borrowings	83	32
Total interest expense	776	477
Net Interest Income	3,650	1,696
Provision for credit losses	893	155
Net Interest Income After Provision for Credit Losses	2,757	1,541
Noninterest Income
Insurance income	549	510
Service charges on deposits	305	171
Wealth management income	332	162
Card and payment related fees	187	128
Residential mortgage income	245	49
Investment banking and trading income	118	27
Operating lease income	77	35
Income from bank-owned life insurance	44	28
Lending related fees	67	25
Commercial real estate related income	44	14
Securities gains (losses)	(2)	—
Other income (loss)	(5)	53
Total noninterest income	1,961	1,202
Noninterest Expense
Personnel expense	1,972	1,087
Net occupancy expense	221	122
Professional fees and outside processing	247	86
Software expense	210	72
Equipment expense	116	65
Marketing and customer development	84	27
Operating lease depreciation	71	29
Loan-related expense	62	25
Amortization of intangibles	165	32
Regulatory costs	29	18
Merger-related and restructuring charges	107	80
Other expense	147	125
Total noninterest expense	3,431	1,768
Earnings
Income before income taxes	1,287	975
Provision for income taxes	224	177
Net income	1,063	798
Noncontrolling interests	3	6
Dividends on preferred stock	74	43
Net income available to common shareholders	$986	$749
Basic EPS	$0.73	$0.98
Diluted EPS	0.73	0.97
Basic weighted average shares outstanding	1,344,372	764,135
Diluted weighted average shares outstanding	1,357,545	774,071

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Three Months Ended March 31, (Dollars in millions)	2020	2019
Net income	$1,063	$798
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	15	17
Change in unrealized net gains (losses) on cash flow hedges	11	(34)
Change in unrealized net gains (losses) on AFS securities	1,721	309
Other, net	(5)	2
Total OCI, net of tax	1,742	294
Total comprehensive income	$2,805	$1,092
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$5	$6
Change in unrealized net gains (losses) on cash flow hedges	3	(11)
Change in unrealized net gains (losses) on AFS securities	527	95
Other, net	—	—

The accompanying notes are an integral part of these consolidated financial statements.

6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2019	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Add (Deduct):
Net income	—	$—	$—	$—	$792	$—	$6	$798
OCI	—	—	—	—	—	294	—	294
Issued in connection with equity awards, net	2,594	—	13	(41)	—	—	—	(28)
Cash dividends declared on common stock	—	—	—	—	(309)	—	—	(309)
Cash dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Equity-based compensation expense	—	—	—	32	—	—	—	32
Other, net	—	—	—	3	(40)	—	(2)	(39)
Balance, March 31, 2019	765,920	$3,053	$3,830	$6,843	$18,518	$(1,421)	$60	$30,883
Balance, January 1, 2020	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Add (Deduct):
Net income	—	$—	$—	$—	$1,060	$—	$3	$1,063
OCI	—	—	—	—	—	1,742	—	1,742
Issued in connection with equity awards, net	5,295	—	26	(104)	(2)	—	—	(80)
Redemption of preferred stock	—	(503)	—	—	—	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(605)	—	—	(605)
Cash dividends declared on preferred stock	—	—	—	—	(74)	—	—	(74)
Equity-based compensation expense	—	—	—	79	—	—	—	79
Cumulative effect adjustment for new accounting standards	—	—	—	—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(10)	(10)
Balance, March 31, 2020	1,347,461	$4,599	$6,737	$35,584	$18,076	$898	$167	$66,061

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Three Months Ended March 31, (Dollars in millions)	2020	2019
Cash Flows From Operating Activities:
Net income	$1,063	$798
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	893	155
Depreciation	234	105
Amortization of intangibles	165	32
Equity-based compensation expense	79	32
(Gain) loss on securities, net	2	—
Net change in operating assets and liabilities:
LHFS	2,898	77
MSRs	480	73
Pension asset	(336)	(561)
Trading assets	1,870	(1,133)
Other assets and other liabilities	(3,318)	(445)
Other, net	598	122
Net cash from operating activities	4,628	(745)
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,506	1,797
Proceeds from maturities, calls and paydowns of AFS securities	2,513	861
Purchases of AFS securities	(4,029)	(3,525)
Proceeds from maturities, calls and paydowns of HTM securities	—	450
Originations and purchases of loans and leases, net of sales and principal collected	(18,024)	(193)
Net cash received (paid) for FHLB stock	(651)	76
Net cash received (paid) for securities borrowed or purchased under resale agreements	(379)	(109)
Net cash paid for premises and equipment	(464)	(34)
Net cash received (paid) for mergers, acquisitions and divestitures	(62)	—
Other, net	75	91
Net cash from investing activities	(19,515)	(586)
Cash Flows From Financing Activities:
Net change in deposits	15,474	(1,432)
Net change in short-term borrowings	(5,522)	1,127
Proceeds from issuance of long-term debt	24,288	2,015
Repayment of long-term debt	(782)	(1,103)
Redemption of preferred stock	(503)	—
Cash dividends paid on common stock	(605)	(309)
Cash dividends paid on preferred stock	(74)	(43)
Other, net	(106)	(48)
Net cash from financing activities	32,170	207
Net Change in Cash and Cash Equivalents	17,283	(1,124)
Cash and Cash Equivalents, January 1	19,065	3,844
Cash and Cash Equivalents, March 31	$36,348	$2,720
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$758	$419
Income taxes	11	62

The accompanying notes are an integral part of these consolidated financial statements.
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 should be referred to in connection with these unaudited interim consolidated financial statements. The Company updated its accounting policies in connection with the recently adopted accounting standards. There were no other significant changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 that could have a material effect on the Company’s financial statements.

Reclassifications

Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for financial instruments; valuation of MSRs; goodwill, intangible assets and other purchase accounting related adjustments; benefit plan obligations and expenses; and tax assets, liabilities and expense.

Investment Securities

The Company invests in various debt securities primarily as a store of liquidity and as part of the overall ALM process to optimize income and market performance over an entire interest rate cycle. Investments in debt securities that are not held for trading purposes are classified as HTM or AFS. Truist does not currently have securities classified as HTM.

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

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. Credit losses are measured on an individual basis and recognized in an ACL. Changes in expected credit losses are recognized in the Provision for credit losses in the Consolidated Statements of Income. At March 31, 2020, no ACL was established for AFS securities.

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to macroeconomic factors applied to current security default rates, prepayment rates, recovery rates and security-level performance. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the US government, are highly rated by rating agencies and have a long history of no credit losses. No expected credit losses have been recorded for these securities.
Truist Financial Corporation 9

Loans and Leases

The Company's accounting methods for loans differ depending on whether the loans are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since the date of origination such that at the date of acquisition there is more than an insignificant deterioration in credit.

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

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. The estimated fair values incorporate adjustments related to expected credit losses, prevailing market interest rates for comparable assets and liquidity-related adjustments.

Fair values for purchased loans are based on a discounted cash flow methodology that considers credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans are grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of the underlying loans. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

Beginning January 1, 2020, purchased loans are evaluated upon acquisition and classified as either PCD, which indicates that the loan reflects more-than-insignificant deterioration in credit quality since origination, or non-PCD. Truist considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, previous troubled debt restructurings or bankruptcies and other qualitative factors that indicate deterioration in credit quality since origination.

For PCD loans, an initial ALLL is determined using the same methodology as other loans held for investment and recognized as an adjustment to the acquisition price of the asset; thus, the sum of the loans’ purchase price and initial ALLL estimate represents the initial amortized cost basis. The difference between the initial amortized cost basis and the par value is the non-credit discount or premium. For non-PCD loans, the difference between the fair value and the par value is considered the fair value mark. The ALLL for non-PCD loans is recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the ALLL related to PCD and non-PCD loans are recognized in the provision for credit losses.

The non-credit discount or premium related to PCD loans, and the fair value mark on non-PCD loans, is amortized or accreted to interest income over the contractual life of the loans using the effective interest method for amortizing loans, and using a straight-line approach for interest-only loans and loans with revolving privileges. In the event of prepayment, unamortized discounts or premiums are recognized in interest income.

TDRs

Modifications to a borrower's debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances, forgiveness of principal or interest. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, Truist implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. These loan modifications are not considered TDRs to the extent that the borrower was impacted by the COVID-19 pandemic and was less than 30 days past due at December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

10 Truist Financial Corporation

TDRs can remain nonperforming, move to nonperforming, or continue on performing status, depending on the individual facts and circumstances of the borrower and an evaluation as to whether the borrower will be able to repay the loan based on the modified terms. The evaluation of the borrower's ability to repay the loan is based on a current, well-documented credit analysis. In circumstances where the TDR involves charging off a portion of the loan balance, Truist classifies these TDRs as nonperforming.

The decision to maintain a commercial TDR on performing status is based on a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's current capacity to pay, which among other things may include a review of the borrower's current financial statements, an analysis of cash flow available to pay debt obligations, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower's current willingness to pay, which may include a review of past payment history, an evaluation of the borrower's willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation may also include review of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and retail loans includes an evaluation of the client's debt-to-income ratio, credit report, property value, loan vintage, and certain other client-specific factors that impact their ability to make timely principal and interest payments on the loan.

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

Truist's policies for placing loans on nonperforming status conform to guidelines prescribed by bank regulatory authorities. Truist classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. Payment deferrals as a result of the COVID-19 pandemic do not result in a loan becoming past due. The following table summarizes the delinquency thresholds that are used in evaluating nonperforming classification and the timing of charge-offs:

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
(1) Loans may be returned to performing status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest, generally indicated by 180 days of sustained payment performance.
(2) Or when it is probable that principal or interest is not fully collectible, whichever occurs first.
(3) Depends on product type, loss mitigation status, status of the government guaranty, if applicable, and certain other product-specific factors.
(4) Government guaranteed student loans are not placed on nonperforming status and are generally not charged-off regardless of delinquency status because collection of principal and interest is reasonably assured.

When commercial loans are placed on nonperforming status, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated recoverable amount. Consumer and credit card loans are subject to charge-off at a specified delinquency date consistent with regulatory guidelines.

Truist Financial Corporation 11

Certain past due loans may remain on performing status if management determines that it does not have concern over the collectability of principal and interest. Generally, when loans are placed on nonperforming status, accrued interest receivable is reversed against interest income in the current period and amortization of deferred loan fees and expenses for originated loans, and fair value marks for purchased loans, is suspended. For commercial loans and certain consumer loans, payments received for interest and lending fees thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Interest income on nonperforming loans is recognized after the principal has been reduced to zero. If and when borrowers demonstrate the ability to repay a loan classified as nonperforming in accordance with its contractual terms, the loan may be returned to performing status upon meeting all regulatory, accounting and internal policy requirements.

Accrued interest is included in Other assets in the Consolidated Balance Sheets. Accrued interest receivable balances are not considered in connection with the ACL estimation process, as such amounts are generally reversed against interest income when the loan is placed in nonperforming status.

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

ACL

The ACL includes the ALLL and RUFC. The ACL represents management's best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The ALLL is a valuation account that is deducted from or added to the loans’ amortized cost basis to present the net amount expected to be collected on loans. The entire amount of the ACL is available to absorb losses on any loan category or lending-related commitment. Loan or lease balances deemed to be uncollectible are charged off against the ALLL. Expected recoveries of amounts previously charged off are incorporated into the ALLL estimate, with such amounts capped at the aggregate of amounts previously charged off. Changes to the ACL are made by charges to the Provision for credit losses, which is reflected in the Consolidated Statements of Income. The RUFC is recorded in Other liabilities on the Consolidated Balance Sheets.

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments; commercial, consumer and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, type of collateral, whether loan payments are interest-only and whether interest rates are fixed or variable. Loans and leases that do not share similar risk characteristics and significant loans that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. The commercial portfolio segment models use a risk rating approach to estimate the ALLL. The consumer and credit card models use a delinquency-based approach to estimate the ALLL. In addition to these quantitatively calculated components, the ALLL includes qualitatively calculated components.

Truist maintains a collectively calculated ALLL for loans with similar risk characteristics. The collectively calculated ALLL is estimated using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Truist maintains quantitative models to forecast expected credit losses. The credit loss forecasting models use portfolio balances, macroeconomic scenarios, portfolio composition and loan attributes as the primary inputs. Historical loss experience provides the basis for the estimation of the ACL and includes periods covering complete economic cycles. The historical loss data is adjusted for loan and lease specific risk characteristics such as differences in environmental conditions. Expected losses are estimated through contractual maturity unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

12 Truist Financial Corporation

The Scenario Committee provides guidance, selection, and approval for enterprise-sanctioned macroeconomic scenarios, including the macroeconomic forecasts for use in the ACL process. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a reasonable and supportable forecast period of two years. Assumptions revert to long term historic averages gradually over a one year period. Macroeconomic factors used in estimating the expected losses vary by loan portfolio and include employment factors, estimated collateral values and market indicators as described by portfolio segment below. A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses. This allowance is used to capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which Truist conducts business.

Expected credit losses for loans that do not share risk characteristics with other financial assets, or significant loans that are considered collateral-dependent, are calculated on an individual basis. Such estimates may be based on an evaluation of the fair value of the underlying collateral or in certain circumstances the present value of expected cash flows discounted at the loan's effective interest as described further below by portfolio segment.

The methodology for determining the RUFC is inherently similar to that used to determine the funded component of the ALLL and is measured over the period there is a contractual obligation to extend credit that is not unconditionally cancellable. The RUFC is adjusted for factors specific to binding commitments, including the probability of funding and exposure at default.

The ACL is monitored by the ACL Committee. The ACL Committee recommends adjustments where necessary based on portfolio performance and other items that may impact credit risk and approves the ACL estimate.

The following provides a description of accounting policies, methodologies and credit quality indicators related to each of the portfolio segments:

Commercial

The majority of loans in the commercial lending portfolio are assigned risk ratings based on an assessment of conditions that affect the borrower's ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers' financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Risk ratings are reviewed on an annual basis, or more frequently for many relationships based on the policy requirements regarding various risk characteristics. While this review is largely focused on the borrower's ability to repay the loan, Truist also considers the capacity and willingness of a loan's guarantors to support the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, Truist may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, Truist may determine the loan is not impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. The following table summarizes risk ratings that Truist uses to monitor credit quality in its commercial portfolio:

Risk Rating	Description
Pass	Loans not considered to be problem credits
Special Mention	Loans that have a potential weakness deserving management's close attention
Substandard	Loans for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk
Nonperforming	Loans for which full collection of principal and interest is not considered probable

Loans are generally pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as business sector, project and property type, line of business, collateral, loan type, obligor exposure, and risk grade or score. Commercial loss forecasting models are expected loss frameworks that use macroeconomic scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default. The primary macroeconomic drivers for the commercial portfolios include unemployment, U.S. real GDP, corporate credit spreads, rental rates and property values.

Truist's policy is to review and individually evaluate the reserve for all nonperforming lending relationships and TDRs with an outstanding balance of $5 million or more, as such lending relationships do not typically share similar risk characteristics with others. Truist has elected the collateral dependent practical expedient; therefore, individually evaluated reserves are based on current economic forecasts, the present value of expected cash flows discounted at the loan's effective interest rate or the value of collateral, which is generally based on appraisals, recent sales of foreclosed properties and/or relevant property-specific market information. Loans are considered collateral dependent where it is probable that Truist will be unable to collect principal and interest according to the contractual terms of the agreement and repayment is expected to be provided substantially by the sale or continued operation of the underlying collateral. Commercial loans are typically secured by real estate, business equipment, inventories and other types of collateral.

Truist Financial Corporation 13

Consumer and Credit Card

The majority of the ALLL related to the consumer and credit card lending portfolios is calculated on a collective basis. Loans are pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as collateral, loan type, line of business and sales channel. Consumer portfolio models are expected loss frameworks that use macroeconomic scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default. The primary macroeconomic drivers for the consumer portfolios include unemployment trends, home price indices and used car prices.

Residential mortgages and revolving home equity lines of credit are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, and are made to borrowers in good credit standing. The indirect auto and indirect other portfolios include secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The student loan portfolio is composed of securitized government-guaranteed student loans and certain private student loans originated by third parties. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans are purchased from third-party originators with credit enhancements that partially mitigate the Company’s credit exposure. The credit card portfolio and other arrangements within the indirect other portfolio are generally unsecured and actively managed.

Truist uses performing status to monitor credit quality in its consumer and credit card portfolios. Delinquency status is the primary factor considered in determining whether a loan should be classified as nonperforming. The ALLL for loans classified as a TDR is based on a discounted expected cash flow analyses and a combination of historical experience for TDRs and management judgment.

Expected recoveries for consumer and credit card loans are included in the estimation of the ALLL based on historical experience, when a loan returns to accruing status, or when the fair market value of the collateral has increased.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard	Description	Effects on the Financial Statements
Standards Adopted January 1, 2020
Credit Losses	Replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans receive an allowance for expected credit losses. Any credit impairment on AFS debt securities for which the fair value is less than cost is recorded through an allowance for expected credit losses. The standard also requires expanded disclosures related to credit losses and asset quality.	Truist adopted this standard using the modified retrospective approach.

The adoption of this standard resulted in a $3.1 billion increase to the ALLL and a $2.1 billion decrease to Retained earnings adjusted for deferred taxes and other impacts.

A policy election was made to dissolve the existing PCI loan pools. The amortized cost basis of PCD assets was increased by $378 million at January 1, 2020, which reflects the initial CECL ACL reserve requirement on these assets. The remaining noncredit discount will be accreted to interest income over the contractual lives of the underlying assets using an effective interest method for amortizing loans and a straight-line approach for interest-only loans and loans with revolving privileges.

The adoption of this standard did not have a material impact on the AFS securities portfolio.
Simplifying the Test for Goodwill Impairment	Simplifies the subsequent measurement of goodwill, by eliminating the second step from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard requires an entity to recognize an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, with the loss limited to the total amount of goodwill allocated to that reporting unit. The standard must be applied on a prospective basis.	The standard does not currently have an impact on the Company’s consolidated financial statements; however, if subsequent to adoption, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value up to the amount of the goodwill assigned to the reporting unit.

14 Truist Financial Corporation

NOTE 2. Business Combinations

Effective December 6, 2019, the Company completed its previously announced Merger with SunTrust. The Merger was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values as of the Merger date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment until all necessary information related to the valuation process has been received. Adjustments must be finalized within one year of the closing date of the Merger. The Company’s purchase price allocation is considered preliminary as certain estimates related to the acquired operating lease portfolio, certain leveraged leases, structured real estate investments and certain other assets are subject to continuing refinement. Immaterial amounts of the intangible assets recognized are deductible for income tax purposes. For additional information, see “Note 2. Business Combinations” of the Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth a preliminary allocation of Merger consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of SunTrust as of December 6, 2019:

(Dollars in millions)	UPB	Fair Value
Fair value of Merger consideration		$33,547
Assets
Cash and due from banks		1,621
Interest-bearing deposits with banks		4,668
Securities borrowed or purchased under resale agreements		1,191
Trading assets		5,710
AFS securities		30,986
LHFS		3,741
Loans and leases:
Commercial and industrial	$68,687	67,101
CRE	9,509	9,357
Commercial Construction	2,136	2,096
Commercial Leases	3,967	3,882
Mortgage Loans	28,191	27,180
Home Equity and Direct Lending	15,917	15,628
Indirect Auto	12,373	12,203
Indirect Other	4,678	4,445
Student Lending	6,867	6,657
Credit Card	2,518	2,500
PCI	3,652	3,126
Total loans and leases	$158,495	154,175
Premises and equipment		1,575
CDI and other intangible assets		2,700
MSRs		1,605
Other assets		13,771
Total assets		221,743
Liabilities and Equity
Deposits		(170,633)
Short-term borrowings		(6,837)
Long-term debt		(19,457)
Other liabilities		(5,224)
Total liabilities		(202,151)
Noncontrolling interest		(108)
Less: Net assets		19,484
Goodwill		$14,063

For a description of the methods used to determine the fair values of significant assets and liabilities, see “Note 2. Business Combinations” of the Annual Report on Form 10-K for the year ended December 31, 2019.

Truist Financial Corporation 15

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

(Dollars in millions)	March 31, 2020	December 31, 2019
Securities purchased under resale agreements	$1,295	$986
Securities borrowed	501	431
Total securities borrowed or purchased under resale agreements	$1,796	$1,417

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions. Refer to "Note 13. Commitments and Contingencies" for additional information related to pledged securities. Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	March 31, 2020			December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$230	$—	$230	$115	$35	$—	$150
GSE	171	4	175	87	37	—	124
Agency MBS - residential	575	145	720	928	41	100	1,069
Corporate and other debt securities	192	212	404	310	316	—	626
Total securities sold under agreements to repurchase	$1,168	$361	$1,529	$1,440	$429	$100	$1,969

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.
16 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company's AFS securities:

March 31, 2020 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,272	$47	$—	$2,319
GSE	1,846	87	—	1,933
Agency MBS - residential	69,307	2,468	22	71,753
Agency MBS - commercial	1,489	31	1	1,519
States and political subdivisions	513	34	8	539
Non-agency MBS	185	127	14	298
Other	38	—	1	37
Total AFS securities	$75,650	$2,794	$46	$78,398

December 31, 2019 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,275	$7	$6	$2,276
GSE	1,847	34	—	1,881
Agency MBS - residential	67,983	411	158	68,236
Agency MBS - commercial	1,335	13	7	1,341
States and political subdivisions	557	34	6	585
Non-agency MBS	190	178	—	368
Other	40	—	—	40
Total AFS securities	$74,227	$677	$177	$74,727

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at March 31, 2020. The FNMA investments had total amortized cost and fair value of $15.4 billion and $15.9 billion, respectively. The FHLMC investments had total amortized cost and fair value of $11.3 billion and $11.7 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
March 31, 2020 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$1,381	$876	$15	$—	$2,272	$1,399	$903	$17	$—	$2,319
GSE	—	1,769	—	77	1,846	—	1,853	—	80	1,933
Agency MBS - residential	—	1	556	68,750	69,307	—	1	570	71,182	71,753
Agency MBS - commercial	—	2	9	1,478	1,489	—	2	10	1,507	1,519
States and political subdivisions	39	114	151	209	513	39	116	163	221	539
Non-agency MBS	—	—	—	185	185	—	—	—	298	298
Other	2	6	1	29	38	2	6	1	28	37
Total AFS securities	$1,422	$2,768	$732	$70,728	$75,650	$1,440	$2,881	$761	$73,316	$78,398

Truist Financial Corporation 17

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2020 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
GSE	$3	$—	$—	$—	$3	$—
Agency MBS - residential	1,147	13	262	9	1,409	22
Agency MBS - commercial	66	—	35	1	101	1
States and political subdivisions	96	1	121	7	217	8
Non-agency MBS	42	14	—	—	42	14
Other	36	1	—	—	36	1
Total	$1,390	$29	$418	$17	$1,808	$46

	Less than 12 months		12 months or more		Total
December 31, 2019 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$702	$6	$—	$—	$702	$6
GSE	6	—	—	—	6	—
Agency MBS - residential	20,328	145	1,326	13	21,654	158
Agency MBS - commercial	545	5	124	2	669	7
States and political subdivisions	65	1	144	5	209	6
Total	$21,646	$157	$1,594	$20	$23,240	$177

At March 31, 2020, no ACL was established for AFS securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The majority of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. The unrealized loss on non-agency MBS was due to a wider discount relative to previous periods on the Re-REMIC tranches to the underlying securities rather than credit. At March 31, 2020, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity.

The following table presents gross securities gains and losses recognized in earnings:

Three Months Ended March 31, (Dollars in millions)	2020	2019
Gross realized gains	$—	$22
Gross realized losses	(2)	(22)
Securities gains (losses), net	$(2)	$—

18 Truist Financial Corporation

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonaccrual status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
March 31, 2020 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$148,451	$262	$5	$443	$149,161
CRE	27,505	8	1	18	27,532
Commercial construction	6,612	16	—	2	6,630
Lease financing	5,949	8	—	27	5,984
Consumer:
Residential mortgage	51,559	679	610	248	53,096
Residential home equity and direct	27,293	156	10	170	27,629
Indirect auto	24,489	521	11	125	25,146
Indirect other	10,903	74	2	1	10,980
Student	6,110	593	1,068	—	7,771
Credit card	5,202	57	41	—	5,300
Total	$314,073	$2,374	$1,748	$1,034	$319,229

	Accruing
December 31, 2019 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$129,873	$94	$1	$212	$130,180
CRE	26,817	5	—	10	26,832
Commercial construction	6,204	1	—	—	6,205
Lease financing	6,112	2	—	8	6,122
Consumer:
Residential mortgage	50,975	498	543	55	52,071
Residential home equity and direct	26,846	122	9	67	27,044
Indirect auto	23,771	560	11	100	24,442
Indirect other	11,011	85	2	2	11,100
Student	5,905	650	188	—	6,743
Credit card	5,541	56	22	—	5,619
PCI	2,126	140	1,218	—	3,484
Total	$295,181	$2,213	$1,994	$454	$299,842

Truist Financial Corporation 19

The following table presents the amortized cost basis of loans by origination year and credit quality indicator:

March 31, 2020 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2020	2019	2018	2017	2016	Prior				Total
Commercial:
Commercial and industrial:
Pass	$7,366	$25,371	$15,536	$9,849	$6,598	$14,904	$66,420	$11	$(843)	$145,212
Special mention	93	170	161	66	143	101	1,010	—	—	1,744
Substandard	53	216	126	74	87	296	926	1	(17)	1,762
Nonperforming	3	52	94	34	48	85	97	1	29	443
Total	7,515	25,809	15,917	10,023	6,876	15,386	68,453	13	(831)	149,161
CRE:
Pass	2,013	8,252	6,166	3,479	2,262	4,066	713	—	(92)	26,859
Special mention	1	44	102	12	65	115	—	—	—	339
Substandard	17	94	23	39	29	114	—	—	—	316
Nonperforming	—	2	4	3	—	8	1	—	—	18
Total	2,031	8,392	6,295	3,533	2,356	4,303	714	—	(92)	27,532
Commercial construction:
Pass	342	1,921	2,164	745	153	381	729	1	4	6,440
Special mention	—	5	37	—	—	—	—	—	—	42
Substandard	3	5	35	56	40	4	3	—	—	146
Nonperforming	—	1	—	1	—	—	—	—	—	2
Total	345	1,932	2,236	802	193	385	732	1	4	6,630
Lease financing:
Pass	255	1,864	1,154	1,056	381	1,221	—	—	(44)	5,887
Special mention	—	8	3	3	3	—	—	—	—	17
Substandard	—	3	—	15	2	33	—	—	—	53
Nonperforming	—	—	1	15	2	9	—	—	—	27
Total	255	1,875	1,158	1,089	388	1,263	—	—	(44)	5,984
Consumer:
Residential mortgage:
Performing	1,800	8,480	5,595	6,168	6,985	23,587	—	—	233	52,848
Nonperforming	—	4	8	7	8	221	—	—	—	248
Total	1,800	8,484	5,603	6,175	6,993	23,808	—	—	233	53,096
Residential home equity and direct:
Performing	1,296	4,436	2,164	834	420	789	15,553	1,874	93	27,459
Nonperforming	—	4	4	1	1	8	63	94	(5)	170
Total	1,296	4,440	2,168	835	421	797	15,616	1,968	88	27,629
Indirect auto:
Performing	2,799	9,725	5,548	3,571	2,070	1,166	—	—	142	25,021
Nonperforming	—	32	39	29	19	19	—	—	(13)	125
Total	2,799	9,757	5,587	3,600	2,089	1,185	—	—	129	25,146
Indirect other:
Performing	1,027	4,319	2,587	1,294	676	1,009	—	—	67	10,979
Nonperforming	—	—	—	—	—	1	—	—	—	1
Total	1,027	4,319	2,587	1,294	676	1,010	—	—	67	10,980
Student:
Performing	21	122	110	91	75	7,357	—	—	(5)	7,771
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total	21	122	110	91	75	7,357	—	—	(5)	7,771
Credit card	—	—	—	—	—	—	5,268	35	(3)	5,300
Total	$17,089	$65,130	$41,661	$27,442	$20,067	$55,494	$90,783	$2,017	$(454)	$319,229
(1) Includes certain deferred fees and costs, unapplied payments and other adjustments.
20 Truist Financial Corporation

The following table presents the carrying amount of loans by risk rating and performing status. Student loans are excluded as there is nominal risk of credit loss due to government guarantees or other credit enhancements. PCI loans were excluded because their related ALLL is determined by loan pool performance, and credit card loans were excluded as these loans are charged-off rather than reclassifying these loans to nonperforming:

	December 31, 2019
(Dollars in millions)	Commercial & Industrial	CRE	Commercial Construction	Lease Financing
Commercial:
Pass	$127,229	$26,393	$6,037	$6,039
Special mention	1,264	145	37	19
Substandard	1,475	284	131	56
Nonperforming	212	10	—	8
Total	$130,180	$26,832	$6,205	$6,122

	December 31, 2019
	Residential Mortgage	Residential home equity and direct	Indirect auto	Indirect Other
Consumer:
Performing	$52,016	$26,977	$24,342	$11,098
Nonperforming	55	67	100	2
Total	$52,071	$27,044	$24,442	$11,100

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Mar 31, 2019
Commercial:
Commercial and industrial	$546	$(17)	$6	$13	$—	$548
CRE	142	(8)	—	18	—	152
Commercial construction	48	—	1	(5)	—	44
Lease financing	11	(1)	—	1	—	11
Consumer:
Residential mortgage	232	(5)	1	(3)	—	225
Residential home equity and direct	104	(20)	6	13	—	103
Indirect auto	298	(92)	13	81	—	300
Indirect other	58	(17)	4	13	—	58
Credit card	110	(24)	6	20	—	112
PCI	9	—	—	(1)	—	8
ALLL	1,558	(184)	37	150	—	1,561
RUFC	93	—	—	5	—	98
ACL	$1,651	$(184)	$37	$155	$—	$1,659

Truist Financial Corporation 21

(Dollars in millions)	Balance at Jan 1, 2020 (1)	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Mar 31, 2020
Commercial:
Commercial and industrial	$560	$(39)	$17	$371	$904	1,813
CRE	150	(1)	—	68	82	299
Commercial construction	52	(3)	1	22	16	88
Lease financing	10	(2)	—	(23)	94	79
Consumer:
Residential mortgage	176	(11)	2	(4)	264	427
Residential home equity and direct	107	(68)	15	102	451	607
Indirect auto	304	(142)	23	189	818	1,192
Indirect other	60	(18)	7	12	152	213
Student	—	(8)	—	34	120	146
Credit card	122	(53)	8	95	175	347
PCI	8	—	—	—	(8)	—
ALLL	1,549	(345)	73	866	3,068	5,211
RUFC	340	—	—	27	33	400
ACL	$1,889	$(345)	$73	$893	$3,101	$5,611
(1) Balance is prior to the adoption of CECL.
(2) Other activity includes the adoption of CECL, the ALLL for PCD acquisitions and other activity.

The adoption of CECL increased the ALLL $3.1 billion. The following discussion of the changes in the factors that influenced Truist’s ACL estimate and the reasons for those changes excludes the impact at adoption and other ACL activity.

The commercial ALLL increased $411 million primarily driven by a more pessimistic outlook with respect to future economic conditions driven by the COVID-19 pandemic and specific consideration of the risks associated with exposures to certain industries, including oil and gas, hospitality, and airlines, as well as lending to small businesses. Loan growth, which was primarily driven by draws on existing credit facilities, was also a significant contributor to the increase in the allowance for the quarter.

The consumer ALLL increased $130 million, which reflects the impact of the more pessimistic outlook described above. The increase was also attributable to higher expected losses in the nonprime auto lending portfolio, in part the result of a decline in used auto pricing, and certain unsecured lending portfolios.

The $50 million increase in ALLL for credit card reflected risks associated with COVID-19 and the deteriorating economic outlook.

The RUFC decreased $9 million after giving consideration to the impact of CECL at adoption and certain other adjustments related to the sale of unfunded commitments to third-parties. The net decrease in the RUFC reflects lower levels of unfunded commitments that resulted from draws on existing credit facilities that occurred during the quarter.

Truist’s ACL estimate represents management’s best estimate of expected credit losses related to the loan and lease portfolio at the balance sheet date. This estimate incorporates both quantitatively modeled output, as well as qualitative components that represent expected losses not otherwise captured by the models.

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period, which management has determined to be two years, followed by a reversion to long-term historical loss conditions over a one-year period. These macro-economic forecasts include a number of key economic variables utilized in loss forecasting that include, but are not limited to, the US unemployment rate, US unemployment claims rate, US real GDP, Home Price Index, US Central Bank Policy Interest Rate and Manheim Index.

The primary economic forecast incorporated into the quantitative model output is a third-party consensus baseline forecast that is adjusted to incorporate Truist’s interest rate outlook. Since this forecast reflects conditions prior to quarter end, management evaluates whether additional economic forecasts are necessary to appropriately estimate expected losses, with any resulting adjustments being considered in connection with the qualitative component of the ACL.

22 Truist Financial Corporation

The uncertainty related to the COVID-19 pandemic prompted frequent revisions to macro-economic forecasts through the end of the quarter. Management considered multiple macro-economic forecasts that reflected a range of possible outcomes, including a third-party baseline estimate prepared close to quarter end, in order to capture the changing severity of the pandemic and expectations related to the economic disruption associated with the pandemic. The economic assumptions shaping the ACL estimate at March 31, 2020 generally consisted of a sharp economic decline, including a very sharp initial GDP contraction and sharp home price decline, followed by a slow recovery through 2021. The forecast also includes a sharp and generally sustained decline in used car values and a significant spike in unemployment followed by a sustained high-single-digit level of unemployment through the two-year reasonable and supportable period.

Quantitative models have certain limitations with respect to estimating expected losses in times of rapidly changing macro-economic forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to represent a significant portion of the ACL for the foreseeable future.

The following table provides a summary of purchased student loans with credit deterioration at acquisition:

Three Months Ended March 31, 2020 (Dollars in millions)
Par value	$242
ALLL at acquisition	(3)
Non-credit premium (discount)	1
Purchase price	$240

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was $8 million for the three months ended March 31, 2020.

	Recorded Investment
Three Months Ended March 31, 2020 (Dollars in millions)	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$136	$307
CRE	1	17
Commercial construction	—	2
Lease financing	15	12
Consumer:
Residential mortgage	3	245
Residential home equity and direct	1	169
Indirect auto	—	125
Indirect other	—	1
Total	$156	$878

The following table sets forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment. This table excludes guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss due to the government guarantee or other credit enhancements.

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2019 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$339	$124	$167	$20	$298	$6
CRE	29	3	26	2	71	1
Commercial construction	39	—	38	7	5	—
Lease financing	18	7	2	—	2	—
Consumer:
Residential mortgage	650	92	527	42	799	34
Residential home equity and direct	76	24	37	5	65	3
Indirect auto	367	9	349	64	334	53
Indirect other	5	—	5	1	4	—
Credit card	31	—	31	12	28	1
Total	$1,554	$259	$1,182	$153	$1,606	$98

Truist Financial Corporation 23

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Performing TDRs:
Commercial:
Commercial and industrial	$65	$47
CRE	7	6
Commercial construction	36	37
Lease financing	1	—
Consumer:
Residential mortgage	513	470
Residential home equity and direct	66	51
Indirect auto	350	333
Indirect other	5	5
Student	1	—
Credit card	35	31
Total performing TDRs	1,079	980
Nonperforming TDRs	121	82
Total TDRs	$1,200	$1,062
ALLL attributable to TDRs	$159	$132

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

As of / for the Three Months Ended March 31, 2020 (Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$28	$3	$36	$2
CRE	1	—	1	—
Lease financing	1	—	1	—
Consumer:
Residential mortgage	77	15	94	5
Residential home equity and direct	17	5	23	1
Indirect auto	56	14	73	5
Indirect other	1	—	1	—
Student	—	1	1	—
Credit card	10	—	10	3
Re-modification of previously designated TDRs	18	1

As of / for the Three Months Ended March 31, 2019 (Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$26	$3	$19	$3
CRE	1	—	3	—
Consumer:
Residential mortgage	73	8	75	6
Residential home equity and direct	3	1	3	1
Indirect auto	47	1	51	11
Indirect other	1	—	1	—
Credit card	6	—	6	3
Re-modification of previously designated TDRs	23	5

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.
24 Truist Financial Corporation

The re-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $21 million and $18 million for the three months ended March 31, 2020 and 2019, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

NPLs and Foreclosed Property

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Nonperforming loans and leases HFI (1)	$1,034	$454
Nonperforming LHFS	41	107
Foreclosed real estate	63	82
Other foreclosed property	39	41
Total nonperforming assets	$1,177	$684

Residential mortgage loans in the process of foreclosure	$300	$409
(1) Beginning January 1, 2020, nonperforming loans and leases include certain assets previously classified as PCI.

Unearned Income, Discounts and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$3,140	$4,069

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. The adjustments for 2020 include measurement period adjustments to the fair value of acquired assets and liabilities and the reallocation net assets to the underlying reporting units. Adjustments to the fair value of acquired assets include a $193 million reduction in the fair value mark for loans and leases, and a $165 million increase in CDI and other intangibles, each recorded to goodwill net of deferred taxes. Adjustments to the reallocation of net assets to Truist's reporting units include updates to the estimated operating results, and the finalization of corporate expense allocations based on the various drivers that Truist applies in allocating such costs. Refer to “Note 2. Business Combinations” and “Note 17. Operating Segments” for additional information.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2019	$3,906	$3,938	$1,974	$9,818
Mergers and acquisitions	10,134	4,187	21	14,342
Adjustments	—	—	(6)	(6)
Goodwill, December 31, 2019	$14,040	$8,125	$1,989	$24,154
Mergers and acquisitions	—	—	31	31
Adjustments	1,483	(1,741)	—	(258)
Goodwill, March 31, 2020	$15,523	$6,384	$2,020	$23,927

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	Weighted Average Remaining Amortization Period	March 31, 2020			December 31, 2019
(Dollars in millions)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	9.3 years	$2,599	$(485)	$2,114	$2,474	$(365)	$2,109
Other, primarily client relationship intangibles	11.2	1,873	(819)	1,054	1,808	(775)	1,033
Total		$4,472	$(1,304)	$3,168	$4,282	$(1,140)	$3,142

Truist performed a qualitative assessment of current events and circumstances, including the effects of the COVID-19 pandemic, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2020, and therefore no triggering event occurred that required a quantitative goodwill impairment test.

Truist Financial Corporation 25

NOTE 7. Loan Servicing

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

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
UPB of residential mortgage loan servicing portfolio	$276,304	$279,558
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	219,979	219,347
Mortgage loans sold with recourse	395	371
Maximum recourse exposure from mortgage loans sold with recourse liability	241	212
Indemnification, recourse and repurchase reserves	66	44

As of / For the Three Months Ended March 31, (Dollars in millions)	2020	2019
UPB of residential mortgage loans sold from LHFS	$12,669	$1,300
Pre-tax gains recognized on mortgage loans sold and held for sale	188	17
Servicing fees recognized from mortgage loans serviced for others	169	61
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.31%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.02	4.06

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Three Months Ended March 31, (Dollars in millions)	2020	2019
Residential MSRs, carrying value, January 1	$2,371	$957
Other additions	178	15
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(522)	(55)
OAS	45	4
Servicing costs	—	—
Realization of expected net servicing cash flows, passage of time and other	(148)	(33)
Residential MSRs, carrying value, March 31	$1,924	$888

The sensitivity of the fair value of the Company's residential MSRs to changes in key assumptions is presented in the following table:

	March 31, 2020			December 31, 2019
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	9.4%	19.0%	11.2%	8.4%	18.6%	9.6%
Effect on fair value of a 10% increase			$(104)			$(102)
Effect on fair value of a 20% increase			(198)			(195)
OAS	2.8%	12.8%	5.9%	4.0%	13.5%	6.7%
Effect on fair value of a 10% increase			$(39)			$(54)
Effect on fair value of a 20% increase			(76)			(106)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			98.6%			98.5%
Adjustable-rate residential mortgage loans			1.4			1.5
Total			100.0%			100.0%
Weighted average life			4.3 years			5.4 years

26 Truist Financial Corporation

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in one assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change. See "Note 14. Fair Value Disclosures" for additional information on the valuation techniques used.

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities for the periods presented:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
UPB of CRE mortgages serviced for others	$71,391	$70,404
CRE mortgages serviced for others covered by recourse provisions	8,592	8,676
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,490	2,479
Recorded reserves related to recourse exposure	18	13
CRE mortgages originated during the year-to-date period	1,271	8,062
Commercial MSRs at fair value	226	247

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. At March 31, 2020, the Company had an immaterial amount of operating leases that had not yet commenced. The following table presents additional information on leases, and excludes assets related to the lease financing businesses:

March 31, 2020 (Dollars in millions)	Operating Leases	Finance Leases
ROU assets	$1,773	$43
Maturities of lease liabilities:
2020	$334	$10
2021	382	11
2022	337	11
2023	284	7
2024	237	5
2025	78	1
Thereafter	671	12
Total lease payments	2,323	57
Less: imputed interest	244	6
Total lease liabilities	$2,079	$51
Weighted average remaining term	7.5 years	7.4 years
Weighted average discount rate	2.6%	4.1%

Three Months Ended March 31, (Dollars in millions)	2020	2019
Operating lease costs	$96	$49

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

Truist Financial Corporation 27

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Assets held under operating leases (1)	$2,126	$2,236
Accumulated depreciation	(443)	(391)
Net	$1,683	$1,845
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

The residual value of assets no longer under operating leases was immaterial.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain employees for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $6.4 billion at March 31, 2020 and December 31, 2019.

NOTE 9. Shareholders' Equity

Common Stock Dividends

The following table presents the dividends declared related to common stock. For information related to preferred stock dividends, see Note12. Shareholders’ Equity of the Annual Report on Form 10-K for the year ended December 31, 2019.

Three Months Ended March 31,	2020	2019
Cash dividends declared per share	$0.450	$0.405

Preferred Stock
On March 16, 2020, the Company redeemed all outstanding 5,000 shares of its perpetual preferred stock series K and the corresponding depositary shares representing fractional interests in each series for $500 million plus any unpaid dividends. The preferred stock redemption was in accordance with the terms of the Company’s Articles of Amendment to its Articles of Incorporation, effective as of December 6, 2019.

NOTE 10. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended March 31, 2020 and 2019 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2019	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
OCI before reclassifications, net of tax	—	(30)	314	2	286
Amounts reclassified from AOCI:
Before tax	23	(5)	(6)	—	12
Tax effect	6	(1)	(1)	—	4
Amounts reclassified, net of tax	17	(4)	(5)	—	8
Total OCI, net of tax	17	(34)	309	2	294
AOCI balance, March 31, 2019	$(1,147)	$(65)	$(191)	$(18)	$(1,421)
AOCI balance, January 1, 2020	$(1,122)	$(101)	$380	$(1)	$(844)
OCI before reclassifications, net of tax	—	—	1,690	(5)	1,685
Amounts reclassified from AOCI:
Before tax	20	15	41	—	76
Tax effect	5	4	10	—	19
Amounts reclassified, net of tax	15	11	31	—	57
Total OCI, net of tax	15	11	1,721	(5)	1,742
AOCI balance, March 31, 2020	$(1,107)	$(90)	$2,101	$(6)	$898
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Net interest income	Net interest income

28 Truist Financial Corporation

NOTE 11. Income Taxes

For the three months ended March 31, 2020 and 2019, the provision for income taxes was $224 million and $177 million, respectively, representing effective tax rates of 17.4% and 18.2%, respectively. The lower effective tax rate for the three months ended March 31, 2020 was primarily due to higher income tax credits earned in the current year. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 12. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

Three Months Ended March 31, (Dollars in millions)	Location	2020	2019
Service cost	Personnel expense	$118	$54
Interest cost	Other expense	78	57
Estimated return on plan assets	Other expense	(216)	(113)
Amortization and other	Other expense	19	25
Net periodic benefit cost		$(1)	$23

Truist makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $305 million were made to the Truist pension plan during the three months ended March 31, 2020. There are no required contributions for the remainder of 2020, though Truist may elect to make additional discretionary contributions.

NOTE 13. Commitments and Contingencies

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

The following table summarizes certain tax credit, private equity, and certain other equity method investments.

(Dollars in millions)	Balance Sheet Location	Mar 31, 2020	Dec 31, 2019
Investments in affordable housing projects:
Carrying amount	Other assets	$3,776	$3,684
Amount of future funding commitments included in carrying amount	Other liabilities	1,154	1,271
Lending exposure		540	647
Renewable energy investments:
Carrying amount	Other assets	107	81
Amount of future funding commitments not included in carrying amount	N/A	211	246
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,597	1,556
Amount of future funding commitments not included in carrying amount	N/A	378	331

The following table presents a summary of tax credits and amortization associated with the Company's tax credit investment activity:

Three Months Ended March 31, (Dollars in millions)	Income Statement Location	2020	2019
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$117	$79
Other community development investments	Provision for income taxes	22	—
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$114	$69
Other community development investments	Other noninterest income	20	—
Renewable energy investments	Other noninterest income	—	—

Truist Financial Corporation 29

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	March 31, 2020	December 31, 2019
Commitments to extend, originate or purchase credit	$159,924	$177,598
Residential mortgage loans sold with recourse	395	371
CRE mortgages serviced for others covered by recourse provisions	8,592	8,676
Letters of credit	5,050	5,181

Total Return Swaps

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

The Company concluded that the VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At March 31, 2020, the Company’s Consolidated Balance Sheet reflected $2.1 billion of assets and $153 million of other liabilities of the VIEs. At December 31, 2019, the Company’s Consolidated Balance Sheet reflected $2.7 billion of assets and $116 million of other liabilities of the VIEs. Assets at March 31, 2020 and December 31, 2019 include $1.4 billion and $2.6 billion in trading loans, respectively. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts.

For additional information on the Company’s TRS contracts and its involvement with these VIEs, see "Note 15. Derivative Financial Instruments.”

Other Commitments

The Company entered into an agreement to purchase its new headquarters building in Charlotte, North Carolina for $456 million. The purchase closed in March 2020.

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, certain derivative agreements, and borrowings or borrowing capacity, as well as for other purposes as required or permitted by law. Assets pledged to the FHLB and FRB are subject to applicable asset discounts when determining borrowing capacity. The Company obtains secured financing and letters of credit from the FRB and FHLB, the latter of which is used to secure various client deposits, including public fund relationships. Excluding assets related to employee benefit plans, the majority of the agreements governing the pledged assets do not permit the other party to sell or repledge the collateral. Additional assets were pledged to the FRB of Richmond in the first quarter of 2020. The following table provides the total carrying amount of pledged assets by asset type.

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Pledged securities	$10,404	$11,283
Pledged loans:
FRB	71,786	30,238
FHLB	79,009	80,816
Unused borrowing capacity:
FRB	49,652	21,169
FHLB	21,677	37,303
30 Truist Financial Corporation

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

In accordance with the provisions of U.S. GAAP for contingencies, Truist establishes accruals for legal matters when potential losses associated with the actions become probable and the amount of loss can be reasonably estimated. There is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts that Truist has currently accrued. On a quarterly basis, Truist evaluates its outstanding legal proceedings to assess litigation accruals and adjust such accruals upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel and others, as warranted.

The Company’s estimate of reasonably possible losses, in excess of amounts accrued, ranges from zero to approximately $200 million as of March 31, 2020. This estimated range is based upon currently available information and involves considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors. In addition, the matters underlying this estimated range will change from time to time, and actual losses may vary significantly from this estimate. For the same reasons stated above, we do not believe that an estimate of reasonably possible losses can be made for certain matters and therefore such matters are not reflected in the range provided here.

The following is a description of certain legal proceedings in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received. On October 6, 2017, the trial court granted plaintiff's motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees” and the granting of a certified class was affirmed on appeal. On April 8, 2020, the Company filed a motion seeking to narrow the scope of this class. Discovery has commenced. The Company believes that the claims are without merit.

Truist Financial Corporation 31

NOTE 14. Fair Value Disclosures

Recurring Fair Value Measurements

Accounting standards define fair value as the price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level measurement hierarchy:

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2020 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$630	$—	$630	$—	$—
GSE	343	—	343	—	—
Agency MBS - residential	601	—	601	—	—
Agency MBS - commercial	58	—	58	—	—
States and political subdivisions	43	—	43	—	—
Corporate and other debt securities	536	—	536	—	—
Loans	1,569	—	1,569	—	—
Other	83	78	5	—	—
Total trading assets	3,863	78	3,785	—	—
AFS securities:
U.S. Treasury	2,319	—	2,319	—	—
GSE	1,933	—	1,933	—	—
Agency MBS - residential	71,753	—	71,753	—	—
Agency MBS - commercial	1,519	—	1,519	—	—
States and political subdivisions	539	—	539	—	—
Non-agency MBS	298	—	—	298	—
Other	37	—	37	—	—
Total AFS securities	78,398	—	78,100	298	—
LHFS at fair value	3,655	—	3,655	—	—
MSRs at fair value	2,150	—	—	2,150	—
Other assets:
Derivative assets	4,040	548	6,746	177	(3,431)
Equity securities	641	603	38	—	—
Private equity investments	448	—	—	448	—
Total assets	$93,195	$1,229	$92,324	$3,073	$(3,431)
Liabilities:
Derivative liabilities	$764	$674	$3,234	$34	$(3,178)
Securities sold short	1,085	—	1,085	—	—
Total liabilities	$1,849	$674	$4,319	$34	$(3,178)

32 Truist Financial Corporation

December 31, 2019 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$227	$—	$227	$—	$—
GSE	296	—	296	—	—
Agency MBS - residential	497	—	497	—	—
Agency MBS - commercial	68	—	68	—	—
States and political subdivisions	82	—	82	—	—
Non-agency MBS	277	—	277	—	—
Corporate and other debt securities	1,204	—	1,204	—	—
Loans	2,948	—	2,948	—	—
Other	134	90	44	—	—
Total trading assets	5,733	90	5,643	—	—
AFS securities:
U.S. Treasury	2,276	—	2,276	—	—
GSE	1,881	—	1,881	—	—
Agency MBS - residential	68,236	—	68,236	—	—
Agency MBS - commercial	1,341	—	1,341	—	—
States and political subdivisions	585	—	585	—	—
Non-agency MBS	368	—	—	368	—
Other	40	—	40	—	—
Total AFS securities	74,727	—	74,359	368	—
LHFS	5,673	—	5,673	—	—
MSRs	2,618	—	—	2,618	—
Other assets:
Derivative assets	2,053	606	3,620	34	(2,207)
Equity securities	817	815	2	—	—
Private equity investments	440	—	—	440	—
Total assets	$92,061	$1,511	$89,297	$3,460	$(2,207)
Liabilities:
Derivative liabilities	$366	$204	$3,117	$15	$(2,970)
Securities sold short	1,074	18	1,056	—	—
Total liabilities	$1,440	$222	$4,173	$15	$(2,970)
(1) Refer to "Note 15. Derivative Financial Instruments" for additional discussion on netting adjustments.

For a description of the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2019.

Truist Financial Corporation 33

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended (Dollars in millions)	Trading Securities	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2019	$3	$391	$1,108	$12	$393
Total realized and unrealized gains (losses):
Included in earnings	—	2	(54)	8	23
Included in unrealized net holding gains (losses) in OCI	—	1	—	—	—
Purchases	15	—	—	—	7
Issuances	—	—	22	17	—
Sales	(7)	—	—	—	(33)
Settlements	—	(8)	(40)	(30)	(2)
Balance at March 31, 2019	$11	$386	$1,036	$7	$388

Balance at January 1, 2020	$—	$368	$2,618	$19	$440
Total realized and unrealized gains (losses):
Included in earnings	—	3	(526)	111	2
Included in unrealized net holding gains (losses) in OCI	—	(64)	—	—	—
Purchases	—	—	—	—	27
Issuances	—	—	187	155	—
Sales	—	—	—	—	—
Settlements	—	(9)	(129)	(142)	(21)
Balance at March 31, 2020	$—	$298	$2,150	$143	$448
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2020	$—	$3	$(526)	$154	$—
Primary income statement location of realized gains (losses) included in earnings	Interest income	Interest income	Residential mortgage income and Commercial real estate related income	Residential mortgage income and Commercial real estate related income	Other income

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At March 31, 2020, the fair value of Re-REMIC non-agency MBS represented a discount of 38.7% to the fair value of the underlying securities owned by the Re-REMIC trusts due to market conditions at March 31, 2020 that reflected wider discounts relative to previous periods.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2030, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of March 31, 2020, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 6x to 14x, with a weighted average of 8x, at March 31, 2020.

Refer to "Note 7. Loan Servicing" for additional information on valuation techniques and inputs for MSRs.
34 Truist Financial Corporation

Fair Value Option

The following table details the fair value and UPB of LHFS that were elected to be measured at fair value. Trading loans, included in other trading assets, were also elected to be measured at fair value.

	March 31, 2020			December 31, 2019
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,569	$1,891	$(322)	$2,948	$2,982	$(34)
LHFS at fair value	3,655	3,485	170	5,673	5,563	110

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

	2020		2019
As of / For The Three Months Ended March 31, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
LHFS	$427	$(25)	$—	$—
Loans and leases	101	(7)	154	(18)
Foreclosed real estate	63	(73)	33	(63)

At March 31, 2020, LHFS consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at the lower of cost or market. The table above excludes $728 million of LHFS carried at cost at March 31, 2020. Excluding government guaranteed loans, the Company held $41 million in nonperforming LHFS at March 31, 2020 and $107 million of nonperforming LHFS at December 31, 2019. LHFS that were 90 days or more past due and still accruing interest were not material at March 31, 2020. Loans and leases are primarily collateral dependent and may be subject to liquidity adjustments. Refer to “Note 1. Basis of Presentation” for additional discussion of individually evaluated loans and leases. Foreclosed real estate is measured at the lower of cost or fair value less costs to sell and consists primarily of residential homes, commercial properties, and vacant lots.

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

An active market does not exist for certain financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the fair value estimates in many instances cannot be substantiated by comparison to independent markets. In addition, changes in assumptions could significantly affect these fair value estimates. Financial assets and liabilities not recorded at fair value are summarized below:

		March 31, 2020		December 31, 2019
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Loans and leases HFI, net of ALLL	Level 3	$314,018	$314,838	$298,293	$298,586
Financial liabilities:
Time deposits	Level 2	35,539	35,821	35,896	35,885
Long-term debt	Level 2	65,662	64,998	41,339	42,051

The carrying value of unfunded commitments was $400 million and $373 million at March 31, 2020 and December 31, 2019, respectively.
Truist Financial Corporation 35

NOTE 15. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	$23,701	$577	$—	$23,701	$113	$(25)
Options hedging long-term debt	3,407	—	(5)	3,407	—	(2)
Swaps hedging commercial loans	44	—	—	44	—	—
Total	27,152	577	(5)	27,152	113	(27)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	150,165	4,029	(1,026)	144,473	1,817	(673)
Options	24,997	59	(23)	25,938	28	(19)
Forward commitments	10,902	140	(147)	7,907	6	(7)
Other	2,483	—	—	1,807	—	—
Equity contracts	39,452	1,483	(1,781)	38,426	1,988	(2,307)
Credit contracts:
Loans and leases	1,179	18	(22)	894	—	(34)
Risk participation agreements	6,829	—	(9)	6,696	—	(2)
Total return swaps	1,924	318	(4)	2,531	27	(11)
Trading	677	5	(5)	—	—	—
Foreign exchange contracts	13,192	242	(259)	12,986	144	(164)
Commodity	2,800	346	(342)	2,659	67	(65)
Total	254,600	6,640	(3,618)	244,317	4,077	(3,282)
Mortgage banking:
Interest rate contracts:
Swaps	300	—	—	535	—	—
Interest rate lock commitments	7,605	177	(22)	4,427	34	(2)
When issued securities, forward rate agreements and forward commitments	10,855	27	(224)	11,997	10	(18)
Other	668	6	—	603	2	—
Total	19,428	210	(246)	17,562	46	(20)
MSRs:
Interest rate contracts:
Swaps	21,142	—	—	19,196	—	—
Options	1,684	15	(19)	1,519	22	(2)
When issued securities, forward rate agreements and forward commitments	1,224	29	(54)	5,560	2	(5)
Other	739	—	—	567	—	—
Total	24,789	44	(73)	26,842	24	(7)
Total derivatives not designated as hedges	298,817	6,894	(3,937)	288,721	4,147	(3,309)
Total derivatives	$325,969	7,471	(3,942)	$315,873	4,260	(3,336)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,988)	1,988		(1,708)	1,708
Cash collateral (received) posted for amounts subject to master netting arrangements		(1,443)	1,190		(499)	1,262
Net amount		$4,040	$(764)		$2,053	$(366)
36 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the consolidated balance sheet:

March 31, 2020 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in the Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,333	$(2,897)	$3,436	$(24)	$3,412
Derivatives not subject to master netting arrangement or similar arrangement	590	—	590	(1)	589
Exchange traded derivatives	548	(534)	14	—	14
Total derivative assets	$7,471	$(3,431)	$4,040	$(25)	$4,015
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,100)	$2,644	$(456)	$3	$(453)
Derivatives not subject to master netting arrangement or similar arrangement	(168)	—	(168)	13	(155)
Exchange traded derivatives	(674)	534	(140)	—	(140)
Total derivative liabilities	$(3,942)	$3,178	$(764)	$16	$(748)

December 31, 2019 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in the Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,516	$(2,003)	$1,513	$(17)	$1,496
Derivatives not subject to master netting arrangement or similar arrangement	138	—	138	(1)	137
Exchange traded derivatives	606	(204)	402	—	402
Total derivative assets	$4,260	$(2,207)	$2,053	$(18)	$2,035
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,939)	$2,761	$(178)	$22	$(156)
Derivatives not subject to master netting arrangement or similar arrangement	(193)	5	(188)	11	(177)
Exchange traded derivatives	(204)	204	—	—	—
Total derivative liabilities	$(3,336)	$2,970	$(366)	$33	$(333)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	March 31, 2020			December 31, 2019
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$433	$—	$56	$473	$—	$65
Loans and leases	518	6	14	528	3	15
Long-term debt	29,980	1,098	22	28,557	174	23

Truist Financial Corporation 37

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Pre-tax gain (loss) recognized in OCI:
Deposits	$—	$(10)
Short-term borrowings	—	(10)
Long-term debt	—	(20)
Total	$—	$(40)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(2)	2
Short-term borrowings	(4)	1
Long-term debt	(8)	2
Total	$(14)	$5

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
AFS securities:
Amounts related to interest settlements	$—	$—
Recognized on derivatives	—	(7)
Recognized on hedged items	(2)	5
Net income (expense) recognized	(2)	(2)
Loans and leases:
Amounts related to interest settlements	—	—
Recognized on derivatives	(3)	(8)
Recognized on hedged items	2	8
Net income (expense) recognized	(1)	—
Long-term debt:
Amounts related to interest settlements	16	(22)
Recognized on derivatives	922	116
Recognized on hedged items	(922)	(108)
Net income (expense) recognized	16	(14)
Net income (expense) recognized, total	$13	$(16)

The following table presents information about the Company's cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$—	$—
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(90)	(101)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(34)	(37)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$(48)	$(57)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(4)	(6)

38 Truist Financial Corporation

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2020	2019
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$(64)	$10
Foreign exchange contracts	Investment banking and trading income	107	2
Equity contracts	Investment banking and trading income and other income	(10)	—
Credit contracts	Investment banking and trading income and other income	459	—
Commodity contracts	Investment banking and trading income	3	—
Mortgage banking:
Interest rate contracts	Residential mortgage income	(122)	(15)
Interest rate contracts	Commercial real estate related income	2	—
MSRs:
Interest rate contracts	Residential mortgage income	495	54
Interest rate contracts	Commercial real estate related income	20	—
Total		$890	$51

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, credit default swaps, risk participations and TRS. The Company accounts for these contracts as derivatives.

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

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the dealer experiences a loss on the derivative, such as an interest rate swap, due to a failure to pay by the client, on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At March 31, 2020, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Risk participation agreements:
Maximum potential amount of exposure	$410	$291
Total return swaps:
Cash collateral held	783	653

Truist Financial Corporation 39

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Mar 31, 2020	Dec 31, 2019
Dealer and other counterparties:
Cash and other collateral received from counterparties	$1,467	$514
Derivatives in a net gain position secured by collateral received	1,581	615
Unsecured positions in a net gain with counterparties after collateral postings	114	101
Cash collateral posted to dealer counterparties	1,005	1,255
Derivatives in a net loss position secured by collateral received	1,052	1,300
Additional collateral that would have been posted had the Company's credit ratings dropped below investment grade	13	12
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	220	30
Derivatives in a net loss position	199	31
Derivatives in a net gain position	5	—
Securities pledged to central counterparties clearing	663	513

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

Three Months Ended March 31, (Dollars in millions, except per share data, shares in thousands)	2020	2019
Net income available to common shareholders	$986	$749
Weighted average number of common shares	1,344,372	764,135
Effect of dilutive outstanding equity-based awards	13,173	9,936
Weighted average number of diluted common shares	1,357,545	774,071
Basic EPS	$0.73	$0.98
Diluted EPS	$0.73	$0.97
Anti-dilutive awards	1,725	—

NOTE 17. Operating Segments

Truist operates and measures business activity across three segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings, with functional activities included in Other, Treasury, and Corporate. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. For additional information, see Note 21. Operating Segments of the Annual Report on Form 10-K for the year ended December 31, 2019.

40 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended March 31, (Dollars in millions)	CB&W		C&CB		IH
	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$1,860	$828	$1,534	$739	$36	$34
Net intersegment interest income (expense)	388	193	(194)	(105)	(11)	(11)
Segment net interest income	2,248	1,021	1,340	634	25	23
Allocated provision for credit losses	437	131	399	20	1	3
Segment net interest income after provision	1,811	890	941	614	24	20
Noninterest income	1,072	507	460	244	557	515
Noninterest expense	1,993	882	886	315	440	417
Income (loss) before income taxes	890	515	515	543	141	118
Provision (benefit) for income taxes	209	125	92	113	36	30
Segment net income (loss)	$681	$390	$423	$430	$105	$88

Identifiable assets (period end)	$168,356	$75,873	$203,363	$85,911	$7,009	$6,376

			OT&C (1)		Total
			2020	2019	2020	2019
Net interest income (expense)			$220	$95	$3,650	$1,696
Net intersegment interest income (expense)			(183)	(77)	—	—
Segment net interest income			37	18	3,650	1,696
Allocated provision for credit losses			56	1	893	155
Segment net interest income after provision			(19)	17	2,757	1,541
Noninterest income			(128)	(64)	1,961	1,202
Noninterest expense			112	154	3,431	1,768
Income (loss) before income taxes			(259)	(201)	1,287	975
Provision (benefit) for income taxes			(113)	(91)	224	177
Segment net income (loss)			$(146)	$(110)	$1,063	$798

Identifiable assets (period end)			$127,501	$59,523	$506,229	$227,683
(1) Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

Truist Financial Corporation 41

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in this Form 10-Q, other information contained in this document, as well as information contained in the December 31, 2019 Form 10-K.

Government Response to COVID-19

Congress, the FRB and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from COVID-19 and can be expected to continue to evolve such approaches and requirements in ways that further impact the business of the Company. The descriptions below summarize certain significant government actions taken in response to the COVID-19 pandemic. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs summarized.

The CARES Act

The CARES Act was signed into law on March 27, 2020. Among other provisions, the CARES Act includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expands the Small Business Administration’s business loan guarantee program through June 30, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary Small Business Administration loans, require six-month deferral of principal and interest repayment, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during an eight-week covered period.

The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency.

Also pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds have been used to support the several FRB programs and facilities described below or additional programs or facilities that are established by the FRB under its Section 13(3) authority and meeting certain criteria.

FRB Actions

The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.

In addition, the FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the FRB, relying on its authority under Section 13(3) of the Federal Reserve Act, has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.

FRB facilities and programs established, or in the process of being established, include:

•a Paycheck Protection Program Liquidity Facility to provide financing related to Paycheck Protection Program loans made by banks;
•a Main Street New Loan Facility and a Main Street Expanded Loan Facility to purchase loan participations, under specified conditions, from banks lending to small and medium sized U.S. businesses;
•a Primary Dealer Credit Facility to provide liquidity to primary dealers through a secured lending facility;
•a Commercial Paper Funding Facility to purchase the commercial paper of certain U.S. issuers;
42 Truist Financial Corporation

•a Primary Market Corporate Credit Facility to purchase corporate bonds directly from, or make loans directly to, eligible participants;
•a Secondary Market Corporate Credit Facility to purchase corporate bonds trading in secondary markets, including from exchange-traded funds, that were issued by eligible participants;
•a Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities;
•a Municipal Liquidity Facility to purchase bonds directly from U.S. state, city and county issuers; and
•a Money Market Mutual Fund Liquidity Facility to purchase certain assets from, or make loans to, financial institutions providing financing to eligible money market mutual funds.

These facilities and programs are in various stages of development, and the Company and Truist Bank may participate in some or all of them, including as an agent or intermediary on behalf of clients or customers or in an advisory capacity.

Regulatory Considerations

The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the financial system, rather than for the protection of shareholders and creditors. Truist is subject to banking laws and regulations and various other laws and regulations, which affect the operations and management of Truist and its ability to make distributions to shareholders. Truist and its subsidiaries are also subject to supervision and examination by multiple regulators. Refer to Truist's Annual Report on Form 10-K for the year ended December 31, 2019 for additional disclosures with respect to significant laws and regulations affecting Truist.

The descriptions below summarize certain significant updates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2019 to state and federal laws to which Truist is subject. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. They do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions.

Final Stress Capital Buffer Rule

The FRB has adopted a final rule that integrates its annual capital planning and stress testing requirements with existing regulatory capital requirements. For risk-based capital requirements, the stress capital buffer replaces the existing capital conservation buffer, which is 2.5% as of January 1, 2019. Under the final rule, beginning in the 2020 CCAR cycle, Truist will be required to calculate a stress capital buffer equal to the greater of (i) the difference between its starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Truist’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%.

The final rule also makes related changes to the capital planning and stress testing process. Among other changes, the revised capital plan rule eliminates the assumption that Truist’s balance sheet assets would increase over the planning horizon. In addition, provided that Truist is otherwise in compliance with automatic restrictions on distributions under the FRB’s capital rules, Truist will no longer be required to seek prior approval to make capital distributions in excess of those included in its capital plan.

Revisions to Definition of Eligible Retained Income

The U.S. banking agencies have adopted an interim final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. This definition applies with respect to all of Truist’s capital requirements. The interim final rule became effective March 20, 2020.

Current Expected Credit Losses Methodology

The U.S. banking agencies have adopted an interim final rule that permits banking organizations that implement CECL before the end of 2020 to elect to follow the three-year transition available under the prior rule or a new five-year transition to phase in the effects of CECL on regulatory capital. Under the five-year transition, the banking organization would defer for two years 100% of the day-one effect of adopting CECL and 25% of the cumulative increase in the allowance for credit losses since adoption of CECL. Following the first two years, the electing organization will phase out the aggregate capital effects over the next three years consistent with the transition in the original three-year transition rule. The interim final rule became effective March 31, 2020. Truist has elected to use the five-year transition to phase in the impacts of CECL on regulatory capital.

Truist Financial Corporation 43

Supplementary Leverage Ratio

In response to the COVID-19 pandemic, the FRB has adopted an interim final rule that temporarily changes the supplementary leverage ratio to exclude U.S. treasury securities and deposits at Federal Reserve Banks from the calculation of a firm’s leverage exposure. The interim final rule applies to BHCs and became effective April 1, 2020 and will remain in effect through March 31, 2021.

Loan modifications

In response to the COVID-19 pandemic, banking regulators have encouraged financial institutions to work with borrowers. Truist implemented loan modification programs in order to provide borrowers with flexibility with respect to repayment terms. These loan modifications are not considered TDRs to the extent that the borrower was impacted by the COVID-19 pandemic and was less than 30 days past due at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

CARES Act

In addition to authorizing several programs to provide loans, guarantees and other investments in support of eligible organizations, states and municipalities affected by the economic effects of the COVID-19 pandemic, the CARES Act also includes several measures that temporarily adjust existing laws or regulations. These include providing the FDIC with additional authority to guarantee the deposits of solvent insured depository institutions held in noninterest-bearing business transaction accounts to a maximum amount specified by the FDIC, reinstating the FDIC's Temporary Liquidity Guarantee Authority to guarantee debt obligations of solvent insured depository institutions or depository institution holding companies, and temporarily allowing the Treasury to fully guarantee money market mutual funds. The CARES Act also provides financial institutions with the option to suspend certain GAAP requirements for coronavirus-related loan modifications that would otherwise constitute troubled debt restructurings and further requires the federal banking agencies to defer to financial institutions’ determinations in making such suspensions. Refer to “Note 1. Basis of Presentation” for Truist’s policy related to COVID-19 loan modifications.

Executive Overview

Overview of Significant Events and Financial Results

Recent Events

Effective December 6, 2019, the Company completed the Merger. Reported results for Truist reflect heritage BB&T prior to the completion of the Merger and results from both BB&T and SunTrust from the Merger closing date forward. As such, comparative income statement data in this MD&A for the first quarter of 2019 is only for heritage BB&T. Significant Merger updates include:

•In January 2020, Truist officially launched the Truist brand and visual identity, and Truist’s purpose: “Inspire and build better lives and communities,” along with its mission and values.
•In March 2020, the purchase of the new Charlotte, NC headquarters building was completed and the building was renamed Truist Center.
•Purchase accounting valuations for loans and intangibles were updated during the first quarter resulting in a $193 million reduction in the fair value mark for loans, a $165 million increase in CDI and other intangibles and a $258 million reduction in goodwill.
•Truist remains committed to achieving $1.6 billion in net cost saves.
◦The realization of net cost savings is conditioned on the duration of the pandemic and post-crisis economic conditions, including the normalization of interest rates.

The Company is closely monitoring the COVID-19 pandemic and its effects on clients, counterparties and the financial markets in which the Company conducts business. The Company expects the effects of this widespread health crisis, which include disruptions or restrictions in clients’ supply chains, closures of clients’ facilities or decreases in demand for clients’ products and services, to adversely impact economic conditions. Also related to the health crisis, the U.S. has been operating under a presidential declared emergency since March 13, 2020, with various actions by the U.S. Congress and regulatory agencies.

Truist acted swiftly to support our clients, teammates and communities during the COVID-19 pandemic. The following are some of the more significant actions related to our crisis response.

•Provided support for clients through payment relief assistance, waiving certain fees and offering additional incentives, including:
◦Commercial - clients may elect to defer their loan payments for up to 90 days without late fees being incurred but with finance charges continuing to accrue. Similar payment deferrals were offered to commercial leasing clients upon request.
◦Consumer - clients may elect to defer loan payments for time periods that range from 30 to 90 days without late fees being incurred but with finance charges generally continuing to accrue.
44 Truist Financial Corporation

◦Credit card - clients may elect to defer payments for up to 90 days without late fees being incurred but with financing charges accruing. In addition, Truist is providing credit card clients with 5% cash back on qualifying card purchases for certain important basic needs.
•Truist implemented multiple strategies to keep our branches operational and clients safe, including lobby access by appointment and the extensive use of drive-thrus. Truist created an online, automated process for the Paycheck Protection Program and began to accept applications during the first weekend of the program. Additionally, Truist funded extensive line draws for commercial clients to help them fund liquidity and working capital needs.
•Provided support for teammates including additional paid time off, flexibility and family care benefits. Provided teammates who have base pay below $100,000 annually a one-time pre-tax bonus of $1,200 in March to recognize their ongoing commitment to our clients and help alleviate some of the financial pressures caused by the pandemic. Enabled alternative work strategies that allowed more than half of our teammates to work remotely. Offered an additional onsite special pay rate of $6.25 per hour or $50 per day for teammates required to work in offices.
•Launched the Truist Cares initiative, a pledge of $25 million in philanthropic support that is providing aid for basic needs, medical supplies, and financial hardship across the nation. The remaining charitable funds will be given as grants to Truist’s community partners to support and expand technology initiatives and programs for youth, seniors, small businesses and people to rebuild, restore and create thriving communities.

See Part II, Item 1A, “Risk Factors,” in this Form 10-Q for additional information regarding risks related to the effects of COVID-19.

Financial Results

Net income available to common shareholders for the first quarter of 2020 totaled $986 million. On a diluted per common share basis, earnings for the first quarter of 2020 were $0.73, a decrease of $0.24 compared to the first quarter of 2019. Truist's results of operations for the first quarter of 2020 produced an annualized return on average assets of 0.90% and an annualized return on average common shareholders' equity of 6.58% compared to prior year ratios of 1.43% and 11.08%, respectively. Results for the first quarter of 2020 included merger-related and restructuring charges of $107 million ($82 million after-tax), incremental operating expenses related to the merger of $74 million ($57 million after-tax), and impacts associated with certain discretionary actions undertaken by management related to COVID-19 of $71 million ($54 million after-tax). Results for the first quarter of 2019 included $80 million ($64 million after-tax) of merger-related and restructuring charges and $2 million ($1 million after-tax) of incremental operating expenses related to the Merger.

Truist’s revenue for the first quarter of 2020 was $5.6 billion. On a TE basis, revenue was also $5.6 billion for the first quarter of 2020, an increase of $2.7 billion compared to the same period in 2019, which reflects an increase of $2.0 billion in TE net interest income and an increase of $759 million in noninterest income.

The increase in net interest income was primarily due to the Merger, as average loans and leases increased $159.0 billion and average securities increased $29.0 billion. In addition, average interest earning trading assets and other earning assets increased $27.9 billion due to higher trading assets from the Merger and higher interest bearing balances at the Federal Reserve as Truist increased liquidity to support clients.

NIM was 3.58% for the first quarter of 2020, up 7 basis points compared to the prior year. Average earning assets increased $215.8 billion, while average interest-bearing liabilities increased $170.3 billion and noninterest-bearing deposits increased $40.9 billion. The annualized TE yield on the total loan portfolio for the first quarter of 2020 was 4.98%, down 8 basis points compared to the prior year. The annualized TE yield on the average securities portfolio was 2.62%, up 2 basis points compared to the prior year.

The provision for credit losses was $893 million compared to $155 million for the first quarter of 2019. The increase in the provision for credit losses was primarily due to the recognition of an economic downturn and significant growth in loans related to COVID-19, including the impact of reserving for the expected losses under CECL. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. Net charge-offs were 0.36% of average loans and leases on an annualized basis for the first quarter of 2020, down four basis points compared to the first quarter of 2019.

Noninterest income for the first quarter of 2020 increased $759 million compared to the earlier quarter. Nearly all categories of noninterest income were impacted by the Merger. In addition to impacts from the Merger, insurance income increased due to higher production and residential mortgage banking income was up due to strong production and refinance activity driven by the declining rate environment. Investment banking and trading income was negatively impacted by credit valuation adjustments on the derivatives portfolio primarily due to the decline in interest rates and widening of credit spreads.

Noninterest expense for the first quarter of 2020 was up $1.7 billion compared to the earlier quarter. Excluding merger-related and restructuring charges, incremental operating expenses related to the Merger and certain discretionary expenses related to COVID-19, noninterest expense was up $1.5 billion, primarily reflecting the impact of the Merger.
Truist Financial Corporation 45

The provision for income taxes was $224 million for the first quarter of 2020, compared to $177 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2020 of 17.4%, compared to 18.2% for the earlier quarter. The lower effective tax rate is primarily due to higher income tax credits in the current year.

Truist's total assets at March 31, 2020 were $506.2 billion, an increase of $33.1 billion compared to December 31, 2019. The increase in total assets was primarily driven by an increase of $15.8 billion in total loans and leases as many commercial clients drew on lines of credit to build liquidity in response to COVID-19 and an increase of $16.1 billion in interest-bearing deposits with banks, which primarily reflects higher balances held at the Federal Reserve.

Total deposits at March 31, 2020 were $350.2 billion, an increase of $15.5 billion compared to December 31, 2019. The growth in deposits reflects clients retaining a portion of their credit line draws in the bank and solid growth in all non-time deposit products.

Asset quality remained strong, although significant uncertainties exist related to COVID-19. As of March 31, 2020, nonperforming assets were 0.23% of total assets. The allowance for loan and lease loss coverage ratio was 5.04X nonperforming loans and leases held for investment, compared to 3.41X at December 31, 2019. The higher coverage ratio reflects the CECL adoption build of $3.1 billion, as well as $582 million of reserve build in the first quarter of 2020 in connection with COVID-19 and the economic downturn.

Truist maintained strong capital and liquidity. As of March 31, 2020, the CET1 ratio was 9.3% and the average LCR was 117%. During the first quarter of 2020, the company redeemed $500 million of Series K preferred stock. Additionally, the Company issued $4.3 billion of senior and subordinated long-term debt. Truist declared common dividends of $0.450 per share during the first quarter of 2020. The dividend and total payout ratios for the first quarter of 2020 were 61.4 percent. As previously communicated at the time of the Merger announcement, Truist suspended its share repurchase program until capital ratios return to higher levels. In April 2020, Truist declared common dividends of $0.450 per share for the second quarter of 2020.

Analysis of Results of Operations

Net Interest Income and NIM

First Quarter 2020 compared to First Quarter 2019

Net interest income on a TE basis was $3.7 billion for the first quarter of 2020, an increase of $2.0 billion compared to the same period in 2019. Interest income increased $2.3 billion. Interest expense increased $299 million. Net interest margin was 3.58%, up seven basis points compared to the earlier quarter. Average earning assets increased $215.8 billion. The increase in average earning assets reflects a $159.0 billion increase in average total loans and leases and a $29.0 billion increase in average securities. Average interest earning trading assets and other earning assets increased $27.9 billion due to higher trading securities and interest-bearing balances at the Federal Reserve. Average interest-bearing liabilities increased $170.3 billion compared to the earlier quarter. Average interest-bearing deposits increased $133.8 billion, average long-term debt increased $23.3 billion and average short-term borrowings increased $13.3 billion.

The yield on the total loan portfolio for the first quarter of 2020 was 4.98%, down eight basis points compared to the earlier quarter, reflecting the impact of rate decreases, partially offset by purchase accounting accretion from merged loans. The yield on the average securities portfolio was 2.62%, up two basis points compared to the earlier period.

The average cost of total deposits was 0.51%, down 13 basis points compared to the earlier quarter. The average cost of interest-bearing deposits was 0.70%, down 25 basis points compared to the earlier quarter. The average rate on short-term borrowings was 1.76%, down 56 basis points compared to the earlier quarter. The average rate on long-term debt was 2.34%, down 96 basis points compared to the earlier quarter. The lower rates on interest-bearing liabilities reflect declines in fed funds and LIBOR rates. The lower rates on long-term debt also reflect the amortization of the fair value mark on the assumed debt and the recent issuance of new senior and subordinated notes and long-term FHLB advances.

As of March 31, 2020, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $3.5 billion, $54 million and $285 million respectively. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as prepayments occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
46 Truist Financial Corporation

Table 1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2020	2019	2020	2019	2020	2019		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,274	$3,302	1.93%	2.01%	$11	$16	$(5)	$(1)	$(4)
GSE	1,856	2,418	2.33	2.24	10	14	(4)	1	(5)
Agency MBS	70,816	40,044	2.60	2.58	461	258	203	2	201
States and political subdivisions	530	620	3.56	3.73	5	6	(1)	—	(1)
Non-agency MBS	185	315	16.72	12.51	8	10	(2)	3	(5)
Other	40	35	3.01	3.96	—	—	—	—	—
Total securities	75,701	46,734	2.62	2.60	495	304	191	5	186
Interest earning trading assets	6,334	602	4.04	2.27	64	4	60	5	55
Other earning assets (3)	23,750	1,595	1.55	7.43	92	29	63	(41)	104
Loans and leases, net of unearned income: (4)
Commercial and industrial	131,743	61,370	4.33	4.33	1,419	656	763	—	763
CRE	27,046	16,786	4.25	4.99	287	207	80	(34)	114
Commercial Construction	6,409	4,119	4.87	5.33	76	54	22	(5)	27
Lease financing	6,070	2,021	4.27	3.33	65	17	48	6	42
Residential mortgage	52,993	31,370	4.48	4.13	594	324	270	29	241
Residential home equity and direct	27,564	11,681	6.60	5.92	452	171	281	22	259
Indirect auto	24,975	11,308	6.89	8.62	428	240	188	(56)	244
Indirect other	10,950	6,029	7.37	6.57	201	98	103	13	90
Student	7,787	—	5.38	—	104	—	104	—	104
Credit card	5,534	2,922	9.68	9.03	133	65	68	5	63
PCI	—	455	—	17.99	—	20	(20)	—	(20)
Total loans and leases HFI	301,071	148,061	5.02	5.06	3,759	1,852	1,907	(20)	1,927
LHFS	6,677	729	3.14	4.38	53	8	45	(3)	48
Total loans and leases	307,748	148,790	4.98	5.06	3,812	1,860	1,952	(23)	1,975
Total earning assets	413,533	197,721	4.33	4.49	4,463	2,197	2,266	(54)	2,320
Nonearning assets	64,017	27,852
Total assets	$477,550	$225,573
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$85,008	$27,622	0.61	0.59	129	40	89	1	88
Money market and savings	120,936	63,325	0.59	0.96	178	150	28	(73)	101
Time deposits	35,570	16,393	1.29	1.50	114	60	54	(10)	64
Foreign office deposits - interest-bearing	—	422	—	2.43	—	3	(3)	—	(3)
Total interest-bearing deposits (6)	241,514	107,762	0.70	0.95	421	253	168	(82)	250
Short-term borrowings	18,900	5,624	1.76	2.32	83	32	51	(10)	61
Long-term debt	46,547	23,247	2.34	3.30	272	192	80	(68)	148
Total interest-bearing liabilities	306,961	136,633	1.02	1.41	776	477	299	(160)	459
Noninterest-bearing deposits (6)	93,135	52,283
Other liabilities	12,042	6,116
Shareholders' equity	65,412	30,541
Total liabilities and shareholders' equity	$477,550	$225,573
Average interest-rate spread			3.31%	3.08%
NIM/net interest income			3.58%	3.51%	$3,687	$1,720	$1,967	$106	$1,861
Taxable-equivalent adjustment					$37	$24
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
(6) Total deposit costs were 0.51% and 0.64% for the three months ended March 31, 2020 and 2019, respectively.
Truist Financial Corporation 47

Provision for Credit Losses

First Quarter 2020 compared to First Quarter 2019

The provision for credit losses was $893 million, compared to $155 million for the earlier quarter. The increase in the provision for credit losses was primarily due to the recognition of an economic downturn and significant growth in loans related to COVID-19, including the impact of reserving for the expected losses under CECL. Net charge-offs for the first quarter of 2020 totaled $272 million compared to $147 million in the earlier quarter. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. The net charge-off rate for the current quarter of 0.36% was down four basis points compared to the first quarter of 2019.

Noninterest Income

Noninterest income is a significant contributor to Truist's financial results. Management focuses on diversifying its sources of revenue to reduce Truist's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
			% Change
Three Months Ended March 31, (Dollars in millions)	2020	2019	2020 vs. 2019
Insurance income	$549	$510	7.6%
Service charges on deposits	305	171	78.4
Wealth management income	332	162	104.9
Card and payment related fees	187	128	46.1
Residential mortgage income	245	49	NM
Investment banking and trading income	118	27	NM
Operating lease income	77	35	120.0
Income from bank-owned life insurance	44	28	57.1
Lending related fees	67	25	168.0
Commercial real estate related income	44	14	NM
Securities gains (losses)	(2)	—	NM
Other income (loss)	(5)	53	(109.4)
Total noninterest income	$1,961	$1,202	63.1
First Quarter 2020 compared to First Quarter 2019

Noninterest income for the first quarter of 2020 increased $759 million compared to the earlier quarter. Nearly all categories of noninterest income were impacted by the Merger. Insurance income increased $39 million due to higher production. Residential mortgage banking income was up due to strong production and refinance activity driven by the declining rate environment. Investment banking and trading income was up $91 million, but was negatively impacted by credit valuation adjustments of $92 million on the derivatives portfolio primarily related to the decline in interest rates and widening of credit spreads. Other income was worse by $58 million, primarily as a result of a $26 million change in the market value of assets held for certain post-retirement benefits, which was primarily offset by lower personnel expense.

48 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist's noninterest expense:

Table 3: Noninterest Expense
			% Change
Three Months Ended March 31, (Dollars in millions)	2020	2019	2020 vs. 2019
Personnel expense	$1,972	$1,087	81.4%
Net occupancy expense	221	122	81.1
Professional fees and outside processing	247	86	187.2
Software expense	210	72	191.7
Equipment expense	116	65	78.5
Marketing and customer development	84	27	NM
Operating lease depreciation	71	29	144.8
Loan-related expense	62	25	148.0
Amortization of intangibles	165	32	NM
Regulatory costs	29	18	61.1
Merger-related and restructuring charges	107	80	33.8
Other expense	147	125	17.6
Total noninterest expense	$3,431	$1,768	94.1

First Quarter 2020 compared to First Quarter 2019

Noninterest expense for the first quarter of 2020 was up $1.7 billion compared to the earlier quarter. All categories of noninterest expense reflect the impact of the Merger. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $27 million and $72 million, respectively. In addition, the current quarter was impacted by $65 million of discretionary expenses related to COVID-19. On an adjusted basis, noninterest expense was up $1.5 billion, primarily reflecting the impact of the Merger. Marketing and customer development expense reflects higher spend related to the launch of the Truist brand. Amortization of intangibles increased $133 million due to the intangibles recognized in the Merger.

Truist Financial Corporation 49

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2020	Expense (1)	Utilized	Accrual at Mar 31, 2020 (1)
Severance and personnel-related	$46	$44	$(70)	$20
Occupancy and equipment	—	19	(19)	—
Professional services	42	14	(53)	3
Other adjustments	1	30	(30)	1
Total	$89	$107	$(172)	$24
(1) In connection with the Merger, the Company recognized $92 million of expense for the first quarter of 2020 and has a remaining accrual of $15 million at March 31, 2020. The remaining expense and accrual relate to activities other than the Merger.

Segment Results

See "Note 17. Operating Segments" herein, and "Note 21. Operating Segments" in Truist's Annual Report on Form 10-K for the year ended December 31, 2019, for additional disclosures related to Truist's reportable business segments, including additional details related to results of operations. Fluctuations in noninterest income and noninterest expense are more fully discussed in the Noninterest Income and Noninterest Expense sections above.

Table 5: Net Income by Reportable Segment
			% Change
Three Months Ended March 31, (Dollars in millions)	2020	2019	2020 vs. 2019
Consumer Banking and Wealth	$681	$390	74.6%
Corporate and Commercial Banking	423	430	(1.6)
Insurance Holdings	105	88	19.3
Other, Treasury & Corporate	(146)	(110)	32.7
Truist Financial Corporation	$1,063	$798	33.2

First Quarter 2020 compared to First Quarter 2019

Consumer Banking and Wealth

CB&W serves individuals and small business clients by offering a variety of loan and deposit products, payment services, bankcard products and other financial services by connecting clients to a wide range of financial products and services. CB&W includes Dealer Retail Services, which originates loans on an indirect basis to individuals for the purchase of automobiles, boats and recreational vehicles. Additionally, CB&W includes National Consumer Finance & Payments, which provides a comprehensive set of technology-enabled lending solutions to individuals and small businesses through several national channels, as well as merchant services and payment processing solutions to business clients. CB&W also includes Mortgage Banking, which offers residential mortgage products nationally through its retail and correspondent channels, the internet and by telephone. These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking also services loans for other investors, in addition to loans held in the Company’s loan portfolio. Mortgage Banking also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies. Wealth delivers investment management, financial planning, banking, fiduciary services and related solutions to institutions, affluent and high net worth individuals and families, with financial expertise and industry-specific insights in the medical, legal, sports and entertainment industries.

CB&W net income was $681 million for the first quarter of 2020, an increase of $291 million compared to the earlier quarter. Segment net interest income increased $1.2 billion primarily due to the Merger. Noninterest income increased $565 million, due to the Merger and higher residential mortgage income as a result of the lower rate environment driving mortgage production through refinance activity. The allocated provision for credit losses increased $306 million primarily due to the recognition of an economic downturn related to COVID-19 and higher net charge-offs in the current quarter as there was a full quarter of activity from the Merger. Noninterest expense increased $1.1 billion primarily due to operating expenses and amortization of intangibles related to the Merger and discretionary management impacts from COVID-19 in the current quarter.

50 Truist Financial Corporation

CB&W loans and leases were up $74.7 billion at March 31, 2020, compared to the earlier quarter, primarily due to the merged loans. Total deposits were up $116.9 billion at March 31, 2020, compared to the earlier quarter, primarily due to the merged deposits and reduced consumer spending late in the current quarter related to COVID-19.

Corporate and Commercial Banking

C&CB serves large, medium and small business clients by offering a variety of loan and deposit products and connecting clients to the combined organization’s broad array of financial services. C&CB includes Corporate and Investment Banking, which delivers a comprehensive range of strategic advisory, capital raising, risk management, financing, liquidity and investment solutions to both public and private companies in the C&CB segment and Wealth. Additionally, C&CB includes Commercial Community Banking, which offers an array of traditional banking products, including lending, cash management and investment banking to commercial clients via CIB. C&CB also includes Commercial Real Estate, which provides a range of credit and deposit services as well as fee-based product offerings to privately held developers, operators, and investors in commercial real estate properties. C&CB also includes Grandbridge Real Estate Capital, which is a fully integrated commercial mortgage banking company that originates commercial and multi-family real estate loans, services loan portfolios and provides asset and portfolio management as well as real estate brokerage services. Treasury Solutions, within C&CB, provides business clients across the organization with services required to manage their payments and receipts, combined with the ability to manage and optimize their deposits across all aspects of their business.

C&CB net income was $423 million for the first quarter of 2020, a decrease of $7 million compared to the earlier quarter. Segment net interest income increased $706 million primarily due to the Merger. Noninterest income increased $216 million due to the Merger, partially offset by losses in trading income primarily related to the decline in interest rates and widening of credit spreads. The allocated provision for credit losses increased $379 million primarily due to the recognition of an economic downturn and significant growth in loans related to COVID-19. Noninterest expense increased $571 million primarily due to operating expenses and amortization of intangibles related to the Merger in the current quarter.

C&CB loans and leases were up $95.6 billion compared to the earlier quarter primarily due to the merged loans and significant growth in commercial and industrial loans in the current quarter related to COVID-19. Total deposits were up $64.6 billion at March 31, 2020, compared to the earlier quarter, primarily due to the merged deposits and commercial clients retaining a portion of their credit line draws in the bank.

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

IH net income was $105 million for the first quarter of 2020, an increase of $17 million compared to the earlier quarter. Noninterest income increased $42 million primarily due to higher production. Noninterest expense increased $23 million primarily due to commissions on higher production in the current quarter.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and variability associated with derivatives used to hedge the balance sheet.

OT&C generated a net loss of $146 million in the first quarter of 2020, compared to a net loss of $110 million in the earlier quarter. Segment net interest income increased $19 million. Noninterest income decreased $64 million primarily due to lower income related to certain post-employment benefits and higher tax credit equivalents allocated to the segments. The allocated provision for credit losses increased $55 million primarily due to the provision for unfunded commitments. Noninterest expense decreased $42 million primarily due to lower merger-related charges and increased corporate expenses allocated to the segments. The benefit for income taxes increased $22 million primarily due to a higher pre-tax loss.

Truist Financial Corporation 51

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $78.4 billion at March 31, 2020, compared to $74.7 billion at December 31, 2019. The increase was due primarily to a $3.7 billion increase in Agency MBS.

As of March 31, 2020, approximately 3.5% of the securities portfolio was variable rate, compared to 3.6% as of December 31, 2019. The effective duration of the securities portfolio excluding certain non-agency MBS was 3.4 years at March 31, 2020, compared to 4.7 years at December 31, 2019.

U.S. Treasury, GSE and Agency MBS represented 98.9% of the total securities portfolio as of March 31, 2020, compared to 98.7% as of the prior year end.

Lending Activities

The following tables summarize the loans and leases HFI portfolio for each of the last five quarters:

Table 6: Loans and Leases as of Period End
(Dollars in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Commercial:
Commercial and industrial	$149,161	$130,180	$64,324	$63,693	$61,978
CRE	27,532	26,832	17,080	16,976	16,718
Commercial construction	6,630	6,205	3,804	3,746	4,111
Lease financing	5,984	6,122	2,356	2,203	2,098
Consumer:
Residential mortgage	53,096	52,071	28,297	32,607	31,572
Residential home equity and direct	27,629	27,044	11,646	11,675	11,646
Indirect auto	25,146	24,442	11,871	11,756	11,506
Indirect other	10,980	11,100	6,590	6,453	6,017
Student	7,771	6,743	—	—	—
Credit card	5,300	5,619	3,058	3,056	2,970
PCI	—	3,484	387	421	441
Total loans and leases HFI	$319,229	$299,842	$149,413	$152,586	$149,057

Total loans and leases held for investment were $319.2 billion at March 31, 2020, compared to $299.8 billion at December 31, 2019. In connection with the adoption of CECL, all loans previously in the PCI portfolio became PCD loans and were transferred to their respective portfolios. The significant growth in the commercial and industrial portfolio was primarily due to draws on lines of credit by clients building liquidity in response to COVID-19.

52 Truist Financial Corporation

The following table presents the composition of average loans and leases for each of the last five quarters:

Table 7: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Commercial:
Commercial and industrial	$131,743	$81,853	$63,768	$62,563	$61,370
CRE	27,046	19,896	17,042	16,854	16,786
Commercial construction	6,409	4,506	3,725	3,894	4,119
Lease financing	6,070	3,357	2,260	2,122	2,021
Consumer:
Residential mortgage	52,993	34,824	28,410	32,066	31,370
Residential home equity and direct	27,564	15,810	11,650	11,687	11,681
Indirect auto	24,975	15,390	11,810	11,633	11,308
Indirect other	10,950	7,772	6,552	6,246	6,029
Student	7,787	1,825	—	—	—
Credit card	5,534	3,788	3,036	2,970	2,922
PCI	—	1,220	411	432	455
Total average loans and leases HFI	$301,071	$190,241	$148,664	$150,467	$148,061

Average loans and leases held for investment for the first quarter of 2020 were $301.1 billion, up $110.8 billion compared to the fourth quarter of 2019, primarily due to the merged loans and the line draws in response to COVID-19. Excluding the impact from these items, average loans were down slightly due to a decline in residential mortgage loans as a result of transferring loans to held for sale in the fourth quarter of 2019, partially offset by increases in indirect automobile loans and student loans.

COVID-19 Lending Activities

The CARES Act includes provisions that were designed to encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. These modifications are generally not considered a TDR as disclosed in “Note 1. Basis of Presentation.” Truist payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. Through the end of April, Truist had the following client accomodation activity in response to COVID-19::

•Commercial - approximately 23,000 accommodations requests with an aggregate carrying value totaling $25.1 billion.
•Consumer - approximately 463,000 accommodations requests with an aggregate carrying value totaling $12.6 billion.
•Credit card - approximately 37,000 accommodations requests with an aggregate carrying value totaling $0.2 billion.

A significant portion of the borrowers that were provided payment relief were current as of the date that the relief was initially provided.

The CARES Act also created the Paycheck Protection Program, which temporarily expands the Small Business Administration’s business loan guarantee program. Truist has obtained SBA authorizations for clients of approximately $12.6 billion, of which $9.1 billion was funded through the end of April.

The following table provides a summary of exposure to industries that management believes are most vulnerable in the current environment. These selected industry exposures represent 8.9% of loans held for investment at March 31, 2020. Truist is actively managing these portfolios and will continue to make underwriting or risk acceptance adjustments as appropriate. In addition, management is closely monitoring its leveraged lending portfolio which comprised 3.3% of loans held for investment at March 31, 2020. Certain leveraged lending loans would also be included in the selected industry credit exposures.

Table 8: Selected Credit Exposures
March 31, 2020 (Dollars in billions)	Outstandings	Percentage of Loans HFI
Hotels, resorts and cruise lines	$6.6	2.1%
Oil and gas portfolio	5.9	1.8
Senior care	5.6	1.8
Acute care facilities	4.9	1.5
Sensitive retail	2.9	0.9
Restaurants	2.5	0.8
Total	$28.4	8.9%

Leveraged lending (inclusive of above industries)	$10.5	3.3%
Truist Financial Corporation 53

Asset Quality

The following tables summarize asset quality information for each of the last five quarters:

Table 9: Asset Quality
(Dollars in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
NPAs:
NPLs:
Commercial and industrial	$443	$212	$172	$193	$196
CRE	18	10	27	31	73
Commercial construction	2	—	2	2	2
Lease financing	27	8	2	2	1
Residential mortgage	248	55	106	104	121
Residential home equity and direct	170	67	56	54	53
Indirect auto	125	100	81	74	79
Indirect other	1	2	1	1	1
Total NPLs HFI	1,034	454	447	461	526
Loans held for sale	41	107	—	—	—
Total nonaccrual loans and leases	1,075	561	447	461	526
Foreclosed real estate	63	82	33	36	33
Other foreclosed property	39	41	29	26	25
Total nonperforming assets	$1,177	$684	$509	$523	$584
TDRs:
Performing TDRs:
Commercial and industrial	$65	$47	$69	$84	$63
CRE	7	6	6	7	8
Commercial construction	36	37	1	1	1
Lease financing	1	—	—	—	—
Residential mortgage	513	470	570	581	669
Residential home equity and direct	66	51	54	53	54
Indirect auto	350	333	324	311	302
Indirect other	5	5	4	4	4
Student	1	—	—	—	—
Credit card	35	31	29	29	29
Total performing TDRs	$1,079	$980	$1,057	$1,070	$1,130
Nonperforming TDRs	121	82	115	135	178
Total TDRs	$1,200	$1,062	$1,172	$1,205	$1,308
Loans 90 days or more past due and still accruing:
Commercial and industrial	$5	$1	$—	$—	$—
CRE	1	—	—	—	—
Residential mortgage	610	543	347	350	377
Residential home equity and direct	10	9	8	11	8
Indirect auto	11	11	9	7	5
Indirect other	2	2	—	—	—
Student	1,068	188	—	—	—
Credit card	41	22	15	13	13
PCI	—	1,218	24	26	28
Total loans 90 days or more past due and still accruing	$1,748	$1,994	$403	$407	$431
Loans 30-89 days past due and still accruing: (1)
Commercial and industrial	$262	$94	$34	$32	$36
CRE	8	5	1	3	3
Commercial construction	16	1	—	—	—
Lease financing	8	2	1	5	3
Residential mortgage	679	498	432	480	478
Residential home equity and direct	156	122	56	60	69
Indirect auto	521	560	380	354	281
Indirect other	74	85	43	39	35
Student	593	650	—	—	—
Credit card	57	56	29	26	25
PCI	—	140	16	17	18
Total loans 30-89 days past due and still accruing	$2,374	$2,213	$992	$1,016	$948
(1) Excludes loans held for sale.
54 Truist Financial Corporation

Nonperforming assets totaled $1.2 billion at March 31, 2020, up $493 million compared to December 31, 2019 due almost entirely to the adoption of CECL, which resulted in the discontinuation of the pool-level accounting for PCI loans and replaced that with a loan-level evaluation for nonaccrual status. As of December 31, 2019, there was approximately $500 million of PCI loans that would have been classified as nonperforming had we evaluated accrual status on a loan level basis. Nonperforming loans and leases held for investment represented 0.32% of loans and leases held for investment, up 17 basis points compared to December 31, 2019, but down three basis points from March 31, 2019. Performing TDRs were up $99 million during the first quarter, primarily in residential mortgage loans, commercial and industrial loans and indirect automobile loans.

Loans 90 days or more past due and still accruing totaled $1.7 billion at March 31, 2020, down $246 million compared to the prior quarter. The decline was due to loans that transitioned into nonaccrual status as a result of the change in pool level accounting described above, partially offset by an increase in government guaranteed student loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.55% at March 31, 2020, down 11 basis points from the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at March 31, 2020, up one basis point from 0.03% at December 31, 2019.

Loans 30-89 days past due and still accruing totaled $2.4 billion at March 31, 2020, up $161 million compared to the prior quarter. The increase was largely in commercial and industrial loans and residential mortgage loans, partially offset by a decrease in student loans. The ratio of loans 30-89 days or more past due and still accruing as a percentage of loans and leases was 0.74% at March 31, 2020, unchanged from the prior quarter.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 9. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to "Note 5. Loans and ACL" for additional disclosures related to these potential problem loans.

Table 10: Asset Quality Ratios
As of / For the Three Months Ended	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.74%	0.74%	0.66%	0.67%	0.64%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.55	0.66	0.27	0.27	0.29
NPLs as a percentage of loans and leases HFI	0.32	0.15	0.30	0.30	0.35
Nonperforming loans and leases as a percentage of loans and leases (1)	0.33	0.18	0.30	0.30	0.35
NPAs as a percentage of:
Total assets (1)	0.23	0.14	0.22	0.23	0.26
Loans and leases HFI plus foreclosed property	0.36	0.19	0.34	0.34	0.39
Net charge-offs as a percentage of average loans and leases HFI	0.36	0.40	0.41	0.38	0.40
ALLL as a percentage of loans and leases HFI	1.63	0.52	1.05	1.05	1.05
Ratio of ALLL to:
Net charge-offs	4.76x	2.03x	2.59x	2.80x	2.62x
NPLs	5.04x	3.41x	3.52x	3.46x	2.97x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI (2)	0.04%	0.03%	0.04%	0.04%	0.04%
Applicable ratios are annualized.
(1) Includes LHFS.
(2) This asset quality ratio has been adjusted to remove the impact of government guaranteed mortgage and student loans and PCI, as applicable. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio such that it might not be reflective of asset collectability or might not be comparable to other periods presented or to other portfolios that do not have government guarantees or were not impacted by PCI accounting requirements.
Truist Financial Corporation 55

The following table presents activity related to NPAs:

Table 11: Rollforward of NPAs
(Dollars in millions)	2020	2019
Balance, January 1	$684	$585
New NPAs (1)	949	294
Advances and principal increases	86	64
Disposals of foreclosed assets (2)	(158)	(122)
Disposals of NPLs (3)	(23)	(30)
Charge-offs and losses	(124)	(71)
Payments	(147)	(106)
Transfers to performing status	(85)	(30)
Other, net	(5)	—
Ending balance, March 31	$1,177	$584
(1) For 2020, includes approximately $500 million of PCI loans that would have been classified as nonperforming as of December 31, 2019.
(2) Includes charge-offs and losses recorded upon sale of $53 million and $58 million for the three months ended March 31, 2020 and 2019, respectively.
(3) Includes charge-offs and losses recorded upon sale of $7 million and $6 million for the three months ended March 31, 2020 and 2019, respectively.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term and a concession has been granted to the borrower. As a result, Truist works with borrowers to prevent further difficulties and to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. In accordance with the CARES Act, Truist implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. These loan modifications are not considered TDRs to the extent that the borrower was impacted by the COVID-19 pandemic and was less than 30 days past due at December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

TDRs identified by SunTrust prior to the Merger date are not included in Truist's TDR disclosure because all such loans were recorded at fair value and a new accounting basis was established as of the Merger date. Subsequent modifications will be evaluated for potential treatment as TDRs in accordance with Truist's accounting policies.

The following table provides a summary of performing TDR activity:

Table 12: Rollforward of Performing TDRs
(Dollars in millions)	2020	2019
Balance, January 1	$980	$1,119
Inflows	183	152
Payments and payoffs	(15)	(55)
Charge-offs	(18)	(16)
Transfers to nonperforming TDRs	(19)	(19)
Removal due to the passage of time	(4)	(14)
Non-concessionary re-modifications	(1)	(4)
Transferred to LHFS and/or sold	(27)	(33)
Balance, March 31	$1,079	$1,130

56 Truist Financial Corporation

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2020:

Table 13: Payment Status of TDRs (1)
March 31, 2020 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$64	98.5%	$1	1.5%	$—	—%	$65
CRE	7	100.0	—	—	—	—	7
Commercial construction	36	100.0	—	—	—	—	36
Lease financing	1	100.0	—	—	—	—	1
Consumer:
Residential mortgage	272	53.0	87	17.0	154	30.0	513
Residential home equity and direct	64	97.0	2	3.0	—	—	66
Indirect auto	295	84.3	55	15.7	—	—	350
Indirect other	5	100.0	—	—	—	—	5
Student	1	100.0	—	—	—	—	1
Credit card	29	82.9	4	11.4	2	5.7	35
Total performing TDRs	774	71.7	149	13.8	156	14.5	1,079
Nonperforming TDRs	75	61.9	6	5.0	40	33.1	121
Total TDRs	$849	70.8	$155	12.9	$196	16.3	$1,200
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

Truist Financial Corporation 57

ACL

Activity related to the ACL is presented in the following tables:

Table 14: Activity in ACL
Quarters ended (Dollars in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Balance, beginning of period	$1,889	$1,653	$1,689	$1,659	$1,651
CECL adoption - impact to retained earnings before tax	2,762	—	—	—	—
CECL adoption - reserves on PCD assets	378	—	—	—	—
Provision for credit losses	893	171	117	172	155
Charge-offs:
Commercial and industrial	(39)	(23)	(28)	(22)	(17)
CRE	(1)	(5)	(2)	(18)	(8)
Commercial construction	(3)	—	—	—	—
Lease financing	(2)	(9)	(1)	—	(1)
Residential mortgage	(11)	(8)	(3)	(5)	(5)
Residential home equity and direct	(68)	(25)	(24)	(24)	(20)
Indirect auto	(142)	(107)	(92)	(79)	(92)
Indirect other	(18)	(19)	(14)	(12)	(17)
Student	(8)	—	—	—	—
Credit card	(53)	(37)	(25)	(23)	(24)
PCI	—	—	—	—	—
Total charge-offs	(345)	(233)	(189)	(183)	(184)
Recoveries:
Commercial and industrial	17	6	5	8	6
CRE	—	—	3	2	—
Commercial construction	1	1	—	1	1
Lease financing	—	—	1	—	—
Residential mortgage	2	1	—	—	1
Residential home equity and direct	15	10	6	8	6
Indirect auto	23	13	12	14	13
Indirect other	7	5	3	5	4
Student	—	—	—	—	—
Credit card	8	5	6	3	6
Total recoveries	73	41	36	41	37
Net charge-offs	(272)	(192)	(153)	(142)	(147)
Other	(39)	257	—	—	—
Balance, end of period	$5,611	$1,889	$1,653	$1,689	$1,659
ALLL (excluding PCD / PCI loans)	$4,880	$1,541	$1,565	$1,587	$1,552
ALLL for PCD / PCI loans	331	8	8	8	9
RUFC	400	340	80	94	98
Total ACL	$5,611	$1,889	$1,653	$1,689	$1,659

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in Other liabilities on the Consolidated Balance Sheets. The ACL totaled $5.6 billion at March 31, 2020, up $3.7 billion compared to the prior quarter. The increase in the allowance for credit losses was primarily due the adoption of CECL. Upon adoption, the Company recorded a $3.1 billion increase in the allowance for credit losses, including $2.8 billion that was charged to retained earnings before tax, and $378 million related to the gross up for PCD loans. The remaining increase in the allowance for credit losses primarily reflects deteriorated economic conditions as well as significant loan growth from clients drawing down their lines of credit to build liquidity in response to COVID-19. The allowance for credit losses includes $5.2 billion for loans and leases and $400 million for the reserve for unfunded commitments. As of March 31, 2020, the allowance for loan and lease losses was 1.63% of loans and leases held for investment.

The allowance for loan and lease losses was 5.04 times nonperforming loans and leases held for investment, compared to 3.41 times at December 31, 2019. At March 31, 2020, the allowance for loan and lease losses was 4.76 times annualized net charge-offs, compared to 2.03 times at December 31, 2019.

58 Truist Financial Corporation

Net charge-offs during the first quarter totaled $272 million, up $80 million compared to the prior quarter. The increase was largely due to the impact of a full quarter from the Merger. As a percentage of average loans and leases, annualized net charge-offs were 0.36%, down four basis points compared to the prior quarter.

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 15: Allocation of ALLL by Category
	March 31, 2020		December 31, 2019
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$1,813	46.7%	$560	43.4%
CRE	299	8.6	150	8.9
Commercial construction	88	2.1	52	2.1
Lease financing	79	1.9	10	2.0
Residential mortgage	427	16.6	176	17.4
Residential home equity and direct	607	8.7	107	9.0
Indirect auto	1,192	7.9	304	8.2
Indirect other	213	3.4	60	3.7
Student	146	2.4	—	2.2
Credit card	347	1.7	122	1.9
PCI	—	—	8	1.2
Total ALLL	5,211	100.0%	1,549	100.0%
RUFC	400		340
Total ACL	$5,611		$1,889

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, Truist estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, Truist also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of March 31, 2020, Truist held or serviced the first lien on 30.9% of its second lien positions.

Truist Financial Corporation 59

Other Assets

The components of other assets are presented in the following table:

Table 16: Other Assets as of Period End
(Dollars in millions)	March 31, 2020	December 31, 2019
Bank-owned life insurance	$6,413	$6,383
Tax credit and other private equity investments	5,617	5,448
Pension assets	3,915	3,579
Accounts receivable	3,168	2,418
Derivative assets	4,040	2,053
Lease assets - leased assets and related assets	1,726	1,897
ROU assets	1,773	1,823
Accrued income	1,879	1,807
Prepaid expenses	1,281	1,254
Structured real estate	813	987
Equity securities at fair value	641	817
FHLB stock	1,415	764
Other	1,071	2,602
Total other assets	$33,752	$31,832

Funding Activities

Deposits

The following table presents deposits for each of the last five quarters:

Table 17: Deposits as of Period End
(Dollars in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Noninterest-bearing deposits	$97,618	$92,405	$52,667	$52,458	$53,021
Interest checking	92,950	85,492	27,723	28,021	28,028
Money market and savings	124,072	120,934	64,454	63,972	63,739
Time deposits	35,539	35,896	16,526	15,070	14,978
Foreign office deposits - interest-bearing	—	—	910	—	—
Total deposits	$350,179	$334,727	$162,280	$159,521	$159,766

Deposits totaled $350.2 billion at March 31, 2020, an increase of $15.5 billion from December 31, 2019. Growth in deposits reflects clients retaining a portion of their credit line draws in the bank and solid growth in all non-time deposit products.

The following table presents average deposits for each of the last five quarters:

Table 18: Average Deposits
Three Months Ended (Dollars in millions)	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Noninterest-bearing deposits	$93,135	$64,485	$52,500	$52,680	$52,283
Interest checking	85,008	43,246	27,664	27,708	27,622
Money market and savings	120,936	79,903	64,920	63,394	63,325
Time deposits	35,570	23,058	16,643	15,730	16,393
Foreign office deposits - interest-bearing	—	24	265	379	422
Total average deposits	$334,649	$210,716	$161,992	$159,891	$160,045
Average deposits for the first quarter of 2020 were $334.6 billion, up $123.9 billion compared to the prior quarter, primarily due to the merged deposits.

Noninterest-bearing deposits represented 27.8% of total average deposits for the first quarter of 2020, compared to 30.6% for the prior quarter and 32.7% for the prior year quarter. The cost of average total deposits was 0.51% for the first quarter, down six basis points compared to the prior quarter. The cost of average interest-bearing deposits was 0.70% for the first quarter, down 12 basis points compared to the prior quarter.

60 Truist Financial Corporation

Borrowings

At March 31, 2020, short-term borrowings totaled $12.7 billion, a decrease of $5.5 billion compared to December 31, 2019, due largely to a decrease of $4.7 billion in short-term FHLB advances. Average short-term borrowings were $18.9 billion, or 4.7% of total funding for the first quarter 2020, as compared to $5.6 billion, or 3.0% for the prior year quarter.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $65.7 billion at March 31, 2020, an increase of $24.3 billion compared to December 31, 2019, as management took actions to increase liquidity to meet potential funding needs. These actions included an increase of $20.0 billion in long-term FHLB advances, and issuances of $2.5 billion of senior notes with interest rates from 1.25% to 1.50% maturing in 2023 to 2025, $500 million in floating rate senior notes maturing in 2023 and $1.3 billion of subordinated notes with an interest rate of 2.25% maturing in 2030. These increases were partially offset by the redemption of $750 million of senior notes during the first quarter of 2020. The average cost of long-term debt was 2.34% for the three months ended March 31, 2020, down 96 basis points compared to the same period in 2019. FHLB advances represented 36.8% of total outstanding long-term debt at March 31, 2020, compared to 10.0% at December 31, 2019.

During the second quarter of 2020, Truist announced the redemption of $750 million of fixed rate and $300 million of floating rate medium term notes with a maturity date in June 2020.

Shareholders' Equity

Total shareholders' equity was $66.1 billion at March 31, 2020, a decrease of $497 million from December 31, 2019. The decrease in shareholders’ equity includes $2.1 billion related to the adoption of CECL and $679 million for common and preferred dividends, which was partially offset by $1.1 billion in net income available to common shareholders and an increase of $1.7 billion in AOCI. In addition, Truist redeemed $500 million of its Series K preferred stock during the first quarter of 2020. Truist's book value per common share at March 31, 2020 was $45.49, compared to $45.66 at December 31, 2019.

Risk Management

Truist maintains a comprehensive risk management framework supported by people, processes and systems to identify, measure, monitor, manage and report significant risks arising from its exposures and business activities. Effective risk management involves appropriately managing risk to optimize risk and return, and operate in a safe and sound manner while ensuring compliance with applicable laws and regulations. The Company’s risk management framework is designed to ensure that business strategies and objectives are executed in alignment with its risk appetite.

Truist is committed to fostering a culture that supports transparency and escalation of risks across the organization. All teammates are responsible for upholding the Company’s purpose, mission, and values, and are encouraged to speak up if there is any activity or behavior that is inconsistent with the Company’s culture. The Truist code of ethics guides the Company’s decision making and informs teammates on how to act in the absence of specific guidance.

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

Refer to Truist's Annual Report on Form 10-K for the year ended December 31, 2019 for additional disclosures under the section titled "Risk Management."

Market risk management

Market risk is the risk to current or anticipated earnings, capital or economic value arising from changes in the market value of portfolios, securities, or other financial instruments. Market risk results from changes in the level, volatility or correlations among financial market risk factors or prices, including interest rates, credit spreads, foreign exchange rates, equity, and commodity prices.

Truist Financial Corporation 61

Effective management of market risk is essential to achieving Truist's strategic financial objectives. Truist's most significant market risk exposure is to interest rate risk in its balance sheet; however, market risk also results from underlying product liquidity risk, price risk and volatility risk in Truist's BUs. Interest rate risk results from differences between the timing of rate changes and the timing of cash flows associated with assets and liabilities (re-pricing risk); from changing rate relationships among different yield curves affecting bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options inherently embedded in bank products (options risk).

The primary objectives of effective market risk management are to minimize adverse effects from changes in market risk factors on net interest income, net income and capital and to offset the risk of price changes for certain assets and liabilities recorded at fair value. At Truist, market risk management also includes the enterprise-wide IPV function.

Interest rate market risk (other than trading)

As a financial institution, Truist is exposed to interest rate risk both on its assets and on its liabilities. Since interest rate changes are out of the control of any private sector institution, Truist actively manages its interest rate risk exposure through the strategic repricing of its assets and liabilities, taking into account the volumes, maturities and mix, with the goal of keeping net interest margin as stable as possible. Truist primarily uses three methods to measure and monitor its interest rate risk: (i) simulations of possible changes to net interest income over the next two years based on gradual changes in interest rates; (ii) analysis of interest rate shock scenarios; and (iii) analysis of economic value of equity based on changes in interest rates.

The Company’s simulation model takes into account assumptions related to prepayment trends, using a combination of market data and internal historical experiences for deposits and loans, as well as scheduled maturities and payments and the expected outlook for the economy and interest rates. These assumptions are reviewed and adjusted monthly to reflect changes in current interest rates compared to the rates applicable to Truist’s assets and liabilities. The model also considers Truist's current and prospective liquidity position, current balance sheet volumes and projected growth and/or contractions, accessibility of funds for short-term needs and capital maintenance.

Deposit betas are an important assumption in the interest rate risk modeling process. Truist applies an average deposit beta (the sensitivity of deposit rate changes relative to market rate changes) of approximately 55% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact they could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 19: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate (bps)	Prime Rate
	Mar 31, 2020	Mar 31, 2019	Mar 31, 2020	Mar 31, 2019
Up 100	4.25%	6.50%	2.56%	1.04%
Up 50	3.75	6.00	2.00	0.64
No Change	3.25	5.50	—	—
Down 25	3.00	5.25	(2.11)	N/A
Down 50 (1)	2.75	5.00	(3.86)	(1.58)
(1) The Down 50 rates are floored at one basis point and may not reflect Down 50 basis points for all rate indices.

Rate sensitivity increased compared to the prior periods, primarily driven by loan and deposit mix changes related to the Merger and recent activity, increased fixed rate funding, and increased noninterest-bearing deposits

Truist has established parameters related to interest rate sensitivity measures that prescribe a maximum impact on net interest income under different interest rate scenarios that would result in an escalation to the Board. The following parameters and interest rate scenarios are considered Truist's primary measures of interest rate risk:

•Maximum impact on net interest income of 7.5% for the next 12 months assuming a 25 basis point change in interest rates each quarter for four quarters; and a
•Maximum impact on net interest income of 10% for an immediate 100 basis point parallel change in rates.

62 Truist Financial Corporation

This interest rate shock analysis is designed to create an outer bound of acceptable interest rate risk.

Truist also uses an EVE analysis to focus on longer-term projected changes in asset and liability values given potential changes in interest rates. This measure allows Truist to analyze interest rate risk that falls outside the net interest income simulation period. The EVE model is a discounted cash flow of the portfolio of assets, liabilities and derivative instruments. The difference in the present value of assets minus the present value of liabilities is defined as EVE.

The following table shows the effect that the indicated changes in interest rates would have on EVE:

Table 20: EVE Simulation Analysis
Change in Interest Rates (bps)	Hypothetical Percentage Change in EVE
	Mar 31, 2020	Mar 31, 2019
Up 100	4.8%	1.1%
No Change	—	—
Down 100	(10.7)	(11.0)

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. Truist also uses derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of March 31, 2020, Truist had derivative financial instruments outstanding with notional amounts totaling $326.0 billion, with an associated net fair value of $3.3 billion. See "Note 15. Derivative Financial Instruments" for additional disclosures.

LIBOR in its current form may no longer be available after 2021. Truist has LIBOR-based contracts that extend beyond 2021. To prepare for the possible transition to an alternative reference rate, management has formed a cross-functional project team to address the LIBOR transition. The project team has performed an assessment to identify the potential risks related to the transition from LIBOR to a new index. The project provides regular reports to the Board.

The project team is reviewing contract fallback language for loans and leases and noted that certain contracts will need updated provisions for the transition, and the team is coordinating with impacted lines of business to update LIBOR fallback language generally consistent with the ARRC recommendation. Truist is continuing to evaluate the impact on these contracts and other financial instruments, systems implications, hedging strategies, and other related operational and market risks. Market risks associated with this change are dependent on the alternative reference rates available and market conditions at transition. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled "Item 1A. Risk Factors" in the Form 10-K for the year ended December 31, 2019.

Market risk from trading activities

Truist also manages market risk associated with trading activities. As a financial intermediary, Truist provides its clients access to derivatives, foreign exchange and securities markets. Trading market risk is managed using a comprehensive risk management approach, which includes measuring risk using VaR, stress testing and sensitivity analysis. Risk metrics are monitored against a suite of limits on a daily basis at both trading desks and at the aggregate portfolio level to ensure exposures are in line with Truist's risk appetite.

Truist is subject to risk-based capital guidelines for market risk under the Market Risk Rule, issued jointly by the OCC, U.S. Treasury, FRB and FDIC.

Covered trading positions

Covered positions subject to the Market Risk Rule include trading assets and liabilities, specifically those held for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits. Truist’s trading portfolio of covered positions results primarily from market making and underwriting services for our clients, as well as associated risk mitigating hedging activity. The trading portfolio, measured in terms of VaR, consists primarily of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives and (iv) equity derivatives. As a market maker across different asset classes, Truist’s trading portfolio also contains other sub-portfolios, including foreign exchange, loan trading, and commodity derivatives; however, these portfolios do not generate material trading risk exposures.

Valuation policies, procedures, and methodologies exist for all covered positions. Additionally, trading positions are subject to independent price verification. See "Note 15. Derivative Financial Instruments,” "Note 14. Fair Value Disclosures,” and “Critical Accounting Policies” herein for discussion of valuation policies, procedures and methodologies.

Truist Financial Corporation 63

Securitizations

As of March 31, 2020, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $4 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation trading positions

The trading portfolio of covered positions did not contain any correlation trading positions as of March 31, 2020.

VaR-based measures

VaR measures the estimated potential loss at a specified confidence level and time horizon. Truist utilizes a historical VaR methodology to measure and aggregate risks across its covered trading positions. Following the Merger, Truist elected to migrate all covered positions to the heritage SunTrust VaR system and methodology. For an interim period, however, VaR for a subset of heritage BB&T positions, specifically those covered positions held in BB&T Securities, will be calculated using the heritage BB&T VaR system and methodology. As such, pending full integration, Truist will operate two historical VaR models and aggregate company-wide VaR will be determined additively with no benefit of diversification. For risk management purposes, the VaR calculation is based on a historical simulation approach and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. For Market Risk Rule purposes, the Company calculates VaR using a 10-day holding period and a 99% confidence level. Due to inherent limitations of the VaR methodology, such as the assumption that past market behavior is indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing, profit and loss attribution, and stop loss limits.

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of risk from each of the individual sub-portfolios. As such, risk within each category partially offsets the exposure to other risk categories thereby creating portfolio diversification benefit. The following table summarizes certain VaR-based measures for the three months ended March 31, 2020 and 2019. The increase from the prior year was mainly due to the integration of the heritage SunTrust trading business and the market volatility due to COVID-19 pandemic in March.

Table 21: VaR-based Measures
	2020		2019
Three Months Ended March 31, (Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$30	$10	$1	$1
Average	10	3	1	—
Minimum	3	1	—	—
Period-end	19	8	1	1
VaR by Risk Class:
Interest Rate Risk		5		1
Credit Spread Risk		4		—
Equity Price Risk		8		—
Foreign Exchange Risk		—		—
Portfolio Diversification		(9)		—
Period-end		8		1

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

64 Truist Financial Corporation

Table 22: Stressed VaR-based Measures - 10 Day Holding Period
Three Months Ended March 31, (Dollars in millions)	2020	2019
Maximum	$65	$6
Average	33	5
Minimum	16	4
Period-end	19	6

The increase from the prior year in stressed VaR-based measures was due to the integration of heritage SunTrust trading business after the Merger.

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

There were seven company-wide VaR backtesting exceptions during the twelve months ended March 31, 2020, primarily driven by the COVID-19 pandemic which led to a sudden and significant repricing of financial markets, amid an increase in market volatility and deterioration in overall market liquidity. In accordance with established policy and procedure, all company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. Following such reviews, it was determined that the VaR model performed in line with expectations. However, the extreme moves in underlying market risk factors caused by the COVID-19 pandemic would not typically have been captured within the 1-day VaR measure.

Truist Financial Corporation 65

Model risk management

MRM is responsible for the independent model validation of all decision tools and models including trading market risk models. The validation activities are conducted in accordance with MRM policy and standards, which includes regulatory guidance related to the evaluation of model conceptual soundness, ongoing monitoring and outcomes analysis. As part of ongoing monitoring efforts, the performance of all trading risk models are reviewed regularly to preemptively address emerging developments in financial markets, assess evolving modeling approaches, and to identify potential model enhancement.

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

Liquidity

Liquidity represents the continuing ability to meet funding needs, including deposit withdrawals, repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents and AFS securities, other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity, growing core deposits, loan repayment and the ability to securitize or package loans for sale.

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To ensure a strong liquidity position, and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities. As of March 31, 2020 and December 31, 2019, Truist's liquid asset buffer, as a percent of total assets, was 19.6% and 16.5%, respectively.

The LCR rule directs large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. As of January 1, 2020, Truist is subject to the Category III reduced LCR requirements (85% of the full requirements). Truist's average LCR was 117% for the three months ended March 31, 2020, well above the regulatory minimum.

The ability to raise funding at competitive prices is affected by the rating agencies' views of the Parent Company's and Truist Bank's credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. In April 2020, DBRS revised its outlook for Truist and Truist Bank from “positive” to “stable,” citing economic deterioration related to COVID-19. DBRS affirmed all other ratings for Truist and Truist Bank. Additionally, Fitch revised its outlook for Truist and Truist Bank from “stable” to “negative,” also citing pandemic-related economic deterioration. Fitch downgraded Truist’s subordinated debt to A-, and upgraded Truist’s preferred stock to BBB, in order to align these ratings to its recently revised bank rating methodology. Fitch affirmed all other Truist ratings. See "Liquidity" section of the MD&A of the Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding credit ratings.

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

See "Note 22. Parent Company Financial Information" of the Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding dividends from subsidiaries and debt transactions.

66 Truist Financial Corporation

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2020 and December 31, 2019, the Parent Company had 26 months and 29 months, respectively, of cash on hand to satisfy projected cash outflows, and 17 months and 20 months, respectively, when including the payment of common stock dividends.

Truist Bank

Truist carefully manages liquidity risk at Truist Bank. Truist Bank's primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources including FHLB advances, repurchase agreements, and the FRB discount window. At March 31, 2020, Truist Bank has approximately $137.8 billion of available secured borrowing capacity, which represents approximately 3.5 times the amount of one year wholesale funding maturities.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Refer to Truist's Annual Report on Form 10-K for the year ended December 31, 2019 for discussion with respect to Truist's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Truist's commitments include investments in affordable housing projects throughout its market area, renewable energy credits, private equity funds, derivative contracts to manage various financial risks, as well as other commitments. Refer to "Note 13. Commitments and Contingencies,” “Note 14. Fair Value Disclosures” and “Note 15. Derivative Financial Instruments” in this Form 10-Q, and “Note 16. Commitments and Contingencies" of the Annual Report on Form 10-K for further discussion of these commitments.

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

Table 23: Capital Requirements and Targets
	Minimum Capital	Well Capitalized		Minimum Capital Plus Capital Conservation Buffer	Truist Targets (1)
		Truist	Truist Bank		Interim Operating (2)	Stressed
CET1	4.5%	NA	6.5%	7.0%	8.0%	7.0%
Tier 1 capital	6.0	6.0	8.0	8.5	9.3	8.5
Total capital	8.0	10.0	10.0	10.5	11.3	10.5
Leverage ratio	4.0	NA	5.0	N/A	7.5	7.0
Supplementary leverage ratio	3.0	NA	NA	NA	6.5	6.0
(1)The Truist targets are subject to revision based on finalization of pending regulatory guidance and other strategic factors.
(2)Truist's goal is to maintain capital levels above all regulatory minimums.

Truist Financial Corporation 67

During the first quarter of 2020, as market conditions evolved, Truist received Board approval to establish new interim operating targets that provide for sufficient capital levels while allowing the company to support clients through the economic downturn. These interim operating targets will be evaluated as economic conditions evolve.

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

Truist's capital ratios are presented in the following table:

Table 24: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2020	Dec 31, 2019
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	9.3%	9.5%
Tier 1 capital to risk-weighted assets	10.5	10.8
Total capital to risk-weighted assets	12.6	12.6
Leverage ratio	9.0	14.7
Supplementary leverage ratio	7.8	NA
Non-GAAP capital measure (1):
Tangible common equity per common share	$26.00	$25.93
Calculation of tangible common equity (1):
Total shareholders' equity	$66,061	$66,558
Less:
Preferred stock	4,599	5,102
Noncontrolling interests	167	174
Goodwill and intangible assets, net of deferred taxes	26,263	26,482
Tangible common equity	$35,032	$34,800
Risk-weighted assets	$391,387	$376,056
Common shares outstanding at end of period	1,347,461	1,342,166
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

Capital ratios declined slightly primarily due to the significant balance sheet growth related to commercial clients drawing on lines of credit in response to COVID-19. The leverage and supplementary leverage ratios were also impacted by higher balances held at the Federal Reserve. As noted previously, the FRB issued an interim rule that is effective beginning with the second quarter of 2020 and ending March 31, 2021 that will remove U.S. treasuries and FRB balances from the calculation of the supplementary leverage ratio for BHCs. In March 2020, the company redeemed $500 million of Series K preferred stock and issued $1.3 billion of subordinated debt. Truist's capital levels remain strong compared to the regulatory levels for well capitalized banks at March 31, 2020. Truist declared common dividends of $0.450 per share during the first quarter of 2020. The dividend and total payout ratios for the first quarter of 2020 were 61.4%. As previously communicated at the time of the Merger announcement, Truist suspended its share repurchase program until capital ratios return to higher levels.

68 Truist Financial Corporation

Share Repurchase Activity

Table 25: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
January 2020	—	$—	—	$—
February 2020	2	54.86	—	—
March 2020	60	33.83	—	—
Total	62	34.65	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, income taxes and costs and benefit obligations associated with pension and postretirement benefit plans. Understanding Truist's accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist's Annual Report on Form 10-K for the year ended December 31, 2019. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2019. Additional disclosures regarding the effects of new accounting pronouncements are included in the “Note 1. Basis of Presentation” included herein. Except for the items noted below, there have been no changes to the significant accounting policies during 2020.

Intangible Assets

The severe economic disruption and related financial effects of the COVID-19 pandemic have impacted Truist’s businesses. Truist’s commercial clients have experienced varying levels of disruptions to business activity, supply chains and demand for products and services. Additionally, many consumer clients have experienced interrupted income or unemployment. The pandemic also resulted in significant volatility to the global and U.S. financial markets, negatively impacting equity prices and corporate credit spreads, including for the banking sector and Truist. In response to the pandemic’s adverse effects, intensive relief actions by the U.S. Congress and regulatory agencies are intended to mitigate the extent of adverse economic effects, while also stabilizing financial markets and liquidity.

As a result of these considerations, Truist performed a qualitative assessment of the goodwill carried by the CB&W, C&CB and IH reporting units for impairment in the first quarter of 2020. In performing this assessment, Truist considered whether macroeconomic and market factors, industry and banking sector events, a sensitivity analysis on management’s forecast and assumptions, and Truist specific performance indicators, including any changes from when the merger closed in December 2019, would more-likely-than-not reduce the fair value of one or more of its reporting units below its respective carrying amount as of period-end. Despite the adverse economic and highly uncertain environment caused by the pandemic, Trust’s first quarter 2020 results reflected profitable performance across each of its reporting units; strong capital and liquidity levels that have facilitated swift actions in support of clients, teammates and communities and Truist’s affirmation that it remains committed to achieving its merger value proposition, including targeted net cost saves.

Based on the qualitative assessment performed, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2020, and therefore no triggering event occurred that required a quantitative goodwill impairment test. If economic conditions deteriorate, or the pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of Truist’s reporting units falls below its respective carrying amount, which would require a quantitative goodwill impairment test.

69 Truist Financial Corporation

ACL

Truist's policy is to maintain an ACL, which includes the ALLL and the RUFC, which represents management's best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic variables to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to an historical average over a one year period. Expected losses are estimated through contractual maturity estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses. This allowance is used to capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which Truist conducts business.

Loans and leases that do not share similar risk characteristics and significant loans that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. For TDRs, default expectations and estimated prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL.

The methodology used to determine an estimate for the RUFC is inherently similar to that used to determine the funded component of the ALLL and is measured over the period there is a contractual obligation to extend credit that is not unconditionally cancellable. The RUFC is adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. A detailed discussion of the methodology used in determining the ACL is included in "Note 1. Basis of Presentation."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

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

The Company continues to integrate SunTrust into its overall internal control over financial reporting processes. In addition, on January 1, 2020, the Company adopted the Current Expected Credit Losses accounting standard. In connection with the adoption of CECL, the Company implemented relevant changes and enhancements to its internal control environment and processes related to estimating credit losses in accordance with the standard. There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Legal Proceeding section in “Note 13. Commitments and Contingencies,” which is incorporated by reference into this item.

70 Truist Financial Corporation

ITEM 1A. RISK FACTORS

The following risk factor supplements the risk factors disclosed in Truist's Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks and uncertainties not currently known to Truist or that management has deemed to be immaterial also may materially adversely affect Truist's business, financial condition, or operating results.

The effects of COVID-19 have adversely impacted, and will likely continue to adversely impact, the Company’s financial condition and results of operations.

The COVID-19 pandemic has severely disrupted almost all economic activity in the U.S. It is unknown when shelter-in-place and other federal and state executive orders designed to mitigate the health crisis will permit a return to normal economic activity. Truist has temporarily closed offices and branches, and suspended some service and the majority of the Company’s workforce is working remotely. Commercial clients are experiencing varying levels of disruptions or restrictions on their business activity and supply chains, closures of facilities or decreases in demand for their products and services. Consumer clients are experiencing interrupted income or unemployment. In addition, in March 2020, Moody’s Investor Services downgraded its outlook on U.S. banks to “negative” from “stable” due in part to the concerns presented by the pandemic. The global financial markets have also experienced significant volatility. The duration of this severe economic disruption and its related financial impact cannot be reasonably estimated at this time. The effects of the pandemic have already resulted in an increase in the allowance for credit losses, a reduction of fee income and an increase in expenses. Prolonged continuation of current conditions could worsen these impacts and also affect the Company’s capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause an outflow of deposits, cause significant property damage, in case of civil unrest or vandalism, influence the recognition of credit losses on loans and securities and further increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital.

Intensive government actions to mitigate the economic suffering caused by the pandemic may not be successful or may result in increased pressure on the banking sector. Net interest margin is likely to be affected by the very low interest rate environment. The application of forbearance policies beyond any statutory requirements may impact Truist’s interest income. Truist participated in the SBA’s Paycheck Protection Program as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even if they are granted such a loan. The Company expects to participate in Federal Reserve supported lending programs for Main Street-eligible borrowers as well. The Company faces increased risks, in terms of credit, fraud risk and potential litigation, in light of participation in these programs.

It is possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy or the world economy in general. The ultimate impact on the Company’s financial condition, results of operation, and liquidity and capital position will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions to contain or treat its impact. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in the most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

Truist Financial Corporation 71

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Filed herewith.
10.2*	Form of Restricted Stock Unit Agreement (Executive Officers) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Filed herewith.
10.3*	Form of LTIP Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Filed herewith.
10.4*	Form of Performance Unit Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.

72 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	May 8, 2020	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2020	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 73