Form 10-Q
period 2020-06-30
TRUIST FINANCIAL CORP
filed 2020-08-04
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2020
Commission File Number: 1-10853
_____________________________
TRUIST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________________________

North Carolina		56-0939887
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

214 North Tryon Street
Charlotte,	North Carolina	28202
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(336)	733-2000
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $5 par value	TFC	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock	TFC.PF	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock	TFC.PG	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock	TFC.PH	New York Stock Exchange
Depositary Shares each representing 1/4,000th interest in a share of Series I Perpetual Preferred Stock	TFC.PI	New York Stock Exchange
5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities each representing 1/100th interest in a share of Series J Perpetual Preferred Stock	TFC.PJ	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series O Non-Cumulative Perpetual Preferred Stock	TFC.PO	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series R Non-Cumulative Perpetual Preferred Stock	TFC.PR	New York Stock Exchange
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
At June 30, 2020, 1,347,608,932 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
Basel III Rules	Rules issued by the FRB, OCC and FDIC on capital adequacy and liquidity requirements in the U.S for banking organizations.
BB&T	BB&T Corporation and subsidiaries (changed to "Truist Financial Corporation" effective with the Merger)
BHC	Bank holding company
Board	Truist's Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
CIB	Corporate and Investment Banking
Company	Truist Financial Corporation and its subsidiaries (interchangeable with "Truist" below), formerly BB&T Corporation
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
CRO	Chief Risk Officer
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
Truist Financial Corporation 1

Term	Definition
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
MSR	Mortgage servicing right
N/A	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
OTC	Over-the-counter
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
PPP	Paycheck Protection Program, established by the CARES Act
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
ROU assets	Right-of-use assets
RSA	Restricted stock award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
SCB	Stress Capital Buffer
SunTrust	SunTrust Banks, Inc.
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the "Company" above), formerly BB&T Corporation
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	United States Department of the Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

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

Forward-looking statements are not based on historical facts but instead represent management's expectations and assumptions regarding Truist's business, the economy and other future conditions. Such statements involve inherent uncertainties, risks and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed under Part II, Item 1A-Risk Factors and in Truist’s Form 10-K for the year ended December 31, 2019:

•	the COVID-19 pandemic has disrupted the global economy, adversely impacted Truist’s financial condition and results of operations, including through increased expenses, reduced fee income and net interest margin and increases in the allowance for credit losses, and continuation of current conditions could worsen these impacts and also adversely affect Truist’s capital and liquidity position or cost of capital, impair the ability of borrowers to repay outstanding loans, cause an outflow of deposits, and impair goodwill or other assets;
•	risks and uncertainties relating to the merger of BB&T and SunTrust ("Merger"), including the ability to successfully integrate the companies or to realize the anticipated benefits of the Merger;
•	expenses relating to the Merger and integration of heritage BB&T and heritage SunTrust;
•	deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
•	changes in the interest rate environment, including the replacement of LIBOR as an interest rate benchmark, which could adversely affect Truist’s revenue and expenses, the value of assets and obligations, and the availability and cost of capital, cash flows, and liquidity;
•	volatility in mortgage production and servicing revenues, and changes in carrying values of Truist’s servicing assets and mortgages held for sale due to changes in interest rates;
•	management’s ability to effectively manage credit risk;
•	inability to access short-term funding or liquidity;
•	loss of client deposits, which could increase Truist’s funding costs;
•	changes in Truist’s credit ratings, which could increase the cost of funding or limit access to capital markets;
•	additional capital and liquidity requirements;
•	regulatory matters, litigation or other legal actions, which may result in, among other things, costs, fines, penalties, restrictions on Truist’s business activities, reputational harm, or other adverse consequences;
•	risks related to originating and selling mortgages, including repurchase and indemnity demands from purchasers related to representations and warranties on loans sold, which could result in an increase in the amount of losses for loan repurchases;
•	failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions;
•	risks relating to Truist’s role as a servicer of loans, including an increase in the scope or costs of the services Truist is required to perform without any corresponding increase in Truist’s servicing fee, or a breach of Truist’s obligations as servicer;
•	negative public opinion, which could damage Truist’s reputation;
•	increased scrutiny regarding Truist’s consumer sales practices, training practices, incentive compensation design and governance;
•	competition from new or existing competitors, including increased competition from products and services offered by non-bank financial technology companies, may reduce Truist’s client base, cause Truist to lower prices for its products and services in order to maintain market share or otherwise adversely impact Truist’s businesses or results of operations;
•	Truist’s ability to introduce new products and services in response to industry trends or developments in technology that achieve market acceptance and regulatory approval;
•	Truist’s success depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements Truist's operations and integration activities could be adversely impacted. This could be exacerbated as Truist continues to integrate the management teams of heritage BB&T and heritage SunTrust, or if the organization is unable to hire and retain qualified personnel;
•	legislative, regulatory or accounting changes may adversely affect the businesses in which Truist is engaged;
•	evolving regulatory standards, including with respect to capital and liquidity requirements, and results of regulatory examinations, may adversely affect Truist's financial condition and results of operations;
•	accounting policies and processes require management to make estimates about matters that are uncertain;
•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, slower deposit or asset growth, a deterioration in credit quality or a reduced demand for credit, insurance or other services;
•	risk management oversight functions may not identify or address risks adequately;
•	unfavorable resolution of legal proceedings or other claims or regulatory or other governmental investigations or inquiries could result in negative publicity, protests, fines, penalties, restrictions on Truist's operations or ability to expand its business or other negative consequences, all of which could cause reputational damage and adversely impact Truist's financial condition and results of operations;
•	competitors of Truist may have greater financial resources or develop products that enable them to compete more successfully than Truist and may be subject to different regulatory standards than Truist;
•	failure to maintain or enhance Truist’s competitive position with respect to technology, whether it fails to anticipate client expectations or because its technological developments fail to perform as desired or are not rolled out in a timely manner or for other reasons, may cause Truist to lose market share or incur additional expense;
•	fraud or misconduct by internal or external parties, which Truist may not be able to prevent, detect or mitigate;
•	operational or communications systems, including systems used by vendors or other external parties, may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely impact Truist's financial condition and results of operations;
•	security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s employees and clients, malware intrusion or data corruption attempts, and identity theft could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure;
•	natural or other disasters, including acts of terrorism and pandemics, could have an adverse effect on Truist, including a material disruption of Truist's operations or the ability or willingness of clients to access Truist's products and services;
•	widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties could adversely impact Truist's financial condition and results of operations; and
•	depressed market values for Truist’s stock and adverse economic conditions sustained over a period of time may require a write down to goodwill.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$5,116	$4,084
Interest-bearing deposits with banks	36,081	14,981
Securities borrowed or purchased under resale agreements	1,345	1,417
Trading assets at fair value	3,824	5,733
AFS securities at fair value	77,805	74,727
LHFS (including $5,515 and $5,673 at fair value, respectively)	6,323	8,373
Loans and leases	314,825	299,842
ALLL	(5,702)	(1,549)
Loans and leases, net of ALLL	309,123	298,293
Premises and equipment	4,002	3,712
Goodwill	23,882	24,154
CDI and other intangible assets	3,016	3,142
MSRs (including $2,077 and $2,618 at fair value, respectively)	2,077	2,630
Other assets (including $4,849 and $3,310 at fair value, respectively)	31,742	31,832
Total assets	$504,336	$473,078
Liabilities
Noninterest-bearing deposits	$122,694	$92,405
Interest-bearing deposits	253,541	242,322
Short-term borrowings	5,700	18,218
Long-term debt	42,133	41,339
Other liabilities (including $1,263 and $1,440 at fair value, respectively)	11,385	12,236
Total liabilities	435,453	406,520
Shareholders' Equity
Preferred stock, $5 par value, liquidation preference of $25,000 per share	7,143	5,102
Common stock, $5 par value	6,738	6,711
Additional paid-in capital	35,676	35,609
Retained earnings	18,373	19,806
AOCI, net of deferred income taxes	847	(844)
Noncontrolling interests	106	174
Total shareholders' equity	68,883	66,558
Total liabilities and shareholders' equity	$504,336	$473,078
Common shares outstanding	1,347,609	1,342,166
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	243	145
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans and leases	$3,377	$1,886	$7,153	$3,725
Interest on securities	444	300	938	602
Interest on other earning assets	67	20	223	52
Total interest income	3,888	2,206	8,314	4,379
Interest Expense
Interest on deposits	201	273	622	526
Interest on long-term debt	211	193	483	385
Interest on other borrowings	28	50	111	82
Total interest expense	440	516	1,216	993
Net Interest Income	3,448	1,690	7,098	3,386
Provision for credit losses	844	172	1,737	327
Net Interest Income After Provision for Credit Losses	2,604	1,518	5,361	3,059
Noninterest Income
Insurance income	581	566	1,130	1,076
Service charges on deposits	202	181	507	352
Wealth management income	289	172	621	335
Card and payment related fees	171	139	358	267
Residential mortgage income	341	91	586	140
Investment banking and trading income	274	48	392	74
Operating lease income	83	35	160	70
Income from bank-owned life insurance	45	34	89	62
Lending related fees	66	28	133	53
Commercial real estate related income	49	22	93	36
Securities gains (losses)	300	—	298	—
Other income (loss)	22	36	17	89
Total noninterest income	2,423	1,352	4,384	2,554
Noninterest Expense
Personnel expense	2,008	1,120	3,980	2,207
Net occupancy expense	243	116	464	238
Professional fees and outside processing	289	84	536	170
Software expense	216	71	426	143
Equipment expense	120	68	236	133
Marketing and customer development	56	29	140	56
Operating lease depreciation	77	29	148	58
Loan-related expense	56	30	118	55
Amortization of intangibles	178	32	343	64
Regulatory costs	30	19	59	37
Merger-related and restructuring charges	209	23	316	103
Loss (gain) on early extinguishment of debt	235	—	235	—
Other expense	161	130	308	255
Total noninterest expense	3,878	1,751	7,309	3,519
Earnings
Income before income taxes	1,149	1,119	2,436	2,094
Provision for income taxes	191	234	415	411
Net income	958	885	2,021	1,683
Noncontrolling interests	3	(1)	6	5
Dividends on preferred stock	53	44	127	87
Net income available to common shareholders	$902	$842	$1,888	$1,591
Basic EPS	$0.67	$1.10	$1.40	$2.08
Diluted EPS	0.67	1.09	1.39	2.06
Basic weighted average shares outstanding	1,347,512	765,958	1,345,942	765,052
Diluted weighted average shares outstanding	1,355,834	774,603	1,356,809	774,329

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$958	$885	$2,021	$1,683
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	14	19	29	36
Change in unrealized net gains (losses) on cash flow hedges	11	(59)	22	(93)
Change in unrealized net gains (losses) on AFS securities	(79)	342	1,642	651
Other, net	3	—	(2)	2
Total OCI, net of tax	(51)	302	1,691	596
Total comprehensive income	$907	$1,187	$3,712	$2,279
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$4	$5	$9	$11
Change in unrealized net gains (losses) on cash flow hedges	4	(18)	7	(29)
Change in unrealized net gains (losses) on AFS securities	(24)	105	503	200
Other, net	—	1	—	1

The accompanying notes are an integral part of these consolidated financial statements.

6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, April 1, 2019	765,920	$3,053	$3,830	$6,843	$18,518	$(1,421)	$60	$30,883
Net income	—	—	—	—	886	—	(1)	885
OCI	—	—	—	—	—	302	—	302
Issued in connection with equity awards, net	90	—	—	(2)	—	—	—	(2)
Cash dividends declared on common stock	—	—	—	—	(310)	—	—	(310)
Cash dividends declared on preferred stock	—	—	—	—	(44)	—	—	(44)
Equity-based compensation expense	—	—	—	48	—	—	—	48
Other, net	—	—	—	—	—	—	2	2
Balance, June 30, 2019	766,010	$3,053	$3,830	$6,889	$19,050	$(1,119)	$61	$31,764
Balance, April 1, 2020	1,347,461	$4,599	$6,737	$35,584	$18,076	$898	$167	$66,061
Net income	—	—	—	—	955	—	3	958
OCI	—	—	—	—	—	(51)	—	(51)
Issued in connection with equity awards, net	148	—	1	(5)	—	—	—	(4)
Issued in connection with preferred stock offerings	—	2,544	—	—	—	—	—	2,544
Cash dividends declared on common stock	—	—	—	—	(605)	—	—	(605)
Cash dividends declared on preferred stock	—	—	—	—	(53)	—	—	(53)
Equity-based compensation expense	—	—	—	97	—	—	—	97
Other, net	—	—	—	—	—	—	(64)	(64)
Balance, June 30, 2020	1,347,609	$7,143	$6,738	$35,676	$18,373	$847	$106	$68,883
Balance, January 1, 2019	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Net income	—	—	—	—	1,678	—	5	1,683
OCI	—	—	—	—	—	596	—	596
Issued in connection with equity awards, net	2,684	—	13	(43)	—	—	—	(30)
Cash dividends declared on common stock	—	—	—	—	(619)	—	—	(619)
Cash dividends declared on preferred stock	—	—	—	—	(87)	—	—	(87)
Equity-based compensation expense	—	—	—	80	—	—	—	80
Other, net	—	—	—	3	(40)	—	—	(37)
Balance, June 30, 2019	766,010	$3,053	$3,830	$6,889	$19,050	$(1,119)	$61	$31,764
Balance, January 1, 2020	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Net income	—	—	—	—	2,015	—	6	2,021
OCI	—	—	—	—	—	1,691	—	1,691
Issued in connection with equity awards, net	5,443	—	27	(109)	(2)	—	—	(84)
Issued in connection with preferred stock offerings	—	2,544	—	—	—	—	—	2,544
Redemption of preferred stock	—	(503)	—	—	—	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(1,210)	—	—	(1,210)
Cash dividends declared on preferred stock	—	—	—	—	(127)	—	—	(127)
Equity-based compensation expense	—	—	—	176	—	—	—	176
Cumulative effect adjustment for new accounting standards	—	—	—	—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(74)	(74)
Balance, June 30, 2020	1,347,609	$7,143	$6,738	$35,676	$18,373	$847	$106	$68,883

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Six Months Ended June 30, (Dollars in millions)	2020	2019
Cash Flows From Operating Activities:
Net income	$2,021	$1,683
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,737	327
Depreciation	476	212
Amortization of intangibles	343	64
Equity-based compensation expense	176	80
(Gain) loss on securities, net	(298)	—
Net change in operating assets and liabilities:
LHFS	894	(326)
MSRs	553	140
Pension asset	(367)	(572)
Trading assets	1,909	(1,038)
Other assets and other liabilities	(3,147)	(592)
Other, net	307	211
Net cash from operating activities	4,604	189
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	2,027	4,110
Proceeds from maturities, calls and paydowns of AFS securities	7,352	1,848
Purchases of AFS securities	(8,663)	(5,828)
Proceeds from maturities, calls and paydowns of HTM securities	—	1,051
Originations and purchases of loans and leases, net of sales and principal collected	(12,775)	(3,947)
Net cash received (paid) for FHLB stock	535	(8)
Net cash received (paid) for securities borrowed or purchased under resale agreements	72	(5)
Net cash paid for premises and equipment	(586)	(64)
Net cash received (paid) for mergers, acquisitions and divestitures	(79)	—
Other, net	148	31
Net cash from investing activities	(11,969)	(2,812)
Cash Flows From Financing Activities:
Net change in deposits	41,547	(1,573)
Net change in short-term borrowings	(12,516)	5,166
Proceeds from issuance of long-term debt	25,796	2,033
Repayment of long-term debt	(25,912)	(3,396)
Net proceeds from preferred stock issued	2,544	—
Redemption of preferred stock	(503)	—
Cash dividends paid on common stock	(1,210)	(619)
Cash dividends paid on preferred stock	(127)	(87)
Other, net	(122)	(192)
Net cash from financing activities	29,497	1,332
Net Change in Cash and Cash Equivalents	22,132	(1,291)
Cash and Cash Equivalents, January 1	19,065	3,844
Cash and Cash Equivalents, June 30	$41,197	$2,553
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$1,292	$993
Income taxes	72	324
The accompanying notes are an integral part of these consolidated financial statements.
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 should be referred to in connection with these unaudited interim consolidated financial statements. The Company updated its accounting policies in connection with recently adopted accounting standards. There were no other significant changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 that could have a material effect on the Company’s financial statements.

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

Investment Securities

The Company invests in various debt securities primarily for liquidity management purposes and as part of the overall ALM process to optimize income and market performance over an entire interest rate cycle. Investments in debt securities that are not held for trading purposes are classified as HTM or AFS. Truist does not currently have any securities classified as HTM.

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

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. Credit losses are measured on an individual basis and recognized in an ACL. Changes in expected credit losses are recognized in the Provision for credit losses in the Consolidated Statements of Income. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the US government, are highly rated by rating agencies and have a long history of no credit losses. There was no ACL on the Company’s AFS debt securities at June 30, 2020.

Loans and Leases

The Company's accounting methods for loans differ depending on whether the loans are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since the date of origination such that at the date of acquisition there is more than an insignificant deterioration in credit.

Truist Financial Corporation 9

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs. Interest and fees on loans and leases includes certain loan fees and deferred direct costs associated with the lending process recognized over the contractual lives of the loans using the effective interest method.

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. The estimated fair values incorporate adjustments related to expected credit losses, prevailing market interest rates for comparable assets and liquidity-related adjustments.

Fair values for purchased loans are based on a discounted cash flow methodology that considers credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans are grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate are determined by discounting interest and principal cash flows through the expected life of the underlying loans. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

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

For PCD loans, the initial estimate of expected credit losses is determined using the same methodology as other loans held for investment and recognized as an adjustment to the acquisition price of the asset; thus, the sum of the loans’ purchase price and initial ALLL estimate represents the initial amortized cost basis. The difference between the initial amortized cost basis and the par value is the non-credit discount or premium. For non-PCD loans, the difference between the fair value and the par value is considered the fair value mark. The initial ALLL for non-PCD loans is recorded with a corresponding charge to the Provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the ALLL related to PCD and non-PCD loans are recognized in the Provision for credit losses.

The non-credit discount or premium related to PCD loans, and the fair value mark on non-PCD loans, is amortized or accreted to interest and fees on loans and leases over the contractual life of the loans using the effective interest method for amortizing loans, and using a straight-line approach for interest-only loans and loans with revolving privileges. In the event of prepayment, unamortized discounts or premiums are recognized in interest and fees on loans and leases.

TDRs

Modifications to a borrower's debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be considered. TDRs are undertaken to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances, forgiveness of principal or interest. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, Truist implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. Truist payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. The Company applies this policy to loans modified in response to a COVID-19 hardship that were less than 30 days past due at December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

TDRs can be classified as performing or nonperforming, depending on the individual facts and circumstances of the borrower and an evaluation as to whether the borrower will be able to repay the loan based on the modified terms. In circumstances where the TDR involves charging off a portion of the loan balance, Truist classifies these TDRs as nonperforming.

10 Truist Financial Corporation

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

The evaluation of mortgage and retail loans includes an evaluation of the client's debt-to-income ratio, credit report, property value, loan vintage, and certain other client-specific factors that impact the clients’ ability to make timely principal and interest payments on the loan.

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

Truist's policies for placing loans on nonperforming status conform to guidelines prescribed by bank regulatory authorities. Truist classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. Payment deferrals granted as a result of the COVID-19 pandemic do not result in a loan becoming past due. The following table summarizes the delinquency thresholds that are used in evaluating nonperforming classification and the timing of charge-off evaluations:

(number of days)	Placed on Nonperforming (1)			Evaluation for Charge-off
Commercial:
Commercial and industrial	90	(2)		90	(2)
CRE	90	(2)		90	(2)
Commercial construction	90	(2)		90	(2)
Lease financing	90	(2)		90	(2)
Consumer:
Residential mortgage (3)	90	to	180	90	to	210
Residential home equity and direct (3)	90	to	120	90	to	180
Indirect auto (3)	90			120
Indirect other (3)	90	to	120	120	to	180
Student (4)	NA			120	to	180
Credit card (5)	NA			90	to	180
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
(4) Government guaranteed student loans are not placed on nonperforming status.
(5) Credits cards are generally not placed into nonperforming status, but are fully charged off at specified delinquency dates consistent with regulatory guidelines.

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

Accrued interest is included in Other assets in the Consolidated Balance Sheets. Accrued interest receivable balances are not considered in connection with the ACL estimation process, as such amounts are generally reversed against interest income when the loan is placed in nonperforming status. Reserves are established for accrued interest related to loans that have been deferred in connection with the CARES Act based on management’s best estimate of the interest that may ultimately prove to be uncollectible.

Assets acquired as a result of foreclosure are initially recorded at fair value less estimated cost to sell and subsequently carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist's policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition on these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s loan and lease activities, see "Note 5. Loans and ACL.”

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

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments; commercial, consumer and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, type of collateral, whether loan payments are interest-only and whether interest rates are fixed or variable. Larger loans and leases that do not share similar risk characteristics or that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the underlying collateral or in certain circumstances the present value of expected cash flows discounted at the loan's effective interest as described further below by portfolio segment. The commercial portfolio segment models use a risk rating approach to estimate the ALLL. The consumer and credit card models use a delinquency-based approach to estimate the ALLL. In addition to these quantitatively calculated components, the ALLL includes qualitatively calculated components.

Truist maintains a collectively calculated ALLL for loans with similar risk characteristics. The collectively calculated ALLL is estimated using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Truist maintains quantitative models to forecast expected credit losses. The credit loss forecasting models use portfolio balances, macroeconomic scenarios, portfolio composition and loan attributes as the primary inputs. Loss estimates are informed by historical loss experience adjusted for macroeconomic forecasts and current and expected portfolio risk characteristics. Expected losses are estimated through contractual maturity unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

12 Truist Financial Corporation

The Scenario Committee provides guidance, selection, and approval for enterprise-sanctioned macroeconomic scenarios, including the macroeconomic forecasts for use in the ACL process. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a reasonable and supportable forecast period of two years. Assumptions revert to long term historic averages gradually over a one year period. Macroeconomic factors used in estimating the expected losses vary by loan portfolio and include employment factors, estimated collateral values and market indicators as described by portfolio segment below. A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which Truist conducts business.

The methodology for determining the RUFC is inherently similar to that used to determine the funded component of the ALLL and is measured over the period there is a contractual obligation to extend credit that is not unconditionally cancellable. The RUFC is adjusted for factors specific to binding commitments, including the probability of funding and exposure at default.

The ACL is monitored by the ACL Committee. The ACL Committee approves the ACL estimate and may recommend adjustments where necessary based on portfolio performance and other items that may impact credit risk.

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

Truist's policy is to review and individually evaluate the reserve for all nonperforming lending relationships and TDRs with an outstanding balance of $5 million or more, as such lending relationships do not typically share similar risk characteristics with others. Individually evaluated reserves are based on current forecasts, the present value of expected cash flows discounted at the loan's effective interest rate or the value of collateral, which is generally based on appraisals, recent sales of foreclosed properties and/or relevant property-specific market information. Truist has elected to measure expected credit losses on collateral-dependent loans based on the fair value of the collateral. Loans are considered collateral dependent when it is probable that Truist will be unable to collect principal and interest according to the contractual terms of the agreement and repayment is expected to be provided substantially by the sale or continued operation of the underlying collateral. Commercial loans are typically secured by real estate, business equipment, inventories and other types of collateral.

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

Residential mortgages and revolving home equity lines of credit are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, and are made to borrowers in good credit standing. The indirect auto and indirect other portfolios include secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The student loan portfolio is composed of securitized government-guaranteed student loans and certain private student loans originated by third parties. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans purchased from third-party originators with credit enhancements partially mitigate the Company’s credit exposure. The credit card portfolio and other arrangements within the indirect other portfolio are generally unsecured and actively managed.

Truist uses performing status to monitor credit quality in its consumer and credit card portfolios. Delinquency status is the primary factor considered in determining whether a loan should be classified as nonperforming.

The ALLL for loans classified as a TDR is based on analyses capturing the expected credit losses and the impact of the concession over the remaining life of the asset.

Expected recoveries for consumer and credit card loans are included in the estimation of the ALLL based on historical experience.

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

A policy election was made to dissolve the existing PCI loan pools. The amortized cost basis of PCD assets was increased by $378 million at January 1, 2020, which reflects the initial estimate of credit losses for these assets. The remaining noncredit discount will be accreted to Interest and fee income on loans and leases over the contractual lives of the underlying assets using an effective interest method for amortizing loans and a straight-line approach for interest-only loans and loans with revolving privileges.

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

14 Truist Financial Corporation

NOTE 2. Business Combinations

Effective December 6, 2019, the Company completed its Merger with SunTrust. The Merger was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values as of the Merger date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment until all necessary information related to the valuation process has been received. Adjustments must be finalized within one year of the closing date of the Merger. The Company’s purchase price allocation is considered preliminary as certain estimates related to leveraged leases and certain other assets and liabilities are subject to continuing refinement. Immaterial amounts of the intangible assets recognized are deductible for income tax purposes. For additional information, see “Note 2. Business Combinations” of the Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth a preliminary allocation of Merger consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of SunTrust as of December 6, 2019:

(Dollars in millions)	UPB	Fair Value
Fair value of Merger consideration		$33,547
Assets
Cash and due from banks		1,621
Interest-bearing deposits with banks		4,668
Securities borrowed or purchased under resale agreements		1,191
Trading assets		5,710
AFS securities		30,986
LHFS		3,759
Loans and leases:
Commercial and industrial	$68,687	67,101
CRE	9,509	9,357
Commercial Construction	2,136	2,096
Commercial Leases	3,967	3,882
Mortgage Loans	28,191	27,180
Home Equity and Direct Lending	15,917	15,628
Indirect Auto	12,373	12,203
Indirect Other	4,678	4,445
Student Lending	6,867	6,657
Credit Card	2,518	2,500
PCI	3,652	3,126
Total loans and leases	$158,495	154,175
Premises and equipment		1,553
CDI and other intangible assets		2,737
MSRs		1,605
Other assets		13,797
Total assets		221,802
Liabilities and Equity
Deposits		(170,633)
Short-term borrowings		(6,837)
Long-term debt		(19,484)
Other liabilities		(5,204)
Total liabilities		(202,158)
Noncontrolling interest		(108)
Less: Net assets		19,536
Goodwill		$14,011

For a description of the methods used to determine the fair values of significant assets and liabilities, see “Note 2. Business Combinations” of the Annual Report on Form 10-K for the year ended December 31, 2019.

Truist Financial Corporation 15

Branch Divestitures

In July 2020, Truist completed the previously announced divestiture of 30 branches to First Horizon Bank, a wholly owned subsidiary of First Horizon National Corporation, to satisfy regulatory requirements in connection with the Merger. The branches were located in North Carolina, Virginia and Georgia. There were $425 million in loans and leases and $2.2 billion in deposits divested as part of this transaction.

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

(Dollars in millions)	June 30, 2020	December 31, 2019
Securities purchased under resale agreements	$976	$986
Securities borrowed	369	431
Total securities borrowed or purchased under resale agreements	$1,345	$1,417

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions. Refer to "Note 14. Commitments and Contingencies" for additional information related to pledged securities. Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	June 30, 2020			December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$240	$29	$269	$115	$35	$—	$150
GSE	63	3	66	87	37	—	124
Agency MBS - residential	375	62	437	928	41	100	1,069
Corporate and other debt securities	150	201	351	310	316	—	626
Total securities sold under agreements to repurchase	$828	$295	$1,123	$1,440	$429	$100	$1,969

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

16 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company's AFS securities:

June 30, 2020 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,220	$40	$—	$2,260
GSE	1,844	91	—	1,935
Agency MBS - residential	69,141	2,412	6	71,547
Agency MBS - commercial	1,420	71	—	1,491
States and political subdivisions	499	42	4	537
Other	36	—	1	35
Total AFS securities	$75,160	$2,656	$11	$77,805

December 31, 2019 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,275	$7	$6	$2,276
GSE	1,847	34	—	1,881
Agency MBS - residential	67,983	411	158	68,236
Agency MBS - commercial	1,335	13	7	1,341
States and political subdivisions	557	34	6	585
Non-agency MBS	190	178	—	368
Other	40	—	—	40
Total AFS securities	$74,227	$677	$177	$74,727

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at June 30, 2020. The FNMA investments had total amortized cost and fair value of $16.5 billion and $17.0 billion, respectively. The FHLMC investments had total amortized cost and fair value of $12.0 billion and $12.4 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
June 30, 2020 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$1,353	$851	$16	$—	$2,220	$1,365	$878	$17	$—	$2,260
GSE	13	1,756	—	75	1,844	13	1,842	—	80	1,935
Agency MBS - residential	—	1	519	68,621	69,141	—	1	538	71,008	71,547
Agency MBS - commercial	—	2	10	1,408	1,420	—	2	10	1,479	1,491
States and political subdivisions	47	102	142	208	499	48	105	156	228	537
Other	1	6	1	28	36	1	6	1	27	35
Total AFS securities	$1,414	$2,718	$688	$70,340	$75,160	$1,427	$2,834	$722	$72,822	$77,805

Truist Financial Corporation 17

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2020 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$33	$—	$—	$—	$33	$—
Agency MBS - residential	160	1	287	5	447	6
Agency MBS - commercial	—	—	21	—	21	—
States and political subdivisions	61	—	52	4	113	4
Other	32	1	—	—	32	1
Total	$286	$2	$360	$9	$646	$11

	Less than 12 months		12 months or more		Total
December 31, 2019 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$702	$6	$—	$—	$702	$6
GSE	6	—	—	—	6	—
Agency MBS - residential	20,328	145	1,326	13	21,654	158
Agency MBS - commercial	545	5	124	2	669	7
States and political subdivisions	65	1	144	5	209	6
Total	$21,646	$157	$1,594	$20	$23,240	$177

At June 30, 2020, no ACL was established for AFS securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The majority of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross realized gains	$300	$20	$300	$42
Gross realized losses	—	(20)	(2)	(42)
Securities gains (losses), net	$300	$—	$298	$—

For the second quarter of 2020, the realized gains primarily relate to the sale of non-agency MBS.
18 Truist Financial Corporation

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonaccrual status regardless of delinquency because collection of principal and interest is reasonably assured. The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period. In certain limited circumstances, accommodation programs result in the delinquency status being reset to current.

	Accruing
June 30, 2020 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$146,422	$282	$9	$428	$147,141
CRE	27,912	6	3	42	27,963
Commercial construction	6,877	1	—	13	6,891
Lease financing	5,716	10	1	56	5,783
Consumer:
Residential mortgage	50,249	703	521	198	51,671
Residential home equity and direct	26,626	108	9	192	26,935
Indirect auto	24,079	265	10	155	24,509
Indirect other	11,536	50	3	3	11,592
Student	6,564	442	478	—	7,484
Credit card	4,784	34	38	—	4,856
Total	$310,765	$1,901	$1,072	$1,087	$314,825

	Accruing
December 31, 2019 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$129,873	$94	$1	$212	$130,180
CRE	26,817	5	—	10	26,832
Commercial construction	6,204	1	—	—	6,205
Lease financing	6,112	2	—	8	6,122
Consumer:
Residential mortgage	50,975	498	543	55	52,071
Residential home equity and direct	26,846	122	9	67	27,044
Indirect auto	23,771	560	11	100	24,442
Indirect other	11,011	85	2	2	11,100
Student	5,905	650	188	—	6,743
Credit card	5,541	56	22	—	5,619
PCI	2,126	140	1,218	—	3,484
Total	$295,181	$2,213	$1,994	$454	$299,842

Truist Financial Corporation 19

The following table presents the amortized cost basis of loans by origination year and credit quality indicator:

June 30, 2020 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2020	2019	2018	2017	2016	Prior				Total
Commercial:
Commercial and industrial:
Pass	$25,664	$22,605	$15,180	$9,756	$5,963	$11,545	$50,186	$10	$(952)	$139,957
Special mention	381	408	365	74	211	119	2,321	1	(1)	3,879
Substandard	220	233	306	161	93	248	1,612	1	3	2,877
Nonperforming	30	76	140	72	20	13	166	2	(91)	428
Total	26,295	23,322	15,991	10,063	6,287	11,925	54,285	14	(1,041)	147,141
CRE:
Pass	3,229	7,609	5,481	3,123	1,838	3,135	747	—	(83)	25,079
Special mention	118	557	512	163	180	219	5	—	—	1,754
Substandard	66	195	230	198	132	267	—	—	—	1,088
Nonperforming	—	3	2	3	9	24	1	—	—	42
Total	3,413	8,364	6,225	3,487	2,159	3,645	753	—	(83)	27,963
Commercial construction:
Pass	601	1,885	1,972	595	75	299	642	—	19	6,088
Special mention	16	26	141	40	11	1	—	—	—	235
Substandard	7	137	229	59	67	55	1	—	—	555
Nonperforming	—	2	10	11	—	—	3	—	(13)	13
Total	624	2,050	2,352	705	153	355	646	—	6	6,891
Lease financing:
Pass	609	1,656	1,056	993	323	1,131	—	—	(127)	5,641
Special mention	3	12	3	2	4	6	—	—	—	30
Substandard	—	10	4	7	2	33	—	—	—	56
Nonperforming	—	—	—	63	3	8	—	—	(18)	56
Total	612	1,678	1,063	1,065	332	1,178	—	—	(145)	5,783
Consumer:
Residential mortgage:
Performing	4,985	7,833	4,765	5,493	6,468	21,634	—	—	295	51,473
Nonperforming	—	2	6	4	8	178	—	—	—	198
Total	4,985	7,835	4,771	5,497	6,476	21,812	—	—	295	51,671
Residential home equity and direct:
Performing	2,875	4,991	2,698	1,323	784	1,667	10,576	1,811	18	26,743
Nonperforming	—	5	5	4	4	1	67	84	22	192
Total	2,875	4,996	2,703	1,327	788	1,668	10,643	1,895	40	26,935
Indirect auto:
Performing	4,206	8,581	4,850	3,026	1,699	878	976	—	138	24,354
Nonperforming	2	42	44	30	20	14	2	—	1	155
Total	4,208	8,623	4,894	3,056	1,719	892	978	—	139	24,509
Indirect other:
Performing	2,792	3,828	2,222	1,089	569	806	195	—	88	11,589
Nonperforming	—	1	—	—	—	2	—	—	—	3
Total	2,792	3,829	2,222	1,089	569	808	195	—	88	11,592
Student:
Performing	26	118	105	87	71	7,077	—	—	—	7,484
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total	26	118	105	87	71	7,077	—	—	—	7,484
Credit card	—	—	—	—	—	—	4,816	37	3	4,856
Total	$45,830	$60,815	$40,326	$26,376	$18,554	$49,360	$72,316	$1,946	$(698)	$314,825
(1) Includes certain deferred fees and costs, unapplied payments and other adjustments.
20 Truist Financial Corporation

The following table presents the carrying amount of loans by risk rating and performing status. Student loans are excluded as there is nominal risk of credit loss due to government guarantees or other credit enhancements. PCI loans were excluded because their related ALLL is determined by loan pool performance, and credit card loans were excluded as these loans are charged-off rather than reclassified as nonperforming:

	December 31, 2019
(Dollars in millions)	Commercial & Industrial	CRE	Commercial Construction	Lease Financing
Commercial:
Pass	$127,229	$26,393	$6,037	$6,039
Special mention	1,264	145	37	19
Substandard	1,475	284	131	56
Nonperforming	212	10	—	8
Total	$130,180	$26,832	$6,205	$6,122

	December 31, 2019
	Residential Mortgage	Residential home equity and direct	Indirect auto	Indirect Other
Consumer:
Performing	$52,016	$26,977	$24,342	$11,098
Nonperforming	55	67	100	2
Total	$52,071	$27,044	$24,442	$11,100

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Jun 30, 2019
Commercial:
Commercial and industrial	$548	$(22)	$8	$40	$—	$574
CRE	152	(18)	2	21	—	157
Commercial construction	44	—	1	(1)	—	44
Lease financing	11	—	—	(1)	—	10
Consumer:
Residential mortgage	225	(5)	—	4	—	224
Residential home equity and direct	103	(24)	8	19	—	106
Indirect auto	300	(79)	14	65	—	300
Indirect other	58	(12)	5	8	—	59
Credit card	112	(23)	3	21	—	113
PCI	8	—	—	—	—	8
ALLL	1,561	(183)	41	176	—	1,595
RUFC	98	—	—	(4)	—	94
ACL	$1,659	$(183)	$41	$172	$—	$1,689

Truist Financial Corporation 21

(Dollars in millions)	Balance at Apr 1, 2020	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Jun 30, 2020
Commercial:
Commercial and industrial	$1,813	$(123)	$21	$426	$—	$2,137
CRE	299	(14)	4	102	—	391
Commercial construction	88	—	7	39	—	134
Lease financing	79	(4)	—	(16)	—	59
Consumer:
Residential mortgage	427	(35)	2	36	1	431
Residential home equity and direct	607	(65)	15	137	3	697
Indirect auto	1,192	(80)	18	60	—	1,190
Indirect other	213	(20)	7	15	(2)	213
Student	146	(6)	1	(21)	3	123
Credit card	347	(50)	6	24	—	327
ALLL	5,211	(397)	81	802	5	5,702
RUFC	400	—	—	42	(11)	431
ACL	$5,611	$(397)	$81	$844	$(6)	$6,133

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Jun 30, 2019
Commercial:
Commercial and industrial	$546	$(39)	$14	$53	$—	$574
CRE	142	(26)	2	39	—	157
Commercial construction	48	—	2	(6)	—	44
Lease financing	11	(1)	—	—	—	10
Consumer:
Residential mortgage	232	(10)	1	1	—	224
Residential home equity and direct	104	(44)	14	32	—	106
Indirect auto	298	(171)	27	146	—	300
Indirect other	58	(29)	9	21	—	59
Credit card	110	(47)	9	41	—	113
PCI	9	—	—	(1)	—	8
ALLL	1,558	(367)	78	326	—	1,595
RUFC	93	—	—	1	—	94
ACL	$1,651	$(367)	$78	$327	$—	$1,689

(Dollars in millions)	Balance at Jan 1, 2020 (1)	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Jun 30, 2020
Commercial:
Commercial and industrial	$560	$(162)	$38	$797	$904	$2,137
CRE	150	(15)	4	170	82	391
Commercial construction	52	(3)	8	61	16	134
Lease financing	10	(6)	—	(39)	94	59
Consumer:
Residential mortgage	176	(46)	4	32	265	431
Residential home equity and direct	107	(133)	30	239	454	697
Indirect auto	304	(222)	41	249	818	1,190
Indirect other	60	(38)	14	27	150	213
Student	—	(14)	1	13	123	123
Credit card	122	(103)	14	119	175	327
PCI	8	—	—	—	(8)	—
ALLL	1,549	(742)	154	1,668	3,073	5,702
RUFC	340	—	—	69	22	431
ACL	$1,889	$(742)	$154	$1,737	$3,095	$6,133
(1) Balance is prior to the adoption of CECL.
(2) Other activity includes the adoption of CECL, the ALLL for PCD acquisitions and other activity.
22 Truist Financial Corporation

The adoption of CECL increased the ALLL $3.1 billion. The following discussion of the changes in the factors that influenced Truist’s ACL estimate and the reasons for those changes excludes the impact at adoption and certain other activity.

The commercial ALLL increased $442 million and $853 million for the three and six months ended June 30, 2020, respectively. The increases are primarily attributed to a more pessimistic outlook with respect to future economic conditions driven by the COVID-19 pandemic and specific consideration of the risks associated with exposures to certain industries, including oil and gas, hospitality, and lending to small businesses. Excluding guaranteed PPP loans, loan growth, primarily driven by draws on existing credit facilities, was also a contributor to the increase in the allowance for the six months ended June 30, 2020.

The consumer ALLL increased $69 million and $199 million for the three and six months ended June 30, 2020, respectively. These increases reflect the impact of the more pessimistic outlook described above, with the largest quarterly and year-to-date increases seen in the unsecured portfolios and the nonprime auto lending portfolio.

The ALLL for credit card decreased $20 million and increased $30 million for the three and six months ended June 30, 2020, respectively. The decrease for the quarter reflects lower loan balances; the year-to-date increase reflects risks associated with COVID-19 and a more pessimistic economic outlook.

The RUFC increased $31 million and $22 million for the three and six months ended June 30, 2020, respectively. The net increase reflects the more pessimistic outlook with respect to future economic conditions driven by the COVID-19 pandemic partially offset by lower levels of unfunded commitments that resulted from first quarter draws on existing credit facilities and the sale of certain unfunded commitments.

Truist’s ACL estimate represents management’s best estimate of expected credit losses related to the loan and lease portfolio, including unfunded commitments, at the balance sheet date. This estimate incorporates both quantitatively-derived output, as well as qualitative components that represent expected losses not otherwise captured by the models.

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period, which management has determined to be two years, followed by a reversion to long-term historical loss conditions over a one-year period. These macro-economic forecasts include a number of key economic variables utilized in loss forecasting that include, but are not limited to, the US unemployment rate, US unemployment claims rate, US real GDP, Home Price Index, US Central Bank Policy Interest Rate and the Manheim Index.

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management considered multiple macro-economic forecasts that reflected a range of possible outcomes in order to capture the changing severity of the pandemic and the associated economic disruption. The economic forecast shaping the ACL estimate at June 30, 2020 included an extended GDP recovery through the two-year reasonable and supportable forecast period and an initial double-digit unemployment followed by a continued sustained high single-digit level of unemployment.

Quantitative models have certain limitations with respect to estimating expected losses in times of rapidly changing macro-economic forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to represent a significant portion of the ACL for the foreseeable future. The June 30, 2020 ACL estimate includes qualitative adjustments to adjust for limitations in modeled results with respect to forecasted economic conditions that are well outside of historic economic conditions used to develop the models and to give consideration to significant government relief programs, stimulus and client accommodations.

PCD Loan Activity

For PCD loans, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans held for investment. The following table provides a summary of purchased student loans with credit deterioration at acquisition:

Six Months Ended June 30, 2020 (Dollars in millions)
Par value	$287
ALLL at acquisition	(4)
Non-credit premium (discount)	1
Purchase price	$284

Truist Financial Corporation 23

Nonperforming and Impaired Loans

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was $7 million for the three months ended June 30, 2020 and $15 million for the six months ended June 30, 2020.

	Recorded Investment
June 30, 2020 (Dollars in millions)	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$85	$343
CRE	10	32
Commercial construction	10	3
Lease financing	6	50
Consumer:
Residential mortgage	3	195
Residential home equity and direct	2	190
Indirect auto	—	155
Indirect other	—	3
Total	$116	$971

The following table sets forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment. This table excludes guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss due to the government guarantee or other credit enhancements.

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2019 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$339	$124	$167	$20	$298	$6
CRE	29	3	26	2	71	1
Commercial construction	39	—	38	7	5	—
Lease financing	18	7	2	—	2	—
Consumer:
Residential mortgage	650	92	527	42	799	34
Residential home equity and direct	76	24	37	5	65	3
Indirect auto	367	9	349	64	334	53
Indirect other	5	—	5	1	4	—
Credit card	31	—	31	12	28	1
Total	$1,554	$259	$1,182	$153	$1,606	$98

24 Truist Financial Corporation

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Performing TDRs:
Commercial:
Commercial and industrial	$57	$47
CRE	22	6
Commercial construction	36	37
Lease financing	1	—
Consumer:
Residential mortgage	533	470
Residential home equity and direct	71	51
Indirect auto	342	333
Indirect other	4	5
Student	4	—
Credit card	37	31
Total performing TDRs	1,107	980
Nonperforming TDRs	111	82
Total TDRs	$1,218	$1,062
ALLL attributable to TDRs	$221	$132

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	As of / For the Three Months Ended June 30, 2020				As of / For the Six Months Ended June 30, 2020
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$5	$1	$12	$1	$33	$4	$48	$3
CRE	23	1	16	2	24	1	17	2
Lease financing	—	—	—	—	1	—	1	—
Consumer:
Residential mortgage	67	32	105	5	144	47	199	10
Residential home equity and direct	11	5	16	—	28	10	39	1
Indirect auto	22	8	31	7	78	22	104	12
Indirect other	1	—	1	—	2	—	2	—
Student	—	3	3	—	—	4	4	—
Credit card	8	—	7	3	18	—	17	6
Re-modification of previously designated TDRs	8	5			26	6

Truist Financial Corporation 25

	As of / For the Three Months Ended June 30, 2019				As of / For the Six Months Ended June 30, 2019
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$24	$3	$27	$4	$50	$6	$46	$7
CRE	—	1	1	—	1	1	4	—
Commercial construction	—	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—	—
Consumer:
Residential mortgage	49	6	52	4	122	14	127	10
Residential home equity and direct	2	1	2	—	5	2	5	1
Indirect auto	49	1	52	10	96	2	103	21
Indirect other	1	—	1	—	2	—	2	—
Student	—	—	—	—	—	—	—	—
Credit card	5	—	5	2	11	—	11	5
Re-modification of previously designated TDRs	14	11			37	16

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The re-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $18 million and $21 million for the three months ended June 30, 2020 and 2019, respectively, and $39 million and $39 million for the six months ended June 30, 2020 and 2019, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

NPAs

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Nonperforming loans and leases HFI (1)	$1,087	$454
Nonperforming LHFS	102	107
Foreclosed real estate	43	82
Other foreclosed property	20	41
Total nonperforming assets	$1,252	$684

Residential mortgage loans in the process of foreclosure	$241	$409
(1) Beginning January 1, 2020, nonperforming loans and leases include certain assets previously classified as PCI.

Unearned Income, Discounts and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$3,080	$4,069
26 Truist Financial Corporation

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. The adjustments for 2020 include measurement period adjustments to the fair value of acquired assets and liabilities and the reallocation of net assets to the underlying reporting units. Adjustments to the fair value of acquired assets include a $193 million reduction in the fair value mark for loans and leases and a $202 million increase in CDI and other intangibles, each recorded to goodwill net of deferred taxes. The adjustments to CDI and other intangibles did not have a material impact to estimated amortization expense for the next five years. Adjustments to the reallocation of net assets to Truist's reporting units include updates to the estimated operating results, and the finalization of corporate expense allocations based on the various drivers that Truist applies in allocating such costs. Refer to “Note 2. Business Combinations” and “Note 18. Operating Segments” for additional information.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2019	$3,906	$3,938	$1,974	$9,818
Mergers and acquisitions	10,134	4,187	21	14,342
Adjustments	—	—	(6)	(6)
Goodwill, December 31, 2019	$14,040	$8,125	$1,989	$24,154
Mergers and acquisitions	—	—	38	38
Adjustments	1,440	(1,750)	—	(310)
Goodwill, June 30, 2020	$15,480	$6,375	$2,027	$23,882

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2020			December 31, 2019
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,599	$(608)	$1,991	$2,474	$(365)	$2,109
Other, primarily client relationship intangibles	1,911	(886)	1,025	1,808	(775)	1,033
Total	$4,510	$(1,494)	$3,016	$4,282	$(1,140)	$3,142

Truist performed a qualitative assessment of current events and circumstances, including the continuing effects of the COVID-19 pandemic, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2020, and therefore no triggering event occurred that required a quantitative goodwill impairment test.

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

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
UPB of residential mortgage loan servicing portfolio	$265,435	$279,558
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	209,070	219,347
Mortgage loans sold with recourse	373	371
Maximum recourse exposure from mortgage loans sold with recourse liability	229	212
Indemnification, recourse and repurchase reserves	103	44

As of / For the Six Months Ended June 30, (Dollars in millions)	2020	2019
UPB of residential mortgage loans sold from LHFS	$22,502	$3,597
Pre-tax gains recognized on mortgage loans sold and held for sale	510	48
Servicing fees recognized from mortgage loans serviced for others	328	123
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.32%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.98	4.07
Truist Financial Corporation 27

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Six Months Ended June 30, (Dollars in millions)	2020	2019
Residential MSRs, carrying value, January 1	$2,371	$957
Additions	311	40
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(557)	(134)
OAS	52	37
Realization of expected net servicing cash flows, passage of time and other	(324)	(70)
Residential MSRs, carrying value, June 30	$1,853	$830

The sensitivity of the fair value of the Company's residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2020			December 31, 2019
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	10.4%	18.9%	11.0%	8.4%	18.6%	9.6%
Effect on fair value of a 10% increase			$(100)			$(102)
Effect on fair value of a 20% increase			(190)			(195)
OAS	3.5%	12.0%	6.1%	4.0%	13.5%	6.7%
Effect on fair value of a 10% increase			$(40)			$(54)
Effect on fair value of a 20% increase			(78)			(106)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			98.6%			98.5%
Adjustable-rate residential mortgage loans			1.4			1.5
Total			100.0%			100.0%
Weighted average life			4.4 years			5.4 years

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in one assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change. See "Note 15. Fair Value Disclosures" for additional information on the valuation techniques used.

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities for the periods presented:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
UPB of CRE mortgages serviced for others	$72,522	$70,404
CRE mortgages serviced for others covered by recourse provisions	8,641	8,676
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,490	2,479
Recorded reserves related to recourse exposure	19	13
CRE mortgages originated during the year-to-date period	3,332	8,062
Commercial MSRs at fair value	224	247

28 Truist Financial Corporation

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. At June 30, 2020, the Company had $35 million of operating leases that had not yet commenced. The following tables present additional information on leases, and excludes assets related to the lease financing businesses:

	June 30, 2020		December 31, 2019
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,724	$41	$1,823	$113
Lease liabilities	2,061	48	2,121	123
Weighted average remaining term	7.4 years	6.7 years	7.7 years	11.4 years
Weighted average discount rate	2.5%	4.8%	2.6%	3.4%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Operating lease costs	$97	$49	$193	$98

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

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Assets held under operating leases (1)	$2,203	$2,236
Accumulated depreciation	(497)	(391)
Net	$1,706	$1,845
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

The residual value of assets no longer under operating leases was immaterial.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain employees for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $6.4 billion at June 30, 2020 and December 31, 2019.

Truist Financial Corporation 29

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Federal funds purchased	$72	$259
Securities sold under agreements to repurchase	1,123	1,969
FHLB advances	2,410	13,480
Dealer collateral	477	682
Master notes	783	493
Other short-term borrowings	835	1,335
Total short-term borrowings	$5,700	$18,218

The following table presents a summary of long-term debt:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Truist Financial Corporation:
Fixed rate senior notes	$15,341	$14,431
Floating rate senior notes	899	1,749
Fixed rate subordinated notes	1,296	1,227
Capital Notes	613	611
Structured Notes (1)	110	112
Truist Bank:
Fixed rate senior notes	12,590	11,560
Floating rate senior notes	1,752	1,554
Fixed rate subordinated notes	5,176	3,872
FHLB advances	2,634	4,141
Other long-term debt (2)	1,077	1,133
Nonbank subsidiaries:
Other long-term debt (3)	645	949
Total long-term debt	$42,133	$41,339
(1) Consist of notes with various terms that include fixed or floating rate interest, or returns that are linked to an equity index.
(2) Includes finance leases, tax credit investments, and other.
(3) Includes debt associated with structured real estate leases.

During the second quarter of 2020, the Company redeemed $20.0 billion of FHLB advances, which were issued during the first quarter of 2020, resulting in loss on early extinguishment of long-term debt of $235 million.

30 Truist Financial Corporation

NOTE 10. Shareholders' Equity

Common Stock Dividends

The following table presents the dividends declared related to common stock. For information related to preferred stock dividends, see “Note 12. Shareholders' Equity” of the Annual Report on Form 10-K for the year ended December 31, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash dividends declared per share	$0.450	$0.405	$0.900	$0.810

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

During the second quarter of 2020, Truist issued $2.6 billion of preferred stock to further strengthen its capital position. On May 27, 2020, Truist issued $575 million of series O non-cumulative perpetual preferred stock with a stated dividend rate of 5.250% per annum for net proceeds of $559 million. Dividends, if declared by the Board of Directors, are payable on the first day of March, June, September and December of each year, commencing on September 1, 2020. Truist issued depositary shares, each of which represents a 1/1,000th ownership interest in a share of the 23,000 shares of the Company's series O preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part, on June 1, 2025, or on any dividend payment date thereafter.

On June 1, 2020, Truist issued $1.0 billion of series P non-cumulative perpetual preferred stock with a stated dividend rate of 4.950% per annum for net proceeds of $992 million. Dividends, if declared by the Board of Directors, are payable on the first day of June and December of each year, commencing on December 1, 2020. The dividend rate will reset on December 1, 2025, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 4.605%. Truist issued depositary shares, each of which represents a fractional ownership interest in a share of the 40,000 shares of the Company's series P preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part during the three-months prior to and including each reset date.

On June 19, 2020, Truist issued $1.0 billion of series Q non-cumulative perpetual preferred stock with a stated dividend rate of 5.100% per annum for net proceeds of $993 million. Dividends, if declared by the Board of Directors, are payable on the first day of March and September of each year, commencing on March 1, 2021. The dividend rate will reset on September 1, 2030, and on each following tenth anniversary of the reset date to the ten-year U.S. Treasury rate plus 4.349%. Truist issued depositary shares, each of which represents a fractional ownership interest in a share of the 40,000 shares of the Company's series Q preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part during the six-month period prior to and including the reset date.

On August 3, 2020, Truist issued $925 million of series R non-cumulative perpetual preferred stock with a stated dividend rate of 4.750% per annum for net proceeds of $908 million. Dividends, if declared by the Board of Directors, are payable on the first day of March, June, September and December of each year, commencing on December 1, 2020. Truist issued depositary shares, each of which represents a 1/1,000th ownership interest in a share of the 37,000 shares of the Company's series R preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part, on September 1, 2025, or on any dividend payment date thereafter.

Truist Financial Corporation 31

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended June 30, 2020 and 2019 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, April 1, 2019	$(1,147)	$(65)	$(191)	$(18)	$(1,421)
OCI before reclassifications, net of tax	—	(61)	346	—	285
Amounts reclassified from AOCI:
Before tax	24	2	(6)	—	20
Tax effect	5	—	(2)	—	3
Amounts reclassified, net of tax	19	2	(4)	—	17
Total OCI, net of tax	19	(59)	342	—	302
AOCI balance, June 30, 2019	$(1,128)	$(124)	$151	$(18)	$(1,119)
AOCI balance, April 1, 2020	$(1,107)	$(90)	$2,101	$(6)	$898
OCI before reclassifications, net of tax	(1)	—	101	3	103
Amounts reclassified from AOCI:
Before tax	20	14	(237)	—	(203)
Tax effect	5	3	(57)	—	(49)
Amounts reclassified, net of tax	15	11	(180)	—	(154)
Total OCI, net of tax	14	11	(79)	3	(51)
AOCI balance, June 30, 2020	$(1,093)	$(79)	$2,022	$(3)	$847

Six Months Ended June 30, 2020 and 2019 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2019	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
OCI before reclassifications, net of tax	—	(91)	660	2	571
Amounts reclassified from AOCI:
Before tax	47	(3)	(12)	—	32
Tax effect	11	(1)	(3)	—	7
Amounts reclassified, net of tax	36	(2)	(9)	—	25
Total OCI, net of tax	36	(93)	651	2	596
AOCI balance, June 30, 2019	$(1,128)	$(124)	$151	$(18)	$(1,119)
AOCI balance, January 1, 2020	$(1,122)	$(101)	$380	$(1)	$(844)
OCI before reclassifications, net of tax	(1)	—	1,791	(2)	1,788
Amounts reclassified from AOCI:
Before tax	40	29	(196)	—	(127)
Tax effect	10	7	(47)	—	(30)
Amounts reclassified, net of tax	30	22	(149)	—	(97)
Total OCI, net of tax	29	22	1,642	(2)	1,691
AOCI balance, June 30, 2020	$(1,093)	$(79)	$2,022	$(3)	$847
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Net interest income	Net interest income

32 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended June 30, 2020 and 2019, the provision for income taxes was $191 million and $234 million, respectively, representing effective tax rates of 16.6% and 20.9%, respectively. For the six months ended June 30, 2020 and 2019, the provision for income taxes was $415 million and $411 million, respectively, representing effective tax rates of 17.0% and 19.6%, respectively. The lower effective tax rate for the three and six months ended June 30, 2020 was primarily due to higher favorable permanent tax items, including interest income from lending to tax-exempt entities and income tax credits earned in the current year. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2020	2019	2020	2019
Service cost	Personnel expense	$118	$55	$236	$109
Interest cost	Other expense	78	54	156	111
Estimated return on plan assets	Other expense	(217)	(114)	(433)	(227)
Amortization and other	Other expense	19	26	38	51
Net periodic (benefit) cost		$(2)	$21	$(3)	$44

Truist makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $305 million were made to the Truist pension plan during the six months ended June 30, 2020. There are no required contributions for the remainder of 2020, though Truist may elect to make additional discretionary contributions.

NOTE 14. Commitments and Contingencies

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

Tax Credit and Certain Equity Investments

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

(Dollars in millions)	Balance Sheet Location	Jun 30, 2020	Dec 31, 2019
Investments in affordable housing projects:
Carrying amount	Other assets	$3,827	$3,684
Amount of future funding commitments included in carrying amount	Other liabilities	1,113	1,271
Lending exposure	NA	724	647
Renewable energy investments:
Carrying amount	Other assets	102	81
Amount of future funding commitments not included in carrying amount	NA	296	246
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,421	1,556
Amount of future funding commitments not included in carrying amount	NA	419	331

Truist Financial Corporation 33

The following table presents a summary of tax credits and amortization associated with the Company's tax credit investment activity:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2020	2019	2020	2019
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$114	$102	$231	$180
Other community development investments	Provision for income taxes	22	—	45	—
Renewable energy investments	NA	102	—	102	—
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$116	$68	$227	$138
Other community development investments	Other noninterest income	19	—	38	—
Renewable energy investments	Other noninterest income	2	—	2	—

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	June 30, 2020	December 31, 2019
Commitments to extend, originate or purchase credit	$175,616	$177,598
Residential mortgage loans sold with recourse	373	371
CRE mortgages serviced for others covered by recourse provisions	8,641	8,676
Letters of credit	5,050	5,181

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

The Company concluded that the VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At June 30, 2020, the Company’s Consolidated Balance Sheet reflected $1.6 billion of assets and $95 million of other liabilities of the VIEs. At December 31, 2019, the Company’s Consolidated Balance Sheet reflected $2.7 billion of assets and $116 million of other liabilities of the VIEs. Assets at June 30, 2020 and December 31, 2019 include $1.5 billion and $2.6 billion in trading loans, respectively. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts.

For additional information on the Company’s TRS contracts and its involvement with these VIEs, see "Note 16. Derivative Financial Instruments.”

34 Truist Financial Corporation

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, certain derivative agreements, and borrowings or borrowing capacity, as well as for other purposes as required or permitted by law. Assets pledged to the FHLB and FRB are subject to applicable asset discounts when determining borrowing capacity. The Company obtains secured financing and letters of credit from the FRB and FHLB. The Company’s letters of credit from the FHLB can be used to secure various client deposits, including public fund relationships. Excluding assets related to employee benefit plans, the majority of the agreements governing the pledged assets do not permit the other party to sell or repledge the collateral. Additional assets were pledged to the FRB of Richmond in the first quarter of 2020 following the Merger. The following table provides the total carrying amount of pledged assets by asset type.

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Pledged securities	$19,950	$11,283
Pledged loans:
FRB	79,548	30,238
FHLB	76,004	80,816
Unused borrowing capacity:
FRB	53,659	21,169
FHLB	55,695	37,303

Litigation and Regulatory Matters

Truist and/or its subsidiaries are routinely parties to numerous legal proceedings, including private, civil litigation and regulatory investigations, arising from the ordinary conduct of its regular business activities. The matters range from individual actions involving a single plaintiff to class action lawsuits with multiple class members and can involve claims for substantial amounts. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation and may consist of a variety of claims, including common law tort and contract claims and statutory antitrust, securities and consumer protection claims, and the ultimate resolution of any proceedings is uncertain and inherently difficult to predict. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations, or consolidated cash flows of Truist.

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

The Company’s estimate of reasonably possible losses, in excess of amounts accrued, ranges from zero to approximately $200 million as of June 30, 2020. This estimated range is based upon currently available information and involves considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors. In addition, the matters underlying this estimated range will change from time to time, and actual losses may vary significantly from this estimate. For the same reasons stated above, we do not believe that an estimate of reasonably possible losses can be made for certain matters and therefore such matters are not reflected in the range provided here.

The following is a description of certain legal proceedings in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received. On October 6, 2017, the trial court granted plaintiff's motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees” and the granting of a certified class was affirmed on appeal. On April 8, 2020, the Company filed a motion seeking to narrow the scope of this class and on May 29, 2020, it filed a renewed motion to compel arbitration of the claims of some of the class members. Discovery has commenced. The Company believes that the claims are without merit.

Truist Financial Corporation 35

NOTE 15. Fair Value Disclosures

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2020 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$759	$—	$759	$—	$—
GSE	116	—	116	—	—
Agency MBS - residential	557	—	557	—	—
Agency MBS - commercial	3	—	3	—	—
States and political subdivisions	54	—	54	—	—
Corporate and other debt securities	444	—	444	—	—
Loans	1,811	—	1,811	—	—
Other	80	80	—	—	—
Total trading assets	3,824	80	3,744	—	—
AFS securities:
U.S. Treasury	2,260	—	2,260	—	—
GSE	1,935	—	1,935	—	—
Agency MBS - residential	71,547	—	71,547	—	—
Agency MBS - commercial	1,491	—	1,491	—	—
States and political subdivisions	537	—	537	—	—
Other	35	—	35	—	—
Total AFS securities	77,805	—	77,805	—	—
LHFS at fair value	5,515	—	5,515	—	—
MSRs at fair value	2,077	—	—	2,077	—
Other assets:
Derivative assets	4,214	654	6,355	214	(3,009)
Equity securities	635	603	32	—	—
Total assets	$94,070	$1,337	$93,451	$2,291	$(3,009)
Liabilities:
Derivative liabilities	$448	$524	$3,039	$11	$(3,126)
Securities sold short	815	19	796	—	—
Total liabilities	$1,263	$543	$3,835	$11	$(3,126)

36 Truist Financial Corporation

December 31, 2019 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$227	$—	$227	$—	$—
GSE	296	—	296	—	—
Agency MBS - residential	497	—	497	—	—
Agency MBS - commercial	68	—	68	—	—
States and political subdivisions	82	—	82	—	—
Non-agency MBS	277	—	277	—	—
Corporate and other debt securities	1,204	—	1,204	—	—
Loans	2,948	—	2,948	—	—
Other	134	90	44	—	—
Total trading assets	5,733	90	5,643	—	—
AFS securities:
U.S. Treasury	2,276	—	2,276	—	—
GSE	1,881	—	1,881	—	—
Agency MBS - residential	68,236	—	68,236	—	—
Agency MBS - commercial	1,341	—	1,341	—	—
States and political subdivisions	585	—	585	—	—
Non-agency MBS	368	—	—	368	—
Other	40	—	40	—	—
Total AFS securities	74,727	—	74,359	368	—
LHFS	5,673	—	5,673	—	—
MSRs	2,618	—	—	2,618	—
Other assets:
Derivative assets	2,053	606	3,620	34	(2,207)
Equity securities	817	815	2	—	—
Private equity investments	440	—	—	440	—
Total assets	$92,061	$1,511	$89,297	$3,460	$(2,207)
Liabilities:
Derivative liabilities	$366	$204	$3,117	$15	$(2,970)
Securities sold short	1,074	18	1,056	—	—
Total liabilities	$1,440	$222	$4,173	$15	$(2,970)
(1) Refer to "Note 16. Derivative Financial Instruments" for additional discussion on netting adjustments.

During the second quarter of 2020, the Company deconsolidated certain SBIC funds for which it had previously concluded that it was the primary beneficiary as a result of a change in control of the funds’ manager. Following the deconsolidation, the investments in SBIC funds are valued based on net asset value per unit, as provided by the fund manager as a practical expedient, which approximates the fair value, and have not been classified in the fair value hierarchy. The SBIC funds in which the Company invests primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2030, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of June 30, 2020, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. At June 30, 2020, investments totaling $276 million have been excluded from the table above as valued based on net asset value as a practical expedient.

For a description of the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2019.
Truist Financial Corporation 37

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended (Dollars in millions)	Trading Assets	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at April 1, 2019	$11	$386	$1,036	$7	$388
Total realized and unrealized gains (losses):
Included in earnings	—	(7)	(51)	13	1
Included in unrealized net holding gains (losses) in OCI	—	11	—	—	—
Purchases	—	—	—	—	61
Issuances	—	—	30	17	—
Sales	(11)	—	—	—	(1)
Settlements	—	(8)	(45)	(20)	—
Transfers into level 3	—	—	—	(10)	—
Balance at June 30, 2019	$—	$382	$970	$7	$449
Balance at April 1, 2020	$—	$298	$2,150	$143	$448
Total realized and unrealized gains (losses):
Included in earnings	—	303	(36)	126	—
Included in unrealized net holding gains (losses) in OCI	—	(114)	—	—	—
Issuances	—	—	144	271	—
Sales	—	(481)	—	—	—
Settlements	—	(6)	(181)	(337)	—
Transfers out of level 3 and other	—	—	—	—	(448)
Balance at June 30, 2020	$—	$—	$2,077	$203	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2020	$—	$—	$(32)	$210	$—

Six Months Ended June 30, 2020 and 2019 (Dollars in millions)	Trading Assets	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2019	$3	$391	$1,108	$12	$393
Total realized and unrealized gains (losses):
Included in earnings	—	(5)	(105)	21	24
Included in unrealized net holding gains (losses) in OCI	—	12	—	—	—
Purchases	15	—	—	—	68
Issuances	—	—	52	34	—
Sales	(18)	—	—	—	(34)
Settlements	—	(16)	(85)	(50)	(2)
Transfers into Level 3	—	—	—	(10)	—
Balance at June 30, 2019	$—	$382	$970	$7	$449
Balance at January 1, 2020	$—	$368	$2,618	$19	$440
Total realized and unrealized gains (losses):
Included in earnings	—	306	(562)	237	2
Included in unrealized net holding gains (losses) in OCI	—	(178)	—	—	—
Purchases	—	—	—	—	27
Issuances	—	—	331	426	—
Sales	—	(481)	—	—	—
Settlements	—	(15)	(310)	(479)	(21)
Transfers out of level 3 and other	—	—	—	—	(448)
Balance at June 30, 2020	$—	$—	$2,077	$203	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2020	$—	$—	$(547)	$213	$—
Primary income statement location of realized gains (losses) included in earnings	Net interest income	Gain on sale of securities	Residential mortgage income and Commercial real estate related income	Residential mortgage income and Commercial real estate related income	Other income

In the second quarter of 2020, Truist sold non-agency MBS previously categorized as Level 3 that represented ownership interests in various tranches of Re-REMIC trusts. These securities were valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches did not have an active market and therefore were categorized as Level 3.

38 Truist Financial Corporation

Refer to "Note 7. Loan Servicing" for additional information on valuation techniques and inputs for MSRs.

Fair Value Option

The following table details the fair value and UPB of LHFS that were elected to be measured at fair value. Trading loans, included in other trading assets, were also elected to be measured at fair value.

	June 30, 2020			December 31, 2019
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,811	$1,963	$(152)	$2,948	$2,982	$(34)
LHFS at fair value	5,515	5,209	306	5,673	5,563	110

Nonrecurring Fair Value Measurements
The following table provides information about certain assets measured at fair value on a nonrecurring basis. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end. These assets are considered to be Level 3 assets (2019 excludes PCI).

	2020		2019
As of / For The Six Months Ended June 30, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
LHFS	$416	$(55)	$—	$—
Loans and leases	142	(27)	113	(20)
Foreclosed real estate	43	(104)	36	(117)

At June 30, 2020, LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at the lower of cost or market. The table above excludes $392 million of LHFS carried at cost at June 30, 2020 that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value. Excluding government guaranteed loans, the Company held $102 million in nonperforming LHFS at June 30, 2020 and $107 million of nonperforming LHFS at December 31, 2019. LHFS that were 90 days or more past due and still accruing interest were not material at June 30, 2020. Loans and leases are primarily collateral dependent and may be subject to liquidity adjustments. Refer to “Note 1. Basis of Presentation” for additional discussion of individually evaluated loans and leases. Foreclosed real estate is measured at the lower of cost or fair value less costs to sell and consists primarily of residential homes, commercial properties, and vacant lots.

Financial Instruments Not Recorded at Fair Value

For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instrument. Values obtained relate to trading without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various instruments.

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

		June 30, 2020		December 31, 2019
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Loans and leases HFI, net of ALLL	Level 3	$309,123	$311,802	$298,293	$298,586
Financial liabilities:
Time deposits	Level 2	30,562	30,818	35,896	35,885
Long-term debt	Level 2	42,133	42,849	41,339	42,051

The carrying value of unfunded commitments was $431 million and $373 million at June 30, 2020 and December 31, 2019, respectively.
Truist Financial Corporation 39

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	$23,701	$607	$—	$23,701	$113	$(25)
Options hedging long-term debt	3,407	—	(5)	3,407	—	(2)
Swaps hedging commercial loans	43	—	—	44	—	—
Total	27,151	607	(5)	27,152	113	(27)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	150,930	4,179	(1,002)	144,473	1,817	(673)
Options	25,159	68	(22)	25,938	28	(19)
Forward commitments	3,952	13	(12)	7,907	6	(7)
Other	2,782	—	—	1,807	—	—
Equity contracts	40,737	1,669	(2,048)	38,426	1,988	(2,307)
Credit contracts:
Loans and leases	744	—	(7)	894	—	(34)
Risk participation agreements	7,978	—	(11)	6,696	—	(2)
Total return swaps	1,543	95	(17)	2,531	27	(11)
Foreign exchange contracts	12,247	149	(162)	12,986	144	(164)
Commodity	2,821	206	(202)	2,659	67	(65)
Total	248,893	6,379	(3,483)	244,317	4,077	(3,282)
Mortgage banking:
Interest rate contracts:
Swaps	422	—	—	535	—	—
Interest rate lock commitments	9,682	214	—	4,427	34	(2)
When issued securities, forward rate agreements and forward commitments	13,287	4	(86)	11,997	10	(18)
Other	435	—	—	603	2	—
Total	23,826	218	(86)	17,562	46	(20)
MSRs:
Interest rate contracts:
Swaps	19,549	—	—	19,196	—	—
Options	262	6	—	1,519	22	(2)
When issued securities, forward rate agreements and forward commitments	1,441	13	—	5,560	2	(5)
Other	671	—	—	567	—	—
Total	21,923	19	—	26,842	24	(7)
Total derivatives not designated as hedges	294,642	6,616	(3,569)	288,721	4,147	(3,309)
Total derivatives	$321,793	7,223	(3,574)	$315,873	4,260	(3,336)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,819)	1,819		(1,708)	1,708
Cash collateral (received) posted for amounts subject to master netting arrangements		(1,190)	1,307		(499)	1,262
Net amount		$4,214	$(448)		$2,053	$(366)

40 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the consolidated balance sheet:

June 30, 2020 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in the Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,912	$(2,485)	$3,427	$(5)	$3,422
Derivatives not subject to master netting arrangement or similar arrangement	657	—	657	(1)	656
Exchange traded derivatives	654	(524)	130	—	130
Total derivative assets	$7,223	$(3,009)	$4,214	$(6)	$4,208
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,913)	$2,602	$(311)	$1	$(310)
Derivatives not subject to master netting arrangement or similar arrangement	(137)	—	(137)	19	(118)
Exchange traded derivatives	(524)	524	—	—	—
Total derivative liabilities	$(3,574)	$3,126	$(448)	$20	$(428)

December 31, 2019 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in the Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,516	$(2,003)	$1,513	$(17)	$1,496
Derivatives not subject to master netting arrangement or similar arrangement	138	—	138	(1)	137
Exchange traded derivatives	606	(204)	402	—	402
Total derivative assets	$4,260	$(2,207)	$2,053	$(18)	$2,035
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,939)	$2,761	$(178)	$22	$(156)
Derivatives not subject to master netting arrangement or similar arrangement	(193)	5	(188)	11	(177)
Exchange traded derivatives	(204)	204	—	—	—
Total derivative liabilities	$(3,336)	$2,970	$(366)	$33	$(333)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	June 30, 2020			December 31, 2019
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$444	$—	$55	$473	$—	$65
Loans and leases	494	6	13	528	3	15
Long-term debt	28,563	1,107	22	28,557	174	23

Truist Financial Corporation 41

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Pre-tax gain (loss) recognized in OCI:
Deposits	$—	$(33)	$—	$(43)
Short-term borrowings	—	12	—	2
Long-term debt	—	(58)	—	(78)
Total	$—	$(79)	$—	$(119)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(4)	(1)	$(6)	$1
Short-term borrowings	(4)	—	(8)	1
Long-term debt	(7)	(1)	(15)	1
Total	$(15)	$(2)	$(29)	$3

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
AFS securities:
Amounts related to interest settlements	$—	$—	$—	$—
Recognized on derivatives	—	(10)	—	(17)
Recognized on hedged items	(2)	8	(4)	13
Net income (expense) recognized	(2)	(2)	(4)	(4)
Loans and leases:
Amounts related to interest settlements	—	—	—	—
Recognized on derivatives	—	(14)	(3)	(22)
Recognized on hedged items	(1)	14	1	22
Net income (expense) recognized	(1)	—	(2)	—
Long-term debt:
Amounts related to interest settlements	88	(16)	104	(38)
Recognized on derivatives	8	192	930	308
Recognized on hedged items	(7)	(188)	(929)	(296)
Net income (expense) recognized	89	(12)	105	(26)
Net income (expense) recognized, total	$86	$(14)	$99	$(30)

The following table presents information about the Company's cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$—	$—
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(79)	(101)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(34)	(37)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$(46)	$(57)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(5)	(6)
42 Truist Financial Corporation

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2020	2019	2020	2019
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$37	$16	$(27)	$26
Foreign exchange contracts	Investment banking and trading income	(26)	(1)	81	1
Equity contracts	Investment banking and trading income and other income	3	—	(7)	—
Credit contracts	Investment banking and trading income and other income	(153)	—	306	—
Commodity contracts	Investment banking and trading income	1	—	4	—
Mortgage banking:
Interest rate contracts	Residential mortgage income	(26)	(19)	(148)	(34)
Interest rate contracts	Commercial real estate related income	(2)	—	—	—
MSRs:
Interest rate contracts	Residential mortgage income	42	83	537	137
Interest rate contracts	Commercial real estate related income	2	—	22	—
Total		$(122)	$79	$768	$130

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

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the dealer experiences a loss on the derivative, such as an interest rate swap, due to a failure to pay by the client, on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At June 30, 2020, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Risk participation agreements:
Maximum potential amount of exposure	$471	$291
Total return swaps:
Cash collateral held	562	653

Truist Financial Corporation 43

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Jun 30, 2020	Dec 31, 2019
Dealer and other counterparties:
Cash and other collateral received from counterparties	$1,196	$514
Derivatives in a net gain position secured by collateral received	1,313	615
Unsecured positions in a net gain with counterparties after collateral postings	117	101
Cash collateral posted to dealer counterparties	1,306	1,255
Derivatives in a net loss position secured by collateral	1,371	1,300
Additional collateral that would have been posted had the Company's credit ratings dropped below investment grade	6	12
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	71	30
Derivatives in a net loss position	24	31
Securities pledged to central counterparties clearing	656	513

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2020	2019	2020	2019
Net income available to common shareholders	$902	$842	$1,888	$1,591
Weighted average number of common shares	1,347,512	765,958	1,345,942	765,052
Effect of dilutive outstanding equity-based awards	8,322	8,645	10,867	9,277
Weighted average number of diluted common shares	1,355,834	774,603	1,356,809	774,329
Basic EPS	$0.67	$1.10	$1.40	$2.08
Diluted EPS	$0.67	$1.09	$1.39	$2.06
Anti-dilutive awards	5,081	26	2,806	18

NOTE 18. Operating Segments

Truist operates and measures business activity across three segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings, with functional activities included in Other, Treasury, and Corporate. The Company's business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. For additional information, see "Note 21. Operating Segments" of the Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH
	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$1,843	$835	$1,351	$751	$33	$35
Net intersegment interest income (expense)	313	210	(55)	(109)	(10)	(10)
Segment net interest income	2,156	1,045	1,296	642	23	25
Allocated provision for credit losses	270	123	533	51	6	2
Segment net interest income after provision	1,886	922	763	591	17	23
Noninterest income	1,006	580	624	251	598	570
Noninterest expense	1,969	898	884	326	449	444
Income (loss) before income taxes	923	604	503	516	166	149
Provision (benefit) for income taxes	218	146	94	107	41	38
Segment net income (loss)	$705	$458	$409	$409	$125	$111

Identifiable assets (period end)	$167,665	$78,608	$198,843	$86,501	$7,360	$7,162

44 Truist Financial Corporation

			OT&C (1)		Total
			2020	2019	2020	2019
Net interest income (expense)			$221	$69	$3,448	$1,690
Net intersegment interest income (expense)			(248)	(91)	—	—
Segment net interest income			(27)	(22)	3,448	1,690
Allocated provision for credit losses			35	(4)	844	172
Segment net interest income after provision			(62)	(18)	2,604	1,518
Noninterest income			195	(49)	2,423	1,352
Noninterest expense			576	83	3,878	1,751
Income (loss) before income taxes			(443)	(150)	1,149	1,119
Provision (benefit) for income taxes			(162)	(57)	191	234
Segment net income (loss)			$(281)	$(93)	$958	$885

Identifiable assets (period end)			$130,468	$58,601	$504,336	$230,872

Six Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH
	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$3,703	$1,663	$2,885	$1,491	$69	$69
Net intersegment interest income (expense)	703	403	(254)	(213)	(21)	(22)
Segment net interest income	4,406	2,066	2,631	1,278	48	47
Allocated provision for credit losses	707	254	932	71	7	4
Segment net interest income after provision	3,699	1,812	1,699	1,207	41	43
Noninterest income	2,073	1,086	1,084	494	1,155	1,085
Noninterest expense	3,957	1,778	1,771	641	889	861
Income (loss) before income taxes	1,815	1,120	1,012	1,060	307	267
Provision (benefit) for income taxes	428	272	185	220	77	68
Segment net income (loss)	$1,387	$848	$827	$840	$230	$199

Identifiable assets (period end)	$167,665	$78,608	$198,843	$86,501	$7,360	$7,162

			OT&C (1)		Total
			2020	2019	2020	2019
Net interest income (expense)			$441	$163	$7,098	$3,386
Net intersegment interest income (expense)			(428)	(168)	—	—
Segment net interest income			13	(5)	7,098	3,386
Allocated provision for credit losses			91	(2)	1,737	327
Segment net interest income after provision			(78)	(3)	5,361	3,059
Noninterest income			72	(111)	4,384	2,554
Noninterest expense			692	239	7,309	3,519
Income (loss) before income taxes			(698)	(353)	2,436	2,094
Provision (benefit) for income taxes			(275)	(149)	415	411
Segment net income (loss)			$(423)	$(204)	$2,021	$1,683

Identifiable assets (period end)			$130,468	$58,601	$504,336	$230,872
(1) Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

Truist Financial Corporation 45

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

Government Response to COVID-19

Congress, the FRB and the other U.S. state and federal financial regulatory agencies, as well as state legislatures and officials, have taken actions to mitigate disruptions to economic activity and financial stability resulting from COVID-19 and may continue to evolve such approaches and requirements in ways that further impact the business of the Company. The descriptions below summarize certain significant government actions taken in response to the COVID-19 pandemic. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs summarized.

The CARES Act

The CARES Act was signed into law on March 27, 2020 and subsequently has been amended several times. Among other provisions the CARES Act includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of loans. One of the key CARES Act programs is the PPP, which temporarily expands the Small Business Administration’s business loan guarantee program through August 8, 2020. PPP loans are available to a broader range of entities than ordinary Small Business Administration loans, require deferral of principal and interest repayment, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or 24-week covered period.

The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency. FNMA, FHLMC, FHA and VA have extended their moratorium on foreclosures and evictions for single-family federally backed mortgages until at least August 31, 2020.

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

FRB facilities and programs established, or in the process of being established, include:

•a PPP Liquidity Facility to provide financing related to PPP loans made by banks;
•three Main Street Loan Facilities to purchase loan participations, under specified conditions, from banks lending to small and medium sized U.S. businesses;
•a Primary Dealer Credit Facility to provide liquidity to primary dealers through a secured lending facility;
•a Commercial Paper Funding Facility to purchase the commercial paper of certain U.S. issuers;
46 Truist Financial Corporation

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

Stress Capital Buffer and CCAR

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

On June 25, 2020, the FRB provided Truist with a preliminary SCB of 2.7% and will provide the final SCB by August 31, 2020. The SCB will be effective from October 1, 2020 through September 30, 2021, at which point a revised SCB will be calculated and provided to Truist. Truist has reviewed the results of the 2020 CCAR supervisory stress test and noted that the modeled outcomes shown by the FRB differ from those calculated by the Company. Truist believes those differences are attributable to the application of purchase accounting associated with the Merger. Purchase accounting adjustments could result in a reduction in provision expense and an increase in pre-provision net revenue. These differences could result in higher capital ratios than were reflected in the CCAR results.

At the same time, the FRB took several actions following its stress tests in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the FRB will require certain large banking organizations, including Truist, to suspend share repurchases, cap dividend payments to the amount paid in the second quarter, and further limit dividends according to a formula based on recent income. The FRB is also requiring banks to re-evaluate their longer-term capital plans.

These large banking organizations, including Truist, will be required to resubmit and update their capital plans later this year to reflect current stresses caused by the COVID-19 pandemic, and the FRB will conduct additional analysis each quarter to determine if adjustments to this response are appropriate.

Truist Financial Corporation 47

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

Loan modifications

In response to the COVID-19 pandemic, banking regulators have encouraged financial institutions to support borrowers impacted by COVID-19. Refer to “Note 1. Basis of Presentation” for Truist’s policy related to COVID-19 loan modifications.

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

Volcker Rule

In June 2020, the five regulatory agencies charged with implementing the Volcker Rule finalized amendments to the Volcker Rule’s restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These requirements are not expected to have a material impact on Truist's consolidated financial position, results of operations or cash flows.

48 Truist Financial Corporation

Executive Overview

Overview of Significant Events and Financial Results

Recent Events

Effective December 6, 2019, the Company completed the Merger. Reported results for Truist reflect heritage BB&T prior to the completion of the Merger and results from both BB&T and SunTrust from the Merger closing date forward. As such, comparative income statement data in this MD&A for 2019 is only for heritage BB&T. Significant Merger updates include:

•In January 2020, Truist officially launched the Truist brand and visual identity, and Truist’s purpose: “Inspire and build better lives and communities,” along with its mission and values.
•In March 2020, the purchase of the new Charlotte, NC headquarters building was completed and the building was renamed Truist Center.
•Purchase accounting valuations for loans and intangibles were updated during 2020 resulting in a $193 million reduction in the fair value mark for loans, a $202 million increase in CDI and other intangibles and a $310 million reduction in goodwill.
•In July 2020, Truist completed the previously announced divestiture of 30 branches with $425 million in loans and leases and $2.2 billion in deposits.
•During 2020, Truist branded Truist Securities, Truist Insurance and Truist Foundation, introduced Advisor Desktop to heritage BB&T Financial Advisors and consolidated social media platform leveraging Truist.com.
•Truist remains committed to achieving $1.6 billion in net cost saves on a run rate basis by the fourth quarter of 2022, excluding changes in net pension costs for 2021 and 2022.

The Company is closely monitoring the COVID-19 pandemic and its effects on clients, counterparties and the financial markets in which the Company conducts business. The Company expects the effects of this health crisis, which include disruptions or restrictions in clients’ supply chains, closures of clients’ facilities or decreases in demand for clients’ products and services, to continue to adversely impact economic conditions. Also related to the health crisis, the U.S. has been operating under a presidential declared emergency since March 13, 2020, with various actions by the U.S. Congress and regulatory agencies. As a result of COVID-19, the Company experienced the decline of asset prices, reduction in interest rates, widening of credit spreads, borrower and counterparty credit deterioration and market volatility. Although the Company is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis is likely to adversely impact its future operating results.

Truist acted swiftly to support our clients, teammates and communities during the COVID-19 pandemic. The following are some significant actions related to our crisis response.

•Third largest PPP lender based on gross fundings and the carrying value of PPP loans was $12.0 billion as of June 30, 2020.
•Provided accommodations to clients on $21.2 billion of commercial loans, $13.8 billion of consumer loans, and $211 million of credit card loans as of June 30, 2020, representing 11.2% of loans and leases held for investment.
•Pledged $50 million in philanthropic support through the Truist Cares initiative that is providing aid for basic needs, medical supplies and financial hardship across the nation, as well as grants to Truist’s community partners to support and expand technology initiatives and programs for youth, seniors, small businesses and people to rebuild, restore and create thriving communities.
•Provided support for clients through payment relief assistance, including payments deferrals, waiving certain fees and offering additional accommodations.
•Implemented multiple strategies to keep our branches operational and clients safe, including lobby access by appointment and the extensive use of drive-thrus. Truist created an online, automated process for the PPP and began to accept applications during the first weekend of the program. Additionally, Truist funded extensive line draws for commercial clients to help them fund liquidity and working capital needs during the onset of the pandemic. The majority of the line draws were repaid during the second quarter as the government programs were implemented and clients better understood their liquidity needs.
•Provided support for teammates including additional paid time off, flexibility and family care benefits. Provided teammates who have base pay below $100,000 annually a one-time pre-tax bonus of $1,200 in March to recognize their ongoing commitment to our clients and help alleviate some of the financial pressures caused by the pandemic. Enabled alternative work strategies that allowed more than half of our teammates to work remotely. Offered an additional onsite special pay rate of $6.25 per hour or $50 per day for teammates required to work in offices. Truist has temporarily limited access to certain offices, limited branches to drive-thru and appointment only, suspended some services and the majority of the Company’s workforce is working remotely.

See Part II, Item 1A, “Risk Factors,” in this Form 10-Q for additional information regarding risks related to the effects of COVID-19.

Truist Financial Corporation 49

Truist is committed to addressing racial and social inequity and has taken a number of actions to expand efforts towards advancing equity, economic empowerment and education for clients, communities and teammates, including:

•Observed Juneteenth holiday.
•Hosted more than 200 “Days of Understanding” sessions to date with teammates, with more scheduled this year, that are designed to encourage bold dialogue on real-world topics in an open, trusting environment.
•Scheduled virtual town hall meetings and discussion forums for teammates to share candid, personal experiences.
•Rolled out unconscious bias training for teammates and executive leadership, with plans to host 50 sessions in the second half of the year.
•Hosted more than 100 Business Resource Group events to date this year to bring teammates together and discuss a broad range of cultural topics to create awareness and understanding of different communities. Many of these events are celebrations of inclusion months, but we also host executive panels on pertinent topics to lead with empathy, including the racial injustices that have occurred; the bigotry that came out of COVID-19 toward Asian-Americans; and how to be an ally for our LGBTQ+ teammates.
•CEO Kelly King signed the pledge with CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace.
•The entire Executive Leadership Team is part of the Truist Executive Inclusion and Diversity Council, which provides oversight and accountability.
•To advance equity in a meaningful way, Truist launched a working group led by two members of our Executive Leadership Team and leaders of our African American Business Resource Group. Truist has also asked several community partners to help shape and guide its long-term actions.

Executive Leadership Changes

On June 30, 2020, Truist announced that Kimberly Moore-Wright, Chief Human Resources Officer, has been named to the Truist Executive Leadership team, effectively immediately. In December 2019, Moore-Wright was named Chief Human Resources Officer. Prior to that, Moore-Wright was the Director of Marketing and Digital Sales between January 2016 and November 2019 and the Director of Retail and Commercial Marketing Strategy between January 2012 and December 2015.

As part of the new reporting structure to elevate the areas of human resources and inclusion and diversity, both Moore-Wright and Ellen Fitzsimmons, Chief Legal Officer and Head of Enterprise Diversity, will report directly to the Chairman and CEO, Kelly King.

Financial Results

Net income available to common shareholders for the second quarter of 2020 totaled $902 million, up 7.1%, compared with the second quarter last year. On a diluted per common share basis, earnings for the second quarter of 2020 were $0.67, a decrease of $0.42 compared to the second quarter of 2019. Truist's results of operations for the second quarter of 2020 produced an annualized return on average assets of 0.75% and an annualized return on average common shareholders' equity of 5.90% compared to prior year returns of 1.55% and 11.98%, respectively. Results for the second quarter of 2020 included merger-related and restructuring charges of $209 million ($160 million after-tax), incremental operating expenses related to the merger of $129 million ($99 million after-tax), securities gains of $300 million ($230 million after-tax), and losses from the early extinguishment of long-term debt of $235 million ($180 million after-tax). Results for the second quarter of 2019 included $23 million ($19 million after-tax) of merger-related and restructuring charges and $9 million ($7 million after-tax) of incremental operating expenses related to the Merger.

Truist’s revenue for the second quarter of 2020 was $5.9 billion. On a TE basis, revenue was also $5.9 billion for the second quarter of 2020, an increase of $2.8 billion compared to the same period in 2019, which reflects an increase of $1.8 billion in TE net interest income and an increase of $1.1 billion in noninterest income.

The increase in net interest income was primarily due to the Merger, as average loans and leases increased $174.9 billion and average securities increased $29.0 billion. In addition, average other earning assets increased $39.8 billion due to higher interest bearing balances at the Federal Reserve as Truist increased liquidity in view of economic uncertainty and to increase Truist’s capacity to support clients.

NIM was 3.13% for the second quarter of 2020, down 29 basis points compared to the prior year. Average earning assets increased $246.0 billion, while average interest-bearing liabilities increased $182.7 billion and noninterest-bearing deposits increased $61.2 billion. The annualized TE yield on the total loan portfolio for the second quarter of 2020 was 4.19%, down 86 basis points compared to the prior year. The annualized TE yield on the average securities portfolio was 2.37%, down 25 basis points compared to the prior year.

50 Truist Financial Corporation

The provision for credit losses was $844 million compared to $172 million for the second quarter of 2019. The increase in the provision for credit losses reflects a build to the allowance for credit losses due to increased economic stress associated with the pandemic and specific consideration of its impact on certain industries, the impact of the merger, and the effect of applying the CECL methodology in the current quarter compared to the incurred loss methodology in the earlier quarter. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. Net charge-offs were 0.39% of average loans and leases on an annualized basis for the second quarter of 2020, up one basis point compared to the second quarter of 2019.

Noninterest income for the second quarter of 2020 increased $1.1 billion compared to the earlier quarter. The current quarter includes $300 million of securities gains from the sale of non-agency mortgage-backed securities. Excluding the securities gains, noninterest income increased $771 million, with nearly all categories of noninterest income being impacted by the Merger. In addition to these impacts, insurance income was a record $581 million and residential mortgage banking income was up due to strong production and refinance activity driven by the declining rate environment, while service charges on deposits were lower due to reduced overdraft incident rates and refunds and waivers to support clients impacted by the COVID-19 pandemic.

Noninterest expense for the second quarter of 2020 was up $2.1 billion compared to the earlier quarter. The current quarter was impacted by $235 million of losses on the early extinguishment of long-term debt. Excluding merger-related and restructuring charges, incremental operating expenses related to the Merger and losses on the early extinguishment of long-term debt, noninterest expense was up $1.6 billion, primarily reflecting the impact of the Merger. In addition to the impacts of the merger, operating costs were elevated due to COVID-19, which resulted in an additional $115 million of expenses compared to the second quarter of 2019. This was primarily related to additional on-site pay for teammates, net occupancy costs for enhanced cleaning and teammate support expenses. Amortization of intangibles increased $146 million due to the intangibles recognized in the merger.

The provision for income taxes was $191 million for the second quarter of 2020, compared to $234 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2020 of 16.6%, compared to 20.9% for the earlier quarter. The lower effective tax rate is primarily due to higher favorable permanent tax items and income tax credits earned in the current year.

Truist's total assets at June 30, 2020 were $504.3 billion, an increase of $31.3 billion compared to December 31, 2019. The increase in total assets was primarily driven by an increase of $12.9 billion in total loans and leases primarily due to an increase in commercial and industrial loans as a result of PPP loans and other customer line draws. In addition, interest-bearing deposits with banks increased $21.1 billion reflecting higher balances held at the Federal Reserve.

Total deposits at June 30, 2020 were $376.2 billion, an increase of $41.5 billion compared to December 31, 2019. The growth in deposits reflects solid growth in all non-time deposit products due to a flight to quality and the government stimulus programs.

Asset quality ratios were relatively stable at June 30, 2020, tempered by CARES Act relief. As of June 30, 2020, nonperforming assets were 0.25% of total assets. The allowance for loan and lease loss coverage ratio was 5.24x nonperforming loans and leases held for investment, compared to 3.41x at December 31, 2019. The higher coverage ratio reflects the CECL adoption build of $3.1 billion, as well as $1.1 billion of reserve build in 2020 in connection with COVID-19 and the economic downturn. Commercial credit quality indicators reflect proactive grading changes for the current environment.

Truist maintained strong capital and liquidity. As of June 30, 2020, the CET1 ratio was 9.7% and the average LCR was 116%. During the six months ended June 30, 2020, Truist issued $2.6 billion of preferred stock and redeemed $500 million of Series K preferred stock. In August 2020, Truist issued $925 million of preferred stock. The Company issued $5.8 billion of senior and subordinated long-term debt. Truist declared common dividends of $0.450 per share during the second quarter of 2020. Additionally, in August 2020, the Company issued $750 million of senior notes with an interest rate of 1.125% maturing 2027.The dividend and total payout ratios for the second quarter of 2020 were 67.2%. As previously communicated at the time of the Merger announcement, Truist suspended its share repurchase program until capital ratios return to higher levels. In July 2020, Truist declared common dividends of $0.450 per share for the third quarter of 2020.
Truist Financial Corporation 51

Analysis of Results of Operations

Net Interest Income and NIM

Second Quarter 2020 compared to Second Quarter 2019

Net interest margin was 3.13%, down 29 basis points compared to the earlier quarter. Average earning assets increased $246.0 billion. The increase in average earning assets reflects a $174.9 billion increase in average total loans and leases and a $29.0 billion increase in average securities. Average other earning assets increased $39.8 billion primarily due to higher interest-bearing balances at the Federal Reserve. Average interest-bearing liabilities increased $182.7 billion compared to the earlier quarter. Average interest-bearing deposits increased $149.7 billion, average long-term debt increased $32.3 billion and average short-term borrowings increased $631 million. The significant increases in earnings assets and liabilities are primarily due to the Merger, as well as impacts from the COVID-19 pandemic and the resulting government stimulus programs.

The yield on the total loan portfolio for the second quarter of 2020 was 4.19%, down 86 basis points compared to the earlier quarter, reflecting the impact of rate decreases and the deferral of interest for loans granted an accommodation in connection with COVID-19, partially offset by purchase accounting accretion from merged loans. The yield on the average securities portfolio was 2.37%, down 25 basis points compared to the earlier period primarily due to higher premium amortization.

The average cost of total deposits was 0.22%, down 46 basis points compared to the earlier quarter. The average cost of interest-bearing deposits was 0.32%, down 70 basis points compared to the earlier quarter. The average rate on short-term borrowings was 1.24%, down 116 basis points compared to the earlier quarter. The average rate on long-term debt was 1.52%, down 181 basis points compared to the earlier quarter. The lower rates on interest-bearing liabilities reflect the lower rate environment. The lower rates on long-term debt also reflect the amortization of the fair value mark on the assumed debt and the issuance of new long-term debt.

Six Months of 2020 compared to Six Months of 2019

The net interest margin was 3.34% for the six months ended June 30, 2020, down 13 basis points compared to the earlier period. Average earning assets increased $230.9 billion, which primarily reflects a $166.9 billion increase in average total loans and leases, a $31.0 billion increase in average other earning assets and a $29.0 billion increase in average securities. The increase in average other earning assets primarily reflects higher interest-bearing balances at the Federal Reserve. Average interest-bearing liabilities increased $176.5 billion, driven by an increase of $141.7 billion in average interest-bearing deposits, an increase of $27.8 billion in average long-term debt and an increase of $6.9 billion in average short-term borrowings. The significant increases in earnings assets and liabilities are primarily due to the Merger, as well as impacts from the COVID-19 pandemic and the resulting government stimulus programs.

The yield on the total loan portfolio for the six months ended June 30, 2020 was 4.57%, down 48 basis points compared to the earlier period, reflecting the impact of rate decreases and interest reserves that were recorded to reflect management’s best estimate of interest related to loans that had been granted an accommodation in connection with COVID-19 that may prove to be uncollectible, partially offset by purchase accounting accretion from merged loans. The yield on the average securities portfolio for the six months ended June 30, 2020 was 2.49%, down 12 basis points compared to the earlier period primarily due to higher premium amortization.

The average cost of total deposits was 0.35%, down 31 basis points compared to the earlier period. The average cost of interest-bearing deposits was 0.50%, down 49 basis points compared to the earlier period. The average rate on short-term borrowings was 1.60%, down 77 basis points compared to the earlier period. The average rate on long-term debt was 1.90%, down 141 basis points compared to the earlier period. The decrease in rates on deposits was largely attributable to deposit rate cuts consistent with a lower rate environment.

As of June 30, 2020, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $3.1 billion, $37 million and $262 million, respectively. The remaining unamortized fair value mark on loans and leases consists of $1.4 billion for commercial loans and leases and $1.7 billion for consumer loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as prepayments occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
52 Truist Financial Corporation

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2020	2019	2020	2019	2020	2019		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,237	$2,662	1.88%	2.04%	$10	$14	$(4)	$(1)	$(3)
GSE	1,844	2,440	2.33	2.25	12	13	(1)	—	(1)
Agency MBS	70,374	40,112	2.35	2.57	413	258	155	(24)	179
States and political subdivisions	505	566	3.57	4.37	4	6	(2)	(1)	(1)
Non-agency MBS	162	302	16.71	13.28	7	10	(3)	2	(5)
Other	37	33	2.27	3.85	—	1	(1)	(1)	—
Total securities	75,159	46,115	2.37	2.62	446	302	144	(25)	169
Interest earning trading assets	3,700	1,456	4.19	2.25	39	8	31	11	20
Other earning assets (3)	41,531	1,711	0.28	2.88	28	12	16	(21)	37
Loans and leases, net of unearned income: (4)
Commercial and industrial	152,991	62,563	3.16	4.35	1,204	679	525	(228)	753
CRE	27,804	16,854	3.26	4.97	227	210	17	(88)	105
Commercial Construction	6,748	3,894	3.70	5.32	61	50	11	(19)	30
Lease financing	5,922	2,122	4.71	3.29	70	17	53	10	43
Residential mortgage	52,380	32,066	4.65	4.00	608	321	287	59	228
Residential home equity and direct	27,199	11,687	5.78	5.97	391	173	218	(6)	224
Indirect auto	24,721	11,633	6.63	8.71	407	254	153	(73)	226
Indirect other	11,282	6,246	7.18	6.63	201	102	99	9	90
Student	7,633	—	4.55	—	87	—	87	—	87
Credit card	4,949	2,970	9.27	8.94	114	67	47	3	44
PCI	—	432	—	21.63	—	24	(24)	—	(24)
Total loans and leases HFI	321,629	150,467	4.21	5.05	3,370	1,897	1,473	(333)	1,806
LHFS	4,806	1,090	3.04	4.17	36	11	25	(4)	29
Total loans and leases	326,435	151,557	4.19	5.05	3,406	1,908	1,498	(337)	1,835
Total earning assets	446,825	200,839	3.52	4.45	3,919	2,230	1,689	(372)	2,061
Nonearning assets	67,895	28,410
Total assets	$514,720	$229,249
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$97,863	$27,708	0.23	0.65	55	45	10	(44)	54
Money market and savings	126,071	63,394	0.18	1.03	57	163	(106)	(194)	88
Time deposits	33,009	15,730	1.09	1.58	89	63	26	(24)	50
Foreign office deposits - interest-bearing	—	379	—	2.43	—	2	(2)	—	(2)
Total interest-bearing deposits (6)	256,943	107,211	0.32	1.02	201	273	(72)	(262)	190
Short-term borrowings	8,998	8,367	1.24	2.40	28	50	(22)	(26)	4
Long-term debt	55,537	23,233	1.52	3.33	211	193	18	(145)	163
Total interest-bearing liabilities	321,478	138,811	0.55	1.49	440	516	(76)	(433)	357
Noninterest-bearing deposits (6)	113,875	52,680
Other liabilities	12,504	6,457
Shareholders' equity	66,863	31,301
Total liabilities and shareholders' equity	$514,720	$229,249
Average interest-rate spread			2.97%	2.96%
NIM/net interest income			3.13%	3.42%	$3,479	$1,714	$1,765	$61	$1,704
Taxable-equivalent adjustment					$31	$24
(1) Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs and dividends.
(2) Total securities include AFS and HTM securities.
(3) Includes cash equivalents, interest-bearing deposits with banks, FHLB stock and other earning assets.
(4) Fees, which are not material for any of the periods shown, are included for rate calculation purposes. NPLs are included in the average balances.
(5) Excludes basis adjustments for fair value hedges.
(6) Total deposit costs were 0.22% and 0.68% for the three months ended June 30, 2020 and 2019, respectively.
Truist Financial Corporation 53

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2020	2019	2020	2019	2020	2019		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,255	$2,980	1.91%	2.02%	$21	$30	$(9)	$(2)	$(7)
GSE	1,850	2,429	2.33	2.24	22	27	(5)	1	(6)
Agency MBS	70,595	40,078	2.48	2.58	874	516	358	(21)	379
States and political subdivisions	518	593	3.57	4.04	9	12	(3)	(1)	(2)
Non-agency MBS	174	308	16.71	12.89	15	20	(5)	5	(10)
Other	38	35	2.65	3.90	—	1	(1)	(1)	—
Total securities	75,430	46,423	2.49	2.61	941	606	335	(19)	354
Interest earning trading assets	5,017	1,031	4.09	2.25	103	12	91	16	75
Other earning assets (3)	32,641	1,653	0.74	5.06	120	41	79	(65)	144
Loans and leases, net of unearned income: (4)
Commercial and industrial	142,367	61,970	3.70	4.34	2,623	1,335	1,288	(222)	1,510
CRE	27,425	16,820	3.75	4.98	514	417	97	(120)	217
Commercial Construction	6,578	4,006	4.27	5.33	137	104	33	(24)	57
Lease financing	5,996	2,071	4.49	3.31	135	34	101	16	85
Residential mortgage	52,687	31,720	4.56	4.07	1,202	645	557	86	471
Residential home equity and direct	27,381	11,685	6.19	5.95	843	344	499	14	485
Indirect auto	24,848	11,471	6.76	8.67	835	494	341	(129)	470
Indirect other	11,116	6,138	7.27	6.60	402	200	202	22	180
Student	7,710	—	4.97	—	191	—	191	—	191
Credit card	5,242	2,946	9.49	8.98	247	132	115	8	107
PCI	—	444	—	19.77	—	44	(44)	—	(44)
Total loans and leases HFI	311,350	149,271	4.60	5.06	7,129	3,749	3,380	(349)	3,729
LHFS	5,741	910	3.10	4.25	89	19	70	(7)	77
Total loans and leases	317,091	150,181	4.57	5.05	7,218	3,768	3,450	(356)	3,806
Total earning assets	430,179	199,288	3.91	4.47	8,382	4,427	3,955	(424)	4,379
Nonearning assets	65,956	28,133
Total assets	$496,135	$227,421
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$91,435	$27,665	0.41	0.62	184	85	99	(38)	137
Money market and savings	123,504	63,360	0.38	0.99	235	313	(78)	(263)	185
Time deposits	34,289	16,059	1.19	1.54	203	123	80	(33)	113
Foreign office deposits - interest-bearing	—	400	—	2.43	—	5	(5)	—	(5)
Total interest-bearing deposits (6)	249,228	107,484	0.50	0.99	622	526	96	(334)	430
Short-term borrowings	13,949	7,003	1.60	2.37	111	82	29	(33)	62
Long-term debt	51,042	23,240	1.90	3.31	483	385	98	(215)	313
Total interest-bearing liabilities	314,219	137,727	0.78	1.45	1,216	993	223	(582)	805
Noninterest-bearing deposits (6)	103,505	52,484
Other liabilities	12,274	6,287
Shareholders' equity	66,137	30,923
Total liabilities and shareholders' equity	$496,135	$227,421
Average interest-rate spread			3.13%	3.02%
NIM/net interest income			3.34%	3.47%	$7,166	$3,434	$3,732	$158	$3,574
Taxable-equivalent adjustment					$68	$48
(1) Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs and dividends.
(2) Total securities include AFS and HTM securities.
(3) Includes cash equivalents, interest-bearing deposits with banks, FHLB stock and other earning assets.
(4) Fees, which are not material for any of the periods shown, are included for rate calculation purposes. NPLs are included in the average balances.
(5) Excludes basis adjustments for fair value hedges.
(6) Total deposit costs were 0.35% and 0.66% for the six months ended June 30, 2020 and 2019, respectively.
54 Truist Financial Corporation

Provision for Credit Losses

Second Quarter 2020 compared to Second Quarter 2019

The provision for credit losses was $844 million, compared to $172 million for the earlier quarter. The increase in the provision for credit losses reflects a build to the allowance for credit losses due to increased economic stress associated with the pandemic and specific consideration of its impact on certain industries, the impact of the Merger, and the effect of applying the CECL methodology in the current quarter compared to the incurred loss methodology in the earlier quarter. Net charge-offs for the second quarter of 2020 totaled $316 million compared to $142 million in the earlier quarter. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. The net charge-off rate for the current quarter of 0.39% was up one basis point compared to the second quarter of 2019.

Six Months of 2020 compared to Six Months of 2019

The provision for credit losses was $1.7 billion, compared to $327 million for the earlier period. The increase in the provision for credit losses reflects a build to the allowance for credit losses due to increased economic stress associated with the pandemic and specific consideration of its impact on certain industries, the impact of the Merger, and the effect of applying the CECL methodology in the current period compared to the incurred methodology in the earlier period. Net charge-offs for the six months ended June 30, 2020 were $588 million, compared to $289 million for the earlier period. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. The net charge-off rate was 0.38% of average loans and leases for the six months ended June 30, 2020, compared to 0.39% of average loans and leases for the earlier period.

Noninterest Income

Noninterest income is a significant contributor to Truist's financial results. Management focuses on diversifying its sources of revenue to reduce Truist's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Insurance income	$581	$566	2.7%	$1,130	$1,076	5.0%
Service charges on deposits	202	181	11.6	507	352	44.0
Wealth management income	289	172	68.0	621	335	85.4
Card and payment related fees	171	139	23.0	358	267	34.1
Residential mortgage income	341	91	NM	586	140	NM
Investment banking and trading income	274	48	NM	392	74	NM
Operating lease income	83	35	137.1	160	70	128.6
Income from bank-owned life insurance	45	34	32.4	89	62	43.5
Lending related fees	66	28	135.7	133	53	150.9
Commercial real estate related income	49	22	122.7	93	36	158.3
Securities gains (losses)	300	—	NM	298	—	NM
Other income (loss)	22	36	(38.9)	17	89	(80.9)
Total noninterest income	$2,423	$1,352	79.2	$4,384	$2,554	71.7

Second Quarter 2020 compared to Second Quarter 2019

Noninterest income for the second quarter of 2020 increased $1.1 billion compared to the earlier quarter. The current quarter includes $300 million of securities gains from the sale of non-agency mortgage-backed securities. Excluding the securities gains, noninterest income increased $771 million, with nearly all categories of noninterest income being impacted by the Merger. In addition to the impacts from the Merger, residential mortgage banking income was up due to strong production and refinance activity driven by the declining rate environment, while service charges on deposits were lower due to reduced overdraft incident rates and refunds and waivers to support clients impacted by the COVID-19 pandemic.

Truist Financial Corporation 55

Six Months of 2020 compared to Six Months of 2019

Noninterest income for the six months ended June 30, 2020 increased $1.8 billion compared to the earlier period. The current period includes $298 million of net securities gains primarily from the sale of non-agency mortgage-backed securities in the second quarter of 2020. Excluding the net securities gains, noninterest income increased $1.5 billion, with nearly all categories of noninterest income being impacted by the Merger.

In addition to the impacts from the Merger, residential mortgage banking income was up due to strong production and refinance activity driven by the declining rate environment. Additionally, investment banking and trading income was up, but was negatively impacted by credit valuation adjustments on the derivatives portfolio primarily related to the decline in interest rates and widening of credit spreads. Service charges on deposits were up despite reduced overdraft incident rates and refunds and waivers to support clients impacted by the COVID-19 pandemic. Other income decreased $72 million primarily due to less income from private equity investments and the change in the market value of assets held for certain post-retirement benefits, the latter of which was primarily offset by lower personnel expense.

Noninterest Expense

The following table provides a breakdown of Truist's noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Personnel expense	$2,008	$1,120	79.3%	$3,980	$2,207	80.3%
Net occupancy expense	243	116	109.5	464	238	95.0
Professional fees and outside processing	289	84	NM	536	170	NM
Software expense	216	71	NM	426	143	197.9
Equipment expense	120	68	76.5	236	133	77.4
Marketing and customer development	56	29	93.1	140	56	150.0
Operating lease depreciation	77	29	165.5	148	58	155.2
Loan-related expense	56	30	86.7	118	55	114.5
Amortization of intangibles	178	32	NM	343	64	NM
Regulatory costs	30	19	57.9	59	37	59.5
Merger-related and restructuring charges	209	23	NM	316	103	NM
Loss (gain) on early extinguishment of debt	235	—	NM	235	—	NM
Other expense	161	130	23.8	308	255	20.8
Total noninterest expense	$3,878	$1,751	121.5	$7,309	$3,519	107.7

Second Quarter 2020 compared to Second Quarter 2019

Noninterest expense for the second quarter of 2020 was up $2.1 billion compared to the earlier quarter. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $186 million and $120 million, respectively. In addition, the current quarter was impacted by $235 million of losses on the early extinguishment of long-term debt. On an adjusted basis, noninterest expense was up $1.6 billion, primarily reflecting the impact of the Merger. In addition to the impacts of the Merger, operating costs were elevated due to COVID-19, which resulted in an additional $115 million of expenses compared to the second quarter of 2019. This was primarily related to additional on-site pay for teammates, net occupancy costs for enhanced cleaning and teammate support expenses. Amortization of intangibles increased $146 million due to the intangibles recognized in the Merger.

Six Months of 2020 compared to Six Months of 2019

Noninterest expense for the six months ended June 30, 2020 was up $3.8 billion compared to the earlier period. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $213 million and $192 million, respectively. In addition, the current quarter was impacted by $235 million of losses on the early extinguishment of long-term debt. On an adjusted basis, noninterest expense was up $3.2 billion, primarily reflecting the impact of the Merger. In addition to the impacts of the Merger, operating costs were elevated due to COVID-19, which resulted in an additional $180 million of expenses compared to the earlier period. This was primarily related to additional on-site pay and bonuses for certain teammates, net occupancy costs for enhanced cleaning and teammate support expenses. Amortization of intangibles increased $279 million due to the intangibles recognized in the Merger.

56 Truist Financial Corporation

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(Dollars in millions)	Accrual at Apr 1, 2020	Expense (1)	Utilized	Accrual at Jun 30, 2020 (1)	Accrual at Jan 1, 2020	Expense (1)	Utilized	Accrual at Jun 30, 2020 (1)
Severance and personnel-related	$20	$91	$(27)	$84	$46	$135	$(97)	$84
Occupancy and equipment	—	29	(29)	—	—	48	(48)	—
Professional services	3	81	(81)	3	42	95	(134)	3
Systems conversion and related costs	—	3	(3)	—	—	3	(3)	—
Other adjustments	1	5	(5)	1	1	35	(35)	1
Total	$24	$209	$(145)	$88	$89	$316	$(317)	$88
(1) In connection with the Merger, the Company recognized $204 million of expense for the second quarter of 2020 and $296 million for the six months ended June 30, 2020. At June 30, 2020, the Company had an accrual of $72 million related to the Merger. The remaining expense and accrual relate to activities other than the Merger.

Segment Results

See "Note 18. Operating Segments" herein, and "Note 21. Operating Segments" in Truist's Annual Report on Form 10-K for the year ended December 31, 2019, for additional disclosures related to Truist's reportable business segments, including additional details related to results of operations. Fluctuations in noninterest income and noninterest expense are more fully discussed in the Noninterest Income and Noninterest Expense sections above.

Table 5: Net Income by Reportable Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Consumer Banking and Wealth	$705	$458	53.9%	$1,387	$848	63.6%
Corporate and Commercial Banking	409	409	—	827	840	(1.5)
Insurance Holdings	125	111	12.6	230	199	15.6
Other, Treasury & Corporate	(281)	(93)	NM	(423)	(204)	107.4
Truist Financial Corporation	$958	$885	8.2	$2,021	$1,683	20.1

Second Quarter 2020 compared to Second Quarter 2019

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

CB&W net income was $705 million for the second quarter of 2020, an increase of $247 million compared to the earlier quarter. Segment net interest income increased $1.1 billion primarily due to the Merger. Noninterest income increased $426 million, due to the Merger and higher residential mortgage income as a result of the lower rate environment driving mortgage production through refinance activity. The allocated provision for credit losses increased $147 million primarily due to the Merger as well as increased economic stress associated with the pandemic. Noninterest expense increased $1.1 billion primarily due to operating expenses and amortization of intangibles related to the Merger and additional on-site pay for teammates and net occupancy costs in the current quarter, primarily related to COVID-19.
Truist Financial Corporation 57

CB&W average loans and leases were up $72.0 billion at June 30, 2020, compared to the earlier quarter, primarily driven by the Merger. Average total deposits were up $127.1 billion at June 30, 2020, compared to the earlier quarter, also primarily due to the Merger, along with reduced consumer spending and inflows from stimulus payments in the Retail Community Bank related to COVID-19.

Corporate and Commercial Banking

C&CB serves large, medium and small business clients by offering a variety of loan and deposit products and connecting clients to the combined organization’s broad array of financial services. C&CB includes Corporate and Investment Banking (“CIB”), which delivers a comprehensive range of strategic advisory, capital raising, risk management, financing, liquidity and investment solutions to both public and private companies in the C&CB segment and Wealth. Additionally, C&CB includes Commercial Community Banking, which offers an array of traditional banking products, including lending, cash management and investment banking to commercial clients via CIB. C&CB also includes Commercial Real Estate, which provides a range of credit and deposit services as well as fee-based product offerings to privately held developers, operators, and investors in commercial real estate properties. C&CB also includes Grandbridge Real Estate Capital, which is a fully integrated commercial mortgage banking company that originates commercial and multi-family real estate loans, services loan portfolios and provides asset and portfolio management as well as real estate brokerage services. Treasury Solutions, within C&CB, provides business clients across the organization with services required to manage their payments and receipts, combined with the ability to manage and optimize their deposits across all aspects of their business.

C&CB net income was $409 million for the second quarter of 2020, flat compared to the earlier quarter. Segment net interest income increased $654 million primarily due to the Merger. Noninterest income increased $373 million also primarily due to the Merger. The allocated provision for credit losses increased $482 million primarily due to the Merger, as well as increased economic stress associated with the pandemic and increased losses. Noninterest expense increased $558 million primarily due to operating expenses and amortization of intangibles related to the Merger in the current quarter.

C&CB average loans and leases were up $99.2 billion at June 30, 2020, compared to the earlier quarter, primarily driven by the Merger coupled with PPP loan originations. Average total deposits were up $78.0 billion at June 30, 2020, compared to the earlier quarter, primarily due to the Merger, along with deposit inflows related to PPP loans, line draws, and reduced spending from commercial clients.

Insurance Holdings

Truist’s IH segment is one of the largest insurance brokers in the world, providing property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, IH provides premium financing for property and casualty insurance.

IH net income was $125 million for the second quarter of 2020, an increase of $14 million compared to the earlier quarter. Noninterest income increased $28 million primarily due to higher production. Noninterest expense increased $5 million primarily due to increased personnel expense, partially offset by lower travel and marketing expenses.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and variability associated with derivatives used to hedge the balance sheet.

OT&C generated a net loss of $281 million in the second quarter of 2020, compared to a net loss of $93 million in the earlier quarter. Segment net interest income decreased $5 million. Noninterest income increased $244 million primarily due to the gain on sale of non-agency mortgage-backed securities in the current quarter. The allocated provision for credit losses increased $39 million primarily due to the provision for unfunded commitments. Noninterest expense increased $493 million primarily due to the loss on early extinguishment of long-term debt, operating expenses related to the Merger, and higher merger-related charges in the current quarter. The benefit for income taxes increased $105 million primarily due to a higher pre-tax loss.

58 Truist Financial Corporation

Six Months of 2020 compared to Six Months of 2019

Consumer Banking and Wealth

CB&W net income was $1.4 billion for the six months ended June 30, 2020, an increase of $539 million compared to the same period of the prior year. Segment net interest income increased $2.3 billion primarily due to the Merger. Noninterest income increased $987 million, due to the Merger and higher residential mortgage income as a result of the lower rate environment driving mortgage production through refinance activity. The allocated provision for credit losses increased $453 million primarily due to the Merger, as well as the recognition of an economic downturn related to COVID-19 and increased losses. Noninterest expense increased $2.2 billion primarily due to operating expenses and amortization of intangibles related to the Merger and impacts from COVID-19 in the current year.

CB&W average loans and leases were up $72.9 billion at June 30, 2020, compared to the prior year, primarily due to the merged loans. Average total deposits were up $120.2 billion at June 30, 2020, compared to the prior year, primarily due to the merged deposits and reduced consumer spending in the current year related to COVID-19.

Corporate and Commercial Banking

C&CB net income was $827 million for the six months ended June 30, 2020, a decrease of $13 million compared to the same period of the prior year. Segment net interest income increased $1.4 billion primarily due to the Merger. Noninterest income increased $590 million due to the Merger, partially offset by losses in trading income primarily related to the decline in interest rates and widening of credit spreads. The allocated provision for credit losses increased $861 million primarily due to the Merger, as well as increased economic stress associated with the pandemic and increased losses. Noninterest expense increased $1.1 billion primarily due to operating expenses and amortization of intangibles related to the Merger in the current year.

C&CB average loans and leases were up $89.2 billion at June 30, 2020, compared to the prior year, primarily due to the merged loans and significant growth in commercial and industrial loans in the current year related to COVID-19. Average total deposits were up $67.6 billion at June 30, 2020, compared to the prior year, primarily due to the merged deposits, deposit inflows related to PPP loans, line draws, and reduced spending from commercial clients.

Insurance Holdings

IH net income was $230 million for the six months ended June 30, 2020, an increase of $31 million compared to the same period of the prior year. Noninterest income increased $70 million primarily due to higher production. Noninterest expense increased $28 million primarily due to commissions on higher production in the current year.

Other, Treasury and Corporate

OT&C generated a net loss of $423 million in the six months ended June 30, 2020, compared to a net loss of $204 million in the same period of the prior year. Segment net interest income increased $18 million. Noninterest income increased $183 million primarily due to the gain on sale of non-agency mortgage-backed securities in the current year, partially offset by lower income related to certain post-employment benefits. The allocated provision for credit losses increased $93 million primarily due to the provision for unfunded commitments. Noninterest expense increased $453 million primarily due to the loss on early extinguishment of long-term debt, operating expenses related to the Merger, and higher merger-related charges in the current year. The benefit for income taxes increased $126 million primarily due to a higher pre-tax loss.

Truist Financial Corporation 59

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $77.8 billion at June 30, 2020, compared to $74.7 billion at December 31, 2019. The increase was due primarily to a $3.5 billion increase in Agency MBS, offset partially by a $368 million decrease in Non-agency MBS. During the second quarter of 2020, the Company sold Non-agency MBS generating a gain of $300 million. In July 2020, the Company sold and reinvested approximately $3.2 billion in residential Agency MBS generating a gain of approximately $110 million.

As of June 30, 2020, approximately 3.1% of the securities portfolio was variable rate, compared to 3.6% as of December 31, 2019. The effective duration of the securities portfolio was 3.5 years at June 30, 2020, compared to 4.7 years at December 31, 2019.

U.S. Treasury, GSE and Agency MBS represented 99.3% of the total securities portfolio as of June 30, 2020, compared to 98.7% as of the prior year end.

Lending Activities

The following tables summarize the loans and leases HFI portfolio for each of the last five quarters:

Table 6: Loans and Leases as of Period End
(Dollars in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Commercial:
Commercial and industrial	$147,141	$149,161	$130,180	$64,324	$63,693
CRE	27,963	27,532	26,832	17,080	16,976
Commercial construction	6,891	6,630	6,205	3,804	3,746
Lease financing	5,783	5,984	6,122	2,356	2,203
Consumer:
Residential mortgage	51,671	53,096	52,071	28,297	32,607
Residential home equity and direct	26,935	27,629	27,044	11,646	11,675
Indirect auto	24,509	25,146	24,442	11,871	11,756
Indirect other	11,592	10,980	11,100	6,590	6,453
Student	7,484	7,771	6,743	—	—
Credit card	4,856	5,300	5,619	3,058	3,056
PCI	—	—	3,484	387	421
Total loans and leases HFI	$314,825	$319,229	$299,842	$149,413	$152,586

Total loans and leases held for investment were $314.8 billion at June 30, 2020, compared to $299.8 billion at December 31, 2019. In connection with the adoption of CECL, all loans previously in the PCI portfolio transitioned to PCD loans and were transferred to their respective portfolios. The significant growth in the commercial and industrial portfolio was primarily due to PPP loans. During the first quarter of 2020 many commercial clients drew down lines of credit, but the majority of those were repaid in the second quarter of 2020 as the government programs were implemented in response to the pandemic and clients better understood their liquidity needs.

60 Truist Financial Corporation

The following table presents the composition of average loans and leases for each of the last five quarters:

Table 7: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Commercial:
Commercial and industrial	$152,991	$131,743	$81,853	$63,768	$62,563
CRE	27,804	27,046	19,896	17,042	16,854
Commercial construction	6,748	6,409	4,506	3,725	3,894
Lease financing	5,922	6,070	3,357	2,260	2,122
Consumer:
Residential mortgage	52,380	52,993	34,824	28,410	32,066
Residential home equity and direct	27,199	27,564	15,810	11,650	11,687
Indirect auto	24,721	24,975	15,390	11,810	11,633
Indirect other	11,282	10,950	7,772	6,552	6,246
Student	7,633	7,787	1,825	—	—
Credit card	4,949	5,534	3,788	3,036	2,970
PCI	—	—	1,220	411	432
Total average loans and leases HFI	$321,629	$301,071	$190,241	$148,664	$150,467

Average loans and leases held for investment for the second quarter of 2020 were $321.6 billion, up $20.6 billion compared to the first quarter of 2020, primarily due to growth in the commercial portfolio.

The growth in the commercial portfolio was primarily in commercial and industrial loans and reflects an increase in revolver usage late in the prior quarter coupled with PPP loan originations in the current quarter. Truist is the third largest lender of PPP loans based on gross fundings and the carrying value of PPP loans was $12.0 billion as of June 30, 2020. Within the commercial and industrial portfolio, Truist also experienced growth in loans from mortgage warehouse lending due to the decline in rates and increased refinance activity, which was partially offset by a decline in dealer floor plan lending.

Average consumer loans decreased $1.1 billion, primarily due to a decrease in residential mortgages due to refinance activity, underwriting changes and overall decreased demand for consumer lending products. This was partially offset by an increase in indirect other loans due to demand for loans to finance recreational and power sports equipment.

Average credit card loans decreased due to lower business and consumer spending as a result of COVID-19.

COVID-19 Lending Activities

The CARES Act includes provisions that were designed to encourage financial institutions to support borrowers impacted by COVID-19. These modifications are generally not considered a TDR as disclosed in “Note 1. Basis of Presentation.” Truist payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. Through June 30, 2020, Truist provided the following client accommodations in response to COVID-19:

Table 8: Client Accommodations
June 30, 2020 (Dollars in millions)	Number of Accommodations	Outstanding Balance	Percentage of Loans HFI	Types of Accommodations
Commercial	32,254	$21,204	6.7%	Clients may elect to defer loan or lease payments for up to 90 days without late fees being incurred but with finance charges continuing to accrue.
Consumer	515,777	13,817	4.4	Clients may elect to defer loan payments for time periods that range from 30 to 90 days without late fees being incurred but with finance charges generally continuing to accrue.
Credit card	39,805	211	0.1	Clients may elect to defer payments for up to 90 days without late fees being incurred but with financing charges accruing. In addition, Truist provided credit card clients with 5% cash back on qualifying card purchases for certain important basic needs.
Total	587,836	$35,232	11.2%

The CARES Act also created the PPP, which temporarily expands the Small Business Administration’s business loan guarantee program.
Truist Financial Corporation 61

The following table provides a summary of exposure to industries that management believes are most vulnerable in the current economic environment. These selected industry exposures represent 9.6% of loans held for investment at June 30, 2020. Truist is actively managing these portfolios and will continue to make underwriting or risk acceptance adjustments as appropriate. In addition, management is closely monitoring its leveraged lending and small secured real estate portfolios which comprised 3.0% and 1.5% of loans held for investment at June 30, 2020, respectfully. Certain leveraged lending loans and small secured real estate loans would also be included in the selected industry credit exposures.

Table 9: Selected Credit Exposures
June 30, 2020 (Dollars in billions)	Outstanding Balance	Percentage of Loans HFI
Hotels, Resorts & Cruise Lines	$7.7	2.4%
Senior Care	6.0	1.9
Oil & Gas Portfolio	5.8	1.9
Acute Care Facilities	4.6	1.5
Restaurants	3.2	1.0
Sensitive Retail	2.8	0.9
Total	$30.1	9.6%

Additional exposures (inclusive of above industries):
Leveraged lending	$9.5	3.0%
Small secured real estate	4.8	1.5

62 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information for each of the last five quarters:

Table 10: Asset Quality
(Dollars in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
NPAs:
NPLs:
Commercial and industrial	$428	$443	$212	$172	$193
CRE	42	18	10	27	31
Commercial construction	13	2	—	2	2
Lease financing	56	27	8	2	2
Residential mortgage	198	248	55	106	104
Residential home equity and direct	192	170	67	56	54
Indirect auto	155	125	100	81	74
Indirect other	3	1	2	1	1
Total NPLs HFI	1,087	1,034	454	447	461
Loans held for sale	102	41	107	—	—
Total nonaccrual loans and leases	1,189	1,075	561	447	461
Foreclosed real estate	43	63	82	33	36
Other foreclosed property	20	39	41	29	26
Total nonperforming assets	$1,252	$1,177	$684	$509	$523
TDRs:
Performing TDRs:
Commercial and industrial	$57	$65	$47	$69	$84
CRE	22	7	6	6	7
Commercial construction	36	36	37	1	1
Lease financing	1	1	—	—	—
Residential mortgage	533	513	470	570	581
Residential home equity and direct	71	66	51	54	53
Indirect auto	342	350	333	324	311
Indirect other	4	5	5	4	4
Student	4	1	—	—	—
Credit card	37	35	31	29	29
Total performing TDRs	$1,107	$1,079	$980	$1,057	$1,070
Nonperforming TDRs	111	121	82	115	135
Total TDRs	$1,218	$1,200	$1,062	$1,172	$1,205
Loans 90 days or more past due and still accruing: (1)
Commercial and industrial	$9	$5	$1	$—	$—
CRE	3	1	—	—	—
Lease financing	1	—	—	—	—
Residential mortgage	521	610	543	347	350
Residential home equity and direct	9	10	9	8	11
Indirect auto	10	11	11	9	7
Indirect other	3	2	2	—	—
Student	478	1,068	188	—	—
Credit card	38	41	22	15	13
PCI	—	—	1,218	24	26
Total loans 90 days or more past due and still accruing	$1,072	$1,748	$1,994	$403	$407
Loans 30-89 days past due and still accruing: (1)
Commercial and industrial	$282	$262	$94	$34	$32
CRE	6	8	5	1	3
Commercial construction	1	16	1	—	—
Lease financing	10	8	2	1	5
Residential mortgage	703	679	498	432	480
Residential home equity and direct	108	156	122	56	60
Indirect auto	265	521	560	380	354
Indirect other	50	74	85	43	39
Student	442	593	650	—	—
Credit card	34	57	56	29	26
PCI	—	—	140	16	17
Total loans 30-89 days past due and still accruing	$1,901	$2,374	$2,213	$992	$1,016
(1) The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period.
Truist Financial Corporation 63

Overall asset quality ratios were relatively stable at June 30, 2020 compared to March 31, 2020, which was tempered by CARES Act relief.

Nonperforming assets totaled $1.3 billion at June 30, 2020, up $75 million compared to March 31, 2020. Nonperforming loans and leases held for investment represented 0.35% of loans and leases held for investment, up 3 basis points compared to March 31, 2020. The increase in nonperforming loans was primarily in the commercial real estate, commercial construction and leasing portfolios. Within the consumer portfolio, residential mortgage nonaccruals were down due to certain loans being identified and moved to the held for sale portfolio, while indirect automobile nonaccruals increased as a result of the moratorium on repossessions under the CARES Act. Performing TDRs were up $28 million during the second quarter, primarily in residential mortgage loans and commercial real estate.

Loans 90 days or more past due and still accruing totaled $1.1 billion at June 30, 2020, down $676 million compared to the prior quarter. The decline was primarily due to a decrease in government guaranteed student loans due to forbearance programs that were put in place by the servicer of the loans implemented in connection with the CARES Act. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.34% at June 30, 2020, down 21 basis points from the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.03% at June 30, 2020, down one basis point from 0.04% at March 31, 2020.

Loans 30-89 days past due and still accruing totaled $1.9 billion at June 30, 2020, down $473 million compared to the prior quarter. The decline is primarily due to a decrease in indirect automobile and government guaranteed student loans due to deferral and forbearance programs implemented in connection with CARES Act. The ratio of loans 30-89 days or more past due and still accruing as a percentage of loans and leases was 0.60% at June 30, 2020, down 14 basis point from the prior quarter.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 10. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to "Note 5. Loans and ACL" for additional disclosures related to these potential problem loans.

Table 11: Asset Quality Ratios
As of / For the Three Months Ended	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.60%	0.74%	0.74%	0.66%	0.67%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.34	0.55	0.66	0.27	0.27
NPLs as a percentage of loans and leases HFI	0.35	0.32	0.15	0.30	0.30
Nonperforming loans and leases as a percentage of loans and leases (1)	0.37	0.33	0.18	0.30	0.30
NPAs as a percentage of:
Total assets (1)	0.25	0.23	0.14	0.22	0.23
Loans and leases HFI plus foreclosed property	0.37	0.36	0.19	0.34	0.34
Net charge-offs as a percentage of average loans and leases HFI	0.39	0.36	0.40	0.41	0.38
ALLL as a percentage of loans and leases HFI	1.81	1.63	0.52	1.05	1.05
Ratio of ALLL to:
Net charge-offs	4.49x	4.76x	2.03x	2.59x	2.80x
NPLs	5.24x	5.04x	3.41x	3.52x	3.46x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI excluding government guaranteed and PCI loans(2)	0.03%	0.04%	0.03%	0.04%	0.04%
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
64 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 12: Rollforward of NPAs
(Dollars in millions)	2020	2019
Balance, January 1	$684	$585
New NPAs (1)	1,710	600
Advances and principal increases	172	107
Disposals of foreclosed assets (2)	(248)	(235)
Disposals of NPLs (3)	(269)	(78)
Charge-offs and losses	(322)	(141)
Payments	(318)	(237)
Transfers to performing status	(177)	(78)
Other, net	20	—
Ending balance, June 30	$1,252	$523
(1) For 2020, includes approximately $500 million of loans previously classified as PCI that would have otherwise been nonperforming as of December 31, 2019.
(2) Includes charge-offs and losses recorded upon sale of $73 million and $106 million for the six months ended June 30, 2020 and 2019, respectively.
(3) Includes charge-offs and losses recorded upon sale of $54 million and $17 million for the six months ended June 30, 2020 and 2019, respectively.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term and a concession has been granted to the borrower. As a result, Truist works with borrowers to prevent further difficulties and to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. In accordance with the CARES Act, Truist implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. These loan modifications are generally not considered TDRs at the time of modification to the extent that the borrower was impacted by the COVID-19 pandemic and was less than 30 days past due at December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

TDRs identified by SunTrust prior to the Merger date are not included in Truist's TDR disclosure because all such loans were recorded at fair value and a new accounting basis was established as of the Merger date. Subsequent modifications will be evaluated for potential treatment as TDRs in accordance with Truist's accounting policies.

The following table provides a summary of performing TDR activity:

Table 13: Rollforward of Performing TDRs
(Dollars in millions)	2020	2019
Balance, January 1	$980	$1,119
Inflows	331	283
Payments and payoffs	(57)	(90)
Charge-offs	(27)	(31)
Transfers to nonperforming TDRs	(27)	(36)
Removal due to the passage of time	(6)	(15)
Non-concessionary re-modifications	(1)	(7)
Transferred to LHFS and/or sold	(86)	(153)
Balance, June 30	$1,107	$1,070

Truist Financial Corporation 65

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2020:

Table 14: Payment Status of TDRs (1)
June 30, 2020 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$50	87.7%	$7	12.3%	$—	—%	$57
CRE	22	100.0	—	—	—	—	22
Commercial construction	36	100.0	—	—	—	—	36
Lease financing	1	100.0	—	—	—	—	1
Consumer:
Residential mortgage	268	50.2	84	15.8	181	34.0	533
Residential home equity and direct	70	98.6	1	1.4	—	—	71
Indirect auto	320	93.6	22	6.4	—	—	342
Indirect other	4	100.0	—	—	—	—	4
Student	4	100.0	—	—	—	—	4
Credit card	32	86.5	3	8.1	2	5.4	37
Total performing TDRs	807	72.9	117	10.6	183	16.5	1,107
Nonperforming TDRs	59	53.2	8	7.2	44	39.6	111
Total TDRs	$866	71.1	$125	10.3	$227	18.6	$1,218
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

66 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 15: Activity in ACL
	For the Three Months Ended					For the Six Months Ended
Quarters ended (Dollars in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	2020	2019
Balance, beginning of period	$5,611	$1,889	$1,653	$1,689	$1,659	$1,889	$1,651
CECL adoption - impact to retained earnings before tax	—	2,762	—	—	—	2,762	—
CECL adoption - reserves on PCD assets	—	378	—	—	—	378	—
Provision for credit losses	844	893	171	117	172	1,737	327
Charge-offs:
Commercial and industrial	(123)	(39)	(23)	(28)	(22)	(162)	(39)
CRE	(14)	(1)	(5)	(2)	(18)	(15)	(26)
Commercial construction	—	(3)	—	—	—	(3)	—
Lease financing	(4)	(2)	(9)	(1)	—	(6)	(1)
Residential mortgage	(35)	(11)	(8)	(3)	(5)	(46)	(10)
Residential home equity and direct	(65)	(68)	(25)	(24)	(24)	(133)	(44)
Indirect auto	(80)	(142)	(107)	(92)	(79)	(222)	(171)
Indirect other	(20)	(18)	(19)	(14)	(12)	(38)	(29)
Student	(6)	(8)	—	—	—	(14)	—
Credit card	(50)	(53)	(37)	(25)	(23)	(103)	(47)
Total charge-offs	(397)	(345)	(233)	(189)	(183)	(742)	(367)
Recoveries:
Commercial and industrial	21	17	6	5	8	38	14
CRE	4	—	—	3	2	4	2
Commercial construction	7	1	1	—	1	8	2
Lease financing	—	—	—	1	—	—	—
Residential mortgage	2	2	1	—	—	4	1
Residential home equity and direct	15	15	10	6	8	30	14
Indirect auto	18	23	13	12	14	41	27
Indirect other	7	7	5	3	5	14	9
Student	1	—	—	—	—	1	—
Credit card	6	8	5	6	3	14	9
Total recoveries	81	73	41	36	41	154	78
Net charge-offs	(316)	(272)	(192)	(153)	(142)	(588)	(289)
Other	(6)	(39)	257	—	—	(45)	—
Balance, end of period	$6,133	$5,611	$1,889	$1,653	$1,689	$6,133	$1,689
ALLL (excluding PCD / PCI loans)	$5,408	$4,880	$1,541	$1,565	$1,587
ALLL for PCD / PCI loans	294	331	8	8	8
RUFC	431	400	340	80	94
Total ACL	$6,133	$5,611	$1,889	$1,653	$1,689
The ACL totaled $6.1 billion at June 30, 2020, compared to $1.9 billion at December 31, 2019. The increase in the allowance for credit losses was primarily due the adoption of CECL. Upon adoption, the Company recorded a $3.1 billion increase in the allowance for credit losses, including $2.8 billion that was charged to retained earnings before tax, and $378 million related to the gross up for PCD loans. The remaining increase in the allowance for credit losses primarily reflects deteriorated economic conditions. As of June 30, 2020, the allowance for loan and lease losses was 1.81% of loans and leases held for investment. The allowance for credit losses includes $5.7 billion for loans and leases and $431 million for the reserve for unfunded commitments.

The allowance for loan and lease losses was 5.24 times nonperforming loans and leases held for investment at June 30, 2020, compared to 5.04 times at March 31, 2020. At June 30, 2020, the allowance for loan and lease losses was 4.49 times annualized net charge-offs, compared to 4.76 times at March 31, 2020.
Truist Financial Corporation 67

Net charge-offs during the second quarter totaled $316 million, up $44 million compared to the prior quarter. As a percentage of average loans and leases, annualized net charge-offs were 0.39%, up three basis points compared to the prior quarter. For the six months ended June 30, 2020, net charge-offs were $588 million compared to $289 million for the same period of the prior year. The net charge-off rate was 0.38% of average loans and leases for the six months ended June 30, 2020, compared to 0.39% of average loans and leases for the earlier period. The increases in net charge-offs were primarily due to the merger.

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 16: Allocation of ALLL by Category
	June 30, 2020			December 31, 2019
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$2,137	37.4%	46.7%	$560	36.1%	43.4%
CRE	391	6.9	8.9	150	9.7	8.9
Commercial construction	134	2.4	2.2	52	3.4	2.1
Lease financing	59	1.0	1.8	10	0.6	2.0
Residential mortgage	431	7.6	16.4	176	11.4	17.4
Residential home equity and direct	697	12.2	8.6	107	6.9	9.0
Indirect auto	1,190	20.9	7.8	304	19.6	8.2
Indirect other	213	3.7	3.7	60	3.9	3.7
Student	123	2.2	2.4	—	—	2.2
Credit card	327	5.7	1.5	122	7.9	1.9
PCI	—	—	—	8	0.5	1.2
Total ALLL	5,702	100.0%	100.0%	1,549	100.0%	100.0%
RUFC	431			340
Total ACL	$6,133			$1,889

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, Truist estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, Truist also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of June 30, 2020, Truist held or serviced the first lien on 31.0% of its second lien positions.

68 Truist Financial Corporation

Other Assets

The components of other assets are presented in the following table:

Table 17: Other Assets as of Period End
(Dollars in millions)	June 30, 2020	December 31, 2019
Bank-owned life insurance	$6,430	$6,383
Tax credit and other private equity investments	5,470	5,448
Prepaid pension assets	3,946	3,579
Accounts receivable	2,524	2,418
Derivative assets	4,214	2,053
Lease assets - leased assets and related assets	1,953	1,897
ROU assets	1,724	1,823
Accrued income	1,933	1,807
Prepaid expenses	1,242	1,254
Structured real estate	686	987
Equity securities at fair value	642	817
FHLB stock	229	764
Other	749	2,602
Total other assets	$31,742	$31,832

Funding Activities

Deposits

The following table presents deposits for each of the last five quarters:

Table 18: Deposits as of Period End
(Dollars in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Noninterest-bearing deposits	$122,694	$97,618	$92,405	$52,667	$52,458
Interest checking	99,005	92,950	85,492	27,723	28,021
Money market and savings	123,974	124,072	120,934	64,454	63,972
Time deposits	30,562	35,539	35,896	16,526	15,070
Foreign office deposits - interest-bearing	—	—	—	910	—
Total deposits	$376,235	$350,179	$334,727	$162,280	$159,521

Deposits totaled $376.2 billion at June 30, 2020, an increase of $41.5 billion from December 31, 2019. The growth in deposits reflects solid growth in all non-time deposit products due to a flight to quality and the government stimulus programs.

The following table presents average deposits for each of the last five quarters:

Table 19: Average Deposits
Three Months Ended (Dollars in millions)	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Noninterest-bearing deposits	$113,875	$93,135	$64,485	$52,500	$52,680
Interest checking	97,863	85,008	43,246	27,664	27,708
Money market and savings	126,071	120,936	79,903	64,920	63,394
Time deposits	33,009	35,570	23,058	16,643	15,730
Foreign office deposits - interest-bearing	—	—	24	265	379
Total average deposits	$370,818	$334,649	$210,716	$161,992	$159,891

Average deposits for the second quarter of 2020 were $370.8 billion, an increase of $36.2 billion compared to the prior quarter. Average deposit growth was strong for the second quarter of 2020 due to a continuation of the flight to quality and government stimulus programs. Average time deposits decreased primarily due to maturity of wholesale negotiable certificates of deposit and higher-cost personal accounts that were replaced by strong growth in non-time deposit products.

Average noninterest-bearing deposits represented 30.7% of total deposits for the second quarter of 2020. The cost of average total deposits was 0.22% for the second quarter, down 29 basis points compared to the prior quarter. The cost of average interest-bearing deposits was 0.32% for the second quarter, down 38 basis points compared to the prior quarter.
Truist Financial Corporation 69

Borrowings

At June 30, 2020, short-term borrowings totaled $5.7 billion, a decrease of $12.5 billion compared to December 31, 2019, due primarily to a decrease of $11.1 billion in short-term FHLB advances. Average short-term borrowings were $9.0 billion, or 2.1% of total funding for the second quarter 2020, as compared to $8.4 billion, or 4.4% for the prior year quarter as these funding sources were largely replaced by the strong deposit growth.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $42.1 billion at June 30, 2020, an increase of $794 million compared to December 31, 2019. The increase included issuances of $4.0 billion of senior notes with interest rates from 1.20% to 1.95% maturing in 2023 to 2030, $500 million in floating rate senior notes maturing in 2023 and $1.3 billion of subordinated notes with an interest rate of 2.25% maturing in 2030. These increases were partially offset by the redemption of $3.7 billion of senior notes during the first half of 2020 and a decrease of $1.5 billion in long-term FHLB advances. The average cost of long-term debt was 1.90% for the six months ended June 30, 2020, down 141 basis points compared to the same period in 2019. FHLB advances represented 6.3% of total outstanding long-term debt at June 30, 2020, compared to 10.0% at December 31, 2019. Truist entered into $20 billion of FHLB advances during the first quarter of 2020 to build liquidity and ensure the Company was able to meet the funding needs of its clients. As market conditions stabilized and deposits increased, these advances were redeemed during the second quarter of 2020 and the Company recognized a loss of $235 million on the early extinguishment of debt. The redemption of these advances will improve net interest income, the net interest margin and the leverage ratios.

In August 2020, Truist also issued $750 million of senior notes with an interest rate of 1.125% maturing 2027.

Shareholders' Equity

Total shareholders' equity was $68.9 billion at June 30, 2020, an increase of $2.3 billion from December 31, 2019. This increase includes the issuance of $2.6 billion of preferred stock during the second quarter of 2020, $2.0 billion in net income available to common shareholders and an increase of $1.7 billion in AOCI, which was partially offset by $2.1 billion related to the adoption of CECL and $1.3 billion for common and preferred dividends. In addition, Truist redeemed $500 million of its Series K preferred stock during the first quarter of 2020. Truist's book value per common share at June 30, 2020 was $45.74, compared to $45.66 at December 31, 2019.

Refer to "Note 10. Shareholders' Equity" for additional disclosures related to preferred stock issuances.

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

70 Truist Financial Corporation

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

Deposit betas are an important assumption in the interest rate risk modeling process. Truist applies an average deposit beta (the sensitivity of deposit rate changes relative to market rate changes) of approximately 50% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact they could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 20: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate (bps)	Prime Rate
	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Up 100	4.25%	6.50%	2.39%	0.73%
Up 50	3.75	6.00	1.84	0.57
No Change	3.25	5.50	—	—
Down 25 (1)	3.00	5.25	(1.24)	(0.87)
Down 50 (1)	2.75	5.00	(1.44)	(2.02)
(1) The Down 25 and 50 rates are floored at one basis point and may not reflect Down 25 and 50 basis points for all rate indices.

Rate sensitivity increased compared to the prior periods, primarily driven by loan and deposit mix changes related to the Merger and recent activity, increased fixed rate funding, and increased noninterest-bearing deposits.

Truist Financial Corporation 71

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

The following table shows the effect that the indicated changes in interest rates would have on EVE:

Table 21: EVE Simulation Analysis
Change in Interest Rates (bps)	Hypothetical Percentage Change in EVE
	Jun 30, 2020	Jun 30, 2019
Up 100	6.6%	4.4%
No Change	—	—
Down 100	(7.3)	(16.3)

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. Truist also uses derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of June 30, 2020, Truist had derivative financial instruments outstanding with notional amounts totaling $321.8 billion, with an associated net fair value of $3.8 billion. See "Note 16. Derivative Financial Instruments" for additional disclosures.

LIBOR in its current form may no longer be available after 2021. Truist has LIBOR-based contracts that extend beyond 2021. To prepare for the possible transition to an alternative reference rate, management has formed a cross-functional project team to address the LIBOR transition. The project team has performed an assessment to identify the potential risks related to the transition from LIBOR to a new index. The project team provides regular reports to the Board.

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

Market risk from trading activities

As a financial intermediary, Truist provides its clients access to derivatives, foreign exchange and securities markets, which generate market risks. Trading market risk is managed using a comprehensive risk management approach, which includes measuring risk using VaR, stress testing and sensitivity analysis. Risk metrics are monitored against a suite of limits on a daily basis at both the trading desk level and at the aggregate portfolio level to ensure exposures are in line with Truist's risk appetite.

Truist is subject to risk-based capital guidelines for market risk under the Market Risk Rule.

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

Valuation policies, procedures, and methodologies exist for all covered positions. Additionally, trading positions are subject to independent price verification. See "Note 16. Derivative Financial Instruments,” "Note 15. Fair Value Disclosures,” and “Critical Accounting Policies” herein for discussion of valuation policies, procedures and methodologies.

72 Truist Financial Corporation

Securitizations

As of June 30, 2020, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was less than $1 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation trading positions

The trading portfolio of covered positions did not contain any correlation trading positions as of June 30, 2020.

VaR-based measures

VaR measures the potential loss of a given position or portfolio of positions at a specified confidence level and time horizon. Truist utilizes a historical VaR methodology to measure and aggregate risks across its covered trading positions. Following the Merger, Truist elected to migrate all covered positions to the heritage SunTrust VaR system and methodology. For an interim period, however, VaR for a subset of heritage BB&T positions, specifically those covered positions held in BB&T Securities, will be calculated using the heritage BB&T VaR system and methodology. As such, pending full integration, Truist will operate two historical VaR models and aggregate company-wide VaR across the systems will be determined additively with no benefit of diversification. For risk management purposes, the VaR calculation is based on a historical simulation approach and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. For Market Risk Rule purposes, the Company calculates VaR using a 10-day holding period and a 99% confidence level. Due to inherent limitations of the VaR methodology, such as the assumption that past market behavior is indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing, profit and loss attribution, and stop loss limits.

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of risk from each of the individual sub-portfolios. As such, risk within each category partially offsets the exposure to other risk categories thereby creating portfolio diversification benefit. The following table summarizes certain VaR-based measures for both the three and six months ended June 30, 2020 and 2019. The increase from the prior year was mainly due to the integration of the heritage SunTrust trading business and the market volatility due to the COVID-19 pandemic. As illustrated in the table below, the inclusion of volatility levels observed in March and April in the 12 month VaR historic look back window led to a convergence between VaR and other stressed measures of risk based on risk factors observed during the 2008/2009 financial crisis.

Table 22: VaR-based Measures
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$65	$9	$2	$1	$65	$10	$2	$1
Average	29	6	1	—	20	4	1	—
Minimum	13	3	1	—	3	1	—	—
Period-end	17	3	1	—	17	3	1	—
VaR by Risk Class:
Interest Rate Risk		3		—		3		—
Credit Spread Risk		4		—		4		—
Equity Price Risk		1		—		1		—
Foreign Exchange Risk		—		—		—		—
Portfolio Diversification		(6)		—		(6)		—
Period-end		3		—		3		—

Stressed VaR-based measures

Truist Financial Corporation 73

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

Table 23: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Maximum	$65	$6	$65	$6
Average	29	4	31	4
Minimum	13	3	13	3
Period-end	17	3	17	3

The increase from the prior year in stressed VaR-based measures was due to the integration of heritage SunTrust trading business after the Merger.

Specific risk measures

Specific risk is a measure of idiosyncratic risk that could result from risk factors other than broad market movements (e.g. default, event risks). The Market Risk Rule provides fixed risk weights under a standardized measurement method while also allowing a model-based approach, subject to regulatory approval. Truist utilizes the standardized measurement method to calculate the specific risk component of market risk regulatory capital. As such, incremental risk capital requirements do not apply.

VaR model backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model.

There were nine company-wide VaR backtesting exceptions during the twelve months ended June 30, 2020, primarily driven by the COVID-19 pandemic which led to a sudden and significant repricing of financial markets, amid an increase in market volatility and deterioration in overall market liquidity. In accordance with established policy and procedure, all company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. Following such reviews, it was determined that the VaR model performed in line with expectations. However, the extreme moves in underlying market risk factors caused by the COVID-19 pandemic would not typically have been captured within the 1-day VaR measure.

74 Truist Financial Corporation

Model risk management

MRM is responsible for the independent model validation of all decision tools and models including trading market risk models. The validation activities are conducted in accordance with MRM policy, which incorporates regulatory guidance related to the evaluation of model conceptual soundness, ongoing monitoring and outcomes analysis. As part of ongoing monitoring efforts, the performance of all trading risk models are reviewed regularly to preemptively address emerging developments in financial markets, assess evolving modeling approaches, and to identify potential model enhancement.

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

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To ensure a strong liquidity position, and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities. As of June 30, 2020 and December 31, 2019, Truist's liquid asset buffer, as a percent of total assets, was 17.8% and 16.5%, respectively.

The LCR rule directs large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. As of January 1, 2020, Truist is subject to the Category III reduced LCR requirements (85% of the full requirements). Truist's average LCR was 116% for the three months ended June 30, 2020, well above the regulatory minimum.

The ability to raise funding at competitive prices is affected by the rating agencies' views of the Parent Company's and Truist Bank's credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. In April 2020, DBRS revised its outlook for Truist and Truist Bank from “positive” to “stable,” citing economic deterioration related to COVID-19. DBRS affirmed all other ratings for Truist and Truist Bank. Additionally, Fitch revised its outlook for Truist and Truist Bank from “stable” to “negative,” also citing pandemic-related economic deterioration. Fitch downgraded Truist’s subordinated debt to A-, and upgraded Truist’s preferred stock to BBB, in order to align these ratings to its recently revised bank rating methodology. In July 2020, Fitch completed the implementation of its revised bank rating methodology. As a result, Fitch downgraded Truist’s senior unsecured debt to A and affirmed Truist Bank’s senior unsecured and subordinated debt ratings. The rating actions taken by Fitch were solely a function of implementing its revised bank rating methodology and did not reflect a change in Fitch’s current or expected view of Truist’s or Truist Bank’s credit fundamentals. See "Liquidity" section of the MD&A of the Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding credit ratings.

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

Truist Financial Corporation 75

See "Note 22. Parent Company Financial Information" of the Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2020 and December 31, 2019, the Parent Company had 41 months and 29 months, respectively, of cash on hand to satisfy projected cash outflows, and 21 months and 20 months, respectively, when including the payment of common stock dividends.

Truist Bank

Truist carefully manages liquidity risk at Truist Bank. Truist Bank's primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources including FHLB advances, repurchase agreements, and the FRB discount window. At June 30, 2020, Truist Bank had approximately $166.1 billion of available secured borrowing capacity, which represents approximately 4.3 times the amount of one-year wholesale funding maturities. In addition to secured borrowing sources, Truist had excess eligible cash at the Federal Reserve Bank of $35.8 billion at June 30, 2020.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

Refer to Truist's Annual Report on Form 10-K for the year ended December 31, 2019 for discussion with respect to Truist's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Truist's commitments include investments in affordable housing projects throughout its market area, renewable energy credits, private equity funds, derivative contracts to manage various financial risks, as well as other commitments. Refer to "Note 14. Commitments and Contingencies,” “Note 15. Fair Value Disclosures” and “Note 16. Derivative Financial Instruments” in this Form 10-Q, and “Note 16. Commitments and Contingencies" of the Annual Report on Form 10-K for further discussion of these commitments.

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

76 Truist Financial Corporation

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

Table 24: Capital Requirements and Targets
	Minimum Capital	Well Capitalized		Minimum Capital Plus Capital Conservation Buffer (3)	Truist Targets (1)
		Truist	Truist Bank		Interim Operating (2)	Stressed
CET1	4.5%	NA	6.5%	7.0%	8.0%	7.0%
Tier 1 capital	6.0	6.0	8.0	8.5	9.3	8.5
Total capital	8.0	10.0	10.0	10.5	11.3	10.5
Leverage ratio	4.0	NA	5.0	NA	7.5	7.0
Supplementary leverage ratio	3.0	NA	NA	NA	6.5	6.0
(1)The Truist targets are subject to revision based on finalization of pending regulatory guidance and other strategic factors.
(2)Truist's goal is to maintain capital levels above all regulatory minimums.
(3)The current capital conservation buffer of 250 basis points will be replaced by the stress capital buffer effective October 1, 2020.

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

In June 2020, the Federal Reserve informed Truist of its preliminary SCB of 270 basis points for risk-based capital ratios. This buffer, which is determined based on stress testing results developed by the Federal Reserve, is 20 basis points above the existing Capital Conservation Buffer. The Federal Reserve will provide Truist its final SCB by August 31, 2020. The SCB will be effective from October 1, 2020 through September 30, 2021, at which point a revised SCB will be calculated and provided to Truist. Consistent with the Federal Reserve’s mandate across the industry, Truist will be required to update and resubmit its capital plan later this year to reflect changes in financial markets and the macroeconomic outlook. Truist has reviewed the results of the 2020 CCAR supervisory stress test and noted that the modeled outcomes shown by the FRB differ from those calculated by the Company. Truist believes those differences are attributable to the application of purchase accounting associated with the Merger. Purchase accounting adjustments could result in a reduction in provision expense and an increase in pre-provision net revenue. These differences could result in higher capital ratios than were reflected in the CCAR results.
Truist Financial Corporation 77

Truist's capital ratios are presented in the following table:

Table 25: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2020	Dec 31, 2019
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	9.7%	9.5%
Tier 1 capital to risk-weighted assets	11.5	10.8
Total capital to risk-weighted assets	13.9	12.6
Leverage ratio	9.0	14.7
Supplementary leverage ratio	8.5	NA
Non-GAAP capital measure (1):
Tangible common equity per common share	$26.38	$25.93
Calculation of tangible common equity (1):
Total shareholders' equity	$68,883	$66,558
Less:
Preferred stock	7,143	5,102
Noncontrolling interests	106	174
Goodwill and intangible assets, net of deferred taxes	26,083	26,482
Tangible common equity	$35,551	$34,800
Risk-weighted assets	$383,430	$376,056
Common shares outstanding at end of period	1,347,609	1,342,166
(1)Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets, net of deferred taxes, and their related amortization. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist's management uses these measures to assess the quality of capital and returns relative to balance sheet risk. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Capital ratios improved compared to year-end 2019, due to growth in CET1 capital, partially offset by higher risk-weighted assets. Truist's capital levels remain strong compared to the regulatory levels for well capitalized banks at June 30, 2020. Truist’s other capital measures also improved as Truist issued various capital instruments to strengthen its capital position. Truist issued $2.6 billion of preferred stock and redeemed $500 million of Series K preferred stock during the first six months of 2020. In August 2020, Truist issued $925 million of preferred stock. In addition, Truist issued $1.3 billion of subordinated debt. Truist declared common dividends of $0.450 per share during the second quarter of 2020. The dividend and total payout ratios for the second quarter of 2020 were 67.2%. As previously communicated at the time of the Merger announcement, Truist suspended its share repurchase program until capital ratios return to higher levels.

Share Repurchase Activity

Table 26: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
April 2020	2	$36.11	—	$—
May 2020	—	—	—	—
June 2020	—	—	—	—
Total	2	36.11	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.

78 Truist Financial Corporation

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

Intangible Assets

The severe economic disruption and related financial effects of the COVID-19 pandemic have impacted Truist’s businesses. Truist’s commercial clients have experienced varying levels of disruptions to business activity, supply chains and demand for products and services. Additionally, many consumer clients have experienced interrupted income or unemployment. The pandemic also has resulted in continuing volatility to the global and U.S. financial markets, although intensive relief actions by the U.S. Congress and regulatory agencies intended to mitigate the extent of adverse economic effects have stabilized financial markets and liquidity, including with respect to equity prices and corporate credit spreads for Truist and the banking sector, in comparison to the prior quarter.

As a result of these considerations, Truist performed a qualitative assessment of the goodwill carried by the CB&W, C&CB and IH reporting units for impairment in the second quarter of 2020 to determine whether it was more-likely-than-not the fair value of one or more of its reporting units was below its respective carrying amount as of period-end. In performing this assessment, Truist considered macroeconomic and market factors, industry and banking sector events, a sensitivity analysis on management’s forecast and assumptions, and Truist specific performance indicators, including any changes from when the Merger closed in December 2019. Despite the adverse economic and still uncertain environment caused by the pandemic, Truist’s second quarter 2020 results reflected profitable performance across each of its reporting units; strong capital and liquidity levels that have facilitated swift actions in support of clients, teammates and communities; and Truist’s affirmation that it remains committed to achieving its Merger value proposition, including targeted net cost saves.

Based on the qualitative assessment performed, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2020, and therefore no triggering event occurred that required a quantitative goodwill impairment test. If economic conditions deteriorate, or the pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of Truist’s reporting units falls below its respective carrying amount, which would require a quantitative goodwill impairment test.

ACL

Truist's policy is to maintain an ACL, which represents management's best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic variables to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to an historical average over a one year period. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which Truist conducts business.

Truist Financial Corporation 79

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

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

80 Truist Financial Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Legal Proceeding section in “Note 14. Commitments and Contingencies,” which is incorporated by reference into this item.

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

The COVID-19 pandemic has severely disrupted almost all economic activity in the U.S. Despite the partial lifting of federal and state shelter-in-place orders, some of which have been renewed, it remains unknown when there will be a return to normal economic activity due to the recent rise in cases, and increased economic stress associated with the pandemic. Truist has temporarily limited access to certain offices, limited branches to drive-thru and appointment only, suspended some services and the majority of the Company’s workforce is working remotely. Commercial clients are experiencing varying levels of disruptions or restrictions on their business activity and supply chains, closures of facilities or decreases in demand for their products and services. Consumer clients are experiencing interrupted income or unemployment. Certain industries have been particularly susceptible to the effects of the pandemic, such as hotels, resorts, cruise lines, oil and gas companies, senior and acute care facilities, restaurants, and other sensitive retail businesses, and Truist has outstanding loans to clients in these industries. In addition, in March 2020, Moody’s Investor Services downgraded its outlook on U.S. banks to “negative” from “stable” due in part to the concerns presented by the pandemic. The global financial markets have also experienced significant volatility. The duration of this severe economic disruption and its related financial impact cannot be reasonably estimated at this time.

The effects of the pandemic have already resulted in an increase in the allowance for credit losses, a reduction of fee income, a reduction of net interest margin and an increase in expenses. Prolonged continuation of current conditions could worsen these impacts and also affect the Company’s capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause an outflow of deposits, cause significant property damage, in case of civil unrest or vandalism, influence the recognition of credit losses on loans and securities and further increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital.

Intensive government actions to mitigate the economic suffering caused by the pandemic may not be successful or may result in increased pressure on the banking sector. Net interest margin has been, and is likely to continue to be, affected by the very low interest rate environment. The application of forbearance and payment deferral policies beyond any statutory requirements may impact Truist’s interest income. Truist participated in the SBA’s PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. The Company has registered to participate in Federal Reserve supported lending programs for Main Street-eligible borrowers as well. The Company faces increased risks, in terms of credit, fraud risk and litigation, in light of participation in these programs. Truist has already been named in several lawsuits relating to its participation in the PPP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

Truist Financial Corporation 81

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Articles of Amendment of the Company with respect to Series O Non-Cumulative Perpetual Preferred Stock filed on May 22, 2020.	Incorporated by reference from Ex. 4.1 of the Company’s Form 8-K filed May 27, 2020.
3.2	Articles of Amendment of the Company with respect to the 4.950% Series P Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock filed on May 29, 2020.	Incorporated by reference from Ex. 4.1 of the Company’s Form 8-K filed June 1, 2020.
3.3	Articles of Amendment of the Company with respect to the 5.100% Series Q Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock filed on June 18, 2020.	Incorporated by reference from Ex. 4.1 of the Company’s Form 8-K filed June 19, 2020.
3.4	Articles of Amendment of the Company with respect to Series R Non-Cumulative Perpetual Preferred Stock filed on July 31, 2020.	Incorporated by reference from Ex. 4.1 of the Company’s Form 8-K filed August 3, 2020.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.

82 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	August 3, 2020	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2020	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 83