Form 10-Q
period 2020-09-30
TRUIST FINANCIAL CORP
filed 2020-11-02
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2020
Commission File Number: 1-10853
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
At September 30, 2020, 1,348,118,316 shares of the registrant's common stock, $5 par value, were outstanding.

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

Forward-looking statements are not based on historical facts but instead represent management's expectations and assumptions regarding Truist's business, the economy and other future conditions. Such statements involve inherent uncertainties, risks and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed under Part II, Item 1A-Risk Factors and in Truist’s Form 10-K for the year ended December 31, 2019:

•	the COVID-19 pandemic has disrupted the global economy, adversely impacted Truist’s financial condition and results of operations, including through increased expenses, reduced fee income and net interest margin and increases in the allowance for credit losses, and continuation of current conditions could worsen these impacts and also adversely affect Truist’s capital and liquidity position or cost of capital, impair the ability of borrowers to repay outstanding loans, cause an outflow of deposits, and impair goodwill or other assets;
•	risks and uncertainties relating to the merger of BB&T and SunTrust ("Merger"), including the ability to successfully integrate the companies or to realize the anticipated benefits of the Merger;
•	expenses relating to the Merger and integration of heritage BB&T and heritage SunTrust;
•	deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
•	changes in the interest rate environment, including the replacement of LIBOR as an interest rate benchmark, which could adversely affect Truist’s revenue and expenses, the value of assets and obligations, and the availability and cost of capital, cash flows, and liquidity;
•	volatility in mortgage production and servicing revenues, and changes in carrying values of Truist’s servicing assets and mortgages held for sale due to changes in interest rates;
•	management’s ability to effectively manage credit risk;
•	inability to access short-term funding or liquidity;
•	loss of client deposits, which could increase Truist’s funding costs;
•	changes in Truist’s credit ratings, which could increase the cost of funding or limit access to capital markets;
•	additional capital and liquidity requirements;
•	regulatory matters, litigation or other legal actions, which may result in, among other things, costs, fines, penalties, restrictions on Truist’s business activities, reputational harm, or other adverse consequences;
•	risks related to originating and selling mortgages, including repurchase and indemnity demands from purchasers related to representations and warranties on loans sold, which could result in an increase in the amount of losses for loan repurchases;
•	failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions;
•	risks relating to Truist’s role as a servicer of loans, including an increase in the scope or costs of the services Truist is required to perform without any corresponding increase in Truist’s servicing fee, or a breach of Truist’s obligations as servicer;
•	negative public opinion, which could damage Truist’s reputation;
•	increased scrutiny regarding Truist’s consumer sales practices, training practices, incentive compensation design and governance;
•	competition from new or existing competitors, including increased competition from products and services offered by non-bank financial technology companies, may reduce Truist’s client base, cause Truist to lower prices for its products and services in order to maintain market share or otherwise adversely impact Truist’s businesses or results of operations;
•	Truist’s ability to introduce new products and services in response to industry trends or developments in technology that achieve market acceptance and regulatory approval;
•	Truist’s success depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, Truist's operations and integration activities could be adversely impacted. This could be exacerbated as Truist continues to integrate the management teams of heritage BB&T and heritage SunTrust, or if the organization is unable to hire and retain qualified personnel;
•	legislative, regulatory or accounting changes may adversely affect the businesses in which Truist is engaged;
•	evolving regulatory standards, including with respect to capital and liquidity requirements, and results of regulatory examinations, may adversely affect Truist's financial condition and results of operations;
•	accounting policies and processes require management to make estimates about matters that are uncertain;
•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, slower deposit or asset growth, a deterioration in credit quality or a reduced demand for credit, insurance or other services;
•	risk management oversight functions may not identify or address risks adequately;
•	unfavorable resolution of legal proceedings or other claims or regulatory or other governmental investigations or inquiries could result in negative publicity, protests, fines, penalties, restrictions on Truist's operations or ability to expand its business or other negative consequences, all of which could cause reputational damage and adversely impact Truist's financial condition and results of operations;
•	competitors of Truist may have greater financial resources or develop products that enable them to compete more successfully than Truist and may be subject to different regulatory standards than Truist;
•	failure to maintain or enhance Truist’s competitive position with respect to technology, whether it fails to anticipate client expectations or because its technological developments fail to perform as desired or are not rolled out in a timely manner or for other reasons, may cause Truist to lose market share or incur additional expense;
•	fraud or misconduct by internal or external parties, which Truist may not be able to prevent, detect or mitigate;
•	operational or communications systems, including systems used by vendors or other external parties, may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely impact Truist's financial condition and results of operations;
•	security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s employees and clients, malware intrusion or data corruption attempts, and identity theft could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure;
•	natural or other disasters, including acts of terrorism and pandemics, could have an adverse effect on Truist, including a material disruption of Truist's operations or the ability or willingness of clients to access Truist's products and services;
•	widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties could adversely impact Truist's financial condition and results of operations; and
•	depressed market values for Truist’s stock and adverse economic conditions sustained over a period of time may require a write down to goodwill.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$4,194	$4,084
Interest-bearing deposits with banks	32,914	14,981
Securities borrowed or purchased under resale agreements	1,300	1,417
Trading assets at fair value	4,670	5,733
AFS securities at fair value	86,132	74,727
LHFS (including $5,369 and $5,673 at fair value, respectively)	5,522	8,373
Loans and leases	306,627	299,842
ALLL	(5,863)	(1,549)
Loans and leases, net of ALLL	300,764	298,293
Premises and equipment	3,968	3,712
Goodwill	23,869	24,154
CDI and other intangible assets	2,840	3,142
MSRs (including $1,991 and $2,618 at fair value, respectively)	1,991	2,630
Other assets (including $4,914 and $3,310 at fair value, respectively)	31,019	31,832
Total assets	$499,183	$473,078
Liabilities
Noninterest-bearing deposits	$124,297	$92,405
Interest-bearing deposits	246,450	242,322
Short-term borrowings (including $1,060 and $1,074 at fair value, respectively)	6,244	18,218
Long-term debt	41,008	41,339
Other liabilities (including $403 and $366 at fair value, respectively)	11,211	12,236
Total liabilities	429,210	406,520
Shareholders' Equity
Preferred stock, $5 par value, liquidation preference of $25,000 per share	8,048	5,102
Common stock, $5 par value	6,741	6,711
Additional paid-in capital	35,774	35,609
Retained earnings	18,834	19,806
AOCI, net of deferred income taxes	470	(844)
Noncontrolling interests	106	174
Total shareholders' equity	69,973	66,558
Total liabilities and shareholders' equity	$499,183	$473,078
Common shares outstanding	1,348,118	1,342,166
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	280	145
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans and leases	$3,174	$1,886	$10,327	$5,611
Interest on securities	393	315	1,331	917
Interest on other earning assets	56	17	279	69
Total interest income	3,623	2,218	11,937	6,597
Interest Expense
Interest on deposits	96	271	718	797
Interest on long-term debt	152	193	635	578
Interest on other borrowings	13	54	124	136
Total interest expense	261	518	1,477	1,511
Net Interest Income	3,362	1,700	10,460	5,086
Provision for credit losses	421	117	2,158	444
Net Interest Income After Provision for Credit Losses	2,941	1,583	8,302	4,642
Noninterest Income
Insurance income	518	487	1,648	1,563
Service charges on deposits	247	188	754	540
Wealth management income	324	175	945	509
Card and payment related fees	200	132	558	399
Residential mortgage income	221	80	807	220
Investment banking and trading income	244	60	636	135
Operating lease income	72	36	232	106
Income from bank-owned life insurance	46	29	135	91
Lending related fees	77	24	210	77
Commercial real estate related income	55	32	148	68
Securities gains (losses)	104	—	402	—
Other income (loss)	102	60	119	149
Total noninterest income	2,210	1,303	6,594	3,857
Noninterest Expense
Personnel expense	2,058	1,161	6,038	3,368
Net occupancy expense	233	122	697	360
Professional fees and outside processing	323	102	859	272
Software expense	221	77	647	220
Equipment expense	127	64	363	197
Marketing and customer development	75	36	215	92
Operating lease depreciation	56	35	204	93
Loan-related expense	59	26	177	81
Amortization of intangibles	170	29	513	93
Regulatory costs	34	20	93	57
Merger-related and restructuring charges	236	34	552	137
Loss (gain) on early extinguishment of debt	—	—	235	—
Other expense	163	134	471	389
Total noninterest expense	3,755	1,840	11,064	5,359
Earnings
Income before income taxes	1,396	1,046	3,832	3,140
Provision for income taxes	255	218	670	629
Net income	1,141	828	3,162	2,511
Noncontrolling interests	3	3	9	8
Net income available to the bank holding company	1,138	825	3,153	2,503
Dividends on preferred stock	70	90	197	177
Net income available to common shareholders	$1,068	$735	$2,956	$2,326
Basic EPS	$0.79	$0.96	$2.20	$3.04
Diluted EPS	0.79	0.95	2.18	3.00
Basic weighted average shares outstanding	1,347,916	766,167	1,346,605	765,428
Diluted weighted average shares outstanding	1,358,122	775,791	1,357,174	774,907

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,141	$828	$3,162	$2,511
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	(11)	(38)	18	(2)
Change in unrealized net gains (losses) on cash flow hedges	8	13	30	(80)
Change in unrealized net gains (losses) on AFS securities	(375)	118	1,267	769
Other, net	1	—	(1)	2
Total OCI, net of tax	(377)	93	1,314	689
Total comprehensive income	$764	$921	$4,476	$3,200
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(4)	$(11)	$5	$—
Change in unrealized net gains (losses) on cash flow hedges	2	4	9	(25)
Change in unrealized net gains (losses) on AFS securities	(114)	37	389	237
Other, net	—	(1)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, July 1, 2019	766,010	$3,053	$3,830	$6,889	$19,050	$(1,119)	$61	$31,764
Net income	—	—	—	—	825	—	3	828
OCI	—	—	—	—	—	93	—	93
Issued in connection with equity awards, net	293	—	2	3	—	—	—	5
Issued in connection with preferred stock offerings	—	1,683	—	—	—	—	—	1,683
Redemption of preferred stock	—	(1,679)	—	—	(46)	—	—	(1,725)
Cash dividends declared on common stock	—	—	—	—	(345)	—	—	(345)
Cash dividends declared on preferred stock	—	—	—	—	(44)	—	—	(44)
Equity-based compensation expense	—	—	—	39	—	—	—	39
Other, net	—	—	—	—	—	—	5	5
Balance, September 30, 2019	766,303	$3,057	$3,832	$6,931	$19,440	$(1,026)	$69	$32,303
Balance, July 1, 2020	1,347,609	$7,143	$6,738	$35,676	$18,373	$847	$106	$68,883
Net income	—	—	—	—	1,138	—	3	1,141
OCI	—	—	—	—	—	(377)	—	(377)
Issued in connection with equity awards, net	509	—	3	(6)	—	—	—	(3)
Issued in connection with preferred stock offerings	—	905	—	—	—	—	—	905
Cash dividends declared on common stock	—	—	—	—	(607)	—	—	(607)
Cash dividends declared on preferred stock	—	—	—	—	(70)	—	—	(70)
Equity-based compensation expense	—	—	—	104	—	—	—	104
Other, net	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2020	1,348,118	$8,048	$6,741	$35,774	$18,834	$470	$106	$69,973
Balance, January 1, 2019	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Net income	—	—	—	—	2,503	—	8	2,511
OCI	—	—	—	—	—	689	—	689
Issued in connection with equity awards, net	2,977	—	15	(40)	—	—	—	(25)
Issued in connection with preferred stock offerings	—	1,683	—	—	—	—	—	1,683
Redemption of preferred stock	—	(1,679)	—	—	(46)	—	—	(1,725)
Cash dividends declared on common stock	—	—	—	—	(964)	—	—	(964)
Cash dividends declared on preferred stock	—	—	—	—	(131)	—	—	(131)
Equity-based compensation expense	—	—	—	119	—	—	—	119
Other, net	—	—	—	3	(40)	—	5	(32)
Balance, September 30, 2019	766,303	$3,057	$3,832	$6,931	$19,440	$(1,026)	$69	$32,303
Balance, January 1, 2020	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Net income	—	—	—	—	3,153	—	9	3,162
OCI	—	—	—	—	—	1,314	—	1,314
Issued in connection with equity awards, net	5,952	—	30	(115)	(2)	—	—	(87)
Issued in connection with preferred stock offerings	—	3,449	—	—	—	—	—	3,449
Redemption of preferred stock	—	(503)	—	—	3	—	—	(500)
Cash dividends declared on common stock	—	—	—	—	(1,817)	—	—	(1,817)
Cash dividends declared on preferred stock	—	—	—	—	(200)	—	—	(200)
Equity-based compensation expense	—	—	—	280	—	—	—	280
Cumulative effect adjustment for new accounting standards	—	—	—	—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(77)	(77)
Balance, September 30, 2020	1,348,118	$8,048	$6,741	$35,774	$18,834	$470	$106	$69,973

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Nine Months Ended September 30, (Dollars in millions)	2020	2019
Cash Flows From Operating Activities:
Net income	$3,162	$2,511
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,158	444
Depreciation	694	324
Amortization of intangibles	513	93
Equity-based compensation expense	280	119
Securities gains (losses)	(402)	—
Net change in operating assets and liabilities:
LHFS	1,144	(531)
MSRs	639	193
Pension asset	(417)	(838)
Derivative assets and liabilities	(3,064)	(559)
Trading assets	1,063	(9)
Other assets and other liabilities	(299)	(61)
Other, net	(442)	278
Net cash from operating activities	5,029	1,964
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	5,219	4,255
Proceeds from maturities, calls and paydowns of AFS securities	14,917	3,051
Purchases of AFS securities	(28,242)	(17,220)
Proceeds from maturities, calls and paydowns of HTM securities	—	1,762
Originations and purchases of loans and leases, net of sales and principal collected	(4,328)	(1,060)
Net cash received (paid) for FHLB stock	599	(116)
Net cash received (paid) for securities borrowed or purchased under resale agreements	117	29
Net cash paid for premises and equipment	(716)	(116)
Net cash received (paid) for mergers, acquisitions and divestitures	(1,811)	(33)
Other, net	158	77
Net cash from investing activities	(14,087)	(9,371)
Cash Flows From Financing Activities:
Net change in deposits	38,263	1,096
Net change in short-term borrowings	(11,972)	5,317
Proceeds from issuance of long-term debt	26,570	5,653
Repayment of long-term debt	(27,667)	(4,259)
Net proceeds from preferred stock issued	3,449	1,683
Redemption of preferred stock	(500)	(1,725)
Cash dividends paid on common stock	(1,817)	(964)
Cash dividends paid on preferred stock	(200)	(131)
Net cash received (paid) for hedge unwinds	1,111	(156)
Other, net	(136)	(47)
Net cash from financing activities	27,101	6,467
Net Change in Cash and Cash Equivalents	18,043	(940)
Cash and Cash Equivalents, January 1	19,065	3,844
Cash and Cash Equivalents, September 30	$37,108	$2,904
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$1,555	$1,486
Income taxes	94	409

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

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. Credit losses are measured on an individual basis and recognized in an ACL. Changes in expected credit losses are recognized in the Provision for credit losses in the Consolidated Statements of Income. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the US government, are highly rated by rating agencies and have a long history of no credit losses. There was no ACL on the Company’s AFS debt securities at September 30, 2020.

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

TDRs

Modifications to a borrower's debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be considered. TDRs are undertaken to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances, forgiveness of principal or interest. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, Truist implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. Truist payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. The Company applies this policy to loans modified in response to COVID-19 hardships that were less than 30 days past due at December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

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

The evaluation of mortgage and other consumer loans includes an evaluation of the client's debt-to-income ratio, credit report, property value and certain other client-specific factors that impact the clients’ ability to make timely principal and interest payments on the loan.

TDR classification may be removed due to the passage of time if the loan: (1) did not include a forgiveness of principal or interest, (2) has performed in accordance with the modified terms (generally a minimum of six consecutive months), (3) was reported as a TDR over a year-end reporting period, and (4) reflected an interest rate on the modified loan that was no less than a market rate at the date of modification. TDR classification may also be removed for an accruing loan upon the occurrence of a subsequent non-concessionary modification granted at market terms and within current underwriting guidelines.

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of clients' loan defaults.

Truist's policies for placing loans on nonperforming status conform to guidelines prescribed by bank regulatory authorities. Truist classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. Payment deferrals granted as a result of the COVID-19 pandemic do not result in a loan becoming past due. The following table summarizes the delinquency thresholds that are a factor used in evaluating nonperforming classification and the timing of charge-off evaluations:

(number of days)	Placed on Nonperforming (1)			Evaluation for Charge-off
Commercial:
Commercial and industrial	90	(2)		90	(2)
CRE	90	(2)		90	(2)
Commercial construction	90	(2)		90	(2)
Lease financing	90	(2)		90	(2)
Consumer:
Residential mortgage (3)	90	to	180	90	to	210
Residential home equity and direct (3)	90	to	120	90	to	180
Indirect auto (3)	90			120
Indirect other (3)	90	to	120	120	to	180
Student (4) (5)	NA			120	to	180
Credit card (6)	NA			90	to	180
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
(4)    Student loans are not placed in nonperforming status, which reflects consideration of governmental guarantees or accelerated charge-off policies related to certain non-guaranteed portfolios.
(5)    Claims related to government guaranteed loans may be filed once the loans reach 270 days past due. The non-guaranteed balance, which ranges from 2-3%, is charged off once the claim proceeds related to the guaranteed portion have been received.
(6)    Credit cards are generally not placed on nonperforming status, but are fully charged off at specified delinquency dates consistent with regulatory guidelines.

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

Accrued interest is included in Other assets in the Consolidated Balance Sheets. Accrued interest receivable balances are not considered in connection with the ACL estimation process, as such amounts are generally reversed against interest income when the loan is placed in nonperforming status. Interest has been deferred on loans that have been provided payment relief assistance in connection with the CARES Act that based on management's best estimate may ultimately prove to be uncollectible.

Assets acquired as a result of foreclosure are initially recorded at fair value less estimated cost to sell and subsequently carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist's policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition of these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s loan and lease activities, see "Note 5. Loans and ACL.”

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

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments; commercial, consumer and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, type of collateral, whether loan payments are interest-only and whether interest rates are fixed or variable. Larger loans and leases that do not share similar risk characteristics or that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the underlying collateral or in certain circumstances the present value of expected cash flows discounted at the loan's effective interest as described further below. The commercial portfolio segment models use a risk rating approach to estimate the ALLL. The consumer and credit card models use a delinquency-based approach to estimate the ALLL. In addition to these quantitatively calculated components, the ALLL includes qualitatively calculated components.

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

12 Truist Financial Corporation

The Scenario Committee provides guidance, selection, and approval for enterprise-sanctioned macroeconomic scenarios, including the macroeconomic forecasts for use in the ACL process. Forecasted economic conditions are developed using third party macroeconomic scenarios adjusted based on management’s expectations over a reasonable and supportable forecast period of two years. Assumptions revert to long term historic averages gradually over a one year period. Macroeconomic factors used in estimating the expected losses vary by loan portfolio and include employment factors, estimated collateral values and market indicators as described by portfolio segment below. A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to adjust for limitations in modeled results related to the current economic conditions and capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which Truist conducts business.

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

The following provides a description of accounting policies, methodologies and credit quality indicators related to each of the portfolio segments:

Commercial

The majority of loans in the commercial lending portfolio are assigned risk ratings based on an assessment of conditions that affect the borrower's ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers' financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Risk ratings are reviewed on an annual basis, or more frequently for many relationships based on the policy requirements regarding various risk characteristics. While this review is largely focused on the borrower's ability to repay the loan, Truist also considers the capacity and willingness of a loan's guarantors to support the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, Truist may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is reasonably assured. In these cases, Truist may determine the loan is not impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. The following table summarizes risk ratings that Truist uses to monitor credit quality in its commercial portfolio:

Risk Rating	Description
Pass	Loans not considered to be problem credits
Special Mention	Loans that have a potential weakness deserving management's close attention
Substandard	Loans for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk
Nonperforming	Loans for which full collection of principal and interest is not considered probable

Loans are generally pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as business sector, project and property type, line of business, collateral, loan type, obligor exposure, and risk grade or score. Commercial loss forecasting models are expected loss frameworks that use macroeconomic scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default. The primary macroeconomic drivers for the commercial portfolios include unemployment trends, U.S. real GDP, corporate credit spreads, rental rates and property values.

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

Residential mortgages and revolving home equity lines of credit are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, and are made to borrowers in good credit standing. The indirect auto and indirect other portfolios include secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The student loan portfolio is composed of government-guaranteed student loans and certain private student loans originated by third parties. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans purchased from third-party originators with credit enhancements partially mitigate the Company’s credit exposure. The credit card portfolio and other arrangements within the indirect other and residential home equity and direct portfolios are generally unsecured and are actively managed.

Truist uses performing status to monitor credit quality in its consumer and credit card portfolios. Delinquency status is the primary factor considered in determining whether a loan should be classified as nonperforming.

The ALLL for loans classified as a TDR is based on analyses capturing the expected credit losses and the impact of the concession over the remaining life of the asset.

Expected recoveries for consumer and credit card loans are included in the estimation of the ALLL based on historical experience.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Adopted During the Current Year
Credit Losses / January 1, 2020	Replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans receive an allowance for expected credit losses. Any credit impairment on AFS debt securities for which the fair value is less than cost is recorded through an allowance for expected credit losses. The standard also requires expanded disclosures related to credit losses and asset quality.	Truist adopted this standard using the modified retrospective approach.

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

The adoption of this standard did not have a material impact on the AFS securities portfolio.
Simplifying the Test for Goodwill Impairment / January 1, 2020	Simplifies the subsequent measurement of goodwill, by eliminating the second step from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard requires an entity to recognize an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, with the loss limited to the total amount of goodwill allocated to that reporting unit. The standard must be applied on a prospective basis.	The standard does not currently have an impact on the Company’s consolidated financial statements; however, if subsequent to adoption, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value up to the amount of the goodwill assigned to the reporting unit.
Reference Rate Reform / March 12, 2020	Provides optional expedients and exceptions regarding the accounting for contract modifications, hedging relationships and other transactions affected by reference rate reform. The standard was issued March 12, 2020, is effective upon issuance and can be applied through December 31, 2022.	The application of this standard did not have a material impact to the Company's consolidated financial statements. The standard allows for certain practical expedients not yet elected by the Company, which may simplify the accounting for reference rate reform, if elected in the future.
14 Truist Financial Corporation

NOTE 2. Business Combinations

Effective December 6, 2019, the Company completed its Merger with SunTrust. The Merger was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values as of the Merger date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment until all necessary information related to the valuation process has been received. Adjustments must be finalized within one year of the closing date of the Merger. The Company’s purchase price allocation is considered preliminary as certain estimates related to leveraged leases, premises and equipment, and certain other assets and liabilities are subject to continuing refinement. Immaterial amounts of the intangible assets recognized are deductible for income tax purposes. For additional information, see “Note 2. Business Combinations” of the Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth a preliminary allocation of Merger consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of SunTrust as of December 6, 2019:

(Dollars in millions)	UPB	Fair Value
Fair value of Merger consideration		$33,547
Assets
Cash and due from banks		1,621
Interest-bearing deposits with banks		4,668
Securities borrowed or purchased under resale agreements		1,191
Trading assets		5,710
AFS securities		30,986
LHFS		3,759
Loans and leases:
Commercial and industrial	$68,687	67,101
CRE	9,509	9,357
Commercial Construction	2,136	2,096
Commercial Leases	3,967	3,882
Mortgage Loans	28,191	27,180
Home Equity and Direct Lending	15,917	15,628
Indirect Auto	12,373	12,203
Indirect Other	4,678	4,445
Student Lending	6,867	6,657
Credit Card	2,518	2,500
PCI	3,652	3,126
Total loans and leases	$158,495	154,175
Premises and equipment		1,555
CDI and other intangible assets		2,737
MSRs		1,605
Other assets		13,723
Total assets		221,730
Liabilities and Equity
Deposits		(170,633)
Short-term borrowings		(6,837)
Long-term debt		(19,484)
Other liabilities		(5,120)
Total liabilities		(202,074)
Noncontrolling interest		(108)
Less: Net assets		19,548
Goodwill		$13,999

For a description of the methods used to determine the fair values of significant assets and liabilities, see “Note 2. Business Combinations” of the Annual Report on Form 10-K for the year ended December 31, 2019.
Truist Financial Corporation 15

Branch Divestitures

In July 2020, Truist completed the divestiture of 30 branches to First Horizon Bank, a wholly owned subsidiary of First Horizon National Corporation, to satisfy regulatory requirements in connection with the Merger. The branches were located in North Carolina, Virginia and Georgia. There were $425 million in loans and leases and $2.2 billion in deposits divested as part of this transaction.

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

(Dollars in millions)	September 30, 2020	December 31, 2019
Securities purchased under resale agreements	$846	$986
Securities borrowed	454	431
Total securities borrowed or purchased under resale agreements	$1,300	$1,417

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

	September 30, 2020			December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$244	$55	$299	$115	$35	$—	$150
GSE	88	9	97	87	37	—	124
Agency MBS - residential	483	1	484	928	41	100	1,069
Corporate and other debt securities	149	251	400	310	316	—	626
Total securities sold under agreements to repurchase	$964	$316	$1,280	$1,440	$429	$100	$1,969

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

16 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company's AFS securities:

September 30, 2020 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,218	$32	$—	$2,250
GSE	1,842	86	—	1,928
Agency MBS - residential	77,072	1,930	8	78,994
Agency MBS - commercial	2,311	78	1	2,388
States and political subdivisions	498	42	3	537
Other	35	—	—	35
Total AFS securities	$83,976	$2,168	$12	$86,132

December 31, 2019 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,275	$7	$6	$2,276
GSE	1,847	34	—	1,881
Agency MBS - residential	67,983	411	158	68,236
Agency MBS - commercial	1,335	13	7	1,341
States and political subdivisions	557	34	6	585
Non-agency MBS	190	178	—	368
Other	40	—	—	40
Total AFS securities	$74,227	$677	$177	$74,727

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at September 30, 2020. The FNMA investments had total amortized cost and fair value of $18.9 billion and $19.4 billion, respectively. The FHLMC investments had total amortized cost and fair value of $16.2 billion and $16.6 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
September 30, 2020 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$1,343	$875	$—	$—	$2,218	$1,350	$900	$—	$—	$2,250
GSE	102	1,667	—	73	1,842	104	1,745	—	79	1,928
Agency MBS - residential	—	1	469	76,602	77,072	—	1	484	78,509	78,994
Agency MBS - commercial	—	2	9	2,300	2,311	—	2	10	2,376	2,388
States and political subdivisions	54	115	125	204	498	55	119	140	223	537
Other	1	6	1	27	35	1	6	1	27	35
Total AFS securities	$1,500	$2,666	$604	$79,206	$83,976	$1,510	$2,773	$635	$81,214	$86,132

Truist Financial Corporation 17

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2020 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
Agency MBS - residential	$2,893	$4	$251	$4	$3,144	$8
Agency MBS - commercial	277	1	15	—	292	1
States and political subdivisions	48	—	31	3	79	3
Other	32	—	—	—	32	—
Total	$3,250	$5	$297	$7	$3,547	$12

	Less than 12 months		12 months or more		Total
December 31, 2019 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$702	$6	$—	$—	$702	$6
GSE	6	—	—	—	6	—
Agency MBS - residential	20,328	145	1,326	13	21,654	158
Agency MBS - commercial	545	5	124	2	669	7
States and political subdivisions	65	1	144	5	209	6
Total	$21,646	$157	$1,594	$20	$23,240	$177

At September 30, 2020, no ACL was established for AFS securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The majority of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross realized gains	$104	$—	$404	$42
Gross realized losses	—	—	(2)	(42)
Securities gains (losses), net	$104	$—	$402	$—

For 2020, the realized gains primarily relate to the sales of non-agency and agency MBS in the second and third quarter, respectively.
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

	Accruing
September 30, 2020 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$140,206	$155	$6	$507	$140,874
CRE	27,407	7	8	52	27,474
Commercial construction	6,765	—	—	7	6,772
Lease financing	5,452	9	—	32	5,493
Consumer:
Residential mortgage	48,805	796	573	205	50,379
Residential home equity and direct	26,270	103	5	180	26,558
Indirect auto	24,803	321	8	137	25,269
Indirect other	11,468	52	3	4	11,527
Student	6,244	666	570	—	7,480
Credit card	4,738	39	24	—	4,801
Total	$302,158	$2,148	$1,197	$1,124	$306,627

	Accruing
December 31, 2019 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$129,873	$94	$1	$212	$130,180
CRE	26,817	5	—	10	26,832
Commercial construction	6,204	1	—	—	6,205
Lease financing	6,112	2	—	8	6,122
Consumer:
Residential mortgage	50,975	498	543	55	52,071
Residential home equity and direct	26,846	122	9	67	27,044
Indirect auto	23,771	560	11	100	24,442
Indirect other	11,011	85	2	2	11,100
Student	5,905	650	188	—	6,743
Credit card	5,541	56	22	—	5,619
PCI	2,126	140	1,218	—	3,484
Total	$295,181	$2,213	$1,994	$454	$299,842

Truist Financial Corporation 19

The following table presents the amortized cost basis of loans by origination year and credit quality indicator:

September 30, 2020 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2020	2019	2018	2017	2016	Prior				Total
Commercial:
Commercial and industrial:
Pass	$30,936	$20,479	$14,176	$8,793	$5,599	$10,056	$43,246	$123	$(780)	$132,628
Special mention	509	617	347	92	159	218	2,276	8	—	4,226
Substandard	371	401	441	147	134	236	1,798	2	(17)	3,513
Nonperforming	22	42	99	31	33	67	232	8	(27)	507
Total	31,838	21,539	15,063	9,063	5,925	10,577	47,552	141	(824)	140,874
CRE:
Pass	3,635	6,711	4,983	2,892	1,593	2,618	652	—	(75)	23,009
Special mention	263	853	655	204	178	210	—	—	—	2,363
Substandard	240	609	426	293	184	292	6	—	—	2,050
Nonperforming	1	—	1	2	5	42	1	—	—	52
Total	4,139	8,173	6,065	3,391	1,960	3,162	659	—	(75)	27,474
Commercial construction:
Pass	810	2,103	2,037	418	28	185	564	—	16	6,161
Special mention	—	105	122	1	41	—	2	—	—	271
Substandard	95	80	83	17	6	52	—	—	—	333
Nonperforming	4	3	—	—	—	—	—	—	—	7
Total	909	2,291	2,242	436	75	237	566	—	16	6,772
Lease financing:
Pass	832	1,451	939	888	287	993	—	—	(52)	5,338
Special mention	10	12	6	4	—	7	—	—	—	39
Substandard	—	38	6	5	4	31	—	—	—	84
Nonperforming	1	8	7	10	9	9	—	—	(12)	32
Total	843	1,509	958	907	300	1,040	—	—	(64)	5,493
Consumer:
Residential mortgage:
Performing	6,743	7,456	4,347	5,022	6,056	20,329	—	—	221	50,174
Nonperforming	—	5	11	6	7	193	—	—	(17)	205
Total	6,743	7,461	4,358	5,028	6,063	20,522	—	—	204	50,379
Residential home equity and direct:
Performing	3,562	3,523	1,635	580	270	622	14,395	1,730	61	26,378
Nonperforming	1	3	2	1	1	8	68	83	13	180
Total	3,563	3,526	1,637	581	271	630	14,463	1,813	74	26,558
Indirect auto:
Performing	7,361	8,207	4,508	2,766	1,474	674	—	—	142	25,132
Nonperforming	6	41	39	27	17	14	—	—	(7)	137
Total	7,367	8,248	4,547	2,793	1,491	688	—	—	135	25,269
Indirect other:
Performing	3,854	3,419	1,953	961	498	802	—	—	36	11,523
Nonperforming	1	1	1	—	—	2	—	—	(1)	4
Total	3,855	3,420	1,954	961	498	804	—	—	35	11,527
Student:
Performing	33	113	99	82	66	7,094	—	—	(7)	7,480
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total	33	113	99	82	66	7,094	—	—	(7)	7,480
Credit card	—	—	—	—	—	—	4,757	38	6	4,801
Total	$59,290	$56,280	$36,923	$23,242	$16,649	$44,754	$67,997	$1,992	$(500)	$306,627
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

	December 31, 2019
(Dollars in millions)	Commercial & Industrial	CRE	Commercial Construction	Lease Financing
Commercial:
Pass	$127,229	$26,393	$6,037	$6,039
Special mention	1,264	145	37	19
Substandard	1,475	284	131	56
Nonperforming	212	10	—	8
Total	$130,180	$26,832	$6,205	$6,122

	December 31, 2019
	Residential Mortgage	Residential home equity and direct	Indirect auto	Indirect Other
Consumer:
Performing	$52,016	$26,977	$24,342	$11,098
Nonperforming	55	67	100	2
Total	$52,071	$27,044	$24,442	$11,100

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Sep 30, 2019
Commercial:
Commercial and industrial	$574	$(28)	$5	$25	$—	$576
CRE	157	(2)	3	(6)	—	152
Commercial construction	44	—	—	—	—	44
Lease financing	10	(1)	1	—	—	10
Consumer:
Residential mortgage	224	(3)	—	(22)	—	199
Residential home equity and direct	106	(24)	6	19	—	107
Indirect auto	300	(92)	12	80	—	300
Indirect other	59	(14)	3	14	—	62
Credit card	113	(25)	6	21	—	115
PCI	8	—	—	—	—	8
ALLL	1,595	(189)	36	131	—	1,573
RUFC	94	—	—	(14)	—	80
ACL	$1,689	$(189)	$36	$117	$—	$1,653

Truist Financial Corporation 21

(Dollars in millions)	Balance at Jul 1, 2020	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Sep 30, 2020
Commercial:
Commercial and industrial	$2,137	$(112)	$20	$140	$—	$2,185
CRE	391	(44)	—	155	—	502
Commercial construction	134	(19)	2	17	—	134
Lease financing	59	(44)	4	34	—	53
Consumer:
Residential mortgage	431	(4)	3	(6)	—	424
Residential home equity and direct	697	(52)	16	43	—	704
Indirect auto	1,190	(72)	22	49	—	1,189
Indirect other	213	(8)	4	13	—	222
Student	123	(6)	—	11	2	130
Credit card	327	(44)	8	29	—	320
ALLL	5,702	(405)	79	485	2	5,863
RUFC	431	—	—	(64)	(1)	366
ACL	$6,133	$(405)	$79	$421	$1	$6,229

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Sep 30, 2019
Commercial:
Commercial and industrial	$546	$(67)	$19	$78	$—	$576
CRE	142	(28)	5	33	—	152
Commercial construction	48	—	2	(6)	—	44
Lease financing	11	(2)	1	—	—	10
Consumer:
Residential mortgage	232	(13)	1	(21)	—	199
Residential home equity and direct	104	(68)	20	51	—	107
Indirect auto	298	(263)	39	226	—	300
Indirect other	58	(43)	12	35	—	62
Credit card	110	(72)	15	62	—	115
PCI	9	—	—	(1)	—	8
ALLL	1,558	(556)	114	457	—	1,573
RUFC	93	—	—	(13)	—	80
ACL	$1,651	$(556)	$114	$444	$—	$1,653

(Dollars in millions)	Balance at Jan 1, 2020 (1)	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Sep 30, 2020
Commercial:
Commercial and industrial	$560	$(274)	$58	$937	$904	$2,185
CRE	150	(59)	4	325	82	502
Commercial construction	52	(22)	10	78	16	134
Lease financing	10	(50)	4	(5)	94	53
Consumer:
Residential mortgage	176	(50)	7	26	265	424
Residential home equity and direct	107	(185)	46	282	454	704
Indirect auto	304	(294)	63	298	818	1,189
Indirect other	60	(46)	18	40	150	222
Student	—	(20)	1	24	125	130
Credit card	122	(147)	22	148	175	320
PCI	8	—	—	—	(8)	—
ALLL	1,549	(1,147)	233	2,153	3,075	5,863
RUFC	340	—	—	5	21	366
ACL	$1,889	$(1,147)	$233	$2,158	$3,096	$6,229
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

The commercial ALLL increased $153 million and $1.0 billion for the three and nine months ended September 30, 2020, respectively. The increase for the nine month period is primarily attributed to a more pessimistic outlook with respect to future economic conditions driven by the COVID-19 pandemic and specific consideration of the risks associated with exposures to certain industries, including oil and gas, hospitality, and lending to small businesses. The modest increase for the three month period reflects continued monitoring of clients’ financial position and associated re-grading actions as well as uncertainty related to performance after the expiration of relief packages.

The consumer ALLL increased $15 million and $214 million for the three and nine months ended September 30, 2020, respectively. The increase for the nine month period reflects the impact of the more pessimistic outlook described above, with the largest increases seen in the unsecured portfolios and the non-prime auto lending portfolio. The modest increase for the three month period reflects the uncertainty related to the pandemic and performance after the expiration of relief packages partially offset by the reduction in loan balances primarily in residential mortgage.

The ALLL for credit card decreased $7 million and increased $23 million for the three and nine months ended September 30, 2020, respectively. The decrease for the quarter reflects lower loan balances; the year-to-date increase reflects risks associated with COVID-19 and a more pessimistic economic outlook.

The RUFC decreased $65 million and $43 million for the three and nine months ended September 30, 2020, respectively. The net decrease reflects the reduction in the utilization estimate for conditionally cancellable commitments.

Truist’s ACL estimate represents management’s best estimate of expected credit losses related to the loan and lease portfolio, including unfunded commitments, at the balance sheet date. This estimate incorporates both quantitatively-derived output, as well as qualitative components that represent expected losses not otherwise captured by the models.

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period, which management has determined to be two years, followed by a reversion to long-term historical loss conditions over a one-year period. These macro-economic forecasts include a number of key economic variables utilized in loss forecasting that include, but are not limited to, unemployment trends, US real GDP, corporate credit spreads, rental rates, property values, home price indices and used car prices.

The primary economic forecast incorporates a third -party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considered multiple third-party macro-economic forecasts that reflected a range of possible outcomes in order to capture uncertainty in the economic environment caused by the pandemic. The economic forecast shaping the ACL estimate at September 30, 2020 included an extended GDP recovery through the two-year reasonable and supportable forecast period with a high single-digit unemployment rate through the middle of 2021 followed by continued improvement through the remainder of the reasonable and supportable period.

Quantitative models have certain limitations with respect to estimating expected losses in times of rapidly changing macro-economic forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to represent a significant portion of the ACL for the foreseeable future. The September 30, 2020 ACL estimate includes qualitative adjustments to adjust for limitations in modeled results with respect to forecasted economic conditions that are well outside of historic economic conditions used to develop the models and to give consideration to the impact of government relief programs, stimulus and client accommodations that are not directly considered in the quantitative models.

PCD Loan Activity

For PCD loans, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans held for investment. The following table provides a summary of purchased student loans with credit deterioration at acquisition:

Nine Months Ended September 30, 2020 (Dollars in millions)
Par value	$480
ALLL at acquisition	(6)
Non-credit premium (discount)	(2)
Purchase price	$472

Truist Financial Corporation 23

Nonperforming and Impaired Loans

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was $7 million for the three months ended September 30, 2020 and $22 million for the nine months ended September 30, 2020.

	Recorded Investment
September 30, 2020 (Dollars in millions)	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$88	$419
CRE	26	26
Commercial construction	4	3
Lease financing	2	30
Consumer:
Residential mortgage	4	201
Residential home equity and direct	2	178
Indirect auto	—	137
Indirect other	—	4
Total	$126	$998

The following table sets forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment. This table excludes guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss due to the government guarantee or other credit enhancements.

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2019 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$339	$124	$167	$20	$298	$6
CRE	29	3	26	2	71	1
Commercial construction	39	—	38	7	5	—
Lease financing	18	7	2	—	2	—
Consumer:
Residential mortgage	650	92	527	42	799	34
Residential home equity and direct	76	24	37	5	65	3
Indirect auto	367	9	349	64	334	53
Indirect other	5	—	5	1	4	—
Credit card	31	—	31	12	28	1
Total	$1,554	$259	$1,182	$153	$1,606	$98

24 Truist Financial Corporation

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Performing TDRs:
Commercial:
Commercial and industrial	$84	$47
CRE	36	6
Commercial construction	1	37
Lease financing	1	—
Consumer:
Residential mortgage	640	470
Residential home equity and direct	71	51
Indirect auto	336	333
Indirect other	5	5
Student	5	—
Credit card	38	31
Total performing TDRs	1,217	980
Nonperforming TDRs	140	82
Total TDRs	$1,357	$1,062
ALLL attributable to TDRs	$246	$132

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	As of / For the Three Months Ended September 30, 2020				As of / For the Nine Months Ended September 30, 2020
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$13	$49	$70	$9	$46	$53	$118	$12
CRE	4	10	15	2	28	11	32	4
Lease financing	—	—	—	—	1	—	1	—
Consumer:
Residential mortgage	167	72	244	9	311	119	443	19
Residential home equity and direct	3	3	6	—	31	13	45	1
Indirect auto	20	4	25	5	98	26	129	17
Indirect other	1	1	1	—	3	1	3	—
Student	—	1	1	—	—	5	5	—
Credit card	6	—	6	2	24	—	23	8
Re-modification of previously designated TDRs	10	5			36	11

Truist Financial Corporation 25

	As of / For the Three Months Ended September 30, 2019				As of / For the Nine Months Ended September 30, 2019
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$2	$5	$9	$1	$52	$11	$55	$8
CRE	—	—	—	—	1	1	4	—
Consumer:
Residential mortgage	51	7	54	5	173	21	181	15
Residential home equity and direct	2	1	2	—	7	3	7	1
Indirect auto	60	1	63	12	156	3	166	33
Indirect other	1	—	1	—	3	—	3	—
Credit card	6	—	1	1	17	—	12	6
Re-modification of previously designated TDRs	12	2			49	18

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The re-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $41 million and $19 million for the three months ended September 30, 2020 and 2019, respectively, and $80 million and $58 million for the nine months ended September 30, 2020 and 2019, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

NPAs

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure.

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Nonperforming loans and leases HFI (1)	$1,124	$454
Nonperforming LHFS	130	107
Foreclosed real estate	30	82
Other foreclosed property	30	41
Total nonperforming assets	$1,314	$684

Residential mortgage loans in the process of foreclosure	$216	$409
(1) Beginning January 1, 2020, nonperforming loans and leases include certain assets previously classified as PCI.

Unearned Income, Discounts and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$2,677	$4,069

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

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2019	$3,906	$3,938	$1,974	$9,818
Mergers and acquisitions	10,134	4,187	21	14,342
Adjustments	—	—	(6)	(6)
Goodwill, December 31, 2019	$14,040	$8,125	$1,989	$24,154
Mergers and acquisitions	—	—	37	37
Adjustments	1,397	(1,719)	—	(322)
Goodwill, September 30, 2020	$15,437	$6,406	$2,026	$23,869

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2020			December 31, 2019
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,599	$(730)	$1,869	$2,474	$(365)	$2,109
Other, primarily client relationship intangibles	1,910	(939)	971	1,808	(775)	1,033
Total	$4,509	$(1,669)	$2,840	$4,282	$(1,140)	$3,142

Truist performed a qualitative assessment of current events and circumstances, including the continuing effects of the COVID-19 pandemic, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2020, and therefore no triggering event occurred that required a quantitative goodwill impairment test.

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

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
UPB of residential mortgage loan servicing portfolio	$253,468	$279,558
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	198,881	219,347
Mortgage loans sold with recourse	356	371
Maximum recourse exposure from mortgage loans sold with recourse liability	217	212
Indemnification, recourse and repurchase reserves	95	44

As of / For the Nine Months Ended September 30, (Dollars in millions)	2020	2019
UPB of residential mortgage loans sold from LHFS	$36,069	$11,108
Pre-tax gains recognized on mortgage loans sold and held for sale	828	90
Servicing fees recognized from mortgage loans serviced for others	480	187
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.32%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.92	4.09
Truist Financial Corporation 27

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Nine Months Ended September 30, (Dollars in millions)	2020	2019
Residential MSRs, carrying value, January 1	$2,371	$957
Additions	490	101
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(612)	(213)
OAS	53	36
Realization of expected net servicing cash flows, passage of time and other	(539)	(105)
Residential MSRs, carrying value, September 30	$1,763	$776

The sensitivity of the fair value of the Company's residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2020			December 31, 2019
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	14.4%	31.0%	16.4%	8.4%	18.6%	9.6%
Effect on fair value of a 10% increase			$(91)			$(102)
Effect on fair value of a 20% increase			(173)			(195)
OAS	2.9%	13.9%	7.5%	4.0%	13.5%	6.7%
Effect on fair value of a 10% increase			$(44)			$(54)
Effect on fair value of a 20% increase			(86)			(106)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			98.7%			98.5%
Adjustable-rate residential mortgage loans			1.3			1.5
Total			100.0%			100.0%
Weighted average life			4.5 years			5.4 years

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

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities for the periods presented:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
UPB of CRE mortgages serviced for others	$36,410	$70,404
CRE mortgages serviced for others covered by recourse provisions	8,640	8,676
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,545	2,479
Recorded reserves related to recourse exposure	18	13
CRE mortgages originated during the year-to-date period	4,063	8,062
Commercial MSRs at fair value	228	247

In the third quarter of 2020, the Company transferred certain servicing activities involving cancellable servicing rights to third parties, resulting in a decrease in the UPB of CRE mortgages serviced for others. This transfer did not materially impact commercial MSRs.

28 Truist Financial Corporation

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. At September 30, 2020, the Company had $37 million of operating leases that had not yet commenced. The following tables present additional information on leases, and excludes assets related to the lease financing businesses:

	September 30, 2020		December 31, 2019
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,547	$38	$1,823	$113
Lease liabilities	1,927	45	2,121	123
Weighted average remaining term	7.0 years	6.5 years	7.7 years	11.4 years
Weighted average discount rate	2.5%	4.9%	2.6%	3.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Operating lease costs	$87	$48	$280	$146

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

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Assets held under operating leases (1)	$2,155	$2,236
Accumulated depreciation	(512)	(391)
Net	$1,643	$1,845
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

The residual value of assets no longer under operating leases was immaterial.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain employees for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $6.5 billion at September 30, 2020 and $6.4 billion December 31, 2019.

Truist Financial Corporation 29

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Federal funds purchased	$60	$259
Securities sold under agreements to repurchase	1,280	1,969
FHLB advances	2,650	13,480
Dealer collateral	463	682
Master notes	718	493
Other short-term borrowings	1,073	1,335
Total short-term borrowings	$6,244	$18,218

The following table presents a summary of long-term debt:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Truist Financial Corporation:
Fixed rate senior notes	$16,029	$14,431
Floating rate senior notes	900	1,749
Fixed rate subordinated notes	1,288	1,227
Capital notes	614	611
Structured notes (1)	109	112
Truist Bank:
Fixed rate senior notes	12,544	11,560
Floating rate senior notes	1,751	1,554
Fixed rate subordinated notes	5,156	3,872
FHLB advances	881	4,141
Other long-term debt (2)	1,091	1,133
Nonbank subsidiaries:
Other long-term debt (3)	645	949
Total long-term debt	$41,008	$41,339
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash dividends declared per share	$0.450	$0.450	$1.350	$1.260

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

During 2020, Truist issued a total of $3.5 billion in preferred stock to further strengthen its capital position. With its first issuance on May 27, 2020, Truist issued $575 million of series O non-cumulative perpetual preferred stock with a stated dividend rate of 5.250% per annum for net proceeds of $559 million. Dividends, if declared by the Board of Directors, are payable on the first day of March, June, September and December of each year, commencing on September 1, 2020. Truist issued depositary shares, each of which represents a 1/1,000th ownership interest in a share of the 23,000 shares of the Company's series O preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part, on June 1, 2025, or on any dividend payment date thereafter.

On June 1, 2020, Truist issued $1.0 billion of series P non-cumulative perpetual preferred stock in its second issuance during 2020 with a stated dividend rate of 4.950% per annum for net proceeds of $992 million. Dividends, if declared by the Board of Directors, are payable on the first day of June and December of each year, commencing on December 1, 2020. The dividend rate will reset on December 1, 2025, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 4.605%. Truist issued depositary shares, each of which represents a 1/25th fractional ownership interest in a share of the 40,000 shares of the Company's series P preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part during the three-months prior to and including each reset date.

On June 19, 2020, Truist issued $1.0 billion of series Q non-cumulative perpetual preferred stock in its third issuance during 2020 with a stated dividend rate of 5.100% per annum for net proceeds of $992 million. Dividends, if declared by the Board of Directors, are payable on the first day of March and September of each year, commencing on March 1, 2021. The dividend rate will reset on September 1, 2030, and on each following tenth anniversary of the reset date to the ten-year U.S. Treasury rate plus 4.349%. Truist issued depositary shares, each of which represents a 1/25th fractional ownership interest in a share of the 40,000 shares of the Company's series Q preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part during the six-month period prior to and including the reset date.

On August 3, 2020, Truist issued $925 million of series R non-cumulative perpetual preferred stock in its fourth issuance during 2020 with a stated dividend rate of 4.750% per annum for net proceeds of $907 million. Dividends, if declared by the Board of Directors, are payable on the first day of March, June, September and December of each year, commencing on December 1, 2020. Truist issued depositary shares, each of which represents a 1/1,000th ownership interest in a share of the 37,000 shares of the Company's series R preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part, on September 1, 2025, or on any dividend payment date thereafter.

Truist Financial Corporation 31

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended September 30, 2020 and 2019 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, July 1, 2019	$(1,128)	$(124)	$151	$(18)	$(1,119)
OCI before reclassifications, net of tax	(58)	3	116	—	61
Amounts reclassified from AOCI:
Before tax	27	14	2	—	43
Tax effect	7	4	—	—	11
Amounts reclassified, net of tax	20	10	2	—	32
Total OCI, net of tax	(38)	13	118	—	93
AOCI balance, September 30, 2019	$(1,166)	$(111)	$269	$(18)	$(1,026)
AOCI balance, July 1, 2020	$(1,093)	$(79)	$2,022	$(3)	$847
OCI before reclassifications, net of tax	(25)	—	(380)	1	(404)
Amounts reclassified from AOCI:
Before tax	18	10	7	—	35
Tax effect	4	2	2	—	8
Amounts reclassified, net of tax	14	8	5	—	27
Total OCI, net of tax	(11)	8	(375)	1	(377)
AOCI balance, September 30, 2020	$(1,104)	$(71)	$1,647	$(2)	$470

Nine Months Ended September 30, 2020 and 2019 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2019	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
OCI before reclassifications, net of tax	(58)	(88)	776	2	632
Amounts reclassified from AOCI:
Before tax	74	11	(10)	—	75
Tax effect	18	3	(3)	—	18
Amounts reclassified, net of tax	56	8	(7)	—	57
Total OCI, net of tax	(2)	(80)	769	2	689
AOCI balance, September 30, 2019	$(1,166)	$(111)	$269	$(18)	$(1,026)
AOCI balance, January 1, 2020	$(1,122)	$(101)	$380	$(1)	$(844)
OCI before reclassifications, net of tax	(26)	—	1,411	(1)	1,384
Amounts reclassified from AOCI:
Before tax	58	39	(189)	—	(92)
Tax effect	14	9	(45)	—	(22)
Amounts reclassified, net of tax	44	30	(144)	—	(70)
Total OCI, net of tax	18	30	1,267	(1)	1,314
AOCI balance, September 30, 2020	$(1,104)	$(71)	$1,647	$(2)	$470
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Net interest income	Net interest income
32 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended September 30, 2020 and 2019, the provision for income taxes was $255 million and $218 million, respectively, representing effective tax rates of 18.3% and 20.8%, respectively. For the nine months ended September 30, 2020 and 2019, the provision for income taxes was $670 million and $629 million, respectively, representing effective tax rates of 17.5% and 20.0%, respectively. The lower effective tax rate for the three and nine months ended September 30, 2020 was primarily due to higher favorable permanent tax items, including interest income from lending to tax-exempt entities and income tax credits earned in the current year. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2020	2019	2020	2019
Service cost	Personnel expense	$141	$52	$377	$161
Interest cost	Other expense	78	58	234	169
Estimated return on plan assets	Other expense	(217)	(116)	(650)	(343)
Amortization and other	Other expense	20	29	58	80
Net periodic (benefit) cost		$22	$23	$19	$67

Truist makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $373 million were made to the Truist pension plan during the nine months ended September 30, 2020. There are no required contributions for the remainder of 2020.

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

(Dollars in millions)	Balance Sheet Location	Sep 30, 2020	Dec 31, 2019
Investments in affordable housing projects:
Carrying amount	Other assets	$3,877	$3,684
Amount of future funding commitments included in carrying amount	Other liabilities	1,142	1,271
Lending exposure	NA	623	647
Renewable energy investments:
Carrying amount	Other assets	148	81
Amount of future funding commitments not included in carrying amount	NA	163	246
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,460	1,556
Amount of future funding commitments not included in carrying amount	NA	418	331

Truist Financial Corporation 33

The following table presents a summary of tax credits and amortization associated with the Company's tax credit investment activity:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2020	2019	2020	2019
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$116	$113	$347	$293
Other community development investments	Provision for income taxes	23	—	68	—
Renewable energy investments	NA	32	—	134	—
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$119	$65	$346	$203
Other community development investments	Other noninterest income	19	—	57	—
Renewable energy investments	Other noninterest income	1	—	3	—

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	September 30, 2020	December 31, 2019
Commitments to extend, originate or purchase credit	$182,731	$177,598
Residential mortgage loans sold with recourse	356	371
CRE mortgages serviced for others covered by recourse provisions	8,640	8,676
Letters of credit	4,929	5,181

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

The Company concluded that the VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At September 30, 2020, the Company’s Consolidated Balance Sheet reflected $1.5 billion of assets and $40 million of other liabilities of the VIEs. At December 31, 2019, the Company’s Consolidated Balance Sheet reflected $2.7 billion of assets and $116 million of other liabilities of the VIEs. Assets at September 30, 2020 and December 31, 2019 include $1.4 billion and $2.6 billion in trading loans, respectively. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts.

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

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Pledged securities	$21,586	$11,283
Pledged loans:
FRB	74,644	30,238
FHLB	73,207	80,816
Unused borrowing capacity:
FRB	51,839	21,169
FHLB	54,424	37,303

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

The Company’s estimate of reasonably possible losses, in excess of amounts accrued, ranges from zero to approximately $200 million as of September 30, 2020. This estimated range is based upon currently available information and involves considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors. In addition, the matters underlying this estimated range will change from time to time, and actual losses may vary significantly from this estimate. For the same reasons stated above, we do not believe that an estimate of reasonably possible losses can be made for certain matters and therefore such matters are not reflected in the range provided here.

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

Truist Financial Corporation 35

NOTE 15. Fair Value Disclosures

Recurring Fair Value Measurements

Accounting standards define fair value as the price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level measurement hierarchy:

•Level 1: Quoted prices for identical instruments in active markets
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2020 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$998	$—	$998	$—	$—
GSE	257	—	257	—	—
Agency MBS - residential	731	—	731	—	—
States and political subdivisions	29	—	29	—	—
Corporate and other debt securities	721	—	721	—	—
Loans	1,819	—	1,819	—	—
Other	115	105	10	—	—
Total trading assets	4,670	105	4,565	—	—
AFS securities:
U.S. Treasury	2,250	—	2,250	—	—
GSE	1,928	—	1,928	—	—
Agency MBS - residential	78,994	—	78,994	—	—
Agency MBS - commercial	2,388	—	2,388	—	—
States and political subdivisions	537	—	537	—	—
Other	35	—	35	—	—
Total AFS securities	86,132	—	86,132	—	—
LHFS at fair value	5,369	—	5,369	—	—
MSRs at fair value	1,991	—	—	1,991	—
Other assets:
Derivative assets	4,049	684	5,309	228	(2,172)
Equity securities	865	824	41	—	—
Total assets	$103,076	$1,613	$101,416	$2,219	$(2,172)
Liabilities:
Derivative liabilities	$403	$480	$2,975	$14	$(3,066)
Securities sold short	1,060	30	1,030	—	—
Total liabilities	$1,463	$510	$4,005	$14	$(3,066)

36 Truist Financial Corporation

December 31, 2019 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$227	$—	$227	$—	$—
GSE	296	—	296	—	—
Agency MBS - residential	497	—	497	—	—
Agency MBS - commercial	68	—	68	—	—
States and political subdivisions	82	—	82	—	—
Non-agency MBS	277	—	277	—	—
Corporate and other debt securities	1,204	—	1,204	—	—
Loans	2,948	—	2,948	—	—
Other	134	90	44	—	—
Total trading assets	5,733	90	5,643	—	—
AFS securities:
U.S. Treasury	2,276	—	2,276	—	—
GSE	1,881	—	1,881	—	—
Agency MBS - residential	68,236	—	68,236	—	—
Agency MBS - commercial	1,341	—	1,341	—	—
States and political subdivisions	585	—	585	—	—
Non-agency MBS	368	—	—	368	—
Other	40	—	40	—	—
Total AFS securities	74,727	—	74,359	368	—
LHFS	5,673	—	5,673	—	—
MSRs	2,618	—	—	2,618	—
Other assets:
Derivative assets	2,053	606	3,620	34	(2,207)
Equity securities	817	815	2	—	—
Private equity investments	440	—	—	440	—
Total assets	$92,061	$1,511	$89,297	$3,460	$(2,207)
Liabilities:
Derivative liabilities	$366	$204	$3,117	$15	$(2,970)
Securities sold short	1,074	18	1,056	—	—
Total liabilities	$1,440	$222	$4,173	$15	$(2,970)
(1) Refer to "Note 16. Derivative Financial Instruments" for additional discussion on netting adjustments.

During the second quarter of 2020, as a result of a change in control of the funds’ manager, the Company deconsolidated certain SBIC funds for which it had previously concluded that it was the primary beneficiary. Following the deconsolidation, the investments in SBIC funds are valued based on net asset value per unit, as provided by the fund manager as a practical expedient, which approximates the fair value, and have not been classified in the fair value hierarchy. The SBIC funds in which the Company invests primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2030, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of September 30, 2020, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. At September 30, 2020, investments totaling $281 million have been excluded from the table above as valued based on net asset value as a practical expedient.

For a description of the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2019.

Truist Financial Corporation 37

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended (Dollars in millions)	Trading Assets	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at July 1, 2019	$—	$382	$970	$7	$449
Total realized and unrealized gains (losses):
Included in earnings	—	15	(79)	53	6
Included in unrealized net holding gains (losses) in OCI	—	(8)	—	—	—
Purchases	4	—	—	(1)	34
Issuances	—	—	69	30	—
Sales	(4)	—	—	—	(1)
Settlements	—	(15)	(41)	(85)	(21)
Balance at September 30, 2019	$—	$374	$919	$4	$467
Balance at July 1, 2020	$—	$—	$2,077	$203	$—
Total realized and unrealized gains (losses):
Included in earnings	—	—	(54)	128	—
Issuances	—	—	192	229	—
Settlements	—	—	(224)	(346)	—
Balance at September 30, 2020	$—	$—	$1,991	$214	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2020	$—	$—	$(54)	$209	$—

Nine Months Ended September 30, 2020 and 2019 (Dollars in millions)	Trading Assets	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2019	$3	$391	$1,108	$12	$393
Total realized and unrealized gains (losses):
Included in earnings	—	10	(184)	74	30
Included in unrealized net holding gains (losses) in OCI	—	4	—	—	—
Purchases	19	—	—	(1)	102
Issuances	—	—	121	64	—
Sales	(22)	—	—	—	(35)
Settlements	—	(31)	(126)	(135)	(23)
Transfers into Level 3	—	—	—	(10)	—
Balance at September 30, 2019	$—	$374	$919	$4	$467
Balance at January 1, 2020	$—	$368	$2,618	$19	$440
Total realized and unrealized gains (losses):
Included in earnings	—	306	(616)	365	2
Included in unrealized net holding gains (losses) in OCI	—	(178)	—	—	—
Purchases	—	—	—	—	27
Issuances	—	—	523	655	—
Sales	—	(481)	—	—	—
Settlements	—	(15)	(534)	(825)	(21)
Transfers out of level 3 and other	—	—	—	—	(448)
Balance at September 30, 2020	$—	$—	$1,991	$214	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2020	$—	$—	$(601)	$222	$—
Primary income statement location of realized gains (losses) included in earnings	Net interest income	Gain on sale of securities	Residential mortgage income and Commercial real estate related income	Residential mortgage income and Commercial real estate related income	Other income

In the second quarter of 2020, Truist sold non-agency MBS previously categorized as Level 3 that represented ownership interests in various tranches of Re-REMIC trusts. These securities were valued at a discount, which was unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches did not have an active market and therefore were categorized as Level 3.

Refer to "Note 7. Loan Servicing" for additional information on valuation techniques and inputs for MSRs.
38 Truist Financial Corporation

Fair Value Option

The following table details the fair value and UPB of LHFS that were elected to be measured at fair value. Trading loans, included in other trading assets, were also elected to be measured at fair value.

	September 30, 2020			December 31, 2019
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,819	$1,916	$(97)	$2,948	$2,982	$(34)
LHFS at fair value	5,369	5,113	256	5,673	5,563	110

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

	2020		2019
As of / For The Nine Months Ended September 30, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
LHFS	$104	$(52)	$—	$—
Loans and leases	98	(38)	98	(21)
Foreclosed real estate and other foreclosed property	60	(129)	62	(180)

At September 30, 2020, LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at the lower of cost or market. The table above excludes $49 million of LHFS carried at cost at September 30, 2020 that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value. Excluding government guaranteed loans, the Company held $130 million in nonperforming LHFS at September 30, 2020 and $107 million of nonperforming LHFS at December 31, 2019. LHFS that were 90 days or more past due and still accruing interest were not material at September 30, 2020. Loans and leases are primarily collateral dependent and may be subject to liquidity adjustments. Refer to “Note 1. Basis of Presentation” for additional discussion of individually evaluated loans and leases. Foreclosed real estate and other foreclosed property is measured at the lower of cost or fair value less costs to sell and consists primarily of residential homes, commercial properties, vacant lots and automobiles.

Financial Instruments Not Recorded at Fair Value

For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. Values obtained relate to trading without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various instruments.

An active market does not exist for certain financial instruments. Fair value estimates for these instruments are based on current economic conditions and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the fair value estimates in many instances cannot be substantiated by comparison to independent markets. In addition, changes in assumptions could significantly affect these fair value estimates. Financial assets and liabilities not recorded at fair value are summarized below:

		September 30, 2020		December 31, 2019
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Loans and leases HFI, net of ALLL	Level 3	$300,764	$303,210	$298,293	$298,586
Financial liabilities:
Time deposits	Level 2	25,900	26,085	35,896	35,885
Long-term debt	Level 2	41,008	42,186	41,339	42,051

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $366 million and $373 million at September 30, 2020 and December 31, 2019, respectively. The carrying value at December 31, 2019 includes deferred fees.

Truist Financial Corporation 39

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of September 30, 2020 and December 31, 2019 and no fair value hedges at September 30, 2020.

	September 30, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	$—	$—	$—	$23,701	$113	$(25)
Options hedging long-term debt	—	—	—	3,407	—	(2)
Swaps hedging commercial loans	—	—	—	44	—	—
Total	—	—	—	27,152	113	(27)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	148,742	3,872	(924)	144,473	1,817	(673)
Options	25,194	51	(18)	25,938	28	(19)
Forward commitments	2,907	2	(2)	7,907	6	(7)
Other	2,884	—	—	1,807	—	—
Equity contracts	37,202	1,693	(2,131)	38,426	1,988	(2,307)
Credit contracts:
Loans and leases	738	—	(5)	894	—	(34)
Risk participation agreements	7,958	—	(11)	6,696	—	(2)
Total return swaps	1,482	47	(16)	2,531	27	(11)
Foreign exchange contracts	13,175	140	(130)	12,986	144	(164)
Commodity	3,053	162	(158)	2,659	67	(65)
Total	243,335	5,967	(3,395)	244,317	4,077	(3,282)
Mortgage banking:
Interest rate contracts:
Swaps	486	—	—	535	—	—
Interest rate lock commitments	10,470	228	(4)	4,427	34	(2)
When issued securities, forward rate agreements and forward commitments	17,684	15	(70)	11,997	10	(18)
Other	772	—	—	603	2	—
Total	29,412	243	(74)	17,562	46	(20)
MSRs:
Interest rate contracts:
Swaps	28,387	—	—	19,196	—	—
Options	216	6	—	1,519	22	(2)
When issued securities, forward rate agreements and forward commitments	1,508	5	—	5,560	2	(5)
Other	790	—	—	567	—	—
Total	30,901	11	—	26,842	24	(7)
Total derivatives not designated as hedges	303,648	6,221	(3,469)	288,721	4,147	(3,309)
Total derivatives	$303,648	6,221	(3,469)	$315,873	4,260	(3,336)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,707)	1,707		(1,708)	1,708
Cash collateral (received) posted for amounts subject to master netting arrangements		(465)	1,359		(499)	1,262
Net amount		$4,049	$(403)		$2,053	$(366)

40 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the consolidated balance sheet:

September 30, 2020 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in the Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,786	$(1,693)	$3,093	$(4)	$3,089
Derivatives not subject to master netting arrangement or similar arrangement	751	—	751	(1)	750
Exchange traded derivatives	684	(479)	205	—	205
Total derivative assets	$6,221	$(2,172)	$4,049	$(5)	$4,044
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,839)	$2,587	$(252)	$20	$(232)
Derivatives not subject to master netting arrangement or similar arrangement	(150)	—	(150)	10	(140)
Exchange traded derivatives	(480)	479	(1)	—	(1)
Total derivative liabilities	$(3,469)	$3,066	$(403)	$30	$(373)

December 31, 2019 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in the Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,516	$(2,003)	$1,513	$(17)	$1,496
Derivatives not subject to master netting arrangement or similar arrangement	138	—	138	(1)	137
Exchange traded derivatives	606	(204)	402	—	402
Total derivative assets	$4,260	$(2,207)	$2,053	$(18)	$2,035
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,939)	$2,761	$(178)	$22	$(156)
Derivatives not subject to master netting arrangement or similar arrangement	(193)	5	(188)	11	(177)
Exchange traded derivatives	(204)	204	—	—	—
Total derivative liabilities	$(3,336)	$2,970	$(366)	$33	$(333)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	September 30, 2020			December 31, 2019
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities	$429	$—	$51	$473	$—	$65
Loans and leases	482	—	19	528	3	15
Long-term debt	28,429	—	1,015	28,557	174	23
Truist Financial Corporation 41

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Pre-tax gain (loss) recognized in OCI:
Deposits	$—	$1	$—	$(42)
Short-term borrowings	—	—	—	2
Long-term debt	—	2	—	(76)
Total	$—	$3	$—	$(116)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(2)	(1)	$(8)	$—
Short-term borrowings	(5)	(5)	(13)	(4)
Long-term debt	(3)	(8)	(18)	(7)
Total	$(10)	$(14)	$(39)	$(11)

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
AFS securities:
Amounts related to interest settlements	$—	$—	$—	$—
Recognized on derivatives	—	1	—	(16)
Recognized on hedged items	(3)	(3)	(7)	10
Net income (expense) recognized	(3)	(2)	(7)	(6)
Loans and leases:
Amounts related to interest settlements	(1)	—	(1)	—
Recognized on derivatives	—	—	(3)	(22)
Recognized on hedged items	—	(1)	1	21
Net income (expense) recognized	(1)	(1)	(3)	(1)
Long-term debt:
Amounts related to interest settlements	78	(17)	182	(55)
Recognized on derivatives	(99)	35	831	343
Recognized on hedged items	112	(30)	(817)	(326)
Net income (expense) recognized	91	(12)	196	(38)
Net income (expense) recognized, total	$87	$(15)	$186	$(45)

The following table presents information about the Company's cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Cash flow hedges:
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	$(71)	$(101)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(37)	(37)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$945	$(57)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	306	(6)

42 Truist Financial Corporation

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2020	2019	2020	2019
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$14	$33	$(13)	$59
Foreign exchange contracts	Investment banking and trading income and other income	(50)	7	31	8
Equity contracts	Investment banking and trading income and other income	3	(2)	(4)	(2)
Credit contracts	Investment banking and trading income and other income	(68)	—	238	—
Commodity contracts	Investment banking and trading income	1	—	5	—
Mortgage banking:
Interest rate contracts	Residential mortgage income	(137)	(21)	(285)	(55)
Interest rate contracts	Commercial real estate related income	1	—	1	—
MSRs:
Interest rate contracts	Residential mortgage income	(3)	84	534	221
Interest rate contracts	Commercial real estate related income	—	—	22	—
Total		$(239)	$101	$529	$231

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, credit default swaps, risk participations and TRS. The Company accounts for these contracts as derivatives.

The Company has entered into TRS contracts on loans. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. For additional information on the Company’s TRS contracts, see "Note 14. Commitments and Contingencies.”

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the dealer experiences a loss on the derivative, such as an interest rate swap, due to a failure to pay by the client, on that derivative. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At September 30, 2020, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Risk participation agreements:
Maximum potential amount of exposure	$525	$291
Total return swaps:
Cash collateral held	501	653

Truist Financial Corporation 43

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2020	Dec 31, 2019
Dealer and other counterparties:
Cash and other collateral received from counterparties	$470	$514
Derivatives in a net gain position secured by collateral received	580	615
Unsecured positions in a net gain with counterparties after collateral postings	110	101
Cash collateral posted to dealer counterparties	1,365	1,255
Derivatives in a net loss position secured by collateral	1,415	1,300
Additional collateral that would have been posted had the Company's credit ratings dropped below investment grade	3	12
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	128	30
Derivatives in a net loss position	29	31
Derivatives in a net gain position	2	—
Securities pledged to central counterparties clearing	775	513

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2020	2019	2020	2019
Net income available to common shareholders	$1,068	$735	$2,956	$2,326
Weighted average number of common shares	1,347,916	766,167	1,346,605	765,428
Effect of dilutive outstanding equity-based awards	10,206	9,624	10,569	9,479
Weighted average number of diluted common shares	1,358,122	775,791	1,357,174	774,907
Basic EPS	$0.79	$0.96	$2.20	$3.04
Diluted EPS	$0.79	$0.95	$2.18	$3.00
Anti-dilutive awards	1,647	—	3,267	—

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

44 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$1,856	$855	$1,235	$729	$31	$39	$240	$77	$3,362	$1,700
Net intersegment interest income (expense)	338	229	41	(89)	(7)	(11)	(372)	(129)	—	—
Segment net interest income	2,194	1,084	1,276	640	24	28	(132)	(52)	3,362	1,700
Allocated provision for credit losses	181	115	311	14	—	2	(71)	(14)	421	117
Segment net interest income after provision	2,013	969	965	626	24	26	(61)	(38)	2,941	1,583
Noninterest income	990	576	609	271	524	491	87	(35)	2,210	1,303
Noninterest expense	1,934	931	843	338	446	435	532	136	3,755	1,840
Income (loss) before income taxes	1,069	614	731	559	102	82	(506)	(209)	1,396	1,046
Provision (benefit) for income taxes	252	149	148	118	25	21	(170)	(70)	255	218
Segment net income (loss)	$817	$465	$583	$441	$77	$61	$(336)	$(139)	$1,141	$828

Identifiable assets (period end)	$166,361	$74,145	$191,091	$89,139	$6,999	$6,744	$134,732	$66,722	$499,183	$236,750

Nine Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$5,559	$2,518	$4,120	$2,219	$100	$108	$681	$241	$10,460	$5,086
Net intersegment interest income (expense)	1,049	641	(228)	(310)	(28)	(33)	(793)	(298)	—	—
Segment net interest income	6,608	3,159	3,892	1,909	72	75	(112)	(57)	10,460	5,086
Allocated provision for credit losses	888	368	1,244	85	7	7	19	(16)	2,158	444
Segment net interest income after provision	5,720	2,791	2,648	1,824	65	68	(131)	(41)	8,302	4,642
Noninterest income	3,062	1,665	1,687	756	1,679	1,576	166	(140)	6,594	3,857
Noninterest expense	5,895	2,711	2,606	970	1,334	1,296	1,229	382	11,064	5,359
Income (loss) before income taxes	2,887	1,745	1,729	1,610	410	348	(1,194)	(563)	3,832	3,140
Provision (benefit) for income taxes	680	423	329	336	102	89	(441)	(219)	670	629
Segment net income (loss)	$2,207	$1,322	$1,400	$1,274	$308	$259	$(753)	$(344)	$3,162	$2,511

Identifiable assets (period end)	$166,361	$74,145	$191,091	$89,139	$6,999	$6,744	$134,732	$66,722	$499,183	$236,750
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

The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency. FNMA, FHLMC, FHA and VA have extended their moratorium on foreclosures and evictions for single-family federally backed mortgages until at least December 31, 2020.

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

The descriptions below summarize updates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2019 to state and federal laws to, which Truist is subject. These descriptions do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions.

Stress Capital Buffer and CCAR

The FRB has adopted a final rule that integrates its annual capital planning and stress testing requirements with existing regulatory capital requirements. For risk-based capital requirements, the stress capital buffer replaces the capital conservation buffer, which was 2.5% through September 30, 2020. Under the final rule, beginning in the 2020 CCAR cycle, the FRB will notify Truist of its SCB requirements, which is equal to the greater of (i) the difference between its starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Truist’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%.

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

The FRB assigned Truist a SCB of 2.7%, which is effective from October 1, 2020 through September 30, 2021. Consistent with the FRB’s mandate across the industry, Truist will update and resubmit its capital plan in early November 2020 to reflect changes in financial markets and the macroeconomic outlook, and the FRB will conduct additional analysis each quarter to determine if adjustments to this response are appropriate.

The FRB also took several actions following its stress tests in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third and fourth quarter of 2020, the FRB is requiring certain large banking organizations, including Truist, to suspend share repurchases, cap common dividends per share to the amount paid in the second quarter, and further limit dividends according to a formula based on recent income. The FRB is also requiring banks to re-evaluate their longer-term capital plans.

Revisions to Definition of Eligible Retained Income

The U.S. banking agencies have adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. This definition applies with respect to all of Truist’s capital requirements.

Current Expected Credit Losses Methodology

The U.S. banking agencies have adopted a final rule that permits banking organizations that implement CECL before the end of 2020 to elect to follow the three-year transition available under the prior rule or a new five-year transition to phase in the effects of CECL on regulatory capital. Under the five-year transition, the banking organization would defer for two years 100% of the day-one effect of adopting CECL and 25% of the cumulative increase in the allowance for credit losses since adoption of CECL. Following the first two years, the electing organization will phase out the aggregate capital effects over the next three years consistent with the transition in the original three-year transition rule. Truist has elected to use the five-year transition to phase in the impacts of CECL on regulatory capital.
Truist Financial Corporation 47

Supplementary Leverage Ratio

In response to the COVID-19 pandemic, the FRB has adopted an interim final rule that temporarily changes the supplementary leverage ratio to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of a firm’s leverage exposure. The interim final rule applies to BHCs, became effective April 1, 2020 and will remain in effect through March 31, 2021.

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

NSFR Rule

The U.S. banking agencies have finalized a rule to implement the NSFR in the United States. The NSFR rule requires each of Truist and Truist Bank to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability, that is no less than the amount of required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III banking organization, Truist and Truist Bank are subject to an NSFR requirement equal to 85% of the full requirement. These requirements will become effective as of July 1, 2021.
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
•Purchase accounting valuations for loans and intangibles were updated during 2020 resulting in a $193 million reduction in the fair value mark for loans, a $202 million increase in CDI and other intangibles and a $322 million reduction in goodwill.
•In July 2020, Truist completed the previously announced divestiture of 30 branches with $425 million in loans and leases and $2.2 billion in deposits.
•Completed the first major brand milestone in the client-facing conversion of Truist Securities.
•Recently announced Truist Ventures, which is about building strategic partnerships and making investments in innovative companies and solutions.
•Launched the “blended branch” pilot program, which is a key step towards closing branches that are very close to one another while continuing to take care of clients.
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

•Truist funded extensive line draws for commercial clients to help them fund liquidity and working capital needs during the onset of the pandemic. Additionally, Truist created an online, automated process for the PPP and began to accept applications during the first weekend of the program. Truist Served as the fourth largest PPP lender based on gross fundings. The carrying value of PPP loans was $12.2 billion as of September 30, 2020.
•Provided accommodations to commercial and consumer clients. Of clients that have exited accommodation programs, 98.0% of commercial clients, and 94.5% of consumer and credit card clients, respectively, are current on or have paid-off their loans.
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
•Implemented multiple strategies to keep teammates and clients safe, including temporarily limiting branch lobby access and the extensive use of drive-thrus. Approximately 90% of branches are open and unlocked, or open with controlled access. Truist continues to follow appropriate COVID-19 safety protocols, including proper social distancing. Additionally, alternative work assignments for certain teammates currently working remotely have been extended until January 31, 2021.
•Provided support for teammates including additional paid time off, flexibility and family care benefits. Provided teammates who have base pay below $100,000 annually a one-time pre-tax bonus of $1,200 in March to recognize their ongoing commitment to our clients and help alleviate some of the financial pressures caused by the pandemic. Enabled alternative work strategies that allowed more than half of our teammates to work remotely. Temporarily paid an additional onsite special pay rate of $6.25 per hour or $50 per day for teammates required to work in offices.
Truist Financial Corporation 49

•From mid-October to the end of 2020, Truist is providing teammates search tools for their in-home needs at no cost, including caregiver search tools, virtual academic support, child care priority and discounts, nanny placement services, elder care resources, and pet sitters and housekeepers. Additionally, eligible teammates will be eligible to receive a child care reimbursement of $50/day for a limited timeframe.

See Part II, Item 1A, “Risk Factors,” in this Form 10-Q for additional information regarding risks related to the effects of COVID-19.

Truist is committed to addressing racial and social inequity and has taken a number of actions to expand efforts towards advancing equity, economic empowerment and education for clients, communities and teammates, including:

•Truist’s various foundations provided a donation of $40 million to help establish CornerSquare Community Capital, formed to support community development financial institutions focused on providing funding to racially and ethnically diverse small business owners, women and individuals in low- and moderate-income communities, with a particular focus on African American-owned small businesses. The $40 million contribution to CornerSquare Community Capital consisted of two $20 million contributions made through the Truist Foundation, Inc. and the Truist Charitable Fund. These amounts did not impact Truist Financial Corporation's earnings.
•Implemented a Truist Bank Community Benefits Plan under which the Company will lend or invest $60 billion to low- and moderate-income borrowers and in low- and moderate-income communities over a three-year period.
•As part of the Corporate Social Responsibility report, Truist announced its commitment to increasing the number of racially and ethnically diverse employees among senior leadership positions from approximately 12% to at least 15% in three years. Truist also committed to ensuring regular, ongoing pay equity reviews for teammates.
•Hosted more than 260 “Days of Understanding” sessions to date touching over 24,500 teammates, with more scheduled this year, that are designed to encourage bold dialogue on real-world topics in an open, trusting environment.
•Scheduled virtual town hall meetings and discussion forums for teammates to share candid, personal experiences.
•Began hosting unconscious bias training with Executive Leadership, Executive Leadership’s directs and other leaders. A total 22 sessions have been completed or scheduled with over 300 leaders being trained.
•Hosted more than 100 Business Resource Group events to date this year to bring teammates together and discuss a broad range of cultural topics to create awareness and understanding of different communities. Many of these events are celebrations of inclusion months, but we also host executive panels on pertinent topics to lead with empathy, including the racial injustices that have occurred.
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
•Observed Juneteenth holiday.

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
50 Truist Financial Corporation

Financial Results

Net income available to common shareholders for the third quarter of 2020 totaled $1.1 billion, up 45.3%, compared with the third quarter last year. On a diluted per common share basis, earnings for the third quarter of 2020 were $0.79, a decrease of $0.16 compared to the third quarter of 2019. Truist's results of operations for the third quarter of 2020 produced an annualized return on average assets of 0.91% and an annualized return on average common shareholders' equity of 6.87% compared to prior year returns of 1.41% and 10.04%, respectively. Results for the third quarter of 2020 included merger-related and restructuring charges of $236 million ($181 million after-tax), incremental operating expenses related to the Merger of $152 million ($115 million after-tax), securities gains of $104 million ($80 million after-tax) and a charitable contribution of $50 million ($38 million after-tax). Results for the third quarter of 2019 included $34 million ($26 million after-tax) of merger-related and restructuring charges, and $52 million ($40 million after-tax) of incremental operating expenses related to the Merger and an after-tax reduction in net income available to common shareholders of $46 million from the redemption of preferred stock.

Truist’s revenue for the third quarter of 2020 was $5.6 billion. On a TE basis, revenue was also $5.6 billion for the third quarter of 2020, an increase of $2.6 billion compared to the same period in 2019, reflecting an increase of $1.7 billion in TE net interest income and an increase of $907 million in noninterest income. The increase in revenue was primarily due to the Merger.

NIM was 3.10% for the third quarter of 2020, down 27 basis points compared to the prior year. Average earning assets increased $232.0 billion, as average loans and leases increased $163.6 billion and average securities increased $30.9 billion. In addition, average other earning assets increased $34.0 billion primarily due to higher interest bearing balances at the Federal Reserve. Average interest-bearing liabilities increased $155.0 billion and noninterest-bearing deposits increased $71.5 billion. The annualized TE yield on the total loan portfolio for the third quarter of 2020 was 4.04%, down 94 basis points compared to the prior year. The annualized TE yield on the average securities portfolio was 1.97%, down 63 basis points compared to the prior year. The average costs of interest-bearing liabilities was 0.35%, down 112 basis points compared to the prior year.

The provision for credit losses was $421 million compared to $117 million for the third quarter of 2019. The increase in the provision for credit losses reflects a modest build to the allowance for credit losses primarily due to monitoring of clients’ financial position and associated re-grading actions, as well as uncertainty related to performance after the expiration of relief packages and COVID-19, the impact of the Merger, and the effect of applying the CECL methodology in the current quarter compared to the incurred methodology in the prior year. Net charge-offs for the third quarter of 2020 totaled $326 million compared to $153 million in the prior year. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. The net charge-off rate for the current quarter of 0.42% of average loans and leases was up one basis point compared to the third quarter of 2019.

Noninterest income for the third quarter of 2020 increased $907 million compared to the earlier quarter. The current quarter includes $104 million of securities gains. Excluding the securities gains, noninterest income increased $803 million, with nearly all categories of noninterest income being impacted by the Merger. In addition to these impacts, insurance income increased $31 million due to strong production and premium growth and residential mortgage banking income was up due to strong production and refinance activity driven by the lower rate environment, partially offset by lower valuations of mortgage servicing rights. Service charges on deposits partially rebounded during the third quarter due to increased overdraft incident rates and reduced refunds and waivers to accommodate clients impacted by the COVID-19 pandemic.

Noninterest expense for the third quarter of 2020 was up $1.9 billion compared to the earlier quarter. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $202 million and $100 million, respectively. In addition, the current quarter was impacted by a $50 million charitable contribution to the Truist Charitable Fund. Excluding the items mentioned above and the impact of an increase of $141 million of amortization expense for intangibles, adjusted noninterest expense was up $1.4 billion primarily reflecting the impact of the Merger. In addition to the impacts of the Merger, operating costs were elevated due to COVID-19, which resulted in an additional $26 million of expenses compared to the third quarter of 2019. This was primarily related to net occupancy costs for enhanced cleaning.

The provision for income taxes was $255 million for the third quarter of 2020, compared to $218 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2020 of 18.3%, compared to 20.8% for the earlier quarter. The lower effective tax rate is primarily due to higher favorable permanent tax items and income tax credits earned in the current year.

Truist's total assets at September 30, 2020 were $499.2 billion, an increase of $26.1 billion compared to December 31, 2019. The increase in total assets was primarily driven by an increase of $17.9 billion in interest-bearing deposits with banks reflecting higher balances held at the Federal Reserve, an increase of $11.4 billion in AFS securities and a $3.9 billion increase in total loans and leases. These increases were partially offset by a $4.3 billion increase in the ALLL and a $1.1 billion decrease in trading assets.

Truist Financial Corporation 51

Total deposits at September 30, 2020 were $370.7 billion, an increase of $36.0 billion compared to December 31, 2019. The growth in deposits reflects solid growth in all non-time deposit products due to a flight to quality and the government stimulus programs, partially offset by a decline in time deposits primarily due to maturities of wholesale negotiable certificates of deposit and higher-cost personal and business accounts.

Asset quality ratios were relatively stable at September 30, 2020. As of September 30, 2020, nonperforming assets were 0.26% of total assets. The allowance for loan and lease loss coverage ratio was 5.22x nonperforming loans and leases held for investment, compared to 3.41x at December 31, 2019. The higher coverage ratio reflects the CECL adoption build, as well as a reserve build in 2020 in connection with COVID-19 and the economic downturn.

Truist maintained strong capital and liquidity. As of September 30, 2020, the CET1 ratio was 10.0% and the average LCR was 117%. During the nine months ended September 30, 2020, Truist issued $3.5 billion of preferred stock and redeemed $500 million of Series K preferred stock. The Company also issued $6.5 billion of senior and subordinated long-term debt. Truist declared common dividends of $0.450 per share during the third quarter of 2020. The dividend and total payout ratios for the third quarter of 2020 were 56.8%. In October 2020, Truist declared common dividends of $0.450 per share for the fourth quarter of 2020.
52 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income and NIM

Third Quarter 2020 compared to Third Quarter 2019

Net interest margin was 3.10%, down 27 basis points compared to the earlier quarter. Average earning assets increased $232.0 billion. The increase in average earning assets reflects a $163.6 billion increase in average total loans and leases and a $30.9 billion increase in average securities. Average other earning assets increased $34.0 billion primarily due to higher interest-earning balances at the Federal Reserve. Average interest-bearing liabilities increased $155.0 billion compared to the earlier quarter. Average interest-bearing deposits increased $138.8 billion, average long-term debt increased $18.3 billion and average short-term borrowings decreased $2.1 billion. The significant increases in earning assets and liabilities are primarily due to the Merger, as well as impacts from the COVID-19 pandemic and the resulting government stimulus programs.

The yield on the total loan portfolio for the third quarter of 2020 was 4.04%, down 94 basis points compared to the earlier quarter, reflecting the impact of rate decreases and deferred interest for loans granted an accommodation in connection with COVID-19, partially offset by purchase accounting accretion from merged loans. The yield on the average securities portfolio was 1.97%, down 63 basis points compared to the earlier quarter primarily due to lower yields on new purchases and higher premium amortization.

The average cost of total deposits was 0.10%, down 57 basis points compared to the earlier quarter, and the average cost of interest-bearing deposits was 0.15%, down 84 basis points compared to the earlier quarter. The average rate on short-term borrowings was 0.85%, down 170 basis points compared to the earlier quarter. The average rate on long-term debt was 1.48%, down 194 basis points compared to the earlier quarter. The lower rates on interest-bearing liabilities reflect the lower rate environment. The lower rates on long-term debt also reflect the amortization of the fair value mark on the assumed debt and the issuance of new long-term debt.

Nine Months of 2020 compared to Nine Months of 2019

The net interest margin was 3.26% for the nine months ended September 30, 2020, down 17 basis points compared to the earlier period. Average earning assets increased $231.3 billion, which primarily reflects a $165.8 billion increase in average total loans and leases, a $32.0 billion increase in average other earning assets, a $29.6 billion increase in average securities and a $3.8 billion increase in interest earning trading assets. The increase in average other earning assets primarily reflects higher interest-bearing balances at the Federal Reserve. Average interest-bearing liabilities increased $169.3 billion. Average interest-bearing deposits increased $140.7 billion, average long-term debt increased $24.6 billion and average short-term borrowings increased $3.9 billion. The significant increases in earnings assets and liabilities are primarily due to the Merger, as well as impacts from the COVID-19 pandemic and the resulting government stimulus programs.

The yield on the total loan portfolio for the nine months ended September 30, 2020 was 4.39%, down 64 basis points compared to the earlier period, reflecting the impact of rate decreases and deferred interest for loans granted an accommodation in connection with COVID-19, partially offset by purchase accounting accretion from merged loans. The yield on the average securities portfolio for the nine months ended September 30, 2020 was 2.31%, down 30 basis points compared to the earlier period primarily due lower yields on new purchases and higher premium amortization.

The average cost of total deposits was 0.27%, down 39 basis points compared to the earlier period. The average cost of interest-bearing deposits was 0.39%, down 60 basis points compared to the earlier period. The average rate on short-term borrowings was 1.46%, down 98 basis points compared to the earlier period. The average rate on long-term debt was 1.78%, down 157 basis points compared to the earlier period. The lower rates on interest-bearing liabilities reflect the lower rate environment. The lower rates on long-term debt also reflect the amortization of the fair value mark on the assumed debt and the issuance of new long-term debt.

As of September 30, 2020, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $2.7 billion, $26 million and $238 million, respectively. The remaining unamortized fair value mark on loans and leases consists of $1.2 billion for commercial loans and leases and $1.5 billion for consumer loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as prepayments occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 53

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2020	2019	2020	2019	2020	2019		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,218	$2,240	1.78%	2.04%	$10	$11	$(1)	$(1)	$—
GSE	1,842	2,449	2.33	2.25	10	14	(4)	—	(4)
Agency MBS	75,232	43,415	1.95	2.57	366	279	87	(80)	167
States and political subdivisions	499	566	5.03	3.44	7	5	2	3	(1)
Non-agency MBS	—	198	—	18.77	—	9	(9)	(5)	(4)
Other	37	32	1.99	3.67	1	—	1	1	—
Total securities	79,828	48,900	1.97	2.60	394	318	76	(82)	158
Interest earning trading assets	4,056	668	3.23	2.02	32	3	29	3	26
Other earning assets (3)	35,819	1,798	0.26	2.92	24	14	10	(22)	32
Loans and leases, net of unearned income: (4)
Commercial and industrial	143,452	63,768	3.02	4.18	1,087	671	416	(229)	645
CRE	27,761	17,042	2.88	4.83	203	209	(6)	(104)	98
Commercial Construction	6,861	3,725	3.26	5.11	55	47	8	(22)	30
Lease financing	5,626	2,260	3.71	3.17	52	18	34	4	30
Residential mortgage	51,500	28,410	4.47	4.02	576	285	291	35	256
Residential home equity and direct	26,726	11,650	5.86	5.92	394	173	221	(2)	223
Indirect auto	24,732	11,810	6.51	8.84	405	262	143	(84)	227
Indirect other	11,530	6,552	7.05	6.61	204	110	94	8	86
Student	7,446	—	4.30	—	80	—	80	—	80
Credit card	4,810	3,036	9.03	9.18	109	71	38	(1)	39
PCI	—	411	—	24.23	—	25	(25)	—	(25)
Total loans and leases HFI	310,444	148,664	4.06	5.00	3,165	1,871	1,294	(395)	1,689
LHFS	5,247	3,378	2.78	4.16	37	35	2	(14)	16
Total loans and leases	315,691	152,042	4.04	4.98	3,202	1,906	1,296	(409)	1,705
Total earning assets	435,394	203,408	3.34	4.38	3,652	2,241	1,411	(510)	1,921
Nonearning assets	65,432	29,012
Total assets	$500,826	$232,420
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$96,707	$27,664	0.06	0.67	15	47	(32)	(71)	39
Money market and savings	123,598	64,920	0.06	0.95	19	156	(137)	(213)	76
Time deposits	27,940	16,643	0.89	1.62	62	67	(5)	(39)	34
Foreign office deposits - interest-bearing	—	265	—	2.13	—	1	(1)	—	(1)
Total interest-bearing deposits (6)	248,245	109,492	0.15	0.99	96	271	(175)	(323)	148
Short-term borrowings	6,209	8,307	0.85	2.55	13	54	(41)	(30)	(11)
Long-term debt	40,919	22,608	1.48	3.42	152	193	(41)	(146)	105
Total interest-bearing liabilities	295,373	140,407	0.35	1.47	261	518	(257)	(499)	242
Noninterest-bearing deposits (6)	123,966	52,500
Other liabilities	11,853	6,769
Shareholders' equity	69,634	32,744
Total liabilities and shareholders' equity	$500,826	$232,420
Average interest-rate spread			2.99%	2.91%
NIM/net interest income			3.10%	3.37%	$3,391	$1,723	$1,668	$(11)	$1,679
Taxable-equivalent adjustment					$29	$23
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
(6) Total deposit costs were 0.10% and 0.67% for the three months ended September 30, 2020 and 2019, respectively.
54 Truist Financial Corporation

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2020	2019	2020	2019	2020	2019		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,243	$2,731	1.86%	2.03%	$31	$41	$(10)	$(3)	$(7)
GSE	1,847	2,436	2.33	2.25	32	41	(9)	1	(10)
Agency MBS	72,152	41,202	2.29	2.57	1,240	795	445	(95)	540
States and political subdivisions	512	583	4.04	3.85	16	17	(1)	1	(2)
Non-agency MBS	115	271	16.78	14.34	15	29	(14)	4	(18)
Other	37	34	2.44	3.83	1	1	—	—	—
Total securities	76,906	47,257	2.31	2.61	1,335	924	411	(92)	503
Interest earning trading assets	4,695	910	3.85	2.20	135	15	120	18	102
Other earning assets (3)	33,708	1,702	0.57	4.30	144	55	89	(87)	176
Loans and leases, net of unearned income: (4)
Commercial and industrial	142,731	62,576	3.47	4.28	3,710	2,006	1,704	(442)	2,146
CRE	27,538	16,894	3.46	4.93	717	626	91	(223)	314
Commercial Construction	6,673	3,912	3.92	5.26	192	151	41	(47)	88
Lease financing	5,872	2,135	4.24	3.26	187	52	135	20	115
Residential mortgage	52,288	30,604	4.53	4.05	1,778	930	848	121	727
Residential home equity and direct	27,161	11,673	6.08	5.94	1,237	517	720	13	707
Indirect auto	24,809	11,586	6.68	8.73	1,240	756	484	(212)	696
Indirect other	11,255	6,277	7.19	6.60	606	310	296	30	266
Student	7,622	—	4.75	—	271	—	271	—	271
Credit card	5,097	2,976	9.34	9.05	356	203	153	7	146
PCI	—	433	—	21.20	—	69	(69)	—	(69)
Total loans and leases HFI	311,046	149,066	4.42	5.04	10,294	5,620	4,674	(733)	5,407
LHFS	5,575	1,742	3.00	4.17	126	54	72	(19)	91
Total loans and leases	316,621	150,808	4.39	5.03	10,420	5,674	4,746	(752)	5,498
Total earning assets	431,930	200,677	3.72	4.44	12,034	6,668	5,366	(913)	6,279
Nonearning assets	65,780	28,429
Total assets	$497,710	$229,106
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$93,205	$27,665	0.28	0.64	199	132	67	(106)	173
Money market and savings	123,536	63,885	0.27	0.98	254	469	(215)	(475)	260
Time deposits	32,157	16,256	1.10	1.57	265	190	75	(70)	145
Foreign office deposits - interest-bearing	—	355	—	2.36	—	6	(6)	—	(6)
Total interest-bearing deposits (6)	248,898	108,161	0.39	0.99	718	797	(79)	(651)	572
Short-term borrowings	11,350	7,443	1.46	2.44	124	136	(12)	(67)	55
Long-term debt	47,643	23,027	1.78	3.35	635	578	57	(359)	416
Total interest-bearing liabilities	307,891	138,631	0.64	1.46	1,477	1,511	(34)	(1,077)	1,043
Noninterest-bearing deposits (6)	110,375	52,489
Other liabilities	12,133	6,449
Shareholders' equity	67,311	31,537
Total liabilities and shareholders' equity	$497,710	$229,106
Average interest-rate spread			3.08%	2.98%
NIM/net interest income			3.26%	3.43%	$10,557	$5,157	$5,400	$164	$5,236
Taxable-equivalent adjustment					$97	$71
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
(6) Total deposit costs were 0.27% and 0.66% for the nine months ended September 30, 2020 and 2019, respectively.
Truist Financial Corporation 55

Provision for Credit Losses

Third Quarter 2020 compared to Third Quarter 2019

The provision for credit losses was $421 million, compared to $117 million for the earlier quarter. The increase in the provision for credit losses reflects a modest build to the allowance for credit losses primarily due to monitoring of clients’ financial position and associated re-grading actions, as well as uncertainty related to performance after the expiration of relief packages and COVID-19, the impact of the Merger, and the effect of applying the CECL methodology in the current quarter compared to the incurred loss methodology in the earlier quarter. Net charge-offs for the third quarter of 2020 totaled $326 million compared to $153 million in the earlier quarter. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. The net charge-off rate for the current quarter of 0.42% was up one basis point compared to the third quarter of 2019.

Nine Months of 2020 compared to Nine Months of 2019

The provision for credit losses was $2.2 billion, compared to $444 million for the earlier period. The increase in the provision for credit losses for the first nine months of 2020 reflects the significant builds to the allowance for credit losses in the first and second quarters of the year due to increased economic stress associated with the pandemic and specific consideration of its impact on certain industries, as well as uncertainty related to performance after the expiration of relief packages and COVID-19, the impact of the Merger, and the effect of applying the CECL methodology in the current period compared to the incurred loss methodology in the earlier period. Net charge-offs for the nine months ended September 30, 2020 were $914 million, compared to $442 million for the earlier period. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. The net charge-off rate of 0.39% for the nine months ended September 30, 2020 was down one basis point compared to the earlier period.

Noninterest Income

Noninterest income is a significant contributor to Truist's financial results. Management focuses on diversifying its sources of revenue to reduce Truist's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Insurance income	$518	$487	6.4%	$1,648	$1,563	5.4%
Service charges on deposits	247	188	31.4	754	540	39.6
Wealth management income	324	175	85.1	945	509	85.7
Card and payment related fees	200	132	51.5	558	399	39.8
Residential mortgage income	221	80	176.3	807	220	NM
Investment banking and trading income	244	60	NM	636	135	NM
Operating lease income	72	36	100.0	232	106	118.9
Income from bank-owned life insurance	46	29	58.6	135	91	48.4
Lending related fees	77	24	NM	210	77	172.7
Commercial real estate related income	55	32	71.9	148	68	117.6
Securities gains (losses)	104	—	NM	402	—	NM
Other income (loss)	102	60	70.0	119	149	(20.1)
Total noninterest income	$2,210	$1,303	69.6	$6,594	$3,857	71.0
Third Quarter 2020 compared to Third Quarter 2019

Noninterest income for the third quarter of 2020 increased $907 million compared to the earlier quarter. The current quarter includes $104 million of securities gains. Excluding the securities gains, noninterest income increased $803 million, with nearly all categories of noninterest income being impacted by the Merger. In addition to the impacts from the Merger, insurance income increased $31 million due to strong production and premium growth and residential mortgage banking income was up due to strong production and refinance activity driven by the lower rate environment, partially offset by lower valuations of the mortgage servicing rights. Service charges on deposits partially rebounded during the third quarter due to increased overdraft incident rates and reduced refunds and waivers to accommodate clients impacted by the COVID-19 pandemic.

56 Truist Financial Corporation

Nine Months of 2020 compared to Nine Months of 2019

Noninterest income for the nine months ended September 30, 2020 increased $2.7 billion compared to the earlier period. The current period includes $402 million of net securities gains primarily from the sale of non-agency mortgage-backed securities in the second quarter of 2020 and agency mortgage-backed securities in the third quarter of 2020. Excluding the net securities gains, noninterest income increased $2.3 billion, with nearly all categories of noninterest income being impacted by the Merger. In addition to the impacts from the Merger, insurance income increased $85 million due to strong production and premium growth and residential mortgage banking income was up due to strong production and refinance activity driven by the lower rate environment, partially offset by lower valuations of the mortgage servicing rights. Service charges on deposits were up despite reduced overdraft incident rates and refunds and waivers to support clients impacted by the COVID-19 pandemic. Additionally, investment banking and trading income was up, but was negatively impacted by credit valuation adjustments on the derivatives portfolio primarily related to the decline in interest rates and widening of credit spreads. Other income decreased $30 million primarily due to less income from private equity investments.

Noninterest Expense

The following table provides a breakdown of Truist's noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Personnel expense	$2,058	$1,161	77.3%	$6,038	$3,368	79.3%
Net occupancy expense	233	122	91.0	697	360	93.6
Professional fees and outside processing	323	102	NM	859	272	NM
Software expense	221	77	187.0	647	220	194.1
Equipment expense	127	64	98.4	363	197	84.3
Marketing and customer development	75	36	108.3	215	92	133.7
Operating lease depreciation	56	35	60.0	204	93	119.4
Loan-related expense	59	26	126.9	177	81	118.5
Amortization of intangibles	170	29	NM	513	93	NM
Regulatory costs	34	20	70.0	93	57	63.2
Merger-related and restructuring charges	236	34	NM	552	137	NM
Loss (gain) on early extinguishment of debt	—	—	—	235	—	NM
Other expense	163	134	21.6	471	389	21.1
Total noninterest expense	$3,755	$1,840	104.1	$11,064	$5,359	106.5

Third Quarter 2020 compared to Third Quarter 2019

Noninterest expense for the third quarter of 2020 was up $1.9 billion compared to the earlier quarter. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $202 million and $100 million, respectively. In addition, the current quarter was impacted by a $50 million charitable contribution to the Truist Charitable Fund. Excluding the items mentioned above and the impact of an increase of $141 million of amortization expense for intangibles, adjusted noninterest expense was up $1.4 billion primarily reflecting the impact of the Merger. In addition to the impacts of the Merger, operating costs were elevated due to COVID-19, which resulted in an additional $26 million of expenses compared to the third quarter of 2019. This was primarily related to net occupancy costs for enhanced cleaning.

Nine Months of 2020 compared to Nine Months of 2019

Noninterest expense for the nine months ended September 30, 2020 was up $5.7 billion compared to the earlier period. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $415 million and $292 million, respectively. In addition, the current period was impacted by $235 million of losses on the early extinguishment of long-term debt and a $50 million charitable contribution to the Truist Charitable Fund. Excluding the items mentioned above and the impact of an increase of $420 million of amortization expense for intangibles, noninterest expense was up $4.3 billion, primarily reflecting the impact of the Merger. In addition to the impacts of the Merger, operating costs were elevated due to COVID-19, which resulted in an additional $206 million of expenses compared to the earlier period. This was primarily related to additional on-site pay and bonuses for certain teammates, net occupancy costs for enhanced cleaning and teammate support expenses.

Truist Financial Corporation 57

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(Dollars in millions)	Accrual at Jul 1, 2020	Expense	Utilized	Accrual at Sep 30, 2020	Accrual at Jan 1, 2020	Expense	Utilized	Accrual at Sep 30, 2020
Severance and personnel-related	$84	$37	$(84)	$37	$46	$172	$(181)	$37
Occupancy and equipment	—	78	(78)	—	—	126	(126)	—
Professional services	3	96	(97)	2	42	191	(231)	2
Systems conversion and related costs	—	16	(16)	—	—	19	(19)	—
Other adjustments	1	9	4	14	1	44	(31)	14
Total (1)	$88	$236	$(271)	$53	$89	$552	$(588)	$53
(1)    In connection with the Merger, the Company recognized $229 million of expense for the third quarter of 2020 and $525 million for the nine months ended September 30, 2020. At September 30, 2020, the Company had an accrual of $42 million related to the Merger. The remaining expense and accrual relate to activities other than the Merger.

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

Table 5: Net Income by Reportable Segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Consumer Banking and Wealth	$817	$465	75.7%	$2,207	$1,322	66.9%
Corporate and Commercial Banking	583	441	32.2	1,400	1,274	9.9
Insurance Holdings	77	61	26.2	308	259	18.9
Other, Treasury & Corporate	(336)	(139)	141.7	(753)	(344)	118.9
Truist Financial Corporation	$1,141	$828	37.8	$3,162	$2,511	25.9

Third Quarter 2020 compared to Third Quarter 2019

Consumer Banking and Wealth

CB&W serves individuals and small business clients by offering a variety of loan and deposit products, payment services, bankcard products and other financial services by connecting clients to a wide range of financial products and services. CB&W includes Retail Community Bank, which serves retail, premier and small business clients, delivering on the banking needs of all clients through a network of branches, ATMs and contact centers. CB&W includes Dealer Retail Services, which originates loans on an indirect basis to individuals for the purchase of automobiles, boats and recreational vehicles. Additionally, CB&W includes National Consumer Finance & Payments, which provides a comprehensive set of technology-enabled lending solutions to individuals and small businesses through several national channels, as well as merchant services and payment processing solutions to business clients. CB&W also includes Mortgage Banking, which offers residential mortgage products nationally through its retail and correspondent channels, the internet and by telephone. These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking also services loans for other investors, in addition to loans held in the Company’s loan portfolio. Mortgage Banking also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies. Wealth delivers investment management, financial planning, banking, fiduciary services and related solutions to institutions, affluent and high net worth individuals and families, with financial expertise and industry-specific insights in the medical, legal, sports and entertainment industries.

58 Truist Financial Corporation

CB&W net income was $817 million for the third quarter of 2020, an increase of $352 million compared to the earlier quarter. Segment net interest income increased $1.1 billion primarily due to the Merger. Noninterest income increased $414 million due to the Merger and higher residential mortgage production income as a result of the lower rate environment driving mortgage production through refinance activity, partially offset by lower residential mortgage servicing income driven by higher prepayment as a result of the lower rate environment and an MSR fair value adjustment in the current quarter. The allocated provision for credit losses increased $66 million primarily due to the Merger as well as increased economic stress associated with the pandemic. Noninterest expense increased $1.0 billion primarily due to operating expenses and amortization of intangibles related to the Merger.

CB&W average loans held for investment were up $73.9 billion for the third quarter of 2020 compared to the earlier quarter, primarily driven by the Merger. Average total deposits were up $132.0 billion for the third quarter of 2020 compared to the earlier quarter, primarily due to the Merger, along with reduced consumer spending and inflows from stimulus payments in the Retail Community Bank related to COVID-19.

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

C&CB net income was $583 million for the third quarter of 2020, an increase of $142 million compared to the earlier quarter. Segment net interest income increased $636 million primarily due to the Merger. Noninterest income increased $338 million also primarily due to the Merger. The allocated provision for credit losses increased $297 million primarily due to the Merger as well as increased economic stress associated with the pandemic. Noninterest expense increased $505 million primarily due to operating expenses and amortization of intangibles related to the Merger in the current quarter.

C&CB average loans held for investment were up $87.7 billion for the third quarter of 2020 compared to the earlier quarter, primarily driven by the Merger coupled with PPP loan originations. Average total deposits were up $76.8 billion for the third quarter of 2020 compared to the earlier quarter, primarily due to the Merger, along with deposit inflows related to PPP loans, line draws and reduced spending from commercial clients.

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

IH net income was $77 million for the third quarter of 2020, an increase of $16 million compared to the earlier quarter. Noninterest income increased $33 million primarily due to higher production. Noninterest expense increased $11 million primarily due to increased personnel expense, partially offset by lower travel and marketing expenses.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and variability associated with derivatives used to hedge the balance sheet.

OT&C generated a net loss of $336 million in the third quarter of 2020, compared to a net loss of $139 million in the earlier quarter. Segment net interest income decreased $80 million. Noninterest income increased $122 million primarily due to the gain on sale of securities in the current quarter. The allocated provision for credit losses decreased $57 million primarily due to a reduction in the provision for unfunded commitments. Noninterest expense increased $396 million primarily due to operating expenses related to the Merger and higher Merger-related charges in the current quarter. The benefit for income taxes increased $100 million primarily due to a higher pre-tax loss.

Truist Financial Corporation 59

Nine Months of 2020 compared to Nine Months of 2019

Consumer Banking and Wealth

CB&W net income was $2.2 billion for the nine months ended September 30, 2020, an increase of $885 million compared to the same period of the prior year. Segment net interest income increased $3.4 billion primarily due to the Merger. Noninterest income increased $1.4 billion due to the Merger and higher residential mortgage income as a result of the lower rate environment driving mortgage production through refinance activity, partially offset by lower residential mortgage servicing income driven by higher prepayment as a result of the lower rate environment and an MSR fair value adjustment in the current year. The allocated provision for credit losses increased $520 million primarily due to the Merger, as well as increased economic stress associated with the pandemic. Noninterest expense increased $3.2 billion primarily due to operating expenses and amortization of intangibles related to the Merger and impacts from COVID-19 in the current year.

CB&W average loans held for investment were up $73.3 billion for the nine months ended September 30, 2020, compared to the prior year primarily due to the merged loans. Average total deposits were up $124.2 billion for the nine months ended September 30, 2020, compared to the prior year, primarily due to the merged deposits and reduced consumer spending in the current year related to COVID-19.

Corporate and Commercial Banking

C&CB net income was $1.4 billion for the nine months ended September 30, 2020, an increase of $126 million compared to the same period of the prior year. Segment net interest income increased $2.0 billion primarily due to the Merger. Noninterest income increased $931 million due to the Merger, partially offset by losses in trading income primarily related to the decline in interest rates and widening of credit spreads. The allocated provision for credit losses increased $1.2 billion primarily due to the Merger, as well as increased economic stress associated with the pandemic and increased losses. Noninterest expense increased $1.6 billion primarily due to operating expenses and amortization of intangibles related to the Merger in the current year.

C&CB average loans held for investment were up $88.7 billion for the nine months ended September 30, 2020, compared to the prior year primarily due to the merged loans and growth in commercial and industrial loans in the current year related to COVID-19. Average total deposits were up $70.7 billion for the nine months ended September 30, 2020, compared to the prior year, primarily due to the merged deposits, deposit inflows related to PPP loans, line draws and reduced spending from commercial clients.

Insurance Holdings

IH net income was $308 million for the nine months ended September 30, 2020, an increase of $49 million compared to the same period of the prior year. Noninterest income increased $103 million primarily due to higher production. Noninterest expense increased $38 million primarily due to commissions on higher production in the current year.

Other, Treasury and Corporate

OT&C generated a net loss of $753 million in the nine months ended September 30, 2020, compared to a net loss of $344 million in the same period of the prior year. Segment net interest income decreased $55 million. Noninterest income increased $306 million primarily due to the gain on sale of securities in the current year, partially offset by lower income related to certain post-employment benefits. The allocated provision for credit losses increased $35 million primarily due to the provision for unfunded commitments. Noninterest expense increased $847 million primarily due to the loss on early extinguishment of long-term debt, operating expenses related to the Merger, and higher Merger-related charges in the current year. The benefit for income taxes increased $222 million primarily due to a higher pre-tax loss.

60 Truist Financial Corporation

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $86.1 billion at September 30, 2020, compared to $74.7 billion at December 31, 2019. The increase was due primarily to an $11.8 billion increase in Agency MBS, offset partially by a $368 million decrease in Non-agency MBS. The increase in the Agency MBS portfolio includes the redeployment of approximately $5 billion of excess reserves at the Federal Reserve. During the second quarter of 2020, the Company sold Non-agency MBS and during the third quarter of 2020, the Company sold and reinvested $3.2 billion in residential Agency MBS. These sales were the primary drivers for the gains of $402 million for the nine months ended September 30, 2020.

As of September 30, 2020, approximately 3.0% of the securities portfolio was variable rate, compared to 3.6% as of December 31, 2019. The effective duration of the securities portfolio was 3.2 years at September 30, 2020, compared to 4.7 years at December 31, 2019.

U.S. Treasury, GSE and Agency MBS represented 99.3% of the total securities portfolio as of September 30, 2020, compared to 98.7% as of the prior year end.

Lending Activities

The following tables summarize the loans and leases HFI portfolio for each of the last five quarters:

Table 6: Loans and Leases as of Period End
(Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Commercial:
Commercial and industrial	$140,874	$147,141	$149,161	$130,180	$64,324
CRE	27,474	27,963	27,532	26,832	17,080
Commercial construction	6,772	6,891	6,630	6,205	3,804
Lease financing	5,493	5,783	5,984	6,122	2,356
Consumer:
Residential mortgage	50,379	51,671	53,096	52,071	28,297
Residential home equity and direct	26,558	26,935	27,629	27,044	11,646
Indirect auto	25,269	24,509	25,146	24,442	11,871
Indirect other	11,527	11,592	10,980	11,100	6,590
Student	7,480	7,484	7,771	6,743	—
Credit card	4,801	4,856	5,300	5,619	3,058
PCI	—	—	—	3,484	387
Total loans and leases HFI	$306,627	$314,825	$319,229	$299,842	$149,413

Total loans and leases held for investment were $306.6 billion at September 30, 2020, compared to $299.8 billion at December 31, 2019. In connection with the adoption of CECL, all loans previously in the PCI portfolio transitioned to PCD loans and were transferred to their respective portfolios. The growth in the commercial and industrial portfolio was primarily due to PPP loans. During the first quarter of 2020 many commercial clients drew down lines of credit, but the majority of those were repaid in the second and third quarter of 2020 as the government programs were implemented in response to the pandemic and clients better understood their liquidity needs.

Truist Financial Corporation 61

The following table presents the composition of average loans and leases for each of the last five quarters:

Table 7: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Commercial:
Commercial and industrial	$143,452	$152,991	$131,743	$81,853	$63,768
CRE	27,761	27,804	27,046	19,896	17,042
Commercial construction	6,861	6,748	6,409	4,506	3,725
Lease financing	5,626	5,922	6,070	3,357	2,260
Consumer:
Residential mortgage	51,500	52,380	52,993	34,824	28,410
Residential home equity and direct	26,726	27,199	27,564	15,810	11,650
Indirect auto	24,732	24,721	24,975	15,390	11,810
Indirect other	11,530	11,282	10,950	7,772	6,552
Student	7,446	7,633	7,787	1,825	—
Credit card	4,810	4,949	5,534	3,788	3,036
PCI	—	—	—	1,220	411
Total average loans and leases HFI	$310,444	$321,629	$301,071	$190,241	$148,664

Average loans and leases held for investment for the third quarter of 2020 were $310.4 billion, down $11.2 billion compared to the second quarter of 2020 primarily due to a decline in the commercial portfolio.

The decline in the commercial portfolio was primarily in commercial and industrial loans and reflects the repayment of revolver usage. Within the commercial and industrial portfolio, Truist experienced growth in loans from mortgage warehouse lending due to the decline in rates and increased refinance activity, as well as growth in premium finance lending and equipment finance lending. Growth in these portfolios was partially offset by a decline in dealer floor plan lending.

Average consumer loans decreased $1.3 billion primarily due to refinance activity resulting in a decline in residential mortgages and residential home equity and direct loans. This was partially offset by an increase in indirect other loans due to demand for loans for recreational and power sports equipment.

COVID-19 Lending Activities

The CARES Act includes provisions that were designed to encourage financial institutions to support borrowers impacted by COVID-19. These modifications are generally not considered a TDR as disclosed in “Note 1. Basis of Presentation.” Truist payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The following table provides a summary of accommodations as of September 30, 2020:

Table 8: Client Accommodations (1)
	Active Accommodations		Exited Accommodations
September 30, 2020 (Dollars in millions)	Total Count	Outstanding Balance	Outstanding Balance	% Paid-off or Current (2)	Types of Accommodations
Commercial	1,056	$692	$21,479	98.0%	Clients may elect to defer loan or lease payments for up to 90 days without late fees being incurred but with finance charges continuing to accrue.
Consumer	164,303	6,113	6,062	94.3	Clients may elect to defer loan payments for time periods that range from 30 to 90 days without late fees being incurred but with finance charges generally continuing to accrue.
Credit card	9,998	53	165	95.5	Clients may elect to defer payments for up to 90 days without late fees being incurred but with financing charges accruing. In addition, Truist provided credit card clients with 5% cash back on qualifying card purchases for certain important basic needs.
Total	175,357	$6,858	$27,706
(1) Excludes approximately 64,000 of active accommodations related to government guaranteed loans totaling approximately $3 billion.
(2) Calculated based on accommodation count.

62 Truist Financial Corporation

The CARES Act also created the PPP, which temporarily expands the Small Business Administration’s business loan guarantee program. Truist served as the fourth largest PPP lender based on gross fundings and carrying value of PPP loans was $12.2 billion as of September 30, 2020.

The following table provides a summary of the Company’s exposure related to loans that have exited accommodations:

Table 9: Accommodations Exposure
September 30, 2020 (Dollars in billions)	Exposure
Current	$27,273
Past due and still accruing	229
Nonperforming	204
Total	$27,706

The following table provides a summary of exposure to industries that management believes are most vulnerable in the current economic environment. These selected industry exposures represent 9.1% of loans held for investment at September 30, 2020. Of the $27.9 billion in selected industry exposures, $1.5 billion are PPP loans. Truist is actively managing these portfolios and will continue to make underwriting or risk acceptance adjustments as appropriate. These exposures decreased $2.2 billion, or 7.3% during the third quarter, primarily in Hotels, Resorts and Cruise Lines, as well as the Oil and Gas Portfolio. In addition, management is closely monitoring its leveraged lending and small secured real estate portfolios which comprised 2.8% and 1.5% of loans held for investment at September 30, 2020, respectfully. Leveraged loans and small secured real estate loans, which totaled $1.5 billion and $0.2 billion, respectively, as of September 30, 2020, are also included in the selected industry credit exposures. Leveraged lending loans decreased 9.5% during the third quarter.

Table 10: Selected Credit Exposures
September 30, 2020 (Dollars in billions)	Outstanding Balance	Percentage of Loans HFI
Hotels, Resorts & Cruise Lines	$6.8	2.2%
Senior Care	6.0	2.0
Oil & Gas Portfolio	5.2	1.7
Acute Care Facilities	4.7	1.5
Restaurants	2.9	1.0
Sensitive Retail	2.3	0.7
Total	$27.9	9.1%

Additional exposures (inclusive of above industries):
Leveraged lending	$8.6	2.8%
Small secured real estate	4.6	1.5

Truist Financial Corporation 63

Asset Quality

The following tables summarize asset quality information for each of the last five quarters:

Table 11: Asset Quality
(Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
NPAs:
NPLs:
Commercial and industrial	$507	$428	$443	$212	$172
CRE	52	42	18	10	27
Commercial construction	7	13	2	—	2
Lease financing	32	56	27	8	2
Residential mortgage	205	198	248	55	106
Residential home equity and direct	180	192	170	67	56
Indirect auto	137	155	125	100	81
Indirect other	4	3	1	2	1
Total NPLs HFI	1,124	1,087	1,034	454	447
Loans held for sale	130	102	41	107	—
Total nonaccrual loans and leases	1,254	1,189	1,075	561	447
Foreclosed real estate	30	43	63	82	33
Other foreclosed property	30	20	39	41	29
Total nonperforming assets	$1,314	$1,252	$1,177	$684	$509
TDRs:
Performing TDRs:
Commercial and industrial	$84	$57	$65	$47	$69
CRE	36	22	7	6	6
Commercial construction	1	36	36	37	1
Lease financing	1	1	1	—	—
Residential mortgage	640	533	513	470	570
Residential home equity and direct	71	71	66	51	54
Indirect auto	336	342	350	333	324
Indirect other	5	4	5	5	4
Student	5	4	1	—	—
Credit card	38	37	35	31	29
Total performing TDRs	$1,217	$1,107	$1,079	$980	$1,057
Nonperforming TDRs	140	111	121	82	115
Total TDRs	$1,357	$1,218	$1,200	$1,062	$1,172
Loans 90 days or more past due and still accruing: (1)
Commercial and industrial	$6	$9	$5	$1	$—
CRE	8	3	1	—	—
Lease financing	—	1	—	—	—
Residential mortgage	573	521	610	543	347
Residential home equity and direct	5	9	10	9	8
Indirect auto	8	10	11	11	9
Indirect other	3	3	2	2	—
Student	570	478	1,068	188	—
Credit card	24	38	41	22	15
PCI	—	—	—	1,218	24
Total loans 90 days or more past due and still accruing	$1,197	$1,072	$1,748	$1,994	$403
Loans 30-89 days past due and still accruing: (1)
Commercial and industrial	$155	$282	$262	$94	$34
CRE	7	6	8	5	1
Commercial construction	—	1	16	1	—
Lease financing	9	10	8	2	1
Residential mortgage	796	703	679	498	432
Residential home equity and direct	103	108	156	122	56
Indirect auto	321	265	521	560	380
Indirect other	52	50	74	85	43
Student	666	442	593	650	—
Credit card	39	34	57	56	29
PCI	—	—	—	140	16
Total loans 30-89 days past due and still accruing	$2,148	$1,901	$2,374	$2,213	$992
(1)    The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period.
64 Truist Financial Corporation

Overall asset quality ratios were relatively stable at September 30, 2020 compared to June 30, 2020.

Nonperforming assets totaled $1.3 billion at September 30, 2020, up $62 million compared to June 30, 2020. Nonperforming loans and leases held for investment represented 0.37% of loans and leases held for investment, up 2 basis points compared to June 30, 2020. The increase in nonperforming loans held for investment is primarily in commercial and industrial loans, which was partially offset by a decline in commercial leases due to a charge-off on a PCD loan related to the implementation of CECL. Within the consumer portfolio, indirect automobile nonaccrual loans declined as some states lifted the moratorium on repossessions. Performing TDRs were up $110 million during the third quarter primarily in residential mortgage loans.

Loans 90 days or more past due and still accruing totaled $1.2 billion at September 30, 2020, up $125 million compared to the prior quarter. The increase was primarily in government guaranteed student loans as forbearance programs in connection with the CARES Act have ended. In addition, residential mortgage loans 90 days or more past due increased primarily due to the repurchase of delinquent government guaranteed loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.39% at September 30, 2020, up five basis points from the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.03% at September 30, 2020, down one basis point from June 30, 2020.

Loans 30-89 days past due and still accruing totaled $2.1 billion at September 30, 2020, up $247 million compared to the prior quarter. Student loans 30-89 days past due increased $224 million, which almost entirely relates to government guaranteed loans as forbearance programs in connection with the CARES Act have ended. In addition, residential mortgage loans and indirect automobile loans increased, while commercial and industrial loans declined. The ratio of loans 30-89 days past due and still accruing as a percentage of loans and leases was 0.70% at September 30, 2020, up 10 basis points from the prior quarter.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 11. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to "Note 5. Loans and ACL" for additional disclosures related to these potential problem loans.

Table 12: Asset Quality Ratios
As of / For the Three Months Ended	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.70%	0.60%	0.74%	0.74%	0.66%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.39	0.34	0.55	0.66	0.27
NPLs as a percentage of loans and leases HFI	0.37	0.35	0.32	0.15	0.30
Nonperforming loans and leases as a percentage of loans and leases (1)	0.40	0.37	0.33	0.18	0.30
NPAs as a percentage of:
Total assets (1)	0.26	0.25	0.23	0.14	0.22
Loans and leases HFI plus foreclosed property	0.39	0.37	0.36	0.19	0.34
Net charge-offs as a percentage of average loans and leases HFI	0.42	0.39	0.36	0.40	0.41
ALLL as a percentage of loans and leases HFI	1.91	1.81	1.63	0.52	1.05
Ratio of ALLL to:
Net charge-offs	4.52x	4.49x	4.76x	2.03x	2.59x
NPLs	5.22x	5.24x	5.04x	3.41x	3.52x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI excluding PPP, other government guaranteed and PCI loans(2)	0.03%	0.04%	0.04%	0.03%	0.04%
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

Truist Financial Corporation 65

The following table presents activity related to NPAs:

Table 13: Rollforward of NPAs
(Dollars in millions)	2020	2019
Balance, January 1	$684	$585
New NPAs (1)	2,467	904
Advances and principal increases	255	127
Disposals of foreclosed assets (2)	(333)	(354)
Disposals of NPLs (3)	(521)	(120)
Charge-offs and losses	(443)	(215)
Payments	(553)	(312)
Transfers to performing status	(258)	(106)
Other, net	16	—
Ending balance, September 30	$1,314	$509
(1)    For 2020, includes approximately $500 million of loans previously classified as PCI that would have otherwise been nonperforming as of December 31, 2019.
(2)    Includes charge-offs and losses recorded upon sale of $99 million and $165 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)    Includes charge-offs and losses recorded upon sale of $126 million and $20 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table provides a summary of performing TDR activity:

Table 14: Rollforward of Performing TDRs
(Dollars in millions)	2020	2019
Balance, January 1	$980	$1,119
Inflows	646	404
Payments and payoffs	(167)	(144)
Charge-offs	(34)	(48)
Transfers to nonperforming TDRs	(65)	(57)
Removal due to the passage of time	(6)	(17)
Non-concessionary re-modifications	(2)	(8)
Transferred to LHFS and/or sold	(135)	(192)
Balance, September 30	$1,217	$1,057

66 Truist Financial Corporation

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2020:

Table 15: Payment Status of TDRs (1)
September 30, 2020 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$84	100.0%	$—	—%	$—	—%	$84
CRE	36	100.0	—	—	—	—	36
Commercial construction	1	100.0	—	—	—	—	1
Lease financing	1	100.0	—	—	—	—	1
Consumer:
Residential mortgage	376	58.8	114	17.8	150	23.4	640
Residential home equity and direct	68	95.8	3	4.2	—	—	71
Indirect auto	306	91.1	30	8.9	—	—	336
Indirect other	5	100.0	—	—	—	—	5
Student	5	100.0	—	—	—	—	5
Credit card	34	89.5	3	7.9	1	2.6	38
Total performing TDRs	916	75.3	150	12.3	151	12.4	1,217
Nonperforming TDRs	72	51.5	23	16.4	45	32.1	140
Total TDRs	$988	72.9	$173	12.7	$196	14.4	$1,357
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

Truist Financial Corporation 67

ACL

Activity related to the ACL is presented in the following tables:

Table 16: Activity in ACL
	For the Three Months Ended					For the Nine Months Ended
Quarters ended (Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	2020	2019
Balance, beginning of period	$6,133	$5,611	$1,889	$1,653	$1,689	$1,889	$1,651
CECL adoption - impact to retained earnings before tax	—	—	2,762	—	—	2,762	—
CECL adoption - reserves on PCD assets	—	—	378	—	—	378	—
Provision for credit losses	421	844	893	171	117	2,158	444
Charge-offs:
Commercial and industrial	(112)	(123)	(39)	(23)	(28)	(274)	(67)
CRE	(44)	(14)	(1)	(5)	(2)	(59)	(28)
Commercial construction	(19)	—	(3)	—	—	(22)	—
Lease financing	(44)	(4)	(2)	(9)	(1)	(50)	(2)
Residential mortgage	(4)	(35)	(11)	(8)	(3)	(50)	(13)
Residential home equity and direct	(52)	(65)	(68)	(25)	(24)	(185)	(68)
Indirect auto	(72)	(80)	(142)	(107)	(92)	(294)	(263)
Indirect other	(8)	(20)	(18)	(19)	(14)	(46)	(43)
Student	(6)	(6)	(8)	—	—	(20)	—
Credit card	(44)	(50)	(53)	(37)	(25)	(147)	(72)
Total charge-offs	(405)	(397)	(345)	(233)	(189)	(1,147)	(556)
Recoveries:
Commercial and industrial	20	21	17	6	5	58	19
CRE	—	4	—	—	3	4	5
Commercial construction	2	7	1	1	—	10	2
Lease financing	4	—	—	—	1	4	1
Residential mortgage	3	2	2	1	—	7	1
Residential home equity and direct	16	15	15	10	6	46	20
Indirect auto	22	18	23	13	12	63	39
Indirect other	4	7	7	5	3	18	12
Student	—	1	—	—	—	1	—
Credit card	8	6	8	5	6	22	15
Total recoveries	79	81	73	41	36	233	114
Net charge-offs	(326)	(316)	(272)	(192)	(153)	(914)	(442)
Other	1	(6)	(39)	257	—	(44)	—
Balance, end of period	$6,229	$6,133	$5,611	$1,889	$1,653	$6,229	$1,653
ALLL (excluding PCD / PCI loans)	$5,675	$5,408	$4,880	$1,541	$1,565
ALLL for PCD / PCI loans	188	294	331	8	8
RUFC	366	431	400	340	80
Total ACL	$6,229	$6,133	$5,611	$1,889	$1,653

The ACL totaled $6.2 billion at September 30, 2020, compared to $1.9 billion at December 31, 2019. The increase in the allowance for credit losses was primarily due to the adoption of CECL. Upon adoption, the Company recorded a $3.1 billion increase in the allowance for credit losses, including $2.8 billion that was charged to retained earnings before tax, and $378 million related to the gross up for PCD loans. The remaining increase in the allowance for credit losses primarily reflects deteriorated economic conditions. As of September 30, 2020, the allowance for loan and lease losses was 1.91% of loans and leases held for investment. The allowance for credit losses includes $5.9 billion for loans and leases and $366 million for the reserve for unfunded commitments.

At September 30, 2020, the allowance for loan and lease losses was 5.22 times nonperforming loans and leases held for investment, compared to 5.24 times at June 30, 2020. At September 30, 2020, the allowance for loan and lease losses was 4.52 times annualized net charge-offs, compared to 4.49 times at June 30, 2020.
68 Truist Financial Corporation

Net charge-offs during the third quarter totaled $326 million, up $10 million compared to the prior quarter. As a percentage of average loans and leases, annualized net charge-offs were 0.42%, up three basis points compared to the prior quarter. Current quarter net charge-offs includes $97 million of charge-offs related to the implementation of CECL, which required a gross-up of loan carrying values in connection with the establishment of an allowance on PCD loans. Management performed a comprehensive review of PCD assets during the third quarter and concluded in certain situations that a charge-off was required. Excluding these additional charge-offs, net charge-offs would have been an annualized 0.29% of average loans and leases for the third quarter of 2020, down 10 basis points compared to the prior quarter.

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 17: Allocation of ALLL by Category
	September 30, 2020			December 31, 2019
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$2,185	37.2%	45.9%	$560	36.1%	43.4%
CRE	502	8.6	9.0	150	9.7	8.9
Commercial construction	134	2.3	2.2	52	3.4	2.1
Lease financing	53	0.9	1.8	10	0.6	2.0
Residential mortgage	424	7.2	16.4	176	11.4	17.4
Residential home equity and direct	704	12.0	8.7	107	6.9	9.0
Indirect auto	1,189	20.3	8.2	304	19.6	8.2
Indirect other	222	3.8	3.8	60	3.9	3.7
Student	130	2.2	2.4	—	—	2.2
Credit card	320	5.5	1.6	122	7.9	1.9
PCI	—	—	—	8	0.5	1.2
Total ALLL	5,863	100.0%	100.0%	1,549	100.0%	100.0%
RUFC	366			340
Total ACL	$6,229			$1,889

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, Truist estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, Truist also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of September 30, 2020, Truist held or serviced the first lien on 30.8% of its second lien positions.

Truist Financial Corporation 69

Other Assets

The components of other assets are presented in the following table:

Table 18: Other Assets as of Period End
(Dollars in millions)	September 30, 2020	December 31, 2019
Bank-owned life insurance	$6,461	$6,383
Tax credit and other private equity investments	5,615	5,448
Prepaid pension assets	3,996	3,579
Accounts receivable	1,832	2,418
Derivative assets	4,049	2,053
Leased assets and related assets	1,808	1,897
ROU assets	1,547	1,823
Accrued income	1,938	1,807
Prepaid expenses	1,194	1,254
Structured real estate	836	987
Equity securities at fair value	865	817
FHLB stock	165	764
Other	713	2,602
Total other assets	$31,019	$31,832

Funding Activities

Deposits

The following table presents deposits for each of the last five quarters:

Table 19: Deposits as of Period End
(Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Noninterest-bearing deposits	$124,297	$122,694	$97,618	$92,405	$52,667
Interest checking	98,694	99,005	92,950	85,492	27,723
Money market and savings	121,856	123,974	124,072	120,934	64,454
Time deposits	25,900	30,562	35,539	35,896	16,526
Foreign office deposits - interest-bearing	—	—	—	—	910
Total deposits	$370,747	$376,235	$350,179	$334,727	$162,280

Deposits totaled $370.7 billion at September 30, 2020, an increase of $36.0 billion from December 31, 2019. The growth in deposits reflects solid growth in all non-time deposit products due to a flight to quality and the government stimulus programs. Time deposits decreased primarily due to maturities of wholesale negotiable certificates of deposit and higher-cost personal and business accounts.

The following table presents average deposits for each of the last five quarters:

Table 20: Average Deposits
Three Months Ended (Dollars in millions)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
Noninterest-bearing deposits	$123,966	$113,875	$93,135	$64,485	$52,500
Interest checking	96,707	97,863	85,008	43,246	27,664
Money market and savings	123,598	126,071	120,936	79,903	64,920
Time deposits	27,940	33,009	35,570	23,058	16,643
Foreign office deposits - interest-bearing	—	—	—	24	265
Total average deposits	$372,211	$370,818	$334,649	$210,716	$161,992

Average deposits for the third quarter of 2020 were $372.2 billion, an increase of $1.4 billion compared to the prior quarter. Average noninterest-bearing deposit growth was strong for the third quarter of 2020 due to a continuation of the flight to quality and the government stimulus programs. Average time deposits decreased primarily due to maturities of wholesale negotiable certificates of deposit and higher-cost personal and business accounts.

70 Truist Financial Corporation

Average noninterest-bearing deposits represented 33.3% of total deposits for the third quarter of 2020, compared to 30.7% for the prior quarter. The cost of average total deposits was 0.10% for the third quarter, down 12 basis points compared to the prior quarter. The cost of average interest-bearing deposits was 0.15% for the third quarter, down 17 basis points compared to the prior quarter.

In September 2020, the FDIC published data from the Annual Summary of Deposits as of June 30, 2020. Truist is the 6th largest commercial bank in the United States based on deposits and maintained a first or second market position in thirteen of the company's Top 20 MSAs.

Borrowings

At September 30, 2020, short-term borrowings totaled $6.2 billion, a decrease of $12.0 billion compared to December 31, 2019, due primarily to a decrease of $10.8 billion in short-term FHLB advances. These borrowing sources were replaced with strong deposit growth.

Average short-term borrowings were $6.2 billion, or 1.5% of total funding for the third quarter 2020, as compared to $8.3 billion, or 4.3% for the prior year quarter as these funding sources were largely replaced by the strong deposit growth.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $41.0 billion at September 30, 2020, a decrease of $331 million compared to December 31, 2019. During 2020, the Company issued $4.8 billion of senior notes with interest rates from 1.125% to 1.95% maturing in 2023 to 2030, $500 million in floating rate senior notes maturing in 2023 and $1.3 billion of subordinated notes with an interest rate of 2.25% maturing in 2030. These issuances were partially offset by the redemption of $3.7 billion of senior notes during 2020 and a decrease of $3.3 billion in long-term FHLB advances. The average cost of long-term debt was 1.78% for the nine months ended September 30, 2020, down 157 basis points compared to the same period in 2019. FHLB advances represented 2.1% of total outstanding long-term debt at September 30, 2020, compared to 10.0% at December 31, 2019. Truist entered into $20 billion of FHLB advances during the first quarter of 2020 to build liquidity and ensure the Company was able to meet the funding needs of its clients. As market conditions stabilized and deposits increased, these advances were redeemed during the second quarter of 2020 and the Company recognized a loss of $235 million on the early extinguishment of debt. The redemption of these advances will improve net interest income, the net interest margin and the leverage ratios.

In October 2020, Truist redeemed $300 million of floating rate senior bank notes due October 2021 and $600 million fixed-to-floating rate senior bank notes due October 2021.

Shareholders' Equity

Total shareholders' equity was $70.0 billion at September 30, 2020, an increase of $3.4 billion from December 31, 2019. This increase includes the issuance of $3.5 billion of preferred stock during the year, $3.2 billion in net income available to common shareholders and an increase of $1.3 billion in AOCI, which was partially offset by $2.1 billion related to the adoption of CECL and $2.0 billion for common and preferred dividends. In addition, Truist redeemed $500 million of its Series K preferred stock during 2020. Truist's book value per common share at September 30, 2020 was $45.86, compared to $45.66 at December 31, 2019.

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
Truist Financial Corporation 71

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

Deposit betas are an important assumption in the interest rate risk modeling process. Truist applies an average deposit beta (the sensitivity of deposit rate changes relative to market rate changes) of approximately 50% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

72 Truist Financial Corporation

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 21: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate (bps)	Prime Rate
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Up 100	4.25%	6.00%	3.43%	(0.56)%
Up 50	3.75	5.50	2.68	(0.14)
No Change	3.25	5.00	—	—
Down 25 (1)	3.00	4.75	(1.62)	(0.22)
Down 50 (1)	2.75	4.50	(1.94)	(0.55)
(1) The Down 25 and 50 rates are floored at one basis point and may not reflect Down 25 and 50 basis points for all rate indices.

Rate sensitivity increased compared to the prior periods, primarily driven by loan and deposit mix changes related to the Merger and recent activity, increased fixed rate funding, and increased noninterest-bearing deposits.

Management considers how the interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic cycle. Much of this liquidity increase has resulted in growth in noninterest-bearing demand deposits. Consistent with the industry, Truist has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of Truist. A loss of these deposits in the future would reduce the asset sensitivity of Truist’s balance sheet as the Company would increase interest-bearing funds to offset the loss of this advantageous funding source.

The following table shows the results of Truist's interest-rate sensitivity position assuming the loss of demand deposits and an associated increase in managed rate deposits under various scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%.

Table 22: Deposit Mix Sensitivity Analysis
Linear Change in Rates (bps)	Base Scenario at September,30,2020 (1)	Results Assuming a $10 Billion Decrease in Noninterest-Bearing Demand Deposits
Up 100	3.43%	3.02%
Up 50	2.68	2.38
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2020 as presented in the preceding table.

If rates increased 100 basis points, Truist could absorb the loss of $82.8 billion, or 66.6%, of noninterest-bearing deposit balances and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

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

The following table shows the effect that the indicated changes in interest rates would have on EVE:

Table 23: EVE Simulation Analysis
Change in Interest Rates (bps)	Hypothetical Percentage Change in EVE
	Sep 30, 2020	Sep 30, 2019
Up 100	7.4%	3.2%
No Change	—	—
Down 100	(6.8)	(13.2)

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. During October 2020, Truist initiated a new investment securities fair value hedging program, whereby pay fixed interest rate swaps are utilized. Truist also uses derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of September 30, 2020, Truist had derivative financial instruments outstanding with notional amounts totaling $303.6 billion, with an associated net fair value of $3.6 billion. See "Note 16. Derivative Financial Instruments" for additional disclosures.

Truist Financial Corporation 73

LIBOR in its current form may no longer be available after 2021. Truist has LIBOR-based contracts that extend beyond 2021. To prepare for the possible transition to an alternative reference rate, management has formed a cross-functional project team to address the LIBOR transition. The project team has performed an assessment to identify the potential risks related to the transition from LIBOR to a new index. The project team provides updates to management and the Board.

The project team is reviewing contract fallback language for loans and leases and noted that certain contracts will need updated provisions for the transition, and the team is coordinating with impacted lines of business to update LIBOR fallback language generally consistent with the ARRC recommendation. Truist is continuing to evaluate the impact on these contracts and other financial instruments, systems implications, hedging strategies, and other related operational and market risks. Market risks associated with this change are dependent on the alternative reference rates available and market conditions at transition. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled "Item 1A. Risk Factors" in the Form 10-K for the year ended December 31, 2019. In October 2020, Truist began offering SOFR-based lending solutions to wholesale and retail clients. Truist expects SOFR to become a more commonly-used pricing benchmark across the industry. Truist continues to evaluate SOFR for additional product offerings and other alternative reference rates as replacements for LIBOR.

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

Securitizations

As of September 30, 2020, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $5 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation trading positions

The trading portfolio of covered positions did not contain any correlation trading positions as of September 30, 2020.

74 Truist Financial Corporation

VaR-based measures

VaR measures the potential loss of a given position or portfolio of positions at a specified confidence level and time horizon. Truist utilizes a historical VaR methodology to measure and aggregate risks across its covered trading positions. Prior to the integration of the two institutional broker dealer businesses to form Truist Securities in the third quarter of 2020, Truist operated two historical VaR models and the aggregate company-wide VaR across the systems was determined additively with no benefit of diversification. The heritage BB&T VaR model was retired following the formation of Truist Securities. Following the formation of Truist Securities, VaR is calculated on a consolidated basis using the Truist VaR engine. For risk management purposes, the VaR calculation is based on a historical simulation approach and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. For Market Risk Rule purposes, the Company calculates VaR using a 10-day holding period and a 99% confidence level. Due to inherent limitations of the VaR methodology, such as the assumption that past market behavior is indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing, profit and loss attribution, and stop loss limits.

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of risk from each of the individual sub-portfolios. As such, risk within each category partially offsets the exposure to other risk categories thereby creating a portfolio diversification benefit. The following table summarizes certain VaR-based measures for both the three and nine months ended September 30, 2020 and 2019. The increase from the prior year was mainly due to the integration of the heritage SunTrust trading business and the market volatility due to the COVID-19 pandemic. As illustrated in the table below, the inclusion of volatility levels observed in March and April in the 12 month VaR historic look back window led to a convergence between VaR and Stressed VaR measures.

Table 24: VaR-based Measures
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$65	$11	$1	$1	$65	$11	$2	$1
Average	31	6	1	—	23	5	1	—
Minimum	13	3	—	—	3	1	—	—
Period-end	46	8	1	—	46	8	1	—
VaR by Risk Class:
Interest Rate Risk		1		—		1		—
Credit Spread Risk		10		—		10		—
Equity Price Risk		2		—		2		—
Foreign Exchange Risk		—		—		—		—
Portfolio Diversification		(6)		—		(6)		—
Period-end		8		—		8		—

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

Table 25: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Maximum	$65	$4	$65	$6
Average	31	3	31	4
Minimum	14	2	13	2
Period-end	46	2	46	2

The increase from the prior year in stressed VaR-based measures was due to the integration of heritage SunTrust trading business after the Merger and the market volatility due to the COVID-19 pandemic.

Truist Financial Corporation 75

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

There were eight company-wide VaR backtesting exceptions during the twelve months ended September 30, 2020, primarily driven by the COVID-19 pandemic which led to a sudden and significant repricing of financial markets during the first and second quarter of 2020, amid an increase in market volatility and deterioration in overall market liquidity. In accordance with established policy and procedure, all company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. Following such reviews, it was determined that the VaR model performed in line with expectations. However, the extreme moves in underlying market risk factors caused by the COVID-19 pandemic would not typically have been captured within the 1-day VaR measure.

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

76 Truist Financial Corporation

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

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To ensure a strong liquidity position, and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities. As of September 30, 2020 and December 31, 2019, Truist's liquid asset buffer, as a percent of total assets, was 18.6% and 16.5%, respectively.

The LCR rule directs large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. As of January 1, 2020, Truist is subject to the Category III reduced LCR requirements. Truist's average LCR was 117% for the three months ended September 30, 2020, well above the regulatory minimum.

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

In July 2020, Fitch completed the implementation of its revised bank rating methodology. As a result, Fitch downgraded Truist’s senior unsecured debt to A and affirmed Truist Bank’s senior unsecured and subordinated debt ratings. This rating action taken by Fitch was solely a function of implementing its revised bank rating methodology and did not reflect a change in Fitch’s current or expected view of Truist’s or Truist Bank’s credit fundamentals.

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

Truist Financial Corporation 77

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2020 and December 31, 2019, the Parent Company had 46 months and 29 months, respectively, of cash on hand to satisfy projected cash outflows, and 22 months and 20 months, respectively, when including the payment of common stock dividends.

Truist Bank

Truist carefully manages liquidity risk at Truist Bank. Truist Bank's primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources including FHLB advances, repurchase agreements, and the FRB discount window. At September 30, 2020, Truist Bank had approximately $169.5 billion of available secured borrowing capacity, which represents approximately 8.3 times the amount of one-year wholesale funding maturities. In addition to secured borrowing sources, Truist had excess eligible cash at the Federal Reserve Bank of $32.6 billion at September 30, 2020.

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

Table 26: Capital Requirements and Targets
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
(3)The current capital conservation buffer of 250 basis points was replaced by the SCB of 270 basis points effective October 1, 2020.
78 Truist Financial Corporation

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

In August 2020, the Federal Reserve informed Truist of its final SCB of 270 basis points for risk-based capital ratios. This buffer, which was determined based on stress testing results developed by the Federal Reserve, is 20 basis points above the Capital Conservation Buffer. The SCB will be effective from October 1, 2020 through September 30, 2021, at which point a revised SCB will be calculated and provided to Truist. Consistent with the Federal Reserve’s mandate across the industry, Truist will update and resubmit its capital plan in early November 2020 to reflect changes in financial markets and the macroeconomic outlook. Truist’s review of the results of the 2020 CCAR supervisory stress test notes that the modeled outcomes shown by the FRB differ from those calculated by the Company. Truist believes those differences are attributable to the application of purchase accounting associated with the Merger. Purchase accounting adjustments could result in a reduction in provision expense and an increase in pre-provision net revenue. These differences could result in higher capital ratios than were reflected in the CCAR results.

Truist's capital ratios are presented in the following table:

Table 27: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2020	Dec 31, 2019
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	10.0%	9.5%
Tier 1 capital to risk-weighted assets	12.2	10.8
Total capital to risk-weighted assets	14.6	12.6
Leverage ratio	9.6	14.7
Supplementary leverage ratio	8.9	NA
Non-GAAP capital measure (1):
Tangible common equity per common share	$26.63	$25.93
Calculation of tangible common equity (1):
Total shareholders' equity	$69,973	$66,558
Less:
Preferred stock	8,048	5,102
Noncontrolling interests	106	174
Goodwill and intangible assets, net of deferred taxes	25,923	26,482
Tangible common equity	$35,896	$34,800
Risk-weighted assets	$377,045	$376,056
Common shares outstanding at end of period	1,348,118	1,342,166
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

Capital ratios improved compared to year-end 2019, due to growth in CET1 capital, partially offset by higher risk-weighted assets. Truist's capital levels remain strong compared to the regulatory levels for well capitalized banks at September 30, 2020. Truist’s other capital measures also improved as Truist issued various capital instruments to strengthen its capital position. Truist issued $3.5 billion of preferred stock and redeemed $500 million of Series K preferred stock during the first nine months of 2020. In addition, Truist issued $1.3 billion of subordinated debt. Truist declared common dividends of $0.450 per share during the third quarter of 2020. The dividend and total payout ratios for the third quarter of 2020 were 56.8%.

Truist Financial Corporation 79

Share Repurchase Activity

Table 28: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
July 2020	1	$36.42	—	$—
August 2020	—	—	—	—
September 2020	—	—	—	—
Total	1	36.42	—
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

Intangible Assets

The severe economic disruption and related financial effects of the COVID-19 pandemic have impacted Truist’s businesses. Truist’s commercial clients have experienced varying levels of disruptions to business activity, supply chains and demand for products and services. Additionally, many consumer clients have experienced interrupted income or unemployment. The pandemic also has resulted in continuing volatility to the global and U.S. financial markets, although intensive relief actions by the U.S. Congress and regulatory agencies intended to mitigate the extent of adverse economic effects have stabilized financial markets and liquidity, including with respect to equity prices and corporate credit spreads for Truist and the banking sector, in comparison to earlier in the year.

As a result of these considerations, Truist performed a qualitative assessment of the goodwill carried by the CB&W, C&CB and IH reporting units for impairment in the third quarter of 2020 to determine whether it was more-likely-than-not that the fair value of one or more of its reporting units was below its respective carrying amount as of period-end. In performing this assessment, Truist considered macroeconomic and market factors, industry and banking sector events, a sensitivity analysis on management’s forecast and assumptions, and Truist specific performance indicators, including any changes from when the Merger closed in December 2019. Despite the adverse economic and still uncertain environment caused by the pandemic, Truist’s third quarter 2020 results reflected profitable performance across each of its reporting units; strong capital and liquidity levels that have facilitated swift actions in support of clients, teammates and communities; and Truist’s affirmation that it remains committed to achieving its Merger value proposition, including targeted net cost saves.

Based on the qualitative assessment performed, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2020, and therefore no triggering event occurred that required a quantitative goodwill impairment test. If economic conditions deteriorate, or the pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of Truist’s reporting units falls below its respective carrying amount, which would require a quantitative goodwill impairment test.

80 Truist Financial Corporation

ACL

Truist's policy is to maintain an ACL, which represents management's best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic variables to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one year period. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to adjust for limitations in modeled results related to the current economic conditions and capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which Truist conducts business.

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

The methodology used to determine an estimate for the RUFC is similar to that used to determine the funded component of the ALLL and is measured over the period there is a contractual obligation to extend credit that is not unconditionally cancellable. The RUFC is adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. A detailed discussion of the methodology used in determining the ACL is included in "Note 1. Basis of Presentation."

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

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Truist Financial Corporation 81

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

The COVID-19 pandemic has severely disrupted almost all economic activity in the U.S. Despite the partial lifting of federal and state shelter-in-place orders, some of which have been renewed, it remains unknown when there will be a return to normal economic activity due to continued significant numbers of new cases, and increased economic stress associated with the pandemic. Truist temporarily limited access to certain offices, limited branches to drive-thru and appointment only, suspended some services and the majority of the Company’s workforce is working remotely, which may increase cybersecurity risks to the Company. Approximately 90% of branches are open and unlocked, or open with controlled access. Truist continues to follow appropriate COVID-19 safety protocols, including proper social distancing. Commercial clients are experiencing varying levels of disruptions or restrictions on their business activity and supply chains, closures of facilities or decreases in demand for their products and services. Consumer clients are experiencing interrupted income or unemployment. Certain industries have been particularly susceptible to the effects of the pandemic, such as hotels, resorts, cruise lines, oil and gas companies, senior and acute care facilities, restaurants, and other sensitive retail businesses, and Truist has outstanding loans to clients in these industries. In addition, in March 2020, Moody’s Investor Services downgraded its outlook on U.S. banks to “negative” from “stable” due in part to the concerns presented by the pandemic. The global financial markets have also experienced significant volatility. The duration of this severe economic disruption and its related financial impact cannot be reasonably estimated at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

82 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Articles of Amendment of the Company with respect to Series R Non-Cumulative Perpetual Preferred Stock filed on July 31, 2020.	Incorporated by reference from Ex. 4.1 of the Company’s Form 8-K filed August 3, 2020.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.

Truist Financial Corporation 83

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	November 2, 2020	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2020	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)
84 Truist Financial Corporation