Form 10-K
period 2020-12-31
TRUIST FINANCIAL CORP
filed 2021-02-24
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At January 31, 2021, the Company had 1,347,198,511 shares of its common stock, $5 par value, outstanding. As of June 30, 2020, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $50.5 billion. Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant's 2021 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

*
For information regarding executive officers, refer to "Executive Officers" in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Nominees for Election as Directors for a One-Year Term Expiring in 2022," "Nominating and Governance Committee Director Nominations," "Ethics at Truist," "Corporate Governance Guidelines," "Audit Committee Report" and "Audit Committee" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation and Human Capital Committee Report on Executive Compensation," "Compensation and Human Capital Committee Interlocks and Insider Participation" and "Compensation of Directors" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

For information regarding the registrant's securities authorized for issuance under equity compensation plans, refer to "Equity Compensation Plan Information" in Part II herein. The other information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Stock Ownership Information" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Director Independence" and "Related Person Transactions" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings "Fees to Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy" in the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
Basel III Rules	Rules issued by the FRB, OCC and FDIC on capital adequacy and liquidity requirements in the U.S for banking organizations.
BB&T	BB&T Corporation and subsidiaries (changed to "Truist Financial Corporation" effective with the Merger)
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company (changed to "Truist Bank" effective with the Merger)
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
Board	Truist's Board of Directors
BU	Business Unit
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFTC	Commodity Futures Trading Commission
CFO	Chief Financial Officer
CET1	Common equity tier 1
CIB	Corporate and Investment Banking
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Company	Truist Financial Corporation and its subsidiaries (interchangeable with "Truist" below), formerly BB&T Corporation
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
DC	Disclosure Committee
DEI	Diversity, Equity & Inclusion
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
EBPCC	Ethics, Business Practices, and Conduct Committee
ECRPMC	Enterprise Credit Risk and Portfolio Management Committee
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERC	Enterprise Risk Committee
ERISA	Employee Retirement Income Security Act of 1974
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial holding company
FHLB	Federal Home Loan Bank
Truist Financial Corporation 1

Term	Definition
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NA	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
OTC	Over-the-counter
OTTI	Other than temporary impairment
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
Peer Group	Financial holding companies included in the industry peer group index
PPP	Paycheck Protection Program, established by the CARES Act
PSU	Performance share units
2 Truist Financial Corporation

Term	Definition
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMO	Risk Management Organization
ROU assets	Right-of-use assets
RSA	Restricted stock award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
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

Truist Financial Corporation 3

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of Truist. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "plans," "projects," "may," "will," "should," "would," "could" and other similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are not based on historical facts but instead represent management's expectations and assumptions regarding Truist's business, the economy and other future conditions. Such statements involve inherent uncertainties, risks and changes in circumstances that are difficult to predict. As such, Truist's actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed under Item 1A-Risk Factors:

•risks and uncertainties relating to the Merger of heritage BB&T and heritage SunTrust, including the ability to successfully integrate the companies or to realize the anticipated benefits of the Merger;
•expenses relating to the Merger and integration of heritage BB&T and heritage SunTrust;
•deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
•the COVID-19 pandemic has disrupted the global economy, adversely impacted Truist's financial condition and results of operations, including through increased expenses, reduced fee income and net interest margin and increases in the allowance for credit losses, and continuation of current conditions could worsen these impacts and also adversely affect Truist's capital and liquidity position or cost of capital, impair the ability of borrowers to repay outstanding loans, cause an outflow of deposits, and impair goodwill or other assets;
•Truist is subject to credit risk by lending or committing to lend money and may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;
•changes in the interest rate environment, including the replacement of LIBOR as an interest rate benchmark and potentially negative interest rates, which could adversely affect Truist's revenue and expenses, the value of assets and obligations, and the availability and cost of capital, cash flows, and liquidity;
•inability to access short-term funding or liquidity, loss of client deposits or changes in Truist's credit ratings, which could increase the cost of funding or limit access to capital markets;
•risk management oversight functions may not identify or address risks adequately, and management may not be able to effectively manage credit risk;
•risks resulting from the extensive use of models in Truist's business, which may impact decisions made by management and regulators;
•failure to execute on strategic or operational plans, including the ability to successfully complete or integrate mergers and acquisitions;
•increased competition, including from new or existing competitors that could have greater financial resources or be subject to different regulatory standards, for products and services offered by non-bank financial technology companies may reduce Truist's client base, cause Truist to lower prices for its products and services in order to maintain market share or otherwise adversely impact Truist's businesses or results of operations;
•failure to maintain or enhance Truist's competitive position with respect to new products, services and technology, whether it fails to anticipate client expectations or because its technological developments fail to perform as desired or do not achieve market acceptance or regulatory approval or for other reasons, may cause Truist to lose market share or incur additional expense;
•negative public opinion, which could damage Truist's reputation;
•increased scrutiny regarding Truist's consumer sales practices, training practices, incentive compensation design and governance;
•regulatory matters, litigation or other legal actions, which may result in, among other things, costs, fines, penalties, restrictions on Truist's business activities, reputational harm, negative publicity or other adverse consequences;
•evolving legislative, accounting and regulatory standards, including with respect to capital and liquidity requirements, and results of regulatory examinations, may adversely affect Truist's financial condition and results of operations;
•the monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on profitability;
•accounting policies and processes require management to make estimates about matters that are uncertain, including the potential write down to goodwill if there is an elongated period of decline in market value for Truist's stock and adverse economic conditions are sustained over a period of time;
•general economic or business conditions, either globally, nationally or regionally, may be less favorable than expected, and instability in global geopolitical matters or volatility in financial markets could result in, among other things, slower deposit or asset growth, a deterioration in credit quality or a reduced demand for credit, insurance or other services;
•risks related to originating and selling mortgages, including repurchase and indemnity demands from purchasers related to representations and warranties on loans sold, which could result in an increase in the amount of losses for loan repurchases;
•risks relating to Truist's role as a loan servicer, including an increase in the scope or costs of the services Truist is required to perform without any corresponding increase in servicing fees, or a breach of Truist’s obligations as servicer;
•Truist's success depends on hiring and retaining key personnel, and if these individuals leave or change roles without effective replacements, Truist's operations and integration activities could be adversely impacted, which could be exacerbated as Truist continues to integrate the management teams of heritage BB&T and heritage SunTrust;
•fraud or misconduct by internal or external parties, which Truist may not be able to prevent, detect or mitigate;
•security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist's teammates and clients, malware intrusion, data corruption attempts, system breaches, cyber attacks and identity theft, could result in the disclosure of confidential information, adversely affect Truist's business or reputation or create significant legal or financial exposure; and
•widespread outages of operational, communication or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism and pandemics), and the effects of climate change could have an adverse effect on Truist's financial condition and results of operations, or lead to material disruption of Truist's operations or the ability or willingness of clients to access Truist's products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by applicable law or regulation, Truist undertakes no obligation to revise or update any forward-looking statements.
4 Truist Financial Corporation

ITEM 1. BUSINESS

Truist is a banking organization headquartered in Charlotte, North Carolina. Truist conducts its business operations primarily through its bank subsidiary, Truist Bank, and other nonbank subsidiaries.

Merger with SunTrust

The Company completed its Merger with SunTrust on December 6, 2019. Refer to "Note 2. Business Combinations" for additional details related to the Merger.

Operating Subsidiaries

Truist Bank, Truist's largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank provides a wide range of banking and trust services for clients through 2,781 offices as of December 31, 2020 and its digital platform.

Services

Truist's subsidiaries offer commercial and consumer clients a full array of products and services to meet their financial needs.

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
Investment banking services
Leasing
Merchant services
Mortgage warehouse lending
Treasury and payment solutions
Private equity investments
Real estate lending
Supply chain financing

Truist Financial Corporation 5

Market Area

The following table reflects Truist's deposit market share and branch locations by state:

Table 2: Deposit Market Share and Branch Locations by State
	% of Truist’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
Florida	23%	3rd	637
Georgia	16	1st	325
Virginia	15	2nd	406
North Carolina (1)	15	1st	371
Maryland	7	3rd	232
Tennessee	5	4th	145
Pennsylvania	5	8th	180
South Carolina	4	3rd	128
Texas	2	17th	103
West Virginia	2	1st	52
Kentucky	2	4th	73
Washington, D.C.	2	4th	28
Alabama	1	6th	70
New Jersey	1	19th	23
Other states	NA	NA	8
(1)Excludes home office deposits.
(2)Source: FDIC.gov data as of June 30, 2020.
(3)As of December 31, 2020.

Management believes that Truist's community bank approach to providing client service is a competitive advantage that strengthens the Company's ability to effectively provide financial products and services to businesses and individuals in its markets. In addition, management has made significant investments in recent years to develop its digital platform and believes that its mobile and online applications are highly competitive in meeting clients' expectations.

Competition

The financial services industry is intensely competitive and constantly evolving. Legislative, regulatory, economic, and technological changes as well as continued consolidation within the industry could result in competition from new and existing market participants. Truist's subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies, financial technology companies and insurance companies. The ability of non-banking entities, including financial technology companies, to provide services previously limited to commercial banks has increased competition. Non-banking entities are not subject to the same regulatory framework as banks and BHCs, and therefore, can often operate with greater flexibility and lower costs. In addition, the ability to access and use technology is an increasingly significant competitive factor in the financial services industry. Having the right technology is a critically important component to client satisfaction because it affects the Company’s ability to deliver the products and services that clients desire in a manner that they find convenient and attractive. Management believes that the Company is well positioned to compete and that its continued focus on touch and technology will engender trust among its current and future clients. For additional information concerning markets, Truist's competitive position and business strategies, see "Market Area" above and "General Business Development" in the discussion that follows.

General Business Development

Truist seeks to satisfy all of its clients' financial needs, enabling the Company to grow and diversify its sources of revenue and profitability. Truist's long-term strategy encompasses both organic and inorganic growth, including mergers or acquisitions of complimentary financial institutions or other businesses.

Merger and Acquisition Strategy

Truist's merger and acquisition strategy focuses on meeting the following criteria:

•the organization must be a good fit with Truist's culture;
•the merger or acquisition must be strategically attractive;
•associated risks must be identified and mitigation plans put in place, such that any residual risks fall within Truist's risk appetite; and
•the transaction must meet Truist's financial criteria.

6 Truist Financial Corporation

Truist's growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Truist will assess future opportunities, based on geography and market conditions and may, among other possibilities, pursue economically advantageous acquisitions of insurance agencies, certain lending businesses and fee income generating financial services businesses.

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

Banking and other financial services statutes regulations and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Truist and its subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to Truist, including changes in their interpretation or implementation, could have a material effect on its business or organization.

The scope of the laws and regulations, and the intensity of the supervision to which Truist is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Truist expects that its business will remain subject to extensive regulation and supervision.

The descriptions below summarize certain significant federal and state laws to which Truist is subject. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. They do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions.

General

As a BHC, Truist is subject to regulation under the BHCA and to regulation, examination and supervision by the FRB. Truist Bank, a North Carolina state-chartered commercial bank that is not a member of the Federal Reserve System, is subject to regulation, supervision and examination by the NCCOB and the FDIC. Truist Bank and its affiliates are also subject to examination by the CFPB for compliance with most federal consumer financial protection laws.

Truist and certain of its subsidiaries and affiliates, including those that engage in derivatives transactions, securities underwriting, market making, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations, as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, CFTC, FINRA and the NYSE. Truist Bank is also subject to additional state and federal laws, as well as various compliance regulations, that govern its activities, the investments it makes, and the aggregate amount of loans that may be granted to one borrower.

Examinations by Truist's regulators consider not only compliance with applicable laws, regulations and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity and various other factors. Following those examinations, Truist and Truist Bank are assigned supervisory ratings. This supervisory framework, including the examination reports and supervisory ratings, which are considered confidential supervisory information, could materially impact the conduct, growth and profitability of Truist's operations.

Under the FRB's Large Financial Institution Rating System, component ratings are assigned for capital planning, liquidity risk management, and governance and controls. To be considered "well managed" under this rating system, a firm must be rated "broadly meets expectations" or "conditionally meets expectations" for each of its three component ratings.

The results of examinations by any of Truist's federal bank regulators potentially can result in the imposition of significant limitations on Truist's activities and growth. These regulatory agencies generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity, including the imposition of substantial monetary penalties and nonmonetary requirements against a regulated entity where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable law or regulations, are conducted in an unsafe or unsound manner, or represent an unfair or deceptive act or practice.

Truist Financial Corporation 7

FHC Regulation

Truist has elected to be treated as a FHC, which allows it to engage in a broader range of activities than would otherwise be permissible for a BHC, including activities that are financial in nature or incidental thereto, such as securities underwriting or merchant banking. In order to maintain its status as a FHC, Truist and its affiliated IDI must be well-capitalized and well-managed and Truist Bank must have at least a satisfactory CRA rating. If the FRB determines that a FHC is not well-capitalized or well-managed, the FRB may impose corrective capital and managerial requirements on the FHC, and may place limitations on its ability to conduct certain business activities that FHCs are generally permitted to conduct and its ability to make certain acquisitions. If the failure to meet these standards persists, a FHC may be required to divest its IDI subsidiaries, or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of a FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.

Enhanced Prudential Standards and Regulatory Tailoring Rules

Certain U.S. BHCs, including Truist, are subject to enhanced prudential standards. As such, Truist is subject to more stringent liquidity and capital requirements, leverage limits, stress testing, resolution planning and risk management standards than those applicable to smaller institutions. Certain larger banking organizations are subject to additional enhanced prudential standards. Truist became subject to the FRB's single-counterparty credit limit rule as of July 1, 2020, and is subject to a limit of 25% of Tier 1 capital for aggregate net credit exposures, including exposure resulting from, among other transactions, extensions of credit, repurchase and reverse repurchase transactions, investments in securities and derivative transactions, to any other unaffiliated counterparty.

Under the Tailoring Rules, Truist is subject to the standards applicable to Category III banking organizations, which generally include bank holding companies with greater than $250 billion, but less than $700 billion, in total consolidated assets and less than $75 billion in certain risk-related exposures.

Resolution Planning

As a Category III banking organization, Truist will be required to submit a resolution plan every three years, with the first resolution plan under the new rule to be submitted by September 29, 2021. Later resolution plans under this rule will alternate between full resolution plans and targeted resolution plans. The FRB and the FDIC must review and evaluate Truist's resolution plan. The FRB and FDIC are authorized to impose restrictions on growth and activities or operations if the agencies determine that a resolution plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code, and could require the banking organization to divest assets or take other actions if it did not submit an acceptable resolution plan within two years after any such restrictions were imposed.

In addition, Truist Bank is required by an FDIC regulation to file a separate bank level resolution plan. In April 2019, the FDIC issued an advanced notice of proposed rulemaking that would modify the content and frequency of resolution planning requirements for systemically important IDIs. While this proposal did not include specific details regarding the content or frequency of future bank level resolution planning requirements, the FDIC indicated that the revised approach would establish tiered resolution planning requirements based on the size, complexity and other factors of applicable IDIs. On January 19, 2021 the FDIC lifted a moratorium from November 2018 that delayed the next round of submissions of resolution plans for IDIs until this rulemaking process has been completed. The FDIC has indicated that firms will not be required to submit a resolution plan without at least 12 months advance notice. As Truist Bank has not received any written notice regarding its next resolution plan submission it does not currently have an anticipated submission date for a resolution plan.

Capital Requirements

Truist and Truist Bank are subject to certain risk-based capital and leverage ratio requirements established by the FRB, for Truist, and by the FDIC, for Truist Bank. These requirements are based on the capital framework developed by the BCBS for strengthening the regulation, supervision and risk management of banks under Basel III rules, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FRB and FDIC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Truist's operations or financial condition. Failure to be well capitalized or to meet minimum capital requirements could also result in restrictions on Truist's or Truist Bank's ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.

8 Truist Financial Corporation

In October 2019, the federal banking regulators adopted rules that revised the criteria for determining the applicability of regulatory capital and liquidity requirements for large United States banking organizations, including Truist and Truist Bank, and that tailored the application of the FRB's enhanced prudential standards to large banking organizations. Under these rules, Truist and Truist Bank are subject to the standards applicable to "Category III" banking organizations.

Under the regulatory capital rules, Truist's and Truist Bank's assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions' risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Truist and Truist Bank:

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

In March 2020, the FRB adopted a final rule that integrates its annual capital planning and stress testing requirements with existing regulatory capital requirements. For risk-based capital requirements for certain large BHCs, including Truist, the SCB replaced the capital conservation buffer, which was required in order to avoid limitations on capital distributions, including dividends and repurchases of any Tier 1 capital instrument, such as common and qualifying preferred stock, and certain discretionary incentive compensation payments. The capital conservation buffer was 2.5% through September 30, 2020. Beginning in the 2020 CCAR cycle, the FRB will notify Truist of its SCB requirements, which is equal to the greater of (i) the difference between its starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of Truist's planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. The FRB assigned Truist an SCB of 2.7%, which is effective from October 1, 2020 through September 30, 2021. Although the final rule continues to require that the firm describe its planned capital distributions in its CCAR capital plan, Truist is no longer required to seek prior approval if it makes capital distributions in excess of those included in its CCAR capital plan. Instead, Truist is subject to automatic distribution limitations if its capital ratios fall below its buffer requirements, which include the SCB.

For certain large banking organizations, the SCB could be supplemented by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer is currently set at zero. An FRB policy statement establishes the framework and factors the FRB would use in setting and adjusting the amount of the countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the FRB determines to establish an earlier effective date. If the full countercyclical buffer amount is implemented, Truist would be required to maintain a CET1 capital ratio of at least 9.7%, a Tier 1 capital ratio of at least 11.2%, and a Total capital ratio of at least 13.2%, and Truist Bank would be required to maintain a CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11%, and a Total capital ratio of at least 13%, to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

Certain large banking organizations with trading assets and liabilities above certain thresholds, including Truist, are subject to the Market Risk Rule and must adjust their risk-based capital ratios to reflect the market risk of their trading activities. Refer to the "Market Risk" section of the MD&A for additional disclosures related to market risk management.

In addition, Truist and Truist Bank are subject to a Tier 1 leverage ratio, equal to the ratio of Tier 1 capital to quarterly average assets, net of goodwill, certain other intangible assets, and certain other deductions. Category III banking organizations are also subject to a minimum 3.0% supplementary leverage ratio. The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure, which takes into account on-balance sheet assets as well as certain off-balance sheet items, including loan commitments and potential future exposure of derivative contracts.

In response to the COVID-19 pandemic, the FRB adopted an interim final rule that temporarily changes the supplementary leverage ratio to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of a firm's leverage exposure. The interim final rule applies to BHCs. The interim final rule became effective April 1, 2020 and will remain in effect through March 31, 2021. While a similar rule providing relief to IDIs was issued, Truist Bank has elected not to take advantage of this provision for Truist Bank.

Truist Financial Corporation 9

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

The following table presents the minimum regulatory capital ratios, well-capitalized minimums, and minimum ratio plus the SCB or capital conservation buffer, as applicable:

Table 3: Capital Requirements Under Basel III Rules
	Minimum Capital	Well Capitalized (1)	Minimum Capital Plus Applicable Buffer (2)
CET1 risk-based capital ratio:
Truist	4.5%	NA	7.2%
Truist Bank	4.5	6.5%	7.0
Tier 1 risk-based capital ratio:
Truist	6.0	6.0	8.7
Truist Bank	6.0	8.0	8.5
Total risk-based capital ratio:
Truist	8.0	10.0	10.7
Truist Bank	8.0	10.0	10.5
Leverage ratio:
Truist	4.0	NA	NA
Truist Bank	4.0	5.0	NA
Supplementary leverage ratio:
Truist	3.0	NA	NA
Truist Bank	3.0	NA	NA
(1)Reflects the well-capitalized standard applicable to Truist under FRB regulations and the well-capitalized standard applicable to Truist Bank.
(2)Reflects a SCB of 270 basis points for Truist and a capital conservation buffer of 250 basis points for Truist Bank.

In 2020, the U.S. banking agencies adopted a final rule that permits banking organizations that implement CECL before the end of 2020 to elect to follow the three-year transition available under the prior rule or a new five-year transition to phase in the effects of CECL on regulatory capital. Under the five-year transition, the banking organization would defer for two years 100% of the day-one effect of adopting CECL and 25% of the cumulative increase in the allowance for credit losses since adoption of CECL. Following the first two years, the electing organization will phase out the aggregate capital effects over the next three years consistent with the transition in the original three-year transition rule. Truist has elected to use the five-year transition to phase in the impacts of CECL on regulatory capital.

The U.S. banking agencies have adopted a final rule altering the definition of eligible retained income. Under the final rule, eligible retained income is the greater of a firm's (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. This definition applies with respect to all of Truist's capital requirements.

Capital Planning and Stress Testing Requirements

In addition to the regulatory capital requirements, under the FRB's CCAR process, Truist must submit an annual capital plan to the FRB that reflects its projected financial performance under hypothetical macro-economic scenarios, including a supervisory severely adverse scenario provided by the FRB.

The FRB's CCAR framework and the Dodd-Frank Act stress testing framework also require BHCs subject to Category III standards, such as Truist, to conduct company-run stress tests and subject them to supervisory stress tests conducted by the FRB. The company-run stress tests employ stress scenarios provided by the FRB and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distribution assumptions across large U.S. BHCs. In addition, Truist is required to conduct annual stress tests using internally-developed scenarios intended to stress the unique risk profile of the institution. The FRB also conducts CCAR and Dodd-Frank Act supervisory stress tests employing internal supervisory models on the supervisory stress scenarios. As a Category III banking organization, Truist is subject to supervisory stress testing on an annual basis and company-run stress testing on a biennial basis.

10 Truist Financial Corporation

Starting in the third quarter of 2020, following the release of its annual stress testing and due to the ongoing economic uncertainty resulting from the COVID-19 pandemic, the FRB required certain large banking organizations, including Truist, to suspend share repurchases, cap common dividends per share to the amount paid in the second quarter, and further limit dividends according to a formula based on recent income. The FRB also required all large banks to resubmit and update their capital plans based on instructions and scenarios provided by the FRB. In December 2020, following a second round of stress testing based on the required capital plan resubmissions, the FRB modified these restrictions for the first quarter of 2021 to permit share repurchases and dividends according to a formula based on the average of the firm's net income for the four preceding calendar quarters. The FRB has not yet announced whether they intend to return to the SCB framework for purposes of capital distributions beginning in second quarter of 2021.

Truist is required to submit its next capital plan and the results of its own stress tests to the FRB by April 5, 2021. The FRB is required to announce the results of its supervisory stress tests by June 30, 2021.

In addition to the CCAR stress testing for Truist, Truist Bank conducts annual company-run stress tests.

Liquidity Requirements

Certain BHCs and their bank subsidiaries, including Truist and Truist Bank, are subject to a minimum LCR. The LCR is designed to ensure that BHCs have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days.

Truist also is subject to FRB rules that require certain large BHCs to conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC's 30-day liquidity stress test, and maintain a contingency funding plan that meets certain requirements.

Effective July 2021, Truist will be subject to final rules implementing the NSFR, which is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. The NSFR, calculated as the ratio of available stable funding to required stable funding, must exceed 1.0x. Available stable funding represents a weighted measure of a company's funding sources over a one-year time horizon, calculated by applying standardized weightings to the company's equity and liabilities based on their expected stability. Required Stable Funding is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III banking organization, Truist and Truist Bank are subject to an NSFR requirement equal to 85% of the full requirement.

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

The Parent Company's ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC's net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. In addition, the Parent Company's ability to make capital distributions, including paying dividends and repurchasing capital securities, is subject to the FRB's automatic restrictions on capital distributions under the FRB's capital rules. Truist's risk-based capital and leverage ratio requirements are discussed below in the "U.S. Basel III Capital Rules" section.

North Carolina law provides that, as long as a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

For additional information regarding limitations on dividends resulting from the 2020 CCAR process, refer to "Capital Planning and Stress Testing Requirements" above.

Truist Financial Corporation 11

Prompt Corrective Action

The federal banking agencies are required to take "prompt corrective action" with respect to financial institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To be considered "well-capitalized," an IDI must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The regulations apply only to banks and not to BHCs. However, the FRB is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the BHC would be required to guarantee the performance of the undercapitalized subsidiary's capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

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

Transactions with Affiliates

There are various legal restrictions on the extent to which Truist and its non-bank subsidiaries may borrow or otherwise engage in certain types of transactions with Truist Bank. Under the Federal Reserve Act and FRB regulations, Truist Bank and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit, purchases of assets, and certain other transactions involving its non-bank affiliates. In addition, transactions between Truist Bank and its non-bank affiliates are required to be on arm's length terms and must be consistent with standards of safety and soundness.

Acquisitions

Truist is subject to numerous laws that may require regulatory approval for acquisitions. For example, under the BHCA, a BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any BHC or bank or merge or consolidate with another BHC without the prior approval of the FRB. The BHCA and other federal laws enumerate the factors the FRB must consider when reviewing the merger of BHCs, the acquisition of banks or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the United States; the organizations' compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the IDIs involved in the transaction.

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

12 Truist Financial Corporation

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

Banking regulators also have broad supervisory and enforcement powers over Truist Bank, including the power to impose confidential supervisory actions, fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of Truist Bank for the benefit of depositors and other creditors. The NCCOB also has the authority to take possession of a North Carolina state bank in certain circumstances, including when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30% due to significant growth in industry deposits during the first half of 2020. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC's restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including Truist Bank, if the DIF reserve ratio is not restored as projected.

Consumer Protection Laws and Regulations

In connection with its lending and leasing activities, Truist Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. The CFPB examines Truist and Truist Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student and other consumer loans, and other consumer financial products and services offered. The federal consumer financial protection laws that are subject to the CFPB's supervision and enforcement powers include, among others, the Truth in Lending Act, Truth in Savings Act, HMDA, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collections Practices Act, Equal Credit Opportunity Act and Fair Housing Act. The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive, and to impose new disclosure requirements for any consumer financial product or service.

The CFPB may issue regulations that impact products and services offered by Truist or Truist Bank. The regulations could reduce the fees that Truist receives, alter the way Truist provides its products and services, or expose Truist to greater risk of private litigation or regulatory enforcement action.

During November 2019, SunTrust Bank entered into a consent order with the FRB, relating to certain identified legacy compliance issues, and providing certain remediation actions and the verification of such actions regarding the identified issues. Truist Bank, as successor to SunTrust Bank, has committed to comply with the obligations in the order. Compliance with the order's obligations is currently being assessed by the FDIC.

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

Truist Financial Corporation 13

BSA/AML and Sanctions

Truist is subject to a number of anti-money laundering laws and regulations as a result of being a financial company headquartered in the United States. AML requirements are primarily derived from the Bank Secrecy Act, as amended by the Patriot Act. These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists' ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Financial institutions are also required to verify their customers' identity, verify the identity of beneficial owners of legal entity customers, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. Failure to comply with applicable laws and regulations or maintain adequate AML related controls can lead to significant monetary penalties and reputational damage.

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

On January 1, 2021, the U.S. Congress enacted the Anti-Money Laundering Act of 2020, which seeks to modernize the anti-money laundering and countering the financing of terrorism framework in the United States, by enhancing analytical capabilities of and improving coordination among law enforcement agencies. The act also seeks to streamline the currency transaction report and suspicious activity report requirements of the Bank Secrecy Act. The act directs the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury, to establish a national beneficial ownership reporting framework that requires non-exempt U.S. companies and companies doing business in the U.S. to disclose information about their beneficial ownership at the time of incorporation and subsequently when changes occur. In addition to being available to law enforcement, information maintained in the database would be available to financial institutions in support of their customer due diligence requirements. The act will be implemented through various regulations, reports, and assessments by the various financial regulators, which have not yet been proposed. The impact of such regulations on Truist will depend on the final requirements.

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

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary's policies and procedures.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act which went into effect on January 1, 2020. Truist has undertaken significant efforts to comply with these laws and continues to assess their requirements and applicability to Truist. These laws and proposed legislation are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with the Company's understanding. California voters also recently passed the California Privacy Rights Act, which will take effect on January 1, 2023, and significantly modifies the California Consumer Privacy Act, including by imposing additional obligations on covered companies and expanding California consumers' rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring Truist to incur additional costs and expenses in an effort to comply.

In addition, the promulgation in 2017 of the New York Department of Financial Services Cybersecurity Regulation and the National Association of Insurance Commissioners Insurance Data Security Model Law are driving significant cybersecurity compliance activities for Truist. Both of these regulations include phased compliance periods as well as attestation of compliance by Truist.

14 Truist Financial Corporation

Like other lenders, Truist Bank uses credit bureau data in its underwriting activities. The Fair Credit Reporting Act regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Truist Bank.

In addition, in December 2020, the FRB, OCC and FDIC issued a notice of proposed rulemaking that, among other things, would require a banking organization to notify its primary federal regulators within 36 hours after identifying a "computer-security incident" that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S.

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

Volcker Rule

Truist is prohibited under the Volcker Rule from (i) engaging in proprietary trading activities, and (ii) having certain ownership interests in and relationships with covered private funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including Truist and its affiliates. The Volcker Rule regulations contain exemptions or exclusions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose significant compliance obligations on banking entities. Truist has put in place the compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in illiquid funds.

In June 2020, the regulatory agencies charged with implementing the Volcker Rule finalized amendments to the Volcker Rule's restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These requirements are not expected to have a material impact on Truist's consolidated financial position, results of operations or cash flows.

Regulatory Regime for Swaps

The Dodd-Frank Act established a comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital adequacy, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers and security-based swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. Truist Bank provisionally registered with the CFTC as a swap dealer, subjecting Truist Bank to requirements under the CFTC's regulatory regime, including trade reporting and record keeping requirements, margin requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC. Truist Bank expects to register with the SEC as a security-based swap dealer in 2021. Such registration will subject Truist Bank's security-based swaps business to requirements that are similar to the CFTC rules applicable to swap dealers, including trade reporting, business conduct standards, recordkeeping, margin, and potentially mandatory clearing and exchange trading requirements.

Truist Financial Corporation 15

Truist Bank's uncleared swaps and security-based swaps are subject to variation margin and initial margin requirements. The variation margin requirements are currently in effect and the initial margin requirements are phasing in over a period of six years and will be fully phased-in on September 1, 2022, depending on the level of derivatives activity of the swap dealer and the relevant counterparty. Truist Bank's derivatives business involving uncleared swaps is expected to become subject to initial margin requirements established by the U.S. prudential regulators, which may subject Truist Bank to initial margin requirements that exceed current market practice.

Broker-Dealer and Investment Adviser Regulation

Truist's broker-dealer and investment adviser subsidiaries are subject to regulation by the SEC. FINRA is the primary self-regulatory organization for Truist's registered broker-dealer and investment adviser subsidiaries. Truist's broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect Truist's ability to expeditiously issue new securities into the capital markets. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history and supervisory concerns.

In June 2019, the SEC finalized Regulation Best Interest, which imposes a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers. In addition, the SEC finalized a new summary disclosure form that broker-dealers and investment advisers must provide to retail customers. Truist's broker-dealer and investment adviser subsidiaries were required to comply with these requirements, as applicable, as of June 2020.

FDIC Recordkeeping Requirements

To facilitate prompt payment of FDIC-insured deposits when large IDIs fail, FDIC rules require IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity. Compliance with the rule was originally required by April 1, 2020. In July 2019, the FDIC amended the rules related to recordkeeping requirements and timely deposit insurance determination to allow covered IDIs an optional one-year extension, which Truist elected, of the original compliance deadline to April 1, 2021.

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

The CARES Act

The CARES Act was signed into law on March 27, 2020 and subsequently has been amended several times, including by the Consolidated Appropriations Act, 2021. Among other provisions the CARES Act includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of loans. One of the key CARES Act programs is the PPP. PPP loans are available to a broader range of entities than ordinary Small Business Administration loans, require deferral of principal and interest repayment, and the loan may be forgiven. The PPP was recently expanded to permit a second round of funding, including for certain borrowers who have already received a PPP loan, subject to certain conditions. On February 22, 2021, changes were made to the PPP program to establish a 14-day exclusive application period beginning on February 24, 2021, for businesses and nonprofits with fewer than 20 employees. This is intended to give lenders and community partners more time to work with the smallest businesses, while also ensuring that larger PPP-eligible businesses still have time to apply and receive support prior to the program expiration on March 31, 2021.

16 Truist Financial Corporation

The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency. FNMA, FHLMC, FHA and VA have continued to extend their moratorium on foreclosures and evictions for single-family federally backed mortgages well into 2021.

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

In addition to authorizing several programs to provide loans, guarantees and other investments in support of eligible organizations, states and municipalities affected by the economic effects of the COVID-19 pandemic, the CARES Act also includes several measures that temporarily adjust existing laws or regulations. The CARES Act also provides financial institutions with the option to suspend certain GAAP requirements for coronavirus-related loan modifications that would otherwise constitute troubled debt restructurings and further requires the federal banking agencies to defer to financial institutions' determinations in making such suspensions. Refer to "Note 1. Basis of Presentation" for Truist's policy related to COVID-19 loan modifications.

FRB Actions

The FRB took a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB also encouraged depository institutions to borrow from the discount window and lowered the primary credit rate for such borrowing by 150 basis points and extended the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.

In addition, the FRB established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the FRB took steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.

FRB facilities and programs that remain active include:
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

FRB facilities and programs that expired as of December 31, 2020 included:

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
•a Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities; and
•a Municipal Liquidity Facility to purchase bonds directly from U.S. state, city and county issuers

Human Capital

Truist believes it is crucial to attract and retain top talent who can further Truist's purpose, mission and values. To facilitate talent attraction and retention, Truist aims to provide teammates a diverse, inclusive and safe workplace that affords them opportunities to grow and develop in their careers.

Truist's Compensation and Human Capital Committee provides input on talent management strategy for Truist and oversees the design and administration of material incentive compensation arrangements, as well as other human capital matters, including teammate diversity and inclusion, teammate engagement, and well-being initiatives.

Truist Financial Corporation 17

Truist's Enterprise Ethics Risk Office partners with a broad group of internal stakeholders to set standards for teammate conduct and facilitate the timely intake and routing of teammate concerns for review. As part of that effort, the team seeks to identify trends reflecting on organizational culture and/or operational challenges and to develop solutions. The results of these efforts are regularly shared with Truist's Executive-Level Ethics, Business Practices, and Conduct Committee and its Board of Directors.

The following table presents a summary of teammates as of December 31, 2020:

Table 4: Teammate Summary
	# of Teammates	% of Population
Full-Time	52,294	95.1%
Part-Time	2,688	4.9
Total	54,982	100.0%

Leveraging a skilled contingent workforce is an important part of Truist's overall workforce strategy. It has enabled Truist the ability to drive process and system integrations during the Merger period while continuing to deliver on Truist's core purpose.

Diversity, Equity & Inclusion

Truist's commitment to DEI is deeply rooted in the Company's purpose to inspire and build better lives and communities. Ensuring Truist attracts, develops, and retains diverse, talented, and caring people in the industry is critical to the Company's overall success. To deliver on Truist's DEI goals, Truist created a dedicated DEI Office, specifically focused on attracting and advancing diverse representation at key levels of the Company, embedding DEI in all Truist's business strategies and hiring and investing in diverse communities. The DEI Office partners with groups across Truist to develop tools, resources, and programs to positively influence the societal impact of clients, teammates, communities and stakeholders.

Truist recognizes that ethnically diverse talent have historically been underrepresented in leadership positions at financial services companies. To emphasize Truist's commitment to advancing diversity, the Company committed to increasing its racially and ethnically diverse teammates among senior leadership positions to 15%.

The following tables presents a summary of diversity statistics as of December 31, 2019:

Table 5: Teammate Diversity (1)
	Women	People of Color
Board of Directors	31.8%	18.2%
Executive Leadership & senior leaders	22.1	11.8
First / mid-level managers	54.1	24.7
Professionals	50.4	33.2
All others	76.9	40.9
All teammates	64.4	35.6
(1)Source: EEO-1 data as of December 31, 2019. All others is a combination of sales workers and administrative support EEO-1 job categories.

Talent Development

Truist teammates have access to extensive programs and benefits for career advancement. Teammates can partner with a certified coach to help them focus, create clear goals and stay accountable to achieving those goals. Truist also provides tuition assistance so teammates can continue formal education by seeking degrees that align with career goals.

In addition to career development opportunities, Truist provides a differentiated learning experience to new and existing teammates, including formal onboarding training to prepare new teammates through learning content libraries for individual development needs. Truist provides a wide range of forums for learning that include relevant current trends and emerging skills in the marketplace.

Truist also has a Leadership Institute, a uniquely qualified leadership development center that creates dynamic leaders and increases teammate retention. Truist strives to succeed in maximizing the potential in every individual and instilling values and behaviors that create a strong culture of leadership. The Truist Leadership Institute combines expert psychological insight with lessons learned throughout its 60-year history of leadership development. This foundation has allowed Truist to provide teammates throughout the Company with the knowledge and skills to maximize performance.

18 Truist Financial Corporation

Health, Safety, and Wellness and COVID-19

The health and safety of teammates are paramount and they have guided Truist's responses to the COVID-19 crisis. In a shift of operations, Truist enabled the majority of its workforce to work remotely, moved call centers to work-from-home status, provided teammates with the technology and resources to continue working, and enhanced cybersecurity. For teammates who needed to work in branches and offices, Truist implemented new cleaning routines, social distancing procedures, and wellness and hygiene measures. In 2020 Truist provided all teammates with resources to support their physical and mental well-being during this time.

Website Access to Truist's Filings with the SEC

Truist's electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost on the Company's Investor Relations website, IR.Truist.com, as soon as reasonably practicable after Truist files such material with, or furnishes it to, the SEC. Truist's SEC filings are also available through the SEC's website at sec.gov.

Corporate Governance

Information with respect to Truist's Board of Directors, Executive Officers and corporate governance policies and principles is presented on Truist's Investor Relations website, IR.Truist.com. Specifically, the Company makes available on its Investor Relations website, under the heading "Governance & Responsibility" (i) its codes of ethics for the Board, senior financial officers, and teammates, (ii) its Corporate Governance Guidelines, and (iii) the charters of the Company's Board committees. If the Company makes changes in, or provides waivers from, the provisions of any of its codes of ethics that the SEC requires it to disclose, the Company intends to disclose these events in the "Governance & Responsibility" section of its Investor Relations website.
Truist Financial Corporation 19

Executive Officers

Executive Officer	Recent Work Experience	Years of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009.	48	72
Chairman and Chief Executive Officer
William H. Rogers, Jr.	President and Chief Operating Officer since December 2019. Previously SunTrust Chairman and Chief Executive Officer since January 2012.	40*	63
President and Chief Operating Officer
Daryl N. Bible	Chief Financial Officer since January 2009.	13	59
Senior Executive Vice President and Chief Financial Officer
Scott Case	Chief Information Officer since December 2019. Previously SunTrust Chief Information Officer since February 2018. Chief Information Officer at Ciox Health from 2017 to 2018. Chief Technology Officer of SunTrust Consumer Segment from 2015 to 2017.	5*	50
Senior Executive Vice President and Chief Information Officer
Hugh S. (Beau) Cummins, III	Head of the Corporate and Institutional Group since December 2019. Previously SunTrust Co-Chief Operating Officer and Wholesale Segment Executive since February 2018. SunTrust Corporate Executive Vice President and Wholesale Segment Executive from 2017 to February 2018. SunTrust Commercial and Business Banking Executive from 2013 to 2017.	15*	58
Senior Executive Vice President and Head of the Corporate and Institutional Group
Ellen M. Fitzsimmons	Chief Legal Officer and Head of Enterprise Diversity since December 2019. Previously SunTrust General Counsel and Corporate Secretary since January 2018. General Counsel and Corporate Secretary of CSX Corporation from 2003 to 2017.	3*	60
Senior Executive Vice President and Chief Legal Officer and Head of Enterprise Diversity
Christopher L. Henson	Head of Banking and Insurance since December 2019. President from December 2016 to December 2019 and Chief Operating Officer from January 2009 to December 2019.	36	59
Senior Executive Vice President and Head of Banking and Insurance
Michael B. Maguire	Head of National Consumer Finance and Payments since December 2019. Previously SunTrust Enterprise Partnerships and Investments Executive.	18*	42
Senior Executive Vice President and Head of National Consumer Finance & Payments
Kimberly Moore-Wright,	Chief Human Resources Officer since December 2019. Director of Marketing and Digital Sales from January 2016 to November 2019. Director of Retail and Commercial Marketing Strategy from January 2012 to December 2015.	25	47
Senior Executive Vice President and Chief Human Resources Officer
Brant J. Standridge	Head of Retail Community Banking since December 2019. President, Retail Banking since January 2018. Lending Group Manager from August 2016 to December 2017. Regional President in Texas from January 2015 to August 2016.	22	45
Senior Executive Vice President and President, Retail Banking
Clarke R. Starnes III	Chief Risk Officer since July 2009.	38	61
Senior Executive Vice President and Chief Risk Officer
Joseph M. Thompson	Head of Truist Wealth since December 2019. Previously SunTrust Head of Private Wealth Management since August 2014.	27*	54
Senior Executive Vice President and Head of Truist Wealth
David H. Weaver	Head of Commercial Community Banking since December 2019. President, Community Banking since December 2016. Community Banking Group Executive from 2010 to December 2016.	25	54
Senior Executive Vice President and Head of Commercial Community Banking
Dontá L. Wilson	Chief Digital and Client Experience Officer since November 2018. Chief Client Experience Officer since August 2016. Regional President in Georgia from December 2014 to July 2016.	22	44
Senior Executive Vice President and Chief Digital and Client Experience Officer
*Reflects combined years of services at Truist and SunTrust.
20 Truist Financial Corporation

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Merger-Related Risks
•Truist may not be able to successfully integrate the companies or to realize the anticipated benefits of the Merger.
•Truist will continue to incur substantial expenses related to the Merger and the integration.
COVID-19 Risks
•The effects of COVID-19 have adversely impacted, and will likely continue to adversely impact, the Company's financial condition and results of operations.
Market Risks
•Changes in interest rates could adversely affect revenue and expenses, the value of assets and liabilities, as well as the availability and cost of capital, cash flows and liquidity.
•The monetary and fiscal policies of the federal government and its agencies could have a material adverse effect on profitability.
•Financial results, lending or other business activities could be materially affected by a deterioration of economic conditions.
•Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company's operations, earnings and financial condition.
•The replacement of LIBOR could adversely affect Truist's profitability and financial condition.
Credit Risks
•The Company is subject to credit risk by lending or committing to lend money, or entering into a letter of credit or other types of contracts with counterparties.
•The Company may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral.
Liquidity Risks
•Truist's liquidity could be impaired by an inability to access short-term funding or an unforeseen outflow of cash.
•Loss of deposits or a change in deposit mix could increase Truist's funding costs.
•Truist relies on the mortgage secondary market and GSEs for some of the Company's liquidity.
•Any reduction in the Company's credit rating could increase the cost of the Company's funding from the capital markets.
•The Parent Company has less access to funding sources and its liquidity could be constrained if the Bank becomes unable to pay dividends during a time of stress.
Compliance Risks
•Truist is subject to extensive and evolving government regulation and supervision, which could increase the cost of doing business, limit Truist's ability to make investments and generate revenue and lead to costly enforcement actions.
•Truist is subject to regulatory capital and liquidity standards that affect the Company's business, operations and ability to pay dividends or otherwise return capital to shareholders.
•Truist is subject to certain risks related to originating and selling mortgages and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers.
•Truist faces risks as a servicer of loans.
Strategic Risks
•Truist may face the risk of financial loss or negative impact resulting from ineffective strategy setting and execution, adverse business decisions, or lack of responsiveness to changes in the external environment.
•Competition may reduce Truist's client base or cause Truist to modify pricing for products and services in order to maintain market share.
•Truist may not be able to complete future mergers or acquisitions.
•Truist has businesses other than banking that are subject to a variety of risks.
Reputational Risks
•Negative public opinion could damage the Company's reputation and adversely impact business and revenues.
•Scrutiny of the Company's sales, training and incentive compensation practices could damage the Company’s reputation and adversely impact business and revenues.
Operational Risks
•Litigation may adversely affect the Company's results.
•The Company may incur fines, penalties and other negative consequences from regulatory violations, including inadvertent or unintentional violations.
•Truist relies on other companies to provide key components of the Company's business infrastructure.
•Truist depends on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.
Truist Financial Corporation 21

•The Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company's ability to implement business strategies.
•The Company's framework for managing risks may not be effective.
•There are risks resulting from the extensive use of models in Truist's business, which may impact decisions made by Management and regulators.
•The Company is at risk of increased losses from fraud.
•The Company's operational or security systems or infrastructure or those of third parties, could fail or be breached, which could disrupt the Company's business and adversely impact the Company's results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
•Natural disasters and other catastrophic events could have a material adverse impact on the Company’s operations or the Company’s financial condition and results.
•Truist may be impacted by the soundness of other financial institutions.
•Truist depends on the accuracy and completeness of information about clients and counterparties.
•The Company's accounting policies and processes are critical to how it reports the Company's financial condition and results of operations. They require management to make estimates about matters that are uncertain.
•Depressed market values for the Company's stock and adverse economic conditions sustained over a period of time may require the Company to write down all or some portion of the Company's goodwill.
•Certain banking laws and certain provisions of the Company's articles of incorporation may have an anti-takeover effect.
Technology Risks
•The Company faces cybersecurity risks, including denial of service, hacking and social engineering attacks that could result in the disclosure of confidential information, adversely affect the Company's operations or reputation and create significant legal and financial exposure.
•Truist will continually encounter technological change and must effectively develop and implement new technology.

The following discussion sets forth some of the more important risk factors that could materially affect Truist's financial condition and operations. When a risk factor spans several risk categories, the risks have been listed by their primary risk category. The risks described are not all inclusive. Additional risks that are not presently known or risks deemed immaterial may have a material adverse effect on Truist's financial condition, results of operations, business and prospects.

Merger-Related Risks

Truist may not be able to successfully integrate the companies or to realize the anticipated benefits of the Merger.

The Company was formed by the Merger of BB&T and SunTrust on December 6, 2019. Truist anticipates further integration of systems, operations, and personnel of BB&T and SunTrust over the next couple of years.

The successful integration of BB&T's and SunTrust's operations will depend substantially on the Company's ability to successfully consolidate operations, management teams, corporate cultures, systems and procedures and to eliminate redundancies and costs. Truist may encounter difficulties during integration, such as:

•the loss of key teammates and clients;
•the disruption of operations and businesses;
•loan, deposit, and revenue attrition;
•inconsistencies in standards, control procedures and policies;
•unexpected issues with planned branch and other facilities closures;
•unexpected issues with costs, operations, personnel, technology; and
•problems with the assimilation of new operations, sites or personnel.

Integration activities have and will continue to divert resources from regular operations. In addition, general market and economic conditions or governmental actions affecting the financial industry may inhibit the Company's successful integration of these entities.

22 Truist Financial Corporation

BB&T and SunTrust merged with the expectation that the Merger would result in various synergies, including benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Company integrates the institutions in an efficient and effective manner, as well as general competitive factors in the marketplace. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy and could materially and adversely affect the Company's financial condition, results of operations, business and prospects.

Truist will continue to incur substantial expenses related to the Merger and the integration.

There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. In addition, the Merger may increase the Company's compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business.

While the Company has assumed that a certain level of expenses would be incurred, there are many factors beyond the Company's control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the expected savings from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of future charges to earnings as a result of Merger or integration expenses are uncertain.

COVID-19 Risks

The effects of COVID-19 have adversely impacted, and will likely continue to adversely impact, the Company's financial condition and results of operations.

The COVID-19 pandemic has severely disrupted almost all economic activity in the U.S. Despite the partial lifting of federal and state shelter-in-place orders, some of which have been renewed, it remains unknown when there will be a return to normal economic activity due to continued significant numbers of new cases, potential impact of new COVID strains, uncertain vaccination rollout timeline, and increased economic stress associated with the pandemic. Truist temporarily limited access to certain offices, limited branches to drive-thru and appointment only, suspended some services and the majority of the Company's workforce is working remotely, which may increase cybersecurity risks to the Company. Approximately 90% of branches are open and unlocked, or open with controlled access. Truist continues to follow appropriate COVID-19 safety protocols, including proper social distancing. Commercial clients are experiencing varying levels of disruptions or restrictions on their business activity and supply chains, closures of facilities or decreases in demand for their products and services. Consumer clients are experiencing interrupted income or unemployment. Certain industries have been particularly susceptible to the effects of the pandemic, such as hotels, resorts, cruise lines, oil and gas companies, senior and acute care facilities, restaurants, and other sensitive retail businesses, and Truist has outstanding loans to clients in these industries. In 2020, several credit rating agencies downgraded their outlook on U.S. banks due in part to the concerns presented by the pandemic. The global financial markets have also experienced significant volatility. The duration of this severe economic disruption and its related financial impact cannot be reasonably estimated at this time.

The effects of the pandemic have already resulted in an increase in the allowance for credit losses, a reduction of fee income, a reduction of net interest margin and an increase in expenses. Prolonged continuation of current conditions could worsen these impacts and also affect the Company's capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause an outflow of deposits, cause significant property damage, in case of civil unrest or vandalism, influence the recognition of credit losses on loans and securities and further increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company's cost of capital.

Intensive government actions to mitigate the economic suffering caused by the pandemic may not be successful or may result in increased pressure on the banking sector. Net interest margin has been, and is likely to continue to be, affected by the very low interest rate environment. The application of forbearance and payment deferral policies beyond any statutory requirements may impact Truist's interest income. Truist participated in the SBA's PPP, which was recently expanded to permit a second round of funding, as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. The Company faces increased risks, in terms of credit, fraud risk and litigation, in light of participation in this program. Truist has been named in several lawsuits relating to its participation in the PPP.

Truist Financial Corporation 23

It is possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy or the world economy in general. The ultimate impact on the Company's financial condition, results of operation, and liquidity and capital position will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions to contain or treat its impact. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in this Annual Report on Form 10-K.

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

Regional and local economic conditions, competitive pressures and the policies of regulatory authorities affect interest income and interest expense. When interest rates rise, funding costs may rise faster than the yield the Company earns on assets, causing net interest margin to contract. Higher interest rates may also result in lower mortgage production income and elevated charge-offs in certain categories of the loan portfolio. Conversely, when interest rates fall, the yield the Company earns on assets may fall faster than the Company's ability to lower rates paid on deposits or borrowings.

Certain investment securities, notably MBS, are very sensitive to changes in rates. Generally, when rates rise, prepayments will decrease and the duration of MBS will increase. Conversely, when rates fall, prepayments of principal and interest will increase and the duration of MBS will decrease.

In addition, in response to the outbreak of COVID-19 pandemic and its economic consequences, the FRB lowered its target for the federal funds rate to a range of 0% to 0.25%. Low rates increase the risk of a negative interest rate environment, either broadly or for some types of instruments. For example, in March 2020 the yields on one-month and three-month Treasuries briefly dropped below zero. A negative interest rate environment could have a material adverse effect on Truist's financial condition and results of operations. In a negative interest rate environment, some depositors may choose to withdraw their deposits in lieu of paying an interest rate to Truist to hold such deposits. Negative rates would also diminish the spreads on loans and securities. Further, Truist cannot predict the nature or timing of future changes in monetary policies in response to the COVID-19 pandemic or the effects that they may have on the Company's activities and financial results.

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
•materially affect the value of financial assets and liabilities;
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

A prolonged period of slow growth in the U.S. economy as a whole or in any regional markets that Truist serves, or any deterioration in economic conditions or the financial markets may disrupt or dampen the economy, which could materially adversely affect the Company's financial condition and results.

24 Truist Financial Corporation

If economic conditions deteriorate, the Company may see lower demand for loans by creditworthy clients, reducing the Company's interest income. In addition, if unemployment levels increase or if real estate prices decrease, the Company would expect to incur higher charge-offs and may incur higher expenses in connection with adjustments to the reasonable and supportable forecasts used to estimate the allowance for credit losses in accordance with CECL requirements. These conditions may adversely affect not only consumer loan performance but also commercial and industrial and commercial real estate loans, especially for those businesses that rely on the health of industries or properties that may suffer from deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing the Company to incur higher credit losses.

The deterioration of economic conditions also could adversely affect financial results for the Company's fee-based businesses. Truist earns fee income from, among other activities, managing assets for clients and providing brokerage and other investment advisory and wealth management services. Investment management fees are often based on the value of assets under management and a decrease in the market prices of those assets could reduce the Company's fee income. Changes in stock or fixed income market prices or client preferences could affect the trading activity of investors, reducing commissions and other fees earned from the Company's brokerage business. Poor economic conditions and volatile or unstable financial markets would likely adversely affect the Company's capital markets-related businesses.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company's operations, earnings and financial condition.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company's operations, earnings and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the U.S. and other nations remains uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties.

A negative change in economic conditions, the performance of foreign sovereign debt, changes of trade policies and other matters could adversely affect the Company's business, financial condition and liquidity. Domestic and global political activity, geopolitical matters, including international political unrest or disturbances, terrorist activities, military conflicts, concerns over energy prices, trade wars and economic instability or recession in certain regions could cause volatility in the financial markets, undermine investor confidence or cause a contraction of available credit. Any of these could reduce the value of the Company's assets or cause a reduction in liquidity that adversely impacts the Company's financial condition and results of operations.

The replacement of LIBOR could adversely affect Truist's profitability and financial condition.

LIBOR and certain other interest rate benchmarks are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. LIBOR in its current form was anticipated to no longer be available after 2021.

On November 30, 2020 the administrator of LIBOR announced it will consult on its intention to cease publication of the one-week and two-month settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the FRB, the ARRC, has selected the SOFR as its recommended alternative to U.S. dollar LIBOR. In 2020, Truist began offering SOFR-based lending solutions to wholesale and consumer clients, and entered into SOFR-based derivative contracts.

The U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition away from U.S. dollar LIBOR as soon as practicable and to stop entering into new contracts that use U.S. dollar LIBOR by December 31, 2021. SOFR or other alternative reference rates may perform differently than LIBOR in response to changing market conditions. For example, SOFR could experience greater decreases during times of economic stress, which could require the Company to lend at lower rates at times when the Company's borrowing costs are increasing.

The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on the Company's business, financial condition and results of operations. In particular, any such transition could:

•adversely affect the interest rates received or paid on the revenue and expenses associated with or the value of the Company's LIBOR-based assets and liabilities;
•adversely affect the interest rates received or paid on the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR's role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of the Company's preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
Truist Financial Corporation 25

•result in disputes, litigation or other actions with borrowers or counterparties about the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.

The transition away from LIBOR to an alternative reference rate or rates will require the transition to or development of appropriate systems, models and analytics to effectively transition the Company's risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as SOFR. Truist has developed a LIBOR transition team and project plan that outlines timelines and priorities to prepare its processes, systems and people to support this transition. Timelines and priorities include assessing the impact on the Company's clients, as well as assessing system requirements for operational processes. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.

The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on the Company's funding costs, loan, investment and trading securities portfolios, and ALM, is uncertain.

Credit Risks

The Company is subject to credit risk by lending or committing to lend money, or entering into a letter of credit or other types of contracts with counterparties.

Truist incurs credit risk, which is the risk of loss if the Company's borrowers or counterparties fail to perform according to the terms of their contracts. A number of products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets and investment securities. Changes in credit quality can have a significant impact on the Company's earnings and capital position. The Company estimates and establishes reserves for credit risks and credit losses inherent in its determination of credit exposure. This process, which is critical to the Company's financial results and condition, requires complex calculations and extensive use of judgment, considering both external and borrower-specific factors that might impair the ability of borrowers to repay their loans. As is the case with any such assessments, there is always the chance that the Company will fail to identify all pertinent factors or that the Company will fail to accurately estimate the impacts of factors identified.

Credit losses may exceed the amount of the Company's reserves as a result of changing economic conditions, including falling real estate or commodity prices and higher unemployment or other factors such as changes in borrower behavior. There is no assurance that reserves will be sufficient to cover all incurred credit losses. In the event of significant deterioration in economic conditions, the Company may be required to increase reserves in future periods, which would reduce the Company's earnings and potentially impact its capital.

The Company may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral.

The Company's credit risk and credit losses can increase if the Company's loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions.

Deterioration in economic conditions, housing conditions or real estate values, including as a result of climate change or natural disasters, in the markets in which the Company operates could result in materially higher credit losses. The Company is also subject to physical risks, which could manifest in the form of asset quality deterioration and could be exacerbated by specific portfolio concentrations, and transition risks, which could manifest through longer-term shifts in market dynamics and consumer preferences in specific industries that may be more sensitive or vulnerable to a transition to a low carbon economy. Shorter term transition risks arising from regulatory changes or technological breakthroughs may require an acceleration of certain risk mitigation strategies.

Liquidity Risks

Truist's liquidity could be impaired by an inability to access short-term funding or an unforeseen outflow of cash.

Liquidity is essential to Truist's businesses. When volatility or disruptions occur in the wholesale funding markets, the Company's ability to access short-term liquidity could be materially impaired. In addition, other factors outside of the Company's control, such as a general market disruption or an operational problem that affects third parties, could impair the Company's ability to access short-term funding or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. The Company's inability to access short-term funding or capital markets could constrain the Company's ability to make new loans or meet existing lending commitments and could ultimately jeopardize the Company's overall liquidity and capitalization.

26 Truist Financial Corporation

Loss of deposits or a change in deposit mix could increase Truist's funding costs.

Deposits are a low cost and stable source of funding. Truist competes with banks and other financial institutions for deposits and as a result, could lose deposits in the future or see an increase in costs associated with maintaining deposits. Clients may shift their deposits into higher cost products or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce Truist's net interest margin, net interest income, and net income.

Truist relies on the mortgage secondary market and GSEs for some of the Company's liquidity.

Truist sells a portion of the mortgage loans originated to reduce the Company's retained credit risk and to provide funding capacity for originating additional loans. GSEs could limit their purchases of conforming loans due to capital constraints or other changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). This potential reduction in purchases could limit the Company's ability to fund new loans.

Proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform of the housing finance market and the GSEs, as well as any effect on the Company's business and financial results, are uncertain.

Any reduction in the Company's credit rating could increase the cost of the Company's funding from the capital markets.

Ratings agencies regularly evaluate Truist and its subsidiaries. Ratings are based on a number of factors, including the financial strength of the Company as well as conditions affecting the financial services industry generally. Failure to maintain those ratings could adversely affect funding cost and increase the Company's cost of capital. A credit downgrade might also affect the Company's ability to attract or retain deposits from commercial and corporate clients. Additionally, the Company's ability to conduct derivatives business with certain clients and counterparties could also be impacted and could trigger obligations to make cash or collateral payments to certain clients and counterparties.

The Parent Company has less access to funding sources and its liquidity could be constrained if the Bank becomes unable to pay dividends during a time of stress.

The Parent Company relies upon capital markets access and dividends from affiliates for funding and has less access to contingent funding sources than the Bank. If the Bank were subject to a financial stress, its dividends to the Parent Company could be reduced or eliminated in order to support Bank capital ratios or other regulatory requirements. This would increase the Parent Company's reliance on capital markets at a time when spreads and funding costs are likely elevated due the stress impacting the Bank.

Compliance Risks

Truist is subject to extensive and evolving government regulation and supervision, which could increase the cost of doing business, limit Truist's ability to make investments and generate revenue and lead to costly enforcement actions.

The banking and financial services industries are highly regulated. Truist is subject to supervision, regulation and examination by regulators, including the FRB, FDIC, NCCOB, SEC, CFTC, CFPB, FINRA and various state regulatory agencies. The statutory and regulatory framework governing Truist is generally intended to protect depositors, the DIF, clients, and the U.S. financial system as a whole, and not Truist's debt holders or shareholders. Reform of the financial services industry resulting from the Dodd-Frank Act, including the EGRRCPA and other legislative, regulatory and technological changes, affect the Company's operations.

These laws and regulations and Truist's inability to act in certain instances without receiving prior regulatory approval affect Truist's lending practices, capital structure, investment practices, dividend policy, ability to repurchase common stock and ability to pursue strategic acquisitions, among other activities. Changes to statutes, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect Truist in substantial and unpredictable ways. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Company's activities that could have a material adverse effect on operations or profitability.

Truist Financial Corporation 27

In recent years, both Congress and the federal banking regulators have engaged in a rebalancing of the post financial crisis legal and regulatory framework, particularly by tailoring enhanced prudential standards to the size, risk profile and complexity of the banking organization. It is possible that the new presidential administration and the new Congress could reconsider this rebalancing of the legal and regulatory framework and also impose significant new regulatory and supervisory burdens on the financial sector. Truist expects that its businesses will remain subject to extensive regulation and supervision. Any potential new regulations or modifications to existing regulations would likely necessitate changes to Truist's existing regulatory compliance and risk management infrastructure. Compliance with new regulations and supervisory initiatives, including those newly applicable as a result of the Merger may increase costs. In addition, concerns over climate change may prompt changes in regulations that, in turn, could have a material adverse impact on asset values and the financial performance of Truist's businesses and its clients.

Truist is subject to heightened requirements under the enhanced prudential standards and expects increased supervisory scrutiny, including, for example, single counterparty credit limits, heightened expectations with respect to governance, risk management and internal controls and additional capital and liquidity requirements.

The financial services industry faces scrutiny from bank supervisors in the examination process and stringent enforcement of regulations on both the federal and state levels. Areas of focus in the recent past have been with respect to mortgage-related practices, student lending practices, auto lending practices, sales practices and related incentive compensation programs and other consumer compliance matters. Truist continues to be subject to examinations and ongoing monitoring to assess compliance with BSA/AML laws and regulations, as well as sanctions compliance administered by the OFAC. For example, during November 2019, SunTrust Bank entered into a consent order with the FRB in connection with marketing, enrollment and billing practices related to deposit account add-on and similar products provided to certain business customers. Current and future actions by regulators could impact Truist's operations. See additional disclosures in the "Regulatory Considerations" section.

The Company is subject to laws, rules and regulations regarding compliance with privacy policies and the disclosure, collection, use, sharing and safeguarding of personal identifiable information of certain parties. There has recently been an increase in legislative and regulatory efforts to protect the privacy of consumer data. These initiatives may limit how companies can use customer data and may increase compliance complexity and related costs, result in significant financial penalties for compliance failures and limit the Company's ability to develop new products or respond to technological changes. Such legal requirements also could heighten the reputational impact of perceived misuses of customer data by the Company and third parties.

Heightened regulatory scrutiny or the results of an investigation or examination may lead to additional regulatory investigations or enforcement actions. There is no assurance that those actions will not result in regulatory settlements or other enforcement actions against Truist. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings, either by multiple federal and state agencies and officials in the United States or, in some instances, regulators and other governmental officials in foreign jurisdictions.

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

A failure to comply with regulatory requirements and expectations could expose the Company to fines, regulatory penalties, other costs, reputational damage and regulatory or enforcement actions, such as limitations on engaging in new activities or expanding geographically. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant consequences for a financial institution, including loss of clients, restrictions on the ability to access the capital markets and the inability to operate certain businesses or offer certain products for a period of time. Violations of laws and regulations or deemed deficiencies in risk management practices also may be incorporated into Truist's confidential supervisory ratings. A downgrade in these ratings or these or other regulatory actions and settlements, could limit Truist's ability to conduct expansionary activities for a period of time and require new or additional regulatory approvals before engaging in certain other business activities. Any future enforcement action could have a material adverse impact.

Regulatory changes may reduce Truist's revenues, limit the types of financial services and products it may offer, alter the investments it makes, affect the manner in which it operates its businesses, increase its litigation and regulatory costs should it fail to appropriately comply with new or modified laws and regulatory requirements and increase the ability of non-banks to offer competing financial services and products.

28 Truist Financial Corporation

Truist is subject to regulatory capital and liquidity standards that affect the Company's business, operations and ability to pay dividends or otherwise return capital to shareholders.

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

Requirements to maintain specified levels of capital and liquidity and regulatory expectations as to the quality of the Company's capital and liquidity may prevent the Company from taking advantage of opportunities in the best interest of shareholders or force the Company to take actions contrary to their interests. For example, Truist may be limited in its ability to pay or increase dividends or otherwise return capital to shareholders. In addition, these requirements may impact the amount and type of loans the Company is able to make. Truist may be constrained in its ability to expand, either organically or through mergers and acquisitions. These requirements may cause the Company to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets' underlying risks. In addition, liquidity standards require the Company to maintain holdings of highly liquid investments, thereby reducing the Company's ability to invest in less liquid assets, even if more desirable from a balance sheet or interest rate risk management perspective. As a Category III banking organization, Truist is subject to additional capital and liquidity requirements.

The liquidity standards applicable to large U.S. banking organizations have also been supplemented in recent years. For example, in October 2020, the U.S. banking agencies finalized rules to implement the NSFR, which is designed to ensure that banking organizations maintain a stable funding profile in relation to their asset composition and off-balance sheet activities.

In addition to the regulatory capital and liquidity requirements applicable to Truist and Truist Bank, the Company's broker-dealer subsidiaries are subject to capital requirements established by the SEC.

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

In addition to repurchase claims from GSEs, Truist could be subject to indemnification claims from non-GSE purchasers of the Company's loans. Claims could be made if Truist fails to conform to statements about the quality of the mortgage loans sold, the manner in which the loans were originated and underwritten or to comply with state and federal law.

Truist faces risks as a servicer of loans.

The Company acts as servicer and master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, the Company has certain contractual obligations to the securitization trusts, investors or other third parties. As a servicer, Truist's obligations include foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. In the Company's capacity as a master servicer, obligations include overseeing the servicing of mortgage loans by the servicer. Generally, the Company's servicing obligations are set by contract, for which the Company receives a contractual fee. However, GSEs can amend their servicing guidelines, which can increase the scope or costs of the services required without any corresponding increase in the Company's servicing fee. Further, the CFPB has implemented national servicing standards which have increased the scope and costs of services which the Company is required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of the Company's servicing obligations. As a servicer, the Company also advances expenses on behalf of investors which it may be unable to collect.

Truist Financial Corporation 29

A material breach of the Company's obligations as servicer or master servicer may result in contract termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing the Company to lose servicing income. In addition, the Company may be required to indemnify the securitization trustee against losses from any failure by the Company, as a servicer or master servicer, to perform the Company's servicing obligations or any act or omission on the Company's part that involves willful misfeasance, bad faith or gross negligence. For certain investors and certain transactions, Truist may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. The Company may be subject to increased repurchase obligations as a result of claims made that the Company did not satisfy its obligations as a servicer or master servicer. The Company may also experience increased loss severity on repurchases, which may require a material increase to the Company's repurchase reserve.

The Company has and may continue to receive indemnification requests related to the Company's servicing of loans owned or insured by other parties, primarily GSEs. Typically, such a claim seeks to impose a compensatory fee on the Company for departures from GSE service levels. In most cases, this is related to delays in the foreclosure process. Additionally, the Company has received indemnification requests where an investor or insurer has suffered a loss due to a breach of the servicing agreement. While the number of such claims has been small, these could increase in the future.

Strategic Risks

Truist may face the risk of financial loss or negative impact resulting from ineffective strategy setting and execution, adverse business decisions, or lack of responsiveness to changes in the external environment.

Embedded within strategic risks are risks associated with:

•maintaining a level of earnings appropriate to support growth objectives and the ability to maintain dividends in various economic cycles,
•successful delivery of innovation and technology strategies that transform the client experience as well as the way Truist conducts business, and
•changes and events within the external environment, including geopolitical, macroeconomic, social, cultural, competitive and regulatory factors.

Any of the foregoing may impact the successful execution of Truist's strategy.

Competition may reduce Truist's client base or cause Truist to modify pricing for products and services in order to maintain market share.

Truist operates in a highly competitive industry that could become even more competitive with neo-banks and other fintechs. Increased competition could arise from technological advancements, legislative and regulatory changes, as well as competition from other financial services companies, some of which may be subject to less extensive regulation than Truist. The Company's success depends, in part, on the Company's ability to adapt its offering of products and services to evolving industry standards and client expectations. The widespread adoption of new technologies has required and will continue to require substantial investments to modify existing products and services or to develop new products and services. In addition, there is increasing pressure to provide products and services at lower prices further reducing contribution margins. The Company may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance.

Truist also competes with nonbank companies inside and outside of the Company's market area and, in some cases, with companies other than those traditionally considered financial sector participants. In particular, technology companies are increasingly focusing on the financial sector, either in partnership with competitor banking organizations or on their own. These companies generally are not subject to the same regulatory burdens as main street financial institutions and may accordingly realize certain cost strategies and offer products and services at more favorable rates and with greater convenience to the client. This competition could result in the loss of clients and revenue in areas where fintechs are operating. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality and cryptocurrencies could require the Company to make substantial investments to modify or adapt the Company's existing products and services or even radically alter the way Truist conducts business. These and other capital investments in the Company's business may not produce expected growth in earnings anticipated at the time of the expenditure.

30 Truist Financial Corporation

Certain external environmental factors could also impact the Company's strategy. Increasing frequency and severity of impacts from natural disasters brought on by climate change may alter the Company's strategic direction in order to mitigate certain financial risks. While material impact from climate change is expected to occur over a longer time horizon, the acceleration of a transition to a low-carbon economy could present idiosyncratic risks in certain sectors and carbon intensive industries over time. Climate change is expected to present incremental risks to the execution of the Company's long-term strategy. In addition, concerns over climate change may prompt changes in regulations that, in turn, could have a material adverse impact on asset values and the financial performance of Truist's businesses, and those of its clients.

Truist may not be able to complete future mergers or acquisitions.

The Company must generally satisfy a number of meaningful conditions before completing an acquisition of another bank or BHC, including federal and state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition; financial condition and future prospects, including current and projected capital ratios and levels; the competence, experience and integrity of management; record of compliance with laws and regulations; the convenience and needs of the communities to be served, including the acquiring institution's record of compliance under the CRA; the effectiveness of the acquiring institution in combating money laundering activities; and protests from various stakeholders. In addition, U.S. regulators must take systemic risk to the U.S. financial system into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like Truist. There is no certainty as to when or if or on what terms and conditions, any required regulatory approvals will be granted for any potential acquisition. In specific cases, Truist may be required to sell banks or branches or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent the Company from completing an announced acquisition.

Truist has businesses other than banking that are subject to a variety of risks.

Truist is a diversified financial services company and this diversity subjects the Company's earnings to a broader variety of risks and uncertainties. Other businesses in addition to banking that the Company operates include insurance, investment banking, securities underwriting and market making, loan syndications, investment management and advice and retail and wholesale brokerage services offered through the Company's subsidiaries. These businesses entail significant market, operational, credit, compliance, technology, legal and other risks that could materially adversely impact the Company's results of operations.

Reputational Risks

Negative public opinion could damage the Company's reputation and adversely impact business and revenues.

Truist's earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from the Company's actual or alleged conduct in any number of activities, including lending, sales and other operating practices, corporate governance, acquisitions, a breach of client or teammate information, the failure of any product or service sold to meet clients' expectations or applicable regulatory requirements. Negative public opinion could adversely affect the Company’s ability to attract and retain clients and personnel and can result in litigation and regulatory actions. Actual or alleged conduct by one of the Company's businesses can result in negative public opinion about the Company's other businesses. Actual or alleged conduct by another financial institution can result in negative public opinion about the financial services industry in general and, as a result, adversely affect Truist.

Scrutiny of the Company's sales, training and incentive compensation practices could damage the Company’s reputation and adversely impact business and revenues.

The Company may face increased scrutiny of the Company's sales and other business practices, training practices, incentive compensation design and governance, and quality assurance and client complaint resolution practices. There can be no assurance that the Company's processes and actions will meet regulatory standards or expectations. Findings from self-identified or regulatory reviews may require responsive actions, including increased investments in compliance systems and personnel or the payment of fines, penalties, increased regulatory assessments or client redress and may increase legal or reputational risk exposures.

Truist Financial Corporation 31

Operational Risks

Litigation may adversely affect the Company's results.

The Company is subject to litigation in the ordinary course of business. Claims and legal actions, including supervisory actions by the Company's regulators, could involve large monetary claims and significant defense costs. The outcome of litigation and regulatory matters as well as the timing of ultimate resolution are inherently difficult to predict.

Actual legal and other costs of resolving claims may be greater than the Company's legal reserves. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect the Company's results of operations and financial condition.

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

Substantial legal liability or significant regulatory action against the Company could have material adverse financial effects or cause significant reputational harm, which adversely impact the Company's business prospects. Further, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company's results of operations and financial condition.

The Company may incur fines, penalties and other negative consequences from regulatory violations, including inadvertent or unintentional violations.

Truist maintains systems and procedures designed to ensure that it complies with applicable laws and regulations, but there can be no assurance that these will be effective. In addition to fines and penalties, the Company may suffer other negative consequences from regulatory violations including restrictions on certain activities, such as the Company's mortgage business, which may affect the Company's relationship with the GSEs and may also damage the Company's reputation and this in turn might materially affect the Company's business and results of operations.

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

Truist relies on other companies to provide key components of the Company's business infrastructure.

Third parties provide key components of the Company's business infrastructure, such as banking services, data processing, business processes, internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the Company's ability to deliver products and services to clients, to support teammates and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect the Company's business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, in some instances, the Company may be responsible for failures of such third parties to comply with government regulations. The Company is not insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in the Company's business infrastructure could interrupt the operations or increase the costs of doing business.

Truist depends on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.

The Company's success depends, to a large degree, on the continued services of executive officers and other key personnel who have extensive experience in the industry. The Company's business could be adversely impacted from the loss of key persons or failure to manage a smooth transition to new personnel. These risks may be exacerbated as the Company continues to integrate processes and systems subsequent to the Merger.

32 Truist Financial Corporation

The Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company's ability to implement business strategies.

The Company's success depends upon the ability to attract and retain high performing, diverse and well-qualified personnel. The Company faces significant competition in the recruitment of highly motivated teammates that can deliver Truist's purpose, mission and values. The Company's ability to execute its business strategy and provide high quality service may suffer if the Company is unable to recruit or retain a sufficient number of qualified teammates or if the costs of employee compensation or benefits increase substantially. The U.S. banking agencies have jointly issued comprehensive guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging teammates to take imprudent risks. This guidance significantly affects the amount, form and context of incentive compensation to teammates. The FRB, FDIC, SEC and other federal regulatory agencies have jointly proposed rules, which would affect incentive compensation. These rules, which have been pending for several years, if finalized, may result in additional costs and restrictions on the form of the Company's incentive compensation.

The Company's framework for managing risks may not be effective.

The Company's risk management framework seeks to mitigate risk and loss. Truist has established policies, processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Company is subject, including liquidity, credit, market, operational, technology, reputational, legal, model and compliance risk, among others. However, the Company's risk management measures may not be fully effective in identifying and mitigating the Company's risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the models for assessing risk are properly designed and implemented. Some of the Company’s methods of managing risk are based upon the Company's use of observed historical market behavior and management's judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If the Company's risk management framework proves ineffective, it could suffer unexpected losses and could be materially adversely affected.

There are risks resulting from the extensive use of models in Truist's business, which may impact decisions made by Management and regulators.

Truist relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items.

Poorly designed or implemented models present the risk that Truist's business decisions based on information incorporating model output would be adversely affected due to the inadequacy of that information. Also, information Truist provides to the public or to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that the regulators make, including those related to capital distributions to Truist's shareholders, could be adversely affected due to the perception that the quality of the models used to generate the relevant information is insufficient.

The Company is at risk of increased losses from fraud.

Criminals committing fraud increasingly are using more sophisticated techniques and in some cases, are a part of larger criminal organizations, which allow them to be more effective. Fraudulent activity has taken many forms and escalates as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving and include such things as debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of the Company's clients through the use of falsified or stolen credentials.

In addition, individuals or business entities may properly identify themselves, yet seek to establish a business relationship for the purpose of perpetrating fraud. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Further, as a result of the increased sophistication of fraud activity, the Company has increased spending on systems, resources and controls to detect and prevent fraud, as well as increased spending to provide certain credit monitoring and identity theft protection services to the Company's consumer clients. This will result in continued ongoing investments in the future.

Truist Financial Corporation 33

The Company's operational or security systems or infrastructure or those of third parties, could fail or be breached, which could disrupt the Company's business and adversely impact the Company's results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

The potential for operational risk exposure exists throughout the Company's business and, as a result of the Company's interactions with and reliance on third parties, is not limited to the Company's own internal operational functions. The Company's operational and security systems and infrastructure, including computer systems, data management and internal processes, as well as those of third parties, are integral to the Company's performance. Truist teammates and third parties may expose the Company to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems and infrastructure. For example, the Company's ability to conduct business may be adversely affected by any significant disruptions, including to third parties with whom the Company interacts with or relies upon.

Natural disasters and other catastrophic events could have a material adverse impact on the Company’s operations or the Company’s financial condition and results.

The occurrence of catastrophic weather events or pandemics could adversely affect the Company’s financial condition or results of operations. Truist has significant operations and clients along the Gulf and Atlantic coasts as well as other regions of the U.S., which could be adversely impacted by hurricanes, tornadoes and other severe weather in those areas. Truist’s clients could also be disrupted by the physical effects of climate change, which may become more frequent and intense. Natural and other types of disasters, including as a result of climate change, could have an adverse impact on Truist's businesses in that such events could materially disrupt the Company’s operations or the ability or willingness of the Company’s clients to access the financial services offered, including adverse impacts on the Company’s borrowers to timely repay their loans and the value of any collateral held. These events could reduce the Company’s earnings and cause volatility in the Company’s financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company's accounting policies and processes are critical to how it reports the Company's financial condition and results of operations. They require management to make estimates about matters that are uncertain.

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

34 Truist Financial Corporation

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

Depressed market values for the Company's stock and adverse economic conditions sustained over a period of time may require the Company to write down all or some portion of the Company's goodwill.

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory and legislative changes. Future adverse changes in economic conditions or expected financial performance may cause the fair value of a reporting unit to be below its carrying amount, resulting in goodwill impairment. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to the Company’s market capitalization over a reasonable period of time. While this comparison provides some relative market information about the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in the Company’s market capitalization could be an indication of potential goodwill impairment. Refer to the "Critical Accounting Policies" section for additional details related to the Company’s intangible assets policy.

Certain banking laws and certain provisions of the Company's articles of incorporation may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s owners. Acquisition of certain amounts of any class of voting stock of a BHC or depository institution, including shares of the Company’s common stock, may create a rebuttable presumption that the acquirer "controls" the BHC or depository institution and thus, unless the acquirer is able to rebut this presumption, it would be subject to various laws and regulations applicable to a BHC. Also, a BHC must obtain the prior approval of the FRB before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including Truist Bank.

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

Technology Risks

The Company faces cybersecurity risks, including denial of service, hacking and social engineering attacks that could result in the disclosure of confidential information, adversely affect the Company's operations or reputation and create significant legal and financial exposure.

The Company’s computer systems and network infrastructure and those of third parties are frequently targeted in cyber-attacks, such as denial of service attacks, hacking, malware intrusion, data corruption attempts, terrorist activities or identity theft. The Company’s business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in the Company’s information systems and that of third parties. In addition, to access the Company’s network, products and services, the Company’s clients and other third parties may use personal mobile devices or computing devices that are outside of the Company’s network environment and can introduce added cybersecurity risks.

Truist Financial Corporation 35

Truist and Truist’s clients, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to and are likely to continue to be the target of, cyber-attacks. Cyber-attacks may expose security vulnerabilities in the Company’s systems or the systems of third parties or other security measures that could result in the unauthorized gathering, monitoring, misuse, release, loss or destruction of confidential, proprietary or sensitive information. A cyber-attack could also damage the Company’s systems by introducing material disruptions to the Company’s or the Company’s clients’ or other third parties’ network access or business operations. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance the Company’s protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may the Company be able to implement sufficient preventive measures against such security breaches, which may result in material losses or consequences to Truist.

Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies to facilitate and conduct financial transactions. For example, cybersecurity risks may increase in the future as Truist continues to expand its mobile-payment and internet-based product offerings and expand the Company’s internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled teammates or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, and may not be recognized until launched or well after a breach has occurred. In addition, the existence of cyber-attacks or security breaches at third party vendors with access to the Company’s data may not be disclosed in a timely manner.

The Company also faces indirect technology, cybersecurity and other operational risks relating to clients and other third parties that the Company relies upon to facilitate or enable business activities, including, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. In addition, Truist faces cybersecurity and other operational risks relating to the Merger, including increased phishing attacks on teammates, increased network perimeter scanning by attackers searching for vulnerabilities and domain name squatting. Further, as a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third party technology failure, cyber-attack, other information or security breach, termination, or constraint could, among other things, adversely affect the Company’s ability to conduct transactions, service the Company’s clients, manage the Company’s exposure to risk or expand the Company’s business.

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

36 Truist Financial Corporation

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

ITEM 2. PROPERTIES

Truist’s owns its headquarters building at 214 North Tryon Street, Charlotte, NC, 28202. Truist owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic United States. Truist owns or leases retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic United States. See Table 2 for a list of Truist's branches by state. Truist also operates numerous insurance agencies and other businesses that occupy facilities throughout the U.S. and Canada. Management believes that these premises are well-located and suitably equipped to serve as financial services facilities. See "Note 6. Premises and Equipment" for additional disclosures related to properties and other fixed assets.

Truist Financial Corporation 37

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Truist's common stock is traded on the NYSE under the symbol "TFC." As of December 31, 2020, Truist's common stock was held by 92,600 registered shareholders.

Common Stock, Dividends and Share Repurchases

Truist's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to its capital plan meeting the SCB requirements from the FRB. Truist's ability to generate liquid assets for distribution is dependent on the ability of Truist Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders' investments and needs to be balanced with maintaining sufficient capital to support future growth and meet regulatory requirements.

Management’s target common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) is between 30% and 50% during normal economic conditions. Truist's common dividend payout ratio was 58.0% in 2020 compared to 43.2% in 2019 and 39.3% in 2018. Management's target total payout ratio (computed by dividing the sum of common stock dividends declared and share repurchases, excluding shares repurchased in connection with equity awards, by net income available to common shareholders) is between 30% and 80% during normal economic conditions. Truist may consider higher total distributions based on its capital position, earnings and prevailing economic conditions. The total payout ratio was 58.0%, 43.2% and 78.7% in 2020, 2019 and 2018, respectively.

Truist expects common dividend declarations, if made, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in "Note 17. Regulatory Requirements and Other Restrictions" and in the "Regulatory Considerations" section.

Share Repurchases

Truist has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase. Repurchases may be effected through open market purchases, privately negotiated transactions, trading plans established in accordance with SEC rules or other means. The timing and exact amount of repurchases are subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares repurchased constitute authorized but unissued shares of the Company and are therefore available for future issuances. During 2020, the Company had no common stock repurchases, except shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.

In December 2020, Truist announced that its Board of Directors had authorized the repurchase of up to $2.0 billion of the Company's common stock, beginning in the first quarter of 2021, consistent with recent FRB capital restriction guidance, to optimize Truist's capital position.

Table 6: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
November 2020	4	$43.47	—	$—
December 2020	—	47.93	—	2,000
Total	4	43.64	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.

38 Truist Financial Corporation

Preferred Stock

Issuances

During 2020, Truist issued $3.5 billion in series O, series P, series Q and series R preferred stock, gross of issuance cost, to further strengthen its capital position. During 2019, the Company issued $1.7 billion of series N non-cumulative perpetual preferred stock.

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

Redemptions

Early in 2021, the Company announced the forthcoming redemption of all 18,000 outstanding shares of its perpetual preferred stock series F and the corresponding depositary shares representing fractional interests in such series for $450 million and all 20,000 outstanding shares of its perpetual preferred stock series G and the corresponding depositary shares representing fractional interests in such series for $500 million.

During 2020, the Company redeemed all 5,000 outstanding shares of its perpetual preferred stock series K and the corresponding depositary shares representing fractional interests in such series for $500 million plus any unpaid dividends. The preferred stock redemption was in accordance with the terms of the Company’s Articles of Amendment to its Articles of Incorporation, effective as of December 6, 2019.

During 2019, the Company redeemed all 23,000 outstanding shares of series D and 46,000 outstanding shares of series E non-cumulative perpetual preferred stock and the corresponding depositary shares representing fractional interests in each such series for $1.7 billion. In connection with the redemptions, net income available to common shareholders was reduced by $46 million to recognize the difference in the redemption price and the carrying value.

See "Note 12. Shareholders' Equity" for information about preferred stock and "Note 2. Business Combinations" for additional information related to the Merger.

Equity Compensation Plan Information

In connection with the Merger, each outstanding heritage SunTrust equity award granted under heritage SunTrust's equity compensation plans was converted into a corresponding award with respect to Company common stock, with the number of shares underlying such award (and, in the case of stock options, the applicable exercise price) adjusted based on the exchange ratio. Each such converted Company equity award will continue to be subject to the same terms and conditions as applied to the corresponding heritage SunTrust equity award, except that, in the case of heritage SunTrust performance stock unit awards, the number of shares underlying the converted Company equity award was determined based on actual performance through September 30, 2019 and target performance for the balance of the applicable performance period and such award will continue to vest after the Merger solely based on continued service. The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards as of December 31, 2020:

Table 7: Equity Compensation Plan Information
Plan Category	(a)(1)(2) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(3) Weighted-average exercise price of outstanding options, warrants and rights	(c)(4) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	13,220,891	$32.20	8,876,596
Not approved by security holders	7,469,504	20.60	10,938,274
Total	20,690,395	$29.22	19,814,870
(1)Includes 11,286,223 RSUs and PSUs in plans approved by security holders.
(2)Plans not approved by security holders consists of 668,015 options outstanding with a weighted average exercise price of $20.60 and 6,801,489 RSUs for plans that were assumed in mergers and acquisitions.
(3)Excludes RSUs and PSUs because they do not have an exercise price.
(4)Plans not approved by security holders consists of shares of common stock issuable pursuant to the 2012 Incentive Plan, as amended, in respect of shares reserved for issuance under the SunTrust Banks, Inc. 2018 Omnibus Incentive Compensation Plan, which share reserve was assumed by the Company on December 6, 2019 in connection with the Merger. Awards with respect to such shares may only be granted to heritage SunTrust teammates.

Truist Financial Corporation 39

Performance Graph

The following graph and table compares the cumulative total returns (assuming concurrent $100 initial investments as of December 31, 2015 and reinvestment of dividends without commissions) of Truist common stock, the S&P 500 Index and an industry peer group. The companies in the peer group are Bank of America Corporation, Citizens Financial Group, Inc., Fifth Third Bancorp, JPMorgan Chase & Co, KeyCorp, M&T Bank Corporation, The PNC Financial Services Group, Inc., Regions Financial Corporation, U.S. Bancorp and Wells Fargo & Company.

Cumulative Total Shareholder Return
$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020
Truist Financial Corporation
S&P 500 Index
Peer Group

Table 8: Cumulative Total Shareholder Return
	Invested	Cumulative Total Return
As of / Through December 31,	2015	2016	2017	2018	2019	2020
Truist Financial Corporation	$100.00	$128.47	$139.62	$125.35	$168.62	$149.85
S&P 500 Index	100.00	111.95	136.38	130.39	171.44	202.96
Peer Group	100.00	124.02	151.70	129.52	179.98	153.29

40 Truist Financial Corporation

ITEM 6. SELECTED FINANCIAL DATA

As of/ For the Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2020	2019	2018	2017	2016
Summary Income Statement:
Revenue -TE (1)	$22,830	$12,664	$11,654	$11,476	$10,953
Less: TE adjustment (2)	125	96	96	159	160
Revenue-reported (1)	22,705	12,568	11,558	11,317	10,793
Provision for credit losses	2,335	615	566	547	572
Noninterest expense	14,897	7,934	6,932	7,444	6,721
Income before income taxes	5,473	4,019	4,060	3,326	3,500
Provision for income taxes	981	782	803	911	1,058
Net income	4,492	3,237	3,257	2,415	2,442
Noncontrolling interest	10	13	20	21	16
Preferred stock dividends	298	196	174	174	167
Net income available to common shareholders	4,184	3,028	3,063	2,220	2,259
Per Common Share:
Basic EPS	$3.11	$3.76	$3.96	$2.78	$2.81
Diluted EPS	3.08	3.71	3.91	2.74	2.77
Cash dividends declared	1.80	1.71	1.56	1.26	1.15
Common shareholders' equity	46.52	45.66	35.46	34.01	33.14
Average Balances:
Total assets	$499,085	$247,494	$222,273	$221,065	$218,945
Securities, at amortized cost (3)	83,227	50,645	47,100	46,029	46,279
Loans and leases (4)	314,501	161,604	146,417	144,075	141,759
Deposits	363,293	173,269	157,483	159,241	157,469
Long-term debt	45,793	24,756	23,755	21,660	22,791
Shareholders' equity	68,024	34,108	29,743	30,001	29,355
Period-End Balances:
Total assets	$509,228	$473,078	$225,697	$221,642	$219,276
Securities (5)	120,788	74,727	45,590	47,574	43,606
Loans and leases (4)	305,793	308,215	150,001	144,800	145,038
Deposits	381,077	334,727	161,199	157,371	160,234
Long-term debt	39,597	41,339	23,709	23,648	21,965
Shareholders' equity	70,912	66,558	30,178	29,695	29,926
Selected Ratios:
NIM	3.22%	3.42%	3.46%	3.46%	3.39%
Rate of return on:
Average total assets	0.90	1.31	1.47	1.09	1.12
Average common shareholders' equity	6.82	9.87	11.50	8.25	8.57
Average total shareholders' equity	6.60	9.49	10.95	8.05	8.32
Average total shareholders' equity to average total assets	13.63	13.78	13.38	13.57	13.41
(1)Revenue is defined as net interest income plus noninterest income.
(2)TE adjustment is based on the federal income tax rate.
(3)Include AFS and HTM securities.
(4)Loans and leases are net of unearned income and include LHFS.
(5)Includes AFS securities at fair value and HTM securities at amortized cost.

Truist Financial Corporation 41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in this Form 10-K, as well as with the other information contained in this document. Truist’s financial results for 2020 reflect the first full calendar year of operations of the combined Company. Results for 2019 reflect heritage BB&T results prior to the completion of the Merger on December 6, 2019, and Truist results from the Merger closing date forward. For discussion of 2019 results as compared to 2018 results, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Overview

Despite the challenges Truist and its clients faced in 2020, significant progress was made on integration and conversion efforts during the year. Below is an overview on progress in a few key areas.

Integration Efforts

Truist completed the Merger on December 6, 2019, and made significant progress on integration and conversion efforts in 2020. Some milestones include unveiling Truist’s purpose, mission, and values; launching the Truist brand and visual identity; completing the purchase of Truist Center, the new corporate headquarters in Charlotte, NC; launching Truist social media platforms; announcing brand conversions for several business units including Truist Insurance, Truist Securities, and Truist Leadership Institute; launching Truist Foundation and Truist Ventures; beginning early migrations for the mortgage business; and introducing the blended branch program. Recent highlights include:

•Completed the job regrading initiative for all teammates.
•Activated Integrated Relationship Management.
•Migrated correspondent mortgage lenders to the Truist origination ecosystem.
•Executed numerous corporate function integration activities across Audit, Risk, Legal and Finance.
•Truist reaffirmed its commitment to achieving $1.6 billion in net cost saves on a run rate basis by the fourth quarter of 2022.

Supporting Clients

Truist acted swiftly to support clients, teammates and communities in response to the COVID-19 pandemic last year and continues to support these stakeholders. Truist is actively helping clients impacted by COVID-19, providing payment relief assistance for credit cards, personal loans, auto loans, home equity lines of credit, and residential mortgages. Truist was one of the largest lenders of PPP loans in 2020 and remains committed to helping small businesses get access to emergency funds for first and second-draw PPP loans. Truist is working closely with clients, providing resources and guidance to ensure a smooth and efficient experience from application to funding and forgiveness. The carrying value of PPP loans was $11.0 billion as of December 31, 2020.

Supporting Teammates

Through the challenges faced, Truist’s concern for teammates and their families remains a top priority. Truist provided over $100 million in special COVID-19 support to teammates, including bonuses, special reimbursement for childcare and an increase in emergency child- and elder-care benefits, enhanced onsite pay, and steps to enhance wellness and family support. Truist released its first Corporate Social Responsibility report, which included a commitment to increasing the number of racially and ethnically diverse teammates among senior leadership positions from approximately 12% to at least 15%. Truist is also committed to ensuring regular, ongoing pay equity reviews for teammates. On the topic of racial inequity, Truist hosted more than 260 "Days of Understanding" sessions designed to encourage bold dialogue on real world topics in an open, trusting environment. The Company also rolled out enhanced unconscious bias training for teammates and Executive Leadership.

Supporting Communities

In response to COVID-19 in 2020, the Company launched Truist Cares, providing a total of $50 million in philanthropic support to aid charities meeting basic needs, furnishing medical supplies and addressing financial hardships across the nation, and have provided a total of 355 grants to community partners.

Truist is committed to addressing racial and social inequity and has taken a number of actions to expand efforts towards advancing equity, economic empowerment and education for clients, communities and teammates.

42 Truist Financial Corporation

In 2020, Truist provided $78 million to support historically underrepresented communities, including a $40 million initial donation to help establish CornerSquare Community Capital made through the Truist Foundation, Inc. and the Truist Charitable Fund, and approximately $20 million over three years to develop and strengthen partnerships, programs, and scholarships that benefit historically black colleges and universities and their students. The Company increased financial resources for low- and moderate-income communities through a $60 billion Community Benefits Plan from 2020-2022 to support home ownership, small business growth and community revitalization.

Financial Results

Net income available to common shareholders totaled $4.2 billion for 2020, a 38.2% increase from the prior year. On a diluted per common share basis, earnings for 2020 were $3.08, compared to $3.71 for 2019. Truist's results of operations for 2020 produced a return on average assets of 0.90% and a return on average common shareholders' equity of 6.82% compared to prior year ratios of 1.31% and 9.87%, respectively. Results include merger-related and restructuring charges of $860 million ($660 million after-tax) for 2020 compared to $360 million ($285 million after-tax) for 2019, and incremental operating expenses related to the Merger of $534 million ($409 million after-tax) for 2020 compared to $164 million ($127 million after-tax) for 2019. Additionally, the 2020 results include a loss on extinguishment of debt of $235 million ($180 million after-tax) and charitable contributions of $50 million ($38 million after-tax), offset by securities gains of $402 million ($308 million after-tax). The 2019 results include securities losses of $116 million ($90 million after-tax), a reduction in net income available to common shareholders of $46 million arising from the redemption of preferred stock, partially offset by a $14 million after-tax net gain from the sale of residential mortgage loans.

Truist's revenue for 2020 was $22.7 billion. On a TE basis, revenue was $22.8 billion, which represents an increase of $10.2 billion compared to 2019. Net interest income on a TE basis was $14.0 billion, an increase of $6.5 billion compared to the prior year, which reflects a $6.2 billion increase in interest income and a $374 million decrease in interest expense. The increase in net interest income was due primarily to a $152.9 billion increase in average outstanding loans, a $32.6 billion increase in average securities, partially offset by a 78 basis point decrease in earning asset yields.

NIM was 3.22% for 2020, down 20 basis points compared to the prior year. Average earning assets increased $217.2 billion or 100.4%, while average interest-bearing liabilities increased $153.7 billion or 101.8%, and noninterest-bearing deposits increased $59.1 billion or 106.4%. The TE yield on the total loan portfolio for 2020 was 4.33%, down 66 basis points compared to the prior year. The TE yield on the average securities portfolio was 2.09%, down 53 basis points compared to the prior year. The average cost of interest-bearing deposits was 0.32%, down 61 basis points compared to the prior year. The average cost of total deposits was 0.22%, down 42 basis points compared to the prior year.

The provision for credit losses was $2.3 billion, compared to $615 million for the prior year. Net charge-offs were $1.1 billion, compared to $634 million for the prior year. Asset quality ratios were relatively stable at December 31, 2020 compared to the prior year, reflecting diversification benefits of the Merger and effective problem asset resolution. The ratio of the ALLL to net charge-offs was 5.21X for 2020, compared to 2.44X in 2019, reflecting the CECL adoption build, as well as a reserve build in 2020 in connection with COVID-19 and the economic downturn. NPAs increased $703 million year over year, primarily due to PCI loans that would have been classified as nonperforming at December 31, 2019 and loans exiting certain accommodation programs related to the CARES Act.

Noninterest income increased $3.6 billion for the year with nearly all categories of noninterest income being impacted by the Merger. Additional increases in noninterest income were primarily due to higher insurance income driven by improved production levels and acquisitions. Noninterest expense increased $7.0 billion for the year. Excluding merger-related and restructuring charges, incremental operating expenses related to the Merger, the loss on extinguishment of debt, charitable contribution and the impact of an increase of $521 million of amortization expense for intangibles, noninterest expense increased $5.3 billion, primarily reflecting the impact of the Merger.

Truist's total assets at December 31, 2020 were $509.2 billion, an increase of $36.2 billion compared to December 31, 2019, reflecting a $46.1 billion increase in AFS securities, partially offset by an increase in ALLL of $4.3 billion, a decrease in LHFS of $2.3 billion and a decrease in other assets of $1.2 billion.

Total liabilities at December 31, 2020 were $438.3 billion, an increase of $31.8 billion from the prior year, reflecting an increase of $46.4 billion in deposits, partially offset by a decrease of $12.1 billion in short-term borrowings. During 2020, the Company also issued $6.5 billion of senior and subordinated long-term debt.

Total shareholders' equity was $70.9 billion at December 31, 2020, up $4.4 billion compared to the prior year. The increase is due to net income in excess of dividends paid of $1.8 billion and OCI of $1.6 billion. During 2020, Truist issued $3.5 billion in preferred stock, gross of issuance costs, to further strengthen its capital position and redeemed $500 million of series K preferred stock. The increases in shareholders equity were partially offset by a $2.1 billion cumulative effect adjustment related to the adoption of CECL.

Truist Financial Corporation 43

Truist maintained strong capital and liquidity in 2020. As of December 31, 2020, the CET1 ratio was 10.0% and the average LCR was 113%. Truist declared common dividends of $1.80 per share during 2020. The dividend and total payout ratios for 2020 were 58.0% compared to 43.2% for the prior year. In December 2020, Truist’s Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock beginning in the first quarter of 2021, consistent with recent FRB capital restriction guidance. In early 2021, Truist declared common dividends of $0.450 per share for the first quarter of 2021.

Key Challenges

Truist's business is dynamic and complex. Consequently, management annually evaluates and, as necessary, adjusts the Company's business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. Achieving key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the following challenges are the most likely to impact Truist’s near to medium term performance:

•Activating the Company’s culture of striving to make life better for clients, teammates and stakeholders;
•Achieving the benefits from the Merger, including anticipated synergies and cost savings;
•Managing the integration of systems and operations, while safeguarding the Company against external threats;
•Executing the Company’s "T3 strategy" by focusing on personal touch and technology to engender trust and provide distinctive, secure and successful client experiences;
•Driving innovation and remaining attuned to evolving client preferences to succeed in an intensely competitive environment;
•Onboarding and retaining key personnel while maintaining safety protocols to protect clients, teammates and communities; and
•Navigating economic risks and actively managing credit exposures impacted by the COVID-19 pandemic.

In addition, certain other challenges and unforeseen events could have a near term impact on Truist's financial condition and results of operations. See the sections titled "Forward-Looking Statements" and "Risk Factors" for additional examples of such challenges.

Analysis of Results of Operations

Net Interest Income and NIM

2020 compared to 2019

The net interest margin was 3.22% for the year ended December 31, 2020, down 20 basis points compared to the earlier period. Average earning assets increased $217.2 billion, which primarily reflects a $152.9 billion increase in average total loans and leases, a $32.6 billion increase in average securities, a $28.4 billion increase in average other earning assets and a $3.4 billion increase in interest earning trading assets. Average interest-bearing liabilities increased $153.7 billion. Average interest-bearing deposits increased $131.0 billion, average long-term debt increased $21.0 billion and average short-term borrowings increased $1.7 billion. The significant increases in earnings assets and liabilities are primarily due to the Merger, as well as impacts from the COVID-19 pandemic and the resulting government stimulus programs.

The yield on the total loan portfolio for the year ended December 31, 2020 was 4.33%, down 66 basis points compared to the earlier period, reflecting the impact of rate decreases and deferred interest for loans granted an accommodation in connection with COVID-19, partially offset by purchase accounting accretion from merged loans. The yield on the average securities portfolio for the year ended December 31, 2020 was 2.09%, down 53 basis points compared to the earlier period primarily due to lower yields on new purchases and higher premium amortization. The average cost of total deposits was 0.22%, down 42 basis points compared to the earlier period. The average cost of interest-bearing deposits was 0.32%, down 61 basis points compared to the earlier period. The average rate on short-term borrowings was 1.35%, down 99 basis points compared to the earlier period. The average rate on long-term debt was 1.75%, down 147 basis points compared to the earlier period. The lower rates on interest-bearing liabilities reflect the lower rate environment. The lower rates on long-term debt also reflect the amortization of the fair value mark on the assumed debt and the issuance of new long-term debt.

As of December 31, 2020, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $2.4 billion, $19 million and $216 million, respectively. The remaining unamortized fair value mark on loans and leases consists of $1.1 billion for commercial loans and leases and $1.3 billion for consumer loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
44 Truist Financial Corporation

Table 9: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
										2020 vs. 2019			2019 vs. 2018
Year Ended December 31, (Dollars in millions)	Average Balances (5)			Yield/Rate			Income/Expense			Incr. (Decr.)	Change due to		Incr. (Decr.)	Change due to
	2020	2019	2018	2020	2019	2018	2020	2019	2018		Rate	Volume		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$2,194	$2,644	$3,800	1.81%	2.01%	1.89%	$40	$53	$72	$(13)	$(5)	$(8)	$(19)	$4	$(23)
GSE	1,846	2,402	2,394	2.33	2.26	2.23	43	53	54	(10)	2	(12)	(1)	(1)	—
Agency MBS	78,564	44,710	39,559	2.07	2.59	2.45	1,625	1,161	969	464	(270)	734	192	59	133
States and political subdivisions	501	587	958	3.92	3.73	3.68	19	21	35	(2)	1	(3)	(14)	—	(14)
Non-agency MBS	86	269	349	16.81	14.05	11.93	15	38	42	(23)	6	(29)	(4)	7	(11)
Other	36	33	40	2.33	3.75	3.34	1	1	1	—	—	—	—	—	—
Total securities	83,227	50,645	47,100	2.09	2.62	2.49	1,743	1,327	1,173	416	(266)	682	154	69	85
Interest earning trading assets	4,655	1,277	633	3.62	2.02	3.82	168	26	24	142	33	109	2	(15)	17
Other earning assets (3)	31,240	2,888	1,618	0.50	2.89	2.63	156	83	43	73	(122)	195	40	5	35
Loans and leases, net of unearned income: (4)
Commercial and industrial	141,850	67,435	59,663	3.39	4.25	3.98	4,801	2,868	2,374	1,933	(681)	2,614	494	169	325
CRE	27,410	17,651	16,994	3.32	4.79	4.67	914	849	798	65	(311)	376	51	21	30
Commercial Construction	6,659	4,061	4,441	3.72	5.23	4.79	243	208	209	35	(74)	109	(1)	19	(20)
Lease financing	5,753	2,443	1,917	4.38	3.44	3.19	252	84	61	168	28	140	23	5	18
Residential mortgage	51,423	31,668	29,932	4.51	4.08	4.05	2,320	1,291	1,212	1,029	148	881	79	9	70
Residential home equity and direct	26,951	12,716	11,860	6.03	5.97	5.41	1,625	759	641	866	8	858	118	70	48
Indirect auto	25,055	12,545	11,215	6.61	8.51	8.18	1,656	1,068	917	588	(282)	870	151	38	113
Indirect other	11,264	6,654	5,896	7.11	6.65	6.25	801	443	368	358	33	325	75	25	50
Student	7,596	460	—	4.62	5.20	—	351	24	—	327	(3)	330	24	—	24
Credit card	5,027	3,181	2,723	9.34	9.05	8.73	470	288	238	182	10	172	50	9	41
PCI	—	631	548	—	16.05	19.64	—	102	108	(102)	—	(102)	(6)	(21)	15
Total loans and leases HFI	308,988	159,445	145,189	4.35	5.01	4.77	13,433	7,984	6,926	5,449	(1,124)	6,573	1,058	344	714
LHFS	5,513	2,159	1,228	3.13	3.91	4.13	173	85	50	88	(20)	108	35	(3)	38
Total loans and leases	314,501	161,604	146,417	4.33	4.99	4.77	13,606	8,069	6,976	5,537	(1,144)	6,681	1,093	341	752
Total earning assets	433,623	216,414	195,768	3.61	4.39	4.20	15,673	9,505	8,216	6,168	(1,499)	7,667	1,289	400	889
Nonearning assets	65,462	31,080	26,505
Total assets	$499,085	$247,494	$222,273
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$94,879	$31,592	$26,951	0.23	0.62	0.43	216	197	116	19	(184)	203	81	59	22
Money market and savings	123,826	67,922	62,257	0.21	0.91	0.62	264	621	387	(357)	(664)	307	234	196	38
Time deposits	30,008	17,970	13,963	1.02	1.54	0.94	305	277	132	28	(115)	143	145	100	45
Foreign office deposits - interest-bearing	—	272	494	—	2.35	1.67	—	6	9	(6)	—	(6)	(3)	2	(5)
Total interest-bearing deposits (6)	248,713	117,756	103,665	0.32	0.93	0.62	785	1,101	644	(316)	(963)	647	457	357	100
Short-term borrowings	10,129	8,462	5,955	1.35	2.34	1.86	137	198	111	(61)	(95)	34	87	33	54
Long-term debt	45,793	24,756	23,755	1.75	3.22	2.88	800	797	683	3	(472)	475	114	84	30
Total interest-bearing liabilities	304,635	150,974	133,375	0.57	1.39	1.08	1,722	2,096	1,438	(374)	(1,530)	1,156	658	474	184
Noninterest-bearing deposits (6)	114,580	55,513	53,818
Other liabilities	11,846	6,899	5,337
Shareholders' equity	68,024	34,108	29,743
Total liabilities and shareholders' equity	$499,085	$247,494	$222,273
Average interest-rate spread				3.04%	3.00%	3.12%
NIM/net interest income				3.22%	3.42%	3.46%	$13,951	$7,409	$6,778	$6,542	$31	$6,511	$631	$(74)	$705
Taxable-equivalent adjustment							$125	$96	$96
(1)Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs and dividends.
(2)Total securities include AFS and HTM securities.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock and other earning assets.
(4)Fees, which are not material for any of the periods shown, are included for rate calculation purposes. NPLs are included in the average balances.
(5)Excludes basis adjustments for fair value hedges.
(6)Total deposit costs were 0.22%, 0.64% and 0.41% for the years ended December 31, 2020, 2019 and 2018, respectively.
Truist Financial Corporation 45

Provision for Credit Losses

2020 compared to 2019

The provision for credit losses was $2.3 billion, compared to $615 million for the earlier period. The increase in the provision for credit losses reflects the significant builds to the allowance for credit losses in the first and second quarters of the year due to increased economic stress associated with the pandemic and specific consideration of its impact on certain industries, as well as uncertainty related to performance after the expiration of relief packages and COVID-19, increased loan balances arising from the Merger and the effect of applying the CECL methodology in the current period compared to the incurred loss methodology in the earlier period.

Net charge-offs for the year ended December 31, 2020 were $1.1 billion, compared to $634 million for the earlier period. Higher net charge-offs also contributed to the increase in the provision for credit losses and primarily reflect increases as a result of the Merger. The net charge-off rate of 0.36% for the year ended December 31, 2020 was down four basis points compared to the earlier period.

Noninterest Income

Noninterest income is a significant contributor to Truist's financial results. Management focuses on diversifying its sources of revenue to reduce Truist's reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 10: Noninterest Income
Year Ended December 31, (Dollars in millions)				% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Insurance income	$2,193	$2,072	$1,852	5.8%	11.9%
Wealth management income	1,277	715	660	78.6	8.3
Service charges on deposits	1,020	762	712	33.9	7.0
Residential mortgage income	1,000	285	258	NM	10.5
Investment banking and trading income	944	244	154	NM	58.4
Card and payment related fees	761	555	522	37.1	6.3
Lending related fees	315	124	99	154.0	25.3
Operating lease income	309	153	145	102.0	5.5
Commercial real estate related income	271	116	100	133.6	16.0
Income from bank-owned life insurance	179	129	116	38.8	11.2
Securities gains (losses)	402	(116)	3	NM	NM
Other income (loss)	208	216	255	(3.7)	(15.3)
Total noninterest income	$8,879	$5,255	$4,876	69.0	7.8
2020 compared to 2019

Noninterest income for the year ended December 31, 2020 increased $3.6 billion compared to the earlier period. The current period includes $402 million of net securities gains primarily from the sale of non-agency MBS in the second quarter of 2020 and agency MBS in the third quarter of 2020. The prior period includes $116 million of net securities losses from the sale of agency MBS. Excluding the net securities gains and losses, noninterest income increased $3.1 billion, with nearly all categories of noninterest income being impacted by the Merger. In addition to the impacts from the Merger, insurance income increased $121 million due to strong production and acquisitions. Service charges on deposits were up despite reduced overdraft incident rates and increased refunds and waivers to support clients impacted by the COVID-19 pandemic. Residential mortgage banking income was up due to strong production and refinance activity driven by the lower rate environment, partially offset by lower valuations of the mortgage servicing rights and increased amortization driven by higher prepayments speeds. Investment banking and trading income was up, but was negatively impacted by credit valuation adjustments on the derivatives portfolio primarily related to the decline in interest rates and widening of credit spreads.

46 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist's noninterest expense:

Table 11: Noninterest Expense
Year Ended December 31, (Dollars in millions)				% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Personnel expense	$8,146	$4,833	$4,313	68.5%	12.1%
Professional fees and outside processing	1,252	433	365	189.1	18.6
Net occupancy expense	904	507	491	78.3	3.3
Software expense	862	338	272	155.0	24.3
Amortization of intangibles	685	164	131	NM	25.2
Equipment expense	484	280	267	72.9	4.9
Marketing and customer development	273	137	102	99.3	34.3
Operating lease depreciation	258	136	120	89.7	13.3
Loan-related expense	242	123	108	96.7	13.9
Regulatory costs	125	81	134	54.3	(39.6)
Merger-related and restructuring charges	860	360	146	138.9	146.6
Loss (gain) on early extinguishment of debt	235	—	—	NM	NM
Other expense	571	542	483	5.4	12.2
Total noninterest expense	$14,897	$7,934	$6,932	87.8	14.5

2020 compared to 2019

Noninterest expense for the year ended December 31, 2020 was up $7.0 billion compared to the earlier period. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $500 million and $370 million, respectively. In addition, the current period was impacted by $235 million of losses on the early extinguishment of long-term debt and a $50 million charitable contribution to the Truist Charitable Fund. Excluding the items mentioned above and the impact of an increase of $521 million of amortization expense for intangibles, noninterest expense increased $5.3 billion, primarily reflecting the impact of the Merger. In addition to the impacts of the Merger, operating costs were elevated due to COVID-19, which resulted in approximately $250 million of expenses compared to the earlier period. This was primarily related to additional on-site pay and bonuses for certain teammates, net occupancy costs for enhanced cleaning and teammate support expenses. Additionally, personnel expenses increased as a result of the completion of a post-Merger reevaluation of job grades that resulted in additional salaries, incentives and equity-based compensation expenses.

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
•other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the mergers and acquisitions, asset and supply inventory write-offs, and other similar charges; and
•write-offs related to exiting certain businesses.

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of or outsource certain business functions have been approved by management. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2020 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

The 2020 merger-related and restructuring costs primarily reflect higher charges as a result of the Merger, including costs for severance and other benefits and costs related to exiting facilities, while the 2019 costs primarily reflect branch closures and other restructuring initiatives.

Truist Financial Corporation 47

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 12: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2019	Expense	Utilized	Accrual at Dec 31, 2019	Expense	Utilized	Accrual at Dec 31, 2020
Severance and personnel-related	$43	$149	$(146)	$46	$232	$(242)	$36
Occupancy and equipment	—	13	(13)	—	294	(294)	—
Professional services	1	102	(61)	42	238	(264)	16
Systems conversion and related costs	—	4	(4)	—	30	(30)	—
Other adjustments	—	92	(91)	1	66	(56)	11
Total (1)	$44	$360	$(315)	$89	$860	$(886)	$63
(1)The Company recognized $825 million and $298 million for the year ended December 31, 2020 and 2019, respectively, related to the Merger. At December 31, 2020 and 2019, the Company had an accrual of $50 million and $76 million related to the Merger, respectively. The remaining expense and accrual relate to other restructuring activities.

Segment Results

See "Note 21. Operating Segments" for additional disclosures related to Truist's operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments, including additional details related to results of operations.

Table 13: Net Income by Reportable Segment
				% Change
Year Ended December 31, (Dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Consumer Banking and Wealth	$3,059	$1,765	$1,435	73.3%	23.0%
Corporate and Commercial Banking	2,321	1,791	1,598	29.6	12.1
Insurance Holdings	407	318	253	28.0	25.7
Other, Treasury & Corporate	(1,295)	(637)	(29)	103.3	NM
Truist Financial Corporation	$4,492	$3,237	$3,257	38.8	(0.6)

2020 compared to 2019

Consumer Banking and Wealth

Consumer Banking and Wealth had 2,781 banking offices at December 31, 2020, a decrease of 177 offices compared to December 31, 2019. The decrease in offices was driven primarily by the consolidation of 104 branches leveraging the blended branch program strategy beginning in the fourth quarter, as well as 30 branches divested in the third quarter.

Consumer Banking and Wealth net income was $3.1 billion for 2020, an increase of $1.3 billion, or 73.3%, compared to 2019. Segment net interest income increased $4.2 billion primarily due to the Merger. Noninterest income increased $1.7 billion due primarily to the Merger and higher residential mortgage income as a result of the lower rate environment driving mortgage production through refinance activity, partially offset by lower residential mortgage servicing income driven by higher prepayment and an MSR fair value adjustment in 2020. The allocated provision for credit losses increased $491 million primarily due to the Merger. Noninterest expense increased $3.8 billion primarily due to operating expenses and amortization of intangibles related to the Merger and impacts from COVID-19 in 2020. The allocated provision for income taxes increased $378 million due primarily to higher pre-tax income.

Consumer Banking and Wealth average loans and leases held for investment increased $67.9 billion, or 94.9%, compared to 2019 driven primarily by the Merger. Average loan and leases HFI for residential mortgage, home equity and direct lending and indirect auto loans increased $19.8 billion, or 62.4%, $14.2 billion, or 111.6%, and $12.5 billion, or 99.7%, respectively.

Consumer Banking and Wealth average total deposits increased $119.5 billion, or 120.4%, compared to 2019 driven primarily by the Merger and COVID-19 stimulus impacts. Average noninterest-bearing deposits, money market and savings accounts, and time deposits increased $32.5 billion, or 128.7%, $49.8 billion, or 114.8%, and $11.4 billion, or 91.6%, respectively.

48 Truist Financial Corporation

Corporate and Commercial Banking

Corporate and Commercial Banking net income was $2.3 billion for 2020, an increase of $530 million, or 29.6%, compared to 2019. Segment net interest income increased $2.4 billion, primarily due to the Merger. Noninterest income increased $1.3 billion primarily due to the Merger and other increases in investment banking income, partially offset by losses in trading income primarily related to the decline in interest rates and widening of credit spreads. The allocated provision for credit losses increased $1.2 billion primarily due to the Merger as well as increased economic stress associated with the pandemic. Noninterest expense increased $1.9 billion primarily due to operating expenses and amortization of intangibles related to the Merger in 2020. The allocated provision for income taxes increased $103 million due primarily to higher pre-tax income.

Corporate and Commercial Banking average loans and leases held for investment increased $81.6 billion, or 95.9%, compared to 2019 driven primarily by the Merger and growth in corporate loans. Average loans and leases HFI for the Corporate and Institutional Group increased $47.4 billion, or 157.0%, driven primarily by the Merger and growth in commercial and industrial loans, while average loans and leases HFI for Commercial Community Banking increased $34.2 billion, or 62.3%, driven primarily by the Merger, and growth in commercial and industrial loans, and PPP impact.

Corporate and Commercial Banking average total deposits increased $68.0 billion, or 102.7%, compared to 2019 driven primarily by the Merger and COVID-19 stimulus impacts. Average interest checking, noninterest-bearing deposits and money market and savings increased $37.0 billion, or 291.4%, $26.1 billion, or 88.2%, and $4.3 billion, or 18.9%, respectively.

Insurance Holdings

Insurance Holdings net income was $407 million in 2020, an increase of $89 million, or 28.0%, compared to 2019. Noninterest income increased $129 million primarily due to organic growth in commercial property and casualty and other insurance commissions, along with acquisitions made in 2020.

Other, Treasury and Corporate

Other, Treasury and Corporate generated a net loss of $1.3 billion in 2020, compared to a net loss of $637 million in 2019. Segment net interest income decreased $158 million primarily due to a decline in funding charges on assets to other segments relative to the funding credit provided on liabilities. Noninterest income increased $447 million due primarily to the gain on sale of securities in 2020, partially offset by lower income related to certain post-employment benefits. The allocated provision for credit losses increased $27 million primarily due to the provision for unfunded commitments. Noninterest expense increased $1.2 billion primarily due to operating expenses related to the Merger, higher merger-related charges and incremental operating expenses related to the Merger, loss on early extinguishment of long-term debt, and elevated COVID-related expenses in 2020. The benefit for income taxes increased $306 million primarily due to a higher pre-tax loss.

Truist Financial Corporation 49

Analysis of Financial Condition

Investment Activities

Truist’s Board-approved investment policy is carried out by the MRLCC, which meets regularly to review the economic environment and establish investment strategies. The MRLCC also has much broader responsibilities, which are discussed in the "Market Risk Management" section in this MD&A.

Investment strategies are reviewed by the MRLCC based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Company. In general, the goals of the investment portfolio are: (i) to provide sufficient liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits and other borrowings; and (iii) to earn an optimal return on funds invested commensurate with meeting the requirements of (i) and (ii) and consistent with the Company’s risk appetite.

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

Table 14: Composition of Securities Portfolio
December 31, (Dollars in millions)	2020	2019
AFS securities (at fair value):
U.S. Treasury	$1,746	$2,276
GSE	1,917	1,881
Agency MBS - residential	113,541	68,236
Agency MBS - commercial	3,057	1,341
States and political subdivisions	493	585
Non-agency MBS	—	368
Other	34	40
Total AFS securities	$120,788	$74,727

The securities portfolio totaled $120.8 billion at December 31, 2020, compared to $74.7 billion at December 31, 2019. The increase was due primarily to a $47.0 billion increase in Agency MBS. The increase in the Agency MBS portfolio includes the redeployment of excess liquidity. During 2020, the Company sold non-Agency MBS, and sold and reinvested residential Agency MBS. These sales were the primary drivers for the gains of $402 million for the year ended December 31, 2020.

As of December 31, 2020, approximately 1.9% of the securities portfolio was variable rate, compared to 3.6% as of December 31, 2019. The effective duration of the securities portfolio was 4.0 years at December 31, 2020, compared to 4.7 years at December 31, 2019.

U.S. Treasury, GSE and Agency MBS represented 99.6% of the total securities portfolio as of December 31, 2020, compared to 98.7% as of the prior year end.

50 Truist Financial Corporation

The following table presents the securities portfolio at December 31, 2020, segregated by major category of security holdings with ranges of maturities and average yields disclosed:

Table 15: Securities Yields by Major Category and Maturity
December 31, 2020 (Dollars in millions)	AFS
	Fair Value	Yield (1)
U.S. Treasury:
Within one year	$254	1.51%
One to five years	1,492	0.85
Total	1,746	0.95
GSE:
Within one year	288	2.81
One to five years	1,553	2.20
After ten years	76	3.03
Total	1,917	2.33
Agency MBS - residential: (2)
One to five years	1	2.77
Five to ten years	441	2.42
After ten years	113,099	1.95
Total	113,541	1.95
Agency MBS - commercial: (2)
One to five years	2	2.80
Five to ten years	10	2.86
After ten years	3,045	1.92
Total	3,057	1.93
States and political subdivisions:
Within one year	29	3.54
One to five years	132	2.58
Five to ten years	115	4.58
After ten years	217	3.65
Total	493	3.57
Other:
Within one year	1	1.83
One to five years	7	3.55
After ten years	26	1.70
Total	34	2.08
Total securities	$120,788	1.95
(1)Yields represent interest computed under the effective interest method on a TE basis using the federal income tax rate and the amortized cost of the securities.
(2)For purposes of the maturity table, MBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans.

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

Truist lends to a diverse client base that is geographically dispersed to mitigate concentration risk arising from local and regional economic downturns. International loans were immaterial as of December 31, 2020 and 2019. The following discussion provides additional information on the Company's loan and lease portfolios. Refer to the "Risk Management" section for a discussion of the credit risk management policies used to manage the portfolios.

Commercial Loan and Lease Portfolio

Commercial loans and leases represent the largest category of the Company's loan and lease portfolio. Commercial Community Banking generally targets small-to-middle market businesses with annual sales between $2 million and $500 million, while CIB provides lending solutions to large commercial clients. The commercial loan and lease portfolio consists of lending to public and private business clients and is composed of commercial and industrial, owner occupied, equipment leasing and financing and commercial real estate, as well as government and institutional financing.
Truist Financial Corporation 51

In accordance with the Company's lending policy, each commercial loan undergoes a detailed underwriting process. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate, LIBOR, or SOFR and are individually monitored and reviewed for deterioration in the ability of the client to repay the loan. The majority of Truist's commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

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

Risks associated with mortgage lending include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market and an effective MSR hedging process. Credit risk is managed through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a relationship driver in retail banking and a part of management's strategy to establish long-term client relationships and offer high quality client service. Truist also purchases residential mortgage loans from correspondent originators. The loans purchased from third party originators are subject to substantially the same underwriting and risk-management criteria as loans originated internally.

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

Student Loan Portfolio

The student loan portfolio is composed of government guaranteed student loans and certain private student loans originated by third parties. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans were purchased from third party originators with credit enhancements that partially mitigate the Company’s credit exposure.

52 Truist Financial Corporation

Credit Card Loan Portfolio

The credit card portfolio consists of the outstanding balances on credit cards. Truist markets credit cards to its existing client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

PCI

Prior to the adoption of CECL, the PCI balance included loans acquired with credit deterioration subsequent to origination as well as loans that were formerly covered by loss sharing agreements. In connection with the adoption of CECL, all loans previously in the PCI portfolio became PCD loans and were transferred to their respective portfolios.

Refer to "Note 5. Loans and ACL" for additional information.

The following table summarizes the loan portfolio:

Table 16: Loans and Leases as of Period End
December 31, (Dollars in millions)	2020	2019	2018	2017	2016
Commercial:
Commercial and industrial	$138,354	$130,180	$61,935	$59,153	$57,739
CRE	26,595	26,832	16,808	17,173	15,945
Commercial construction	6,491	6,205	4,252	4,090	3,819
Lease financing	5,240	6,122	2,018	1,911	1,677
Consumer:
Residential mortgage	47,272	52,071	31,393	28,725	29,921
Residential home equity and direct	26,064	27,044	11,775	12,088	12,295
Indirect auto	26,150	24,442	11,282	11,641	13,342
Indirect other	11,177	11,100	6,143	5,594	5,222
Student	7,552	6,743	—	—	—
Credit card	4,839	5,619	2,941	2,675	2,452
PCI	—	3,484	466	651	910
Total loans and leases HFI	299,734	299,842	149,013	143,701	143,322
LHFS	6,059	8,373	988	1,099	1,716
Total loans and leases	$305,793	$308,215	$150,001	$144,800	$145,038

Loans and leases HFI were $299.7 billion at December 31, 2020, down $108 million compared to 2019.

Commercial loans increased $7.3 billion during 2020. The growth in the commercial portfolio was primarily in commercial and industrial loans and reflects PPP loan originations, which was partially offset by lower utilization of commercial lines. Truist served as the fourth largest PPP lender in 2020. The carrying value of PPP loans was $11.0 billion as of December 31, 2020. Additionally, within the commercial and industrial portfolio, Truist experienced growth in loans from mortgage warehouse lending due to the decline in rates and increased refinance activity. Growth in commercial portfolios was partially offset by a decline in dealer floor plan lending and the transfer of $1.0 billion of certain loans and leases to held for sale related to the decision to exit a small ticket loan and lease portfolio.

Consumer loans decreased $3.2 billion during 2020 primarily due to refinance activity resulting in a decline in residential mortgages and residential home equity and direct loans. This was partially offset by an increase in indirect auto due to expanded client offerings and an improving credit environment.

Credit card loans decreased $780 million during 2020 due to lower business and consumer spending as a result of COVID-19.

LHFS decreased $2.3 billion during 2020 primarily due to the sale of loans that had been placed in LHFS after the close of the Merger and the branch divestiture in connection with the Merger, partially offset by the transfer of $1.0 billion to LHFS due to the decision to exit a small ticket loan and lease portfolio.

Truist Financial Corporation 53

The following table presents a summary of the commercial loan portfolio, segregated by contractual maturities and interest rate terms. Determinations of maturities are based on contractual terms. Truist's credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the client generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms and conditions negotiated at that time.

Table 17: Commercial Loan Maturities
December 31, 2020 (Dollars in millions)	1 Year or Less	1 to 5 Years	After 5 Years	Total
Fixed rate:
Commercial and industrial	$4,776	$21,910	$18,383	$45,069
CRE	359	2,296	2,273	4,928
Commercial construction	10	85	116	211
Lease financing	189	1,876	1,807	3,872
Total fixed rate	5,334	26,167	22,579	54,080
Variable rate:
Commercial and industrial	20,610	54,435	18,240	93,285
CRE	3,354	12,364	5,949	21,667
Commercial construction	1,738	4,054	488	6,280
Lease financing	147	315	906	1,368
Total variable rate	25,849	71,168	25,583	122,600
Total commercial loans and leases	$31,183	$97,335	$48,162	$176,680

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $358 million and $392 million at December 31, 2020 and December 31, 2019, respectively.

The following table presents the composition of average loans and leases for each of the last five quarters:

Table 18: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019
Commercial:
Commercial and industrial	$139,223	$143,452	$152,991	$131,743	$81,853
CRE	27,030	27,761	27,804	27,046	19,896
Commercial construction	6,616	6,861	6,748	6,409	4,506
Lease financing	5,401	5,626	5,922	6,070	3,357
Consumer:
Residential mortgage	48,847	51,500	52,380	52,993	34,824
Residential home equity and direct	26,327	26,726	27,199	27,564	15,810
Indirect auto	25,788	24,732	24,721	24,975	15,390
Indirect other	11,291	11,530	11,282	10,950	7,772
Student	7,519	7,446	7,633	7,787	1,825
Credit card	4,818	4,810	4,949	5,534	3,788
PCI	—	—	—	—	1,220
Total average loans and leases HFI	$302,860	$310,444	$321,629	$301,071	$190,241

Average loans and leases held for investment for the fourth quarter of 2020 were $302.9 billion, down $7.6 billion compared to the third quarter of 2020.

Average commercial loans decreased $5.4 billion, primarily in commercial and industrial loans due to paydowns on commercial lines. This was partially offset by growth in mortgage warehouse lending, dealer floor plan lending and governmental finance loans. The carrying value of PPP loans was down $1.4 billion compared to September 30, 2020, which resulted in a decline of $304 million in average PPP loans compared to the average for the third quarter of 2020. In addition, average commercial loans were impacted by the transfer of $1.0 billion of certain loans and leases to held for sale, which resulted in a decline in the average balance of $323 million compared to the third quarter of 2020.

Average consumer loans decreased $2.2 billion primarily due to seasonally lower loan production and refinance activity resulting in a decline in residential mortgages and residential home equity and direct loans. This was partially offset by an increase in indirect auto loans.

54 Truist Financial Corporation

COVID-19 Lending Activities

The CARES Act created the PPP, which has temporarily expanded the Small Business Administration’s business loan guarantee program. The CARES Act additionally includes provisions that were designed to encourage financial institutions to support borrowers impacted by COVID-19. These modifications are generally not considered a TDR as disclosed in "Note 1. Basis of Presentation." Payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The following table provides a summary of accommodations as of December 31, 2020:

Table 19: Client Accommodations (1)
	Active Accommodations		Exited Accommodations
December 31, 2020 (Dollars in millions)	Total Count	Outstanding Balance	Outstanding Balance	% Paid-off or Current (2)	Types of Accommodations
Commercial	835	$274	$21,239	97.2%	Clients may elect to defer loan or lease payments for up to 90 days without late fees being incurred but with finance charges continuing to accrue.
Consumer	123,191	3,729	8,062	90.8
Clients may elect to defer loan payments for time periods that generally range from 30 to 90 days without late fees being incurred but with finance charges generally continuing to accrue. The Company’s residential mortgage forbearance program generally provides up to 180 days of relief, provided that additional relief may be provided in certain circumstances.

Credit card	5,996	31	187	88.5	Clients may elect to defer payments for up to 90 days without late fees being incurred but with finance charges accruing. In addition, Truist provided credit card clients with 5% cash back on qualifying card purchases for certain important basic needs.
Total	130,022	$4,034	$29,488
(1)Excludes approximately 46,000 of active accommodations related to government guaranteed loans totaling approximately $2.3 billion.
(2)Calculated based on accommodation count; includes loans that are less than 30 days past due.

The following table provides a summary of the Company’s exposure related to loans that have exited accommodations:

Table 20: Accommodations Exposure
December 31, 2020 (Dollars in billions)	Exposure
Current	$28,571
Past due and still accruing	545
Nonperforming	372
Total	$29,488

The following table provides a summary of exposure to industries that management believes are most vulnerable in the current economic environment. These selected industry exposures represent 9.0% of loans held for investment at December 31, 2020. Truist is actively managing these portfolios and will continue to make underwriting or risk acceptance adjustments as appropriate. These exposures decreased $0.8 billion or 2.6% during the fourth quarter. In addition, management is closely monitoring its leveraged lending and small secured real estate portfolios which comprised 3.1% and 1.5% of loans held for investment at December 31, 2020, respectfully.

Table 21: Selected Credit Exposures
December 31, 2020 (Dollars in billions)	Outstanding Balance	Percentage of Loans HFI
Hotels, Resorts & Cruise Lines	$6.5	2.2%
Senior Care	6.2	2.1
Oil & Gas Portfolio	4.9	1.6
Acute Care Facilities	4.6	1.5
Restaurants	2.9	1.0
Sensitive Retail	2.0	0.6
Total	$27.1	9.0%
Other exposures (included in industries above):
Leveraged lending	$9.4	3.1%
Small secured real estate	4.4	1.5

Truist Financial Corporation 55

Asset Quality

The following tables summarize asset quality information for each of the last five years:

Table 22: Asset Quality
December 31, (Dollars in millions)	2020	2019	2018	2017	2016
NPAs:
NPLs:
Commercial and industrial	$532	$212	$200	$259	$369
CRE	75	10	63	37	40
Commercial construction	14	—	2	8	17
Lease financing	28	8	3	1	4
Residential mortgage	316	55	119	129	172
Residential home equity and direct	205	67	53	64	63
Indirect auto	155	100	82	71	71
Indirect other	5	2	—	1	—
Total NPLs HFI	1,330	454	522	570	736
Loans held for sale	5	107	—	—	—
Total nonaccrual loans and leases	1,335	561	522	570	736
Foreclosed real estate	20	82	35	32	50
Other foreclosed property	32	41	28	25	27
Total nonperforming assets	$1,387	$684	$585	$627	$813
TDRs:
Performing TDRs:
Commercial and industrial	$78	$47	$65	$50	$57
CRE	47	6	8	11	16
Commercial construction	—	37	2	5	9
Lease financing	60	—	—	—	—
Residential mortgage	648	470	656	605	769
Residential home equity and direct	88	51	56	63	69
Indirect auto	392	333	299	274	234
Indirect other	6	5	6	7	6
Student	5	—	—	—	—
Credit card	37	31	27	28	27
Total performing TDRs	$1,361	$980	$1,119	$1,043	$1,187
Nonperforming TDRs	164	82	176	189	184
Total TDRs	$1,525	$1,062	$1,295	$1,232	$1,371
Loans 90 days or more past due and still accruing: (1)
Commercial and industrial	$13	$1	$—	$1	$—
CRE	—	—	—	1	—
Residential mortgage	841	543	405	465	522
Residential home equity and direct	10	9	8	6	6
Indirect auto	2	11	6	6	5
Indirect other	2	2	—	—	1
Student	1,111	188	—	—	—
Credit card	29	22	13	12	12
PCI	—	1,218	30	57	90
Total loans 90 days or more past due and still accruing	$2,008	$1,994	$462	$548	$636
Loans 30-89 days past due and still accruing: (1)
Commercial and industrial	$83	$94	$34	$41	$44
CRE	14	5	4	8	6
Commercial construction	5	1	1	—	2
Lease financing	6	2	1	4	4
Residential mortgage	782	498	456	472	525
Residential home equity and direct	98	122	63	67	62
Indirect auto	495	560	390	373	347
Indirect other	68	85	46	39	30
Student	618	650	—	—	—
Credit card	51	56	26	21	21
PCI	—	140	23	27	36
Total loans 30-89 days past due and still accruing	$2,220	$2,213	$1,044	$1,052	$1,077
(1)The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period.
56 Truist Financial Corporation

Nonperforming assets totaled $1.4 billion at December 31, 2020, up $703 million compared to December 31, 2019 primarily from the adoption of CECL, which resulted in the discontinuation of the pool-level accounting for PCI loans and replaced that with a loan-level evaluation for nonaccrual status. As of December 31, 2019, there was approximately $500 million of PCI loans that would have been classified as nonperforming had the Company evaluated accrual status on a loan level basis. The remaining increase in nonperforming loans held for investment is primarily in commercial and industrial loans and an increase in nonperforming mortgage loans due to loans exiting certain accommodation programs related to the CARES Act. Nonperforming loans and leases represented 0.44% of total loans and leases, up 26 basis points compared to December 31, 2019.

Performing TDRs were up $381 million compared to the prior year primarily in residential mortgage, lease financing and indirect auto loans. This increase primarily reflects the application of acquisition accounting related to the Merger, which resulted in the removal of the TDR designation on all loans that were restructured by SunTrust prior to the Merger date.

Loans 90 days or more past due and still accruing totaled $2.0 billion at December 31, 2020, relatively flat compared to the prior year. In connection with the discontinuation of pool level accounting for PCI loans, loans 90 days or more past due and still accruing decreased as loan-level evaluations resulted in certain loans being placed in nonaccrual status. This decrease was partially offset by an increase in government guaranteed student loans. Additionally, residential mortgage loans 90 days or more past due increased primarily due to the repurchase of delinquent government guaranteed loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.67% at December 31, 2020, an increase of 1 basis point from the prior year. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at December 31, 2020, up 1 basis point from December 31, 2019.

Loans 30-89 days past due and still accruing totaled $2.2 billion at December 31, 2020, relatively flat compared to the prior year. Loans 30-89 days past due reflects a decrease in PCI loans, offset by a corresponding increase in the portfolios where these loans were transferred in connection with the implementation of CECL. The ratio of loans 30-89 days or more past due and still accruing as a percentage of loans and leases was 0.74% at December 31, 2020, flat compared to the prior year.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 22. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to "Note 5. Loans and ACL" for additional disclosures related to these potential problem loans.

Table 23: Asset Quality Ratios
As Of / For The Year Ended December 31,	2020	2019	2018	2017	2016
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.74%	0.74%	0.70%	0.73%	0.75%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.67	0.66	0.31	0.38	0.44
NPLs as a percentage of loans and leases HFI	0.44	0.15	0.35	0.40	0.51
Nonperforming loans and leases as a percentage of loans and leases (1)	0.44	0.18	0.35	0.40	0.51
NPAs as a percentage of:
Total assets (1)	0.27	0.14	0.26	0.28	0.37
Loans and leases HFI plus foreclosed property	0.46	0.19	0.39	0.44	0.57
Net charge-offs as a percentage of average loans and leases HFI	0.36	0.40	0.36	0.38	0.38
ALLL as a percentage of loans and leases HFI	1.95	0.52	1.05	1.04	1.04
Ratio of ALLL to:
Net charge-offs	5.21x	2.44x	2.98x	2.78x	2.80x
NPLs	4.39x	3.41x	2.99x	2.62x	2.03x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI excluding PPP, other government guaranteed and PCI loans(2)	0.04%	0.03%	0.04%	0.05%	0.07%
Applicable ratios are annualized.
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed mortgage, student and PPP loans, and PCI, as applicable. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio such that it might not be reflective of asset collectability or might not be comparable to other periods presented or to other portfolios that do not have government guarantees or were not impacted by PCI accounting requirements.

Truist Financial Corporation 57

The following table presents activity related to NPAs:

Table 24: Rollforward of NPAs
(Dollars in millions)	2020	2019
Balance, January 1	$684	$585
New NPAs (1)	3,247	1,499
Advances and principal increases	299	143
Disposals of foreclosed assets (2)	(432)	(479)
Disposals of NPLs (3)	(712)	(239)
Charge-offs and losses	(578)	(295)
Payments	(766)	(392)
Transfers to performing status	(339)	(137)
Other, net	(16)	(1)
Ending balance, December 31	$1,387	$684
(1)For 2020, includes approximately $500 million of loans previously classified as PCI that would have otherwise been nonperforming as of December 31, 2019.
(2)Includes charge-offs and losses recorded upon sale of $139 million and $228 million for the year ended December 31, 2020 and 2019, respectively.
(3)Includes charge-offs and losses recorded upon sale of $132 million and $39 million for the year ended December 31, 2020 and 2019, respectively.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term and a concession has been granted to the borrower. As a result, Truist works with borrowers to prevent further difficulties and to improve the likelihood of recovery on a loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. In accordance with the CARES Act, Truist implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. Payment relief assistance provided by Truist includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company adopted certain provisions of the CARES Act and other regulatory guidance that provide relief from the requirement to apply TDR accounting to (1) certain modifications of federally backed mortgages upon request from the borrower, and (2) certain modifications of other non-federally backed mortgages for borrowers impacted by the COVID-19 pandemic that were less than 30 days past due at December 31, 2019. Refer to "Note 1. Basis of Presentation" for Truist’s policy related to TDRs and COVID-19 loan modifications.

TDRs identified by SunTrust prior to the Merger date are not included in Truist's TDR disclosure because all such loans were recorded at fair value and a new accounting basis was established as of the Merger date. Subsequent modifications are evaluated for potential treatment as TDRs in accordance with Truist's accounting policies.

The following table provides a summary of performing TDR activity:

Table 25: Rollforward of Performing TDRs
(Dollars in millions)	2020	2019
Balance, January 1	$980	$1,119
Inflows	933	576
Payments and payoffs (1)	(194)	(214)
Charge-offs	(44)	(67)
Transfers to nonperforming TDRs (2)	(78)	(77)
Removal due to the passage of time	(8)	(18)
Non-concessionary re-modifications	(3)	(8)
Transferred to LHFS, sold and other	(225)	(331)
Balance, December 31	$1,361	$980
(1)Includes scheduled principal payments, prepayments and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

TDR classification may be removed due to the passage of time if the loan: (i) did not include a forgiveness of principal or interest, (ii) has performed in accordance with the modified terms (generally a minimum of six months), (iii) was reported as a TDR over a year-end reporting period, and (iv) reflected an interest rate on the modified loan that was no less than a market rate at the date of modification. TDR classification may also be removed for an accruing loan upon the occurrence of a subsequent non-concessionary modification granted at market terms and within current underwriting guidelines. In connection with consumer TDRs, a NPL will be returned to accruing status when (i) the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments, (ii) management concludes that all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment, and (iii) there is a sustained period of repayment performance, generally a minimum of six months.
58 Truist Financial Corporation

The following table provides further details regarding the payment status of TDRs outstanding at December 31, 2020:

Table 26: Payment Status of TDRs (1)
December 31, 2020 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$77	98.7%	$—	—%	$1	1.3%	$78
CRE	47	100.0	—	—	—	—	47
Commercial construction	—	—	—	—	—	—	—
Lease financing	60	100.0	—	—	—	—	60
Consumer:
Residential mortgage	383	59.1	107	16.5	158	24.4	648
Residential home equity and direct	82	93.2	5	5.7	1	1.1	88
Indirect auto	333	84.9	59	15.1	—	—	392
Indirect other	5	83.3	1	16.7	—	—	6
Student	5	100.0	—	—	—	—	5
Credit card	32	86.5	3	8.1	2	5.4	37
Total performing TDRs	1,024	75.2	175	12.9	162	11.9	1,361
Nonperforming TDRs	76	46.3	20	12.2	68	41.5	164
Total TDRs	$1,100	72.1	$195	12.8	$230	15.1	$1,525
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

Truist Financial Corporation 59

ACL

Activity related to the ACL is presented in the following tables:

Table 27: Activity in ACL
(Dollars in millions)	2020	2019	2018	2017	2016
Balance, beginning of period	$1,889	$1,651	$1,609	$1,599	$1,550
CECL adoption - impact to retained earnings before tax	2,762	—	—	—	—
CECL adoption - reserves on PCD assets	378	—	—	—	—
Provision for credit losses	2,335	615	566	547	572
Charge-offs:
Commercial and industrial	(358)	(90)	(92)	(95)	(143)
CRE	(78)	(33)	(10)	(8)	(8)
Commercial construction	(30)	—	(3)	(2)	(1)
Lease financing	(54)	(11)	(4)	(5)	(6)
Residential mortgage	(56)	(21)	(21)	(47)	(40)
Residential home equity and direct	(231)	(93)	(79)	(69)	(61)
Indirect auto	(378)	(370)	(342)	(355)	(315)
Indirect other	(60)	(62)	(49)	(47)	(51)
Student	(23)	—	—	—	—
Credit card	(182)	(109)	(76)	(68)	(61)
PCI	—	—	(2)	(1)	(15)
Total charge-offs	(1,450)	(789)	(678)	(697)	(701)
Recoveries:
Commercial and industrial	92	25	39	36	44
CRE	5	5	3	9	9
Commercial construction	11	3	5	7	10
Lease financing	4	1	1	2	2
Residential mortgage	10	2	2	2	3
Residential home equity and direct	66	30	25	27	28
Indirect auto	87	52	49	46	44
Indirect other	23	17	13	14	11
Student	1	—	—	—	—
Credit card	32	20	17	17	18
Total recoveries	331	155	154	160	169
Net charge-offs	(1,119)	(634)	(524)	(537)	(532)
Other	(46)	257	—	—	9
Balance, end of period	$6,199	$1,889	$1,651	$1,609	$1,599
ALLL (excluding PCD / PCI loans)	$5,668	$1,541	$1,549	$1,462	$1,445
ALLL for PCD / PCI loans	167	8	9	28	44
RUFC	364	340	93	119	110
Total ACL	$6,199	$1,889	$1,651	$1,609	$1,599

The ACL totaled $6.2 billion at December 31, 2020, compared to $1.9 billion at December 31, 2019. The increase in the allowance for credit losses was primarily due to the adoption of CECL. Upon adoption, the Company recorded a $3.1 billion increase in the allowance for credit losses, including $2.8 billion that was charged to retained earnings before tax, and $378 million related to the gross up for PCD loans. The remaining increase in the allowance for credit losses primarily reflects deteriorated economic conditions. As of December 31, 2020, the allowance for loan and lease losses was 1.95% of loans and leases held for investment. The allowance for credit losses includes $5.8 billion for loans and leases and $364 million for the reserve for unfunded commitments.

At December 31, 2020, the allowance for loan and lease losses was 4.39 times nonperforming loans and leases held for investment, compared to 3.41 times at December 31, 2019. At December 31, 2020, the allowance for loan and lease losses was 5.21 times annualized net charge-offs, compared to 2.44 times at December 31, 2019.
60 Truist Financial Corporation

Net charge-offs during 2020 totaled $1.1 billion, up $485 million compared to the prior year. The increase in net charge-offs primarily reflects the Merger. As a percentage of average loans and leases, annualized net charge-offs were 0.36%, down four basis points compared to the prior year. Current year net charge-offs include $97 million of charge-offs related to the implementation of CECL, which required a gross-up of loan carrying values in connection with the establishment of an allowance on PCD loans. Management performed a comprehensive review of PCD assets during the year and concluded in certain situations that a charge-off was required. Excluding these additional charge-offs, net charge-offs would have been an annualized 0.33% of average loans and leases for 2020, down seven basis points compared to the prior year.

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 28: Allocation of ALLL by Category
	2020		2019		2018		2017		2016
December 31, (Dollars in millions)	Amount	% Loans in Each Category	Amount	% Loans in Each Category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$2,156	46.2%	$560	43.4%	$546	41.4%	$522	41.1%	$530	40.4%
CRE	573	8.9	150	8.9	142	11.3	118	12.0	120	11.1
Commercial construction	81	2.2	52	2.1	48	2.9	42	2.8	25	2.7
Lease financing	48	1.7	10	2.0	11	1.4	9	1.3	7	1.2
Residential mortgage	368	15.8	176	17.4	232	21.1	209	20.0	227	20.8
Residential home equity and direct	714	8.7	107	9.0	104	7.9	113	8.4	111	8.6
Indirect auto	1,198	8.7	304	8.2	298	7.6	296	8.1	273	9.3
Indirect other	208	3.7	60	3.7	58	4.1	52	3.9	54	3.6
Student	130	2.5	—	2.2	—	—	—	—	—	—
Credit card	359	1.6	122	1.9	110	2.0	101	1.9	98	1.7
PCI	—	—	8	1.2	9	0.3	28	0.5	44	0.6
Total ALLL	5,835	100.0%	1,549	100.0%	1,558	100.0%	1,490	100.0%	1,489	100.0%
RUFC	364		340		93		119		110
Total ACL	$6,199		$1,889		$1,651		$1,609		$1,599

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, Truist estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, Truist also provides additional reserves for second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2020, Truist held or serviced the first lien on 30.6% of its second lien positions.

Truist Financial Corporation 61

Other Assets

The components of Other assets are presented in the following table:

Table 29: Other Assets as of Period End
December 31, (Dollars in millions)	2020	2019
Bank-owned life insurance	$6,479	$6,383
Tax credit and other private equity investments	5,685	5,448
Prepaid pension assets	4,358	3,579
Derivative assets	3,837	2,053
Accrued income	1,934	1,807
Accounts receivable	1,833	2,418
Leased assets and related assets	1,810	1,897
ROU assets	1,333	1,823
Prepaid expenses	1,247	1,254
Equity securities at fair value	1,054	817
Structured real estate	390	987
FHLB stock	164	764
Other	549	2,602
Total other assets	$30,673	$31,832

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

The following table presents deposits for each of the last five years:

Table 30: Deposits as of Period End
December 31, (Dollars in millions)	2020	2019	2018	2017	2016
Noninterest-bearing deposits	$127,629	$92,405	$53,025	$53,767	$50,697
Interest checking	105,269	85,492	28,130	27,677	30,263
Money market and savings	126,238	120,934	63,467	62,757	64,883
Time deposits	21,941	35,896	16,577	13,170	14,391
Total deposits	$381,077	$334,727	$161,199	$157,371	$160,234

Deposits totaled $381.1 billion at December 31, 2020, an increase of $46.4 billion from December 31, 2019. The growth in deposits reflects solid growth in all non-time deposit categories resulting from pandemic-related client behavior and government stimulus programs. Time deposits decreased primarily due to maturities of wholesale negotiable certificates of deposit and higher-cost personal and business accounts.

62 Truist Financial Corporation

The following table presents average deposits for each of the last five quarters:

Table 31: Average Deposits
Three Months Ended (Dollars in millions)	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019
Noninterest-bearing deposits	$127,103	$123,966	$113,875	$93,135	$64,485
Interest checking	99,866	96,707	97,863	85,008	43,246
Money market and savings	124,692	123,598	126,071	120,936	79,903
Time deposits	23,605	27,940	33,009	35,570	23,058
Foreign office deposits - interest-bearing	—	—	—	—	24
Total average deposits	$375,266	$372,211	$370,818	$334,649	$210,716

Average deposits for the fourth quarter of 2020 were $375.3 billion, an increase of $3.1 billion compared to the prior quarter. Average noninterest-bearing and interest checking deposit growth was strong for the fourth quarter of 2020 driven by anticipated seasonal inflows in addition to continued growth resulting from pandemic-related client behavior. Average time deposits decreased primarily due to maturity of wholesale negotiable certificates of deposit and higher-cost personal and business accounts.

Average noninterest-bearing deposits represented 33.9% of total deposits for the fourth quarter of 2020, compared to 33.3% for the prior quarter. The cost of average total deposits was 0.07% for the fourth quarter, down three basis points compared to the prior quarter. The cost of average interest-bearing deposits was 0.11% for the fourth quarter, down four basis points compared to the prior quarter.

The following table summarizes the maturities of time deposits above $100,000:

Table 32: Scheduled Maturities of Time Deposits $100,000 and Greater
December 31, 2020 (Dollars in millions)
Three months or less	$3,400
Over three through six months	2,252
Over six through twelve months	1,882
Over twelve months	1,482
Total	$9,016

Borrowings

The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes and short-term FHLB advances. Short-term borrowings fluctuate based on the Company's funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. The following table summarizes certain information for the past three years with respect to short-term borrowings excluding trading liabilities, hedges, and collateral in excess of derivative exposure:

Table 33: Short-Term Borrowings
As Of / For The Year Ended December 31, (Dollars in millions)	2020	2019	2018
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end during the year	$2,348	$1,969	$836
Balance outstanding at end of year	1,221	1,969	270
Average outstanding during the year	1,504	826	446
Average interest rate during the year	0.64%	2.01%	1.35%
Average interest rate at end of year	0.13	1.41	1.59
Federal funds purchased and short-term borrowed funds:
Maximum outstanding at any month-end during the year	$19,392	$14,493	$8,919
Balance outstanding at end of year	3,372	14,493	4,763
Average outstanding during the year	6,951	7,354	5,341
Average interest rate during the year	1.17%	2.28%	1.98%
Average interest rate at end of year	0.20	1.75	2.49

At December 31, 2020, short-term borrowings totaled $6.1 billion, a decrease of $12.1 billion compared to December 31, 2019, due primarily to a decrease of $10.8 billion in short-term FHLB advances. These borrowing sources were replaced with deposit funding.

Truist Financial Corporation 63

Average short-term borrowings were $10.1 billion, or 2.4% of total funding for 2020, as compared to $8.5 billion, or 4.1% for the prior year. The increase in the average amount was due to the Merger. Average short-term borrowings decreased as a percentage of funding sources due to strong deposit growth.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $39.6 billion at December 31, 2020, a decrease of $1.7 billion compared to December 31, 2019. During 2020, the Company issued $4.8 billion of senior notes with interest rates from 1.125% to 1.95% maturing in 2023 to 2030, $500 million in floating rate senior notes maturing in 2023 and $1.3 billion of subordinated notes with an interest rate of 2.25% maturing in 2030. These issuances were partially offset by the redemption of $4.6 billion of senior notes during 2020 and a decrease of $3.3 billion in long-term FHLB advances. FHLB advances represented 2.2% of total outstanding long-term debt at December 31, 2020, compared to 10.0% at December 31, 2019. The average cost of long-term debt was 1.75% for the year ended December 31, 2020, down 147 basis points compared to the same period in 2019. Truist entered into $20 billion of FHLB advances during 2020 to build liquidity and ensure the Company was able to meet the funding needs of its clients. As market conditions stabilized and deposits increased, these advances were repaid and the Company recognized a loss of $235 million on the early extinguishment of debt. The repayment of these advances improved net interest income, the net interest margin and the leverage ratios.

Shareholders' Equity

Total shareholders' equity was $70.9 billion at December 31, 2020, an increase of $4.4 billion from December 31, 2019. This increase includes the gross issuance of $3.5 billion of preferred stock during the year, $4.5 billion in net income available to common shareholders and an increase of $1.6 billion in AOCI, which was partially offset by $2.1 billion related to the adoption of CECL and $2.7 billion for common and preferred dividends. In addition, Truist redeemed $500 million of its Series K preferred stock during 2020. Truist's book value per common share at December 31, 2020 was $46.52, compared to $45.66 at December 31, 2019.

Refer to "Note 12. Shareholders' Equity" for additional disclosures related to preferred stock issuances.

Risk Management

Truist maintains a comprehensive risk management framework supported by people, processes and systems to identify, measure, monitor, manage and report significant risks arising from its exposures and business activities. Effective risk management involves optimizing risk and return while operating in a safe and sound manner and promoting compliance with applicable laws and regulations. The Company’s risk management framework promotes the execution of business strategies and objectives in alignment with its risk appetite.

Truist has developed and employs a risk taxonomy that further guides business functions in identifying, measuring, responding to, monitoring and reporting on possible exposures to the organization. The risk taxonomy drives internal risk conversations and enables Truist to clearly and transparently communicate to stakeholders the level of potential risk the Company faces, both presently and in the future, and the Company’s position on managing it to acceptable levels.

Truist is committed to fostering a culture that supports identification and escalation of risks across the organization. All teammates are responsible for upholding the Company’s purpose, mission, and values, and are encouraged to speak up if there is any activity or behavior that is inconsistent with the Company’s culture. The Truist code of ethics guides the Company’s decision making and informs teammates on how to act in the absence of specific guidance.

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

64 Truist Financial Corporation

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

Truist Financial Corporation 65

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

The principal types of inherent risk include market, credit, liquidity, compliance, strategic, reputational, operational and technology risks. The following is a discussion of these risks.

Market Risk

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

66 Truist Financial Corporation

Interest Rate Market Risk

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

Deposit betas are an important assumption in the interest rate risk modeling process. Truist applies an average deposit beta (the sensitivity of deposit rate changes relative to market rate changes) of approximately 50% to its non-maturity interest-bearing deposit accounts when determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 34: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate (bps)	Prime Rate
	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Up 100	4.25%	5.75%	4.18%	0.95%
Up 50	3.75	5.25	3.24	0.75
No Change	3.25	4.75	—	—
Down 25 (1)	3.00	4.50	(1.82)	NA
Down 50 (1)	2.75	4.25	(2.09)	(1.18)
(1)The Down 25 and 50 rates are floored at one basis point and may not reflect Down 25 and 50 basis points for all rate indices.

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

Management considers how the interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic cycle. Much of this liquidity increase has resulted in growth in noninterest-bearing demand deposits. Consistent with the industry, Truist has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of Truist. A decrease in the amount of these deposits in the future would reduce the asset sensitivity of Truist’s balance sheet because the Company would increase interest-bearing funds to offset the loss of this advantageous funding source.

The following table shows the results of Truist's interest-rate sensitivity position assuming the loss of demand deposits and an associated increase in managed rate deposits under various scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%.
Truist Financial Corporation 67

Table 35: Deposit Mix Sensitivity Analysis
Linear Change in Rates (bps)	Base Scenario at December 31, 2020 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	4.18%	3.36%	2.54%
Up 50	3.24	2.64	2.04
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2020 as presented in the preceding table.

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

The following table shows the effect that the indicated changes in interest rates would have on EVE:

Table 36: EVE Simulation Analysis
Change in Interest Rates (bps)	Hypothetical Percentage Change in EVE
	Dec 31, 2020	Dec 31, 2019
Up 100	3.9%	(2.9)%
No Change	—	—
Down 100	(7.6)	(3.0)

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. During October 2020, Truist initiated a new investment securities fair value hedging program, using fixed interest rate swaps to hedge prepayable securities. Truist also uses derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of December 31, 2020, Truist had derivative financial instruments outstanding with notional amounts totaling $322.9 billion, with an associated net fair value of $3.3 billion. See "Note 19. Derivative Financial Instruments" for additional disclosures.

LIBOR in its current form was anticipated to no longer be available after 2021. For most tenors of U.S. dollar LIBOR, subject to the results of a consultation period ending January 2021, the administrator of LIBOR is considering extending publication until June 30, 2023. Tenors used infrequently by Truist, including one week and two month U.S. dollar LIBOR, are still anticipated to cease publication at December 31, 2021, based on this new guidance. Truist has U.S. dollar LIBOR-based contracts that extend beyond June 30, 2023. To prepare for the transition to an alternative reference rate, management has formed a cross-functional project team to address the LIBOR transition. The project team has performed an assessment to identify the potential risks related to the transition from LIBOR to a new index. The project team provides updates to Executive Leadership and the Board.

Contract fallback language for existing loans and leases is under review and certain contracts will need updated provisions for the transition. Current fallback language used for new, renewed, and modified contracts is generally consistent with ARRC recommendations. Updates to current fallback language will be evaluated according to new regulatory guidance for the extension of timelines for the transition and expectations for production of U.S. dollar LIBOR contracts during 2021. Truist continues to manage the impact of these contracts and other financial instruments, systems implications, hedging strategies, and related operational and market risks on established project plans for business and operational readiness for the transition. Market risks associated with this change are dependent on the alternative reference rates available and market conditions at transition. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled "Item1A. Risk Factors." In 2020, Truist began offering SOFR-based lending solutions to wholesale and consumer clients, and entered into SOFR-based derivative contracts. Truist expects SOFR to become a more commonly-used pricing benchmark across the industry. Truist continues to evaluate SOFR for additional product offerings and other alternative reference rates as replacements for LIBOR.

Market risk from trading activities

As a financial intermediary, Truist provides its clients access to derivatives, foreign exchange and securities markets, which generate market risks. Trading market risk is managed using a comprehensive risk management approach, which includes measuring risk using VaR, stress testing and sensitivity analysis. Risk metrics are monitored against a suite of limits on a daily basis at both the trading desk level and at the aggregate portfolio level, which is intended to ensure that exposures are in line with Truist's risk appetite.

Truist is also subject to risk-based capital guidelines for market risk under the Market Risk Rule.

68 Truist Financial Corporation

Covered Trading Positions

Covered positions subject to the Market Risk Rule include trading assets and liabilities, specifically those held for the purpose of short-term resale or with the intent of benefiting from actual or expected short-term price movements, or to lock in arbitrage profits. Truist’s trading portfolio of covered positions results primarily from market making and underwriting services for the Company’s clients, as well as associated risk mitigating hedging activity. The trading portfolio, measured in terms of VaR, consists primarily of four sub-portfolios of covered positions: (i) credit trading, (ii) fixed income securities, (iii) interest rate derivatives and (iv) equity derivatives. As a market maker across different asset classes, Truist’s trading portfolio also contains other sub-portfolios, including foreign exchange, loan trading, and commodity derivatives; however, these portfolios do not generate material trading risk exposures.

Valuation policies, procedures, and methodologies exist for all covered positions. Additionally, trading positions are subject to independent price verification. See "Note 19. Derivative Financial Instruments," "Note 18. Fair Value Disclosures," and "Critical Accounting Policies" herein for discussion of valuation policies, procedures and methodologies.

Securitizations

As of December 31, 2020, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was not material. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of December 31, 2020.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for both the three and twelve months ended December 31, 2020 and 2019. The increase from the prior year was mainly due to the integration of the heritage SunTrust trading business and the market volatility due to the COVID-19 pandemic. As illustrated in the tables below, the inclusion of volatility levels observed in March 2020 in the 12-month VaR historic look-back window led to a convergence between VaR and Stressed VaR measures.
Truist Financial Corporation 69

Table 37: VaR-based Measures
Year Ended December 31,	2020		2019
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$65	$11	$9	$2
Average	27	6	1	1
Minimum	3	1	—	—
Period-end	28	7	7	2
VaR by Risk Class:
Interest Rate Risk		2		2
Credit Spread Risk		9		3
Equity Price Risk		2		2
Foreign Exchange Risk		—		—
Portfolio Diversification		(5)		(5)
Period-end		7		2

Stressed VaR-based measures

Stressed VaR, another component of market risk capital, is calculated using the same internal models as used for the VaR-based measure. Stressed VaR is calculated over a ten-day holding period at a one-tail, 99% confidence level and employs a historical simulation approach based on a continuous twelve-month historical window selected to reflect a period of significant financial stress for the Company’s trading portfolio. The following table summarizes Stressed VaR-based measures:

Table 38: Stressed VaR-based Measures - 10 Day Holding Period
Year Ended December 31,
(Dollars in millions)	2020	2019
Maximum	$65	$33
Average	33	5
Minimum	13	2
Period-end	28	28

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

There were seven company-wide VaR backtesting exceptions during the twelve months ended December 31, 2020, primarily driven by the COVID-19 pandemic, which led to a sudden and significant repricing of instruments in financial markets during the first and second quarters of 2020, as well as an increase in market volatility and deterioration in overall market liquidity. In accordance with established policy and procedure, all company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. Following such reviews, Truist determined that the VaR model performed in line with expectations and that the significant moves in underlying market risk factors caused by the COVID-19 pandemic would not typically have been captured within the 1-day VaR measure.

70 Truist Financial Corporation

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

Stress Testing

The Company uses a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VaR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large unexpected losses. Stress tests include simulations for historical repeats and hypothetical risk factor shocks. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in the Company's comprehensive stress testing framework. Management reviews stress testing scenarios on an ongoing basis and makes updates, as necessary, which is intended to ensure that both current and emerging risks are captured appropriately. Management also utilizes stress analyses to support the Company’s capital adequacy assessment standards. See the "Capital" section of this MD&A for additional discussion of capital adequacy.

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

Truist Financial Corporation 71

The following discussion describes the underwriting procedures and overall risk management of Truist's lending function.

Underwriting Approach

The loan portfolio is a primary source of profitability and risk; therefore, proper loan underwriting is critical to Truist's long-term financial success. Truist's underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that promote credit relationships that conform to Truist's risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

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

Liquidity Risk

Liquidity risk is the risk that (i) Truist will be unable to meet its obligations as they come due because of an inability to obtain adequate funding (funding liquidity risk), or (ii) Truist cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (market liquidity risk).

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

Strategic Risk

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

Reputation Risk

Reputation risk is the risk to current or anticipated earnings, capital, enterprise value, the Truist brand, and public confidence arising from negative publicity or public opinion, whether real or perceived, regarding Truist's business practices, products, services, transactions, or other activities undertaken by Truist, its representatives, or its partners. A negative reputation may impair Truist's relationship with clients, teammates, communities or shareholders, and it is often a residual risk that arises when other risks are not managed properly.

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

72 Truist Financial Corporation

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

MRM manages model risk in a holistic manner through a suite of model governance and model validation activities. The risk of each model is assessed and classified into various risk tiers. Additionally, MRM maintains an enterprise-wide model inventory containing relevant model information. Regarding model validation, MRM utilizes internal validation analysts and managers with skill sets in predictive modeling to perform detailed reviews of model development, implementation and conceptual soundness. On certain occasions, the MRM will also engage external parties to assist with validation efforts. Once in a production environment, MRM assesses a model’s performance on a periodic basis through ongoing monitoring reviews. MRM tracks issues that have been identified during model validation or through ongoing monitoring, and engages with model owners to ensure their timely remediation. MRM gauges model risk utilizing a collection of key risk indicators, which are periodically reported to relevant committees, including but not limited to, the Model Risk Management Committee as well as the Board Risk Committee. MRM will also present model risk topics to the Board Risk Committee as necessary.

Merger Integration Risk

The Truist Merger Program was designed to ensure successful integration following the Merger through strong governance practices and controls, with processes, metrics and reporting exemplifying a strong risk culture. The core Truist Merger Program structure consists of key stakeholders from each line of business. Integration activities and risk mitigation are monitored through established workgroups and Truist Merger Program leadership, with oversight and escalation into the Merger Oversight Committee (as the primary committee), TMC and Board Technology Committee.

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

Digital technology is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond Truist’s risk control thresholds. Truist maintains a comprehensive risk-based information security / cybersecurity framework implemented through people, processes, and technology whereby Truist actively monitors and evaluates threats, events, and the performance of its business operations and continually adapts its risk mitigation activities accordingly.

Truist's framework aligns with those of the National Institute of Standards and Technology, the International Standards Organization 27000 series, the IT Governance Institute, and the Control Objectives for Information and Related Technology, as well as conforms with the requirements and guidance from applicable regulatory authorities, including the Federal Financial Institutions Examination Council. In addition, Truist’s framework, which includes internally and externally focused capabilities, drives the development and implementation of Truist’s holistic data security strategy that is designed to reduce risk while enabling Truist’s corporate business objectives.

Truist has built an organization with dedicated, skilled talent to operationalize Truist’s cybersecurity strategy. The cybersecurity strategy is enabled by continuous enhancement of Truist’s multilayered defenses including advanced capabilities for early and rapid cyber threat identification, detection, protection, response, and recovery. Truist participates in the federally recognized financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center as a key part of the Company’s cyber threat intelligence and response programs, as well as other industry organizations and initiatives that promote industry best practices such as harmonized cybersecurity standards, cyber readiness, and secure consumer financial data sharing.

To further mitigate the risks presented by an evolving cyber threat landscape, Truist provides data protection guidance to clients and promotes data protection awareness and accountability through mandatory teammate training. Truist conducts scenario-driven test exercises simulating impacts and consequences developed through analysis of real-world technology incidents as well as known and anticipated cyber threats. These exercises are designed to assess the viability of Truist’s crisis response and management programs and provide the basis for continuous improvement.

Truist Financial Corporation 73

Truist’s cybersecurity risk program is overseen by Executive Leadership and the Board. Regular updates on the status of the cybersecurity risk program, including information security risks and incidents, emerging threats, and control environment, are aggregated and escalated to Executive Leadership and the Board. Additionally, Truist has a Cyber Incident Response Team that manages significant cyber-specific events with escalation up to Executive Leadership and the Board. Truist’s framework requires annual exercises at a minimum to test Truist’s preparedness. The Board devotes significant time and attention to its oversight of cyber security risk and approves related information security policies. Although Truist has invested substantial resources to manage and reduce cybersecurity risk, it is not possible to completely eliminate this risk. Truist obtains insurance that protects against certain losses, expenses, and damages associated with cybersecurity risk. See Item 1A, "Risk Factors," for additional information regarding cybersecurity risk.

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

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist's funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To ensure a strong liquidity position and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities. As of December 31, 2020 and December 31, 2019, Truist's liquid asset buffer, as a percent of total assets, was 20.2% and 16.5%, respectively.

The LCR rule directs large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, each as defined under the LCR rule. As of January 1, 2020, Truist is subject to the Category III reduced LCR requirements. Truist's average LCR was 113% for the three months ended December 31, 2020, well above the regulatory minimum of 100%.
Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company's assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, retirement of common stock, and payments on long-term debt.

See "Note 22. Parent Company Financial Information" for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At December 31, 2020 and December 31, 2019, the Parent Company had 43 months and 29 months, respectively, of cash on hand to satisfy projected cash outflows, and 22 months and 20 months, respectively, when including the payment of common stock dividends.

Truist Bank

Truist carefully manages liquidity risk at Truist Bank. Truist Bank's primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources including FHLB advances, repurchase agreements, and the FRB discount window. At December 31, 2020, Truist Bank had approximately $198.7 billion of available secured borrowing capacity, which represents approximately 9.4 times the amount of wholesale funding maturities in one-year or less. In addition to secured borrowing sources, Truist had excess eligible cash at the Federal Reserve Bank of $13.4 billion at December 31, 2020.

74 Truist Financial Corporation

The ability to raise funding at competitive prices is affected by the rating agencies' views of the Parent Company's and Truist Bank's credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. In April 2020, DBRS revised its outlook for Truist and Truist Bank from "positive" to "stable," citing economic deterioration related to COVID-19. DBRS affirmed all other ratings for Truist and Truist Bank. Additionally, Fitch revised its outlook for Truist and Truist Bank from "stable" to "negative," also citing pandemic-related economic deterioration. Fitch downgraded Truist’s subordinated debt to A-, and upgraded Truist’s preferred stock to BBB, in order to align these ratings to its recently revised bank rating methodology.

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

The ratings for Truist and Truist Bank by the major rating agencies are detailed in the table below:

Table 39: Credit Ratings of Truist Financial Corporation and Truist Bank
	S&P	Moody's	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	A- / A-2	A3	A+ / F1	AH / R-1L
Senior unsecured	A-	A3	A	AH
Subordinated	BBB+	A3	A-	A
Preferred stock	BBB-	Baa2(hyb)	BBB	BBBH
Truist Bank:
Issuer	A / A-1	A2	A+ / F1	AAL / R-1M
Senior unsecured	A	A2	A+	AAL
Deposits	NA	Aa2 / P-1	AA- / F1+	AAL / R-1M
Subordinated	A-	(P) A3	A	AH
Ratings outlook:
Credit trend	Stable	Stable	Negative	Stable

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

Truist Financial Corporation 75

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents Truist's contractual obligations by payment date as of December 31, 2020. The payment amounts represent amounts contractually due. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required. UTBs, which represent a reserve for tax positions taken or expected to be taken, which ultimately may not be sustained upon examination by taxing authorities, have been excluded from the table below since the ultimate amount and timing of any future tax settlements are uncertain. Refer to "Note 14. Income Taxes" for additional details related to UTBs.

Table 40: Contractual Obligations and Other Commitments
December 31, 2020 (Dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt (1)	$39,602	$5,373	$14,375	$11,106	$8,748
Operating leases	2,079	361	677	468	573
Commitments to fund affordable housing investments	1,057	623	364	27	43
Renewable energy, private equity and certain other equity method investment commitments (2)	547	284	145	74	44
Time deposits	21,941	17,438	3,860	593	50
Contractual interest payments (3)	3,723	1,012	1,407	838	466
Purchase obligations (4)	2,020	705	739	401	175
Nonqualified benefit plan obligations (5)	1,914	22	54	53	1,785
Total contractual cash obligations	$72,883	$25,818	$21,621	$13,560	$11,884
(1)Amounts include imputed interest of $5 million related to finance leases.
(2)Based on estimated payment dates.
(3)Includes accrued interest and future contractual interest obligations. Variable rate payments are based upon the rate in effect at December 31, 2020.
(4)Represents obligations to purchase goods or services that are enforceable and legally binding. Many of the purchase obligations have terms that are not fixed and determinable and are included in the table above based upon the estimated timing and amount of payment. In addition, certain of the purchase agreements contain clauses that would allow Truist to cancel the agreement with specified notice; however, that impact is not included in the table above.
(5)Although technically unfunded plans, rabbi trusts and insurance policies on the lives of certain of the covered employees are available to finance future benefit plan payments.

Truist's commitments include investments in affordable housing projects throughout its market area, renewable energy credits, and private equity funds. Refer to "Note 1. Basis of Presentation" and "Note 16. Commitments and Contingencies" for further discussion of these commitments. In addition, Truist enters into derivative contracts to manage various financial risks. Further discussion of derivative instruments is included in "Note 1. Basis of Presentation" and "Note 19. Derivative Financial Instruments." Further discussion related to the nature of Truist's obligations is included in "Note 16. Commitments and Contingencies." Further discussion of Truist's commitments is included in "Note 16. Commitments and Contingencies" and "Note 18. Fair Value Disclosures."

76 Truist Financial Corporation

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

Table 41: Capital Requirements and Targets
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer (3)	Truist Targets (1)
		Truist	Truist Bank		Interim Operating (2)	Stressed
CET1	4.5%	NA	6.5%	7.2%	8.0%	7.2%
Tier 1 capital	6.0	6.0	8.0	8.7	9.3	8.7
Total capital	8.0	10.0	10.0	10.7	11.3	10.7
Leverage ratio	4.0	NA	5.0	NA	7.5	7.0
Supplementary leverage ratio	3.0	NA	NA	NA	6.5	6.0
(1)The Truist targets are subject to revision based on finalization of pending regulatory guidance and other strategic factors.
(2)Truist's goal is to maintain capital levels above all regulatory minimums.
(3)Reflects a SCB of 270 basis points for Truist.

During the first quarter of 2020, as market conditions evolved, Truist received Board approval to establish new interim operating targets that provide for sufficient capital levels while allowing the company to support clients through the economic downturn. These interim operating targets will be evaluated as economic conditions evolve.

While nonrecurring events or management decisions may result in the Company temporarily falling below its operating targets for one or more of these ratios, it is management's intent to return to these operating targets within a reasonable period of time through capital planning. Such temporary decreases below the operating minimums shown above are not considered an infringement of Truist's overall capital policy, provided a return above the minimums is forecasted to occur within a reasonable time period.

In August 2020, the Federal Reserve informed Truist of its SCB of 270 basis points for risk-based capital ratios. This buffer was determined based on stress testing results developed by the Federal Reserve and is effective from October 1, 2020 through September 30, 2021, at which point a revised SCB will be calculated and provided to Truist. Consistent with the Federal Reserve’s mandate across the industry, Truist resubmitted its capital plan in November 2020 to reflect changes in financial markets and the macroeconomic outlook. Truist’s review of the results of the 2020 CCAR supervisory stress test notes that the modeled outcomes shown by the FRB differ from those calculated by the Company. Truist believes those differences are attributable in part to the application of purchase accounting associated with the Merger. Purchase accounting adjustments could result in a reduction in provision expense and an increase in pre-provision net revenue. These differences could result in higher capital ratios than were reflected in the CCAR results.

In December 2020, the Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock beginning in the first quarter of 2021, as well as certain other actions to optimize Truist’s capital position. Management’s intention is to maintain an approximate 10% Common Equity Tier 1 ratio after considering strategic actions such as non-bank acquisitions or stock repurchases, as well as changes in risk-weighted assets. Any stock repurchase activity will be informed by economic and regulatory considerations as well as Truist’s capital position, earnings outlook, and capital deployment priorities.

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

Truist Financial Corporation 77

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

Truist Bank's capital ratios are presented in the following table:

Table 42: Capital Ratios - Truist Bank
December 31,	2020	2019
CET1 to risk-weighted assets	11.0%	10.6%
Tier 1 capital to risk-weighted assets	11.0	10.6
Total capital to risk-weighted assets	13.0	12.0
Leverage ratio (1)	8.7	14.5
Supplementary leverage ratio (2)	7.5	NA
(1)The leverage ratio is calculated using end of period Tier 1 capital and quarterly average tangible assets. The timing of the Merger impacted the 4Q19 result.
(2)Truist Bank became subject to the supplementary leverage ratio as of January 1, 2020.

Truist's capital ratios are presented in the following table:

Table 43: Capital Ratios - Truist Financial Corporation
December 31, (Dollars in millions, except per share data, shares in thousands)	2020	2019
Risk-based:
CET1 capital to risk-weighted assets	10.0%	9.5%
Tier 1 capital to risk-weighted assets	12.1	10.8
Total capital to risk-weighted assets	14.5	12.6
Leverage ratio (1)	9.6	14.7
Supplementary leverage ratio (2)	8.7	NA
Non-GAAP capital measure (3):
Tangible common equity per common share	$26.78	$25.93
Calculation of tangible common equity (3):
Total shareholders' equity	$70,912	$66,558
Less:
Preferred stock	8,048	5,102
Noncontrolling interests	105	174
Goodwill and intangible assets, net of deferred taxes	26,629	26,482
Tangible common equity	$36,130	$34,800
Risk-weighted assets	$379,153	$376,056
Common shares outstanding at end of period	1,348,961	1,342,166
(1)The leverage ratio is calculated using end of period Tier 1 capital and quarterly average tangible assets. The timing of the Merger impacted the 4Q19 result.
(2)Truist became subject to the supplementary leverage ratio as of January 1, 2020.
(3)Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets, net of deferred taxes, and their related amortization. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist's management uses these measures to assess the quality of capital and returns relative to balance sheet risk. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Capital ratios improved compared to year-end 2020, due to growth in CET1 capital, partially offset by higher risk-weighted assets. Truist's capital levels remain strong compared to the regulatory levels for well capitalized banks at December 31, 2020. Truist’s other capital measures also improved as Truist issued various capital instruments to strengthen its capital position. Truist issued $3.5 billion of preferred stock and redeemed $500 million of Series K preferred stock during 2020. In addition, Truist issued $1.3 billion of subordinated debt. During 2020,Truist paid $2.4 billion in common stock dividends or $1.80 per share, which resulted in a total payout ratio of 58.0% for the year.
78 Truist Financial Corporation

Table 44: Quarterly Financial Summary – Unaudited
	2020				2019
(Dollars in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated summary of operations:
Interest income	$3,611	$3,623	$3,888	$4,426	$2,812	$2,218	$2,206	$2,173
Interest expense	245	261	440	776	585	518	516	477
Provision for credit losses	177	421	844	893	171	117	172	155
Noninterest income	2,285	2,210	2,423	1,961	1,398	1,303	1,352	1,202
Noninterest expense	3,833	3,755	3,878	3,431	2,575	1,840	1,751	1,768
Provision for income taxes	311	255	191	224	153	218	234	177
Net income	1,330	1,141	958	1,063	726	828	885	798
Noncontrolling interest	1	3	3	3	5	3	(1)	6
Preferred stock dividends	101	70	53	74	19	90	44	43
Net income available to common shareholders	$1,228	$1,068	$902	$986	$702	$735	$842	$749
Basic EPS	$0.91	$0.79	$0.67	$0.73	$0.76	$0.96	$1.10	$0.98
Diluted EPS	$0.90	$0.79	$0.67	$0.73	$0.75	$0.95	$1.09	$0.97
Selected average balances:
Assets	$503,181	$500,826	$514,720	$477,550	$302,059	$232,420	$229,249	$225,573
Securities, at amortized cost	102,053	79,828	75,159	75,701	60,699	48,900	46,115	46,734
Loans and leases (1)	308,188	315,691	326,435	307,748	193,641	152,042	151,557	148,790
Total earning assets	438,666	435,394	446,825	413,533	263,115	203,408	200,839	197,721
Deposits	375,266	372,211	370,818	334,649	210,716	161,992	159,891	160,045
Short-term borrowings	6,493	6,209	8,998	18,900	11,489	8,307	8,367	5,624
Long-term debt	40,284	40,919	55,537	46,547	29,888	22,608	23,233	23,247
Total interest-bearing liabilities	294,940	295,373	321,478	306,961	187,608	140,407	138,811	136,633
Shareholders' equity	70,145	69,634	66,863	65,412	41,740	32,744	31,301	30,541
(1)Loans and leases are net of unearned income and include LHFS.

Fourth Quarter 2020 Results Compared to Fourth Quarter 2019

Total taxable-equivalent revenues were $5.7 billion for the fourth quarter of 2020, an increase of $2.0 billion compared to the earlier quarter, reflecting an increase of $1.1 billion in taxable-equivalent net interest income and an increase of $887 million in noninterest income.

Net interest margin was 3.08%, down 33 basis points compared to the earlier quarter. Average earning assets increased $175.6 billion. The increase in average earning assets reflects a $114.5 billion increase in average total loans and leases and a $41.4 billion increase in average securities. Average other earning assets increased $17.5 billion primarily due to higher interest-earning balances at the Federal Reserve. Average interest-bearing liabilities increased $107.3 billion compared to the earlier quarter. Average interest-bearing deposits increased $101.9 billion, average long-term debt increased $10.4 billion and average short-term borrowings decreased $5.0 billion. The significant increases in earning assets and liabilities are primarily due to the Merger, as well as impacts from the COVID-19 pandemic and the resulting government stimulus programs.

The yield on the total loan portfolio for the fourth quarter of 2020 was 4.12%, down 79 basis points compared to the earlier quarter, reflecting the impact of rate decreases, partially offset by purchase accounting accretion from merged loans. The yield on the average securities portfolio was 1.60%, down 105 basis points compared to the earlier quarter primarily due to lower yields on new purchases.

The average cost of total deposits was 0.07%, down 50 basis points compared to the earlier quarter, and the average cost of interest-bearing deposits was 0.11%, down 71 basis points compared to the earlier quarter. The average rate on short-term borrowings was 0.77%, down 138 basis points compared to the earlier quarter. The average rate on long-term debt was 1.64%, down 128 basis points compared to the earlier quarter. The lower rates on interest-bearing liabilities reflect the lower rate environment. The lower rates on long-term debt also reflect the amortization of the fair value mark on the assumed debt and the issuance of new long-term debt.

The provision for credit losses was $177 million, compared to $171 million for the earlier quarter. Net charge-offs for the fourth quarter of 2020 totaled $205 million compared to $192 million in the earlier quarter. The net charge-off rate for the current quarter of 0.27% was down 13 basis points compared to the fourth quarter of 2019.

Truist Financial Corporation 79

Noninterest income for the fourth quarter of 2020 increased $887 million compared to the earlier quarter. The earlier quarter included a loss of $116 million from the sale of securities. Excluding the securities losses, noninterest income increased $771 million, with nearly all categories of noninterest income being impacted by the Merger. Insurance income increased $36 million due to strong production and premium growth, as well as acquisitions. Investment banking and trading income, commercial real estate related income, wealth management income and residential mortgage banking income all had improved performance compared to the combined levels from the earlier quarter. Service charges on deposits continued to rebound, but remained below 2019 combined levels due to reduced overdraft incident rates.

Noninterest expense for the fourth quarter of 2020 was up $1.3 billion compared to the earlier quarter. Merger-related and restructuring charges and other incremental operating expenses related to the Merger increased $85 million and $78 million, respectively. Excluding the merger-related items mentioned above and the impact of an increase of $101 million of amortization expense for intangibles, adjusted noninterest expense was up $994 million primarily reflecting the impact of the Merger.

The provision for income taxes was $311 million for the fourth quarter of 2020, compared to $153 million for the earlier quarter. This produced an effective tax rate for the fourth quarter of 2020 of 19.0%, compared to 17.4% for the earlier quarter. The higher effective tax rate is primarily due to higher pre-tax income.

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

ACL

Truist's policy is to maintain an ACL, which represents management's best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one year period. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

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
80 Truist Financial Corporation

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

Fair Value of Financial Instruments

The vast majority of assets and liabilities measured at fair value on a recurring basis are based on either quoted market prices or market prices for similar instruments. Refer to "Note 18. Fair Value Disclosures" for additional disclosures regarding the fair value of financial instruments and "Note 2. Business Combinations" for additional disclosures regarding business combinations.

Securities

Truist generally utilizes a third-party pricing service in determining the fair value of its AFS investment securities, whereas trading securities are priced internally. Fair value measurements for investment securities are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. Management performs procedures to evaluate the fair values provided by the third-party service provider. These procedures, which are performed independent of the responsible BU, include comparison of pricing information received from the third party pricing service to other third-party pricing sources, review of additional information provided by the third-party pricing service and other third-party sources for selected securities and back-testing to compare the price realized on security sales to the daily pricing information received from the third-party pricing service. The Enterprise Valuation Committee, which provides oversight to Truist's enterprise-wide IPV function, is responsible for the comparison of pricing information received from the third-party pricing service or internally to other third-party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity or inactive markets for certain securities, the valuation of the security is subjective and may involve substantial judgment by management to reflect unobservable input assumptions.

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

LHFS

Truist originates certain residential and commercial mortgage loans for sale to investors that are measured at fair value. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as components of residential mortgage income and commercial real estate related income, while the related origination costs are generally recognized in personnel expense when incurred. The changes in fair value are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the LHFS. Truist uses various derivative instruments to mitigate the economic effect of changes in fair value of the underlying loans. LHFS also includes certain loans, generally carried at LOCOM, where management has committed to a formal plan of sale and the loans are available for immediate sale. Adjustments to reflect unrealized gains and losses resulting from changes in fair value, up to the original carrying amount, and realized gains and losses upon ultimate sale are classified as noninterest income. The fair value of these loans is estimated using observable market prices when available, although may also incorporate other unobservable inputs such as indicative bids or broker price opinions. Refer to "Note 1. Basis of Presentation" for further description of the Company’s accounting for LHFS.
Truist Financial Corporation 81

Trading Loans

Truist elects to measure certain loans at fair value for financial reporting where fair value aligns with the underlying business purpose. Specifically, loans included within this classification include trading loans that are (i) purchased in connection with the Company’s TRS business, (ii) part of the loan sales and trading business within the C&CB segment, or (iii) backed by the SBA. Refer to "Note 16. Commitments and Contingencies," and "Note 19. Derivative Financial Instruments," for further discussion of the Company’s TRS business. The loans purchased in connection with the Company’s TRS and sales and trading businesses are primarily commercial and corporate leveraged loans valued based on quoted prices for identical or similar instruments in markets that are not active by a third party pricing service. SBA loans are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value.

Derivative Assets and Liabilities

Truist uses derivatives to manage various financial risks and in a dealer capacity to facilitate client transactions. Truist mitigates credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to Truist when their unsecured loss positions exceed certain negotiated limits. The fair values of derivative financial instruments are determined based on quoted market prices and internal pricing models that use market observable data for interest rates, foreign exchange, equity and credit. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that Truist does not expect to fund and includes the value attributable to the net servicing fee. Refer to "Note 19. Derivative Financial Instruments" for further information on the Company’s derivatives.

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

At December 31, 2020, Truist’s reporting units with goodwill balances were CB&W, C&CB and IH. Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. For its annual impairment review, Truist elected to perform a quantitative test of each of its reporting units. The quantitative impairment test estimates the fair value of the reporting units using the income approach and the market approach, weighted 60% and 40%, respectively. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information, key valuation multiples and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit.

The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information. Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of historic bank control premiums and the current market.

82 Truist Financial Corporation

Multi-year financial forecasts are developed for each reporting unit by considering several inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense and required capital. Of these inputs, the projection of net interest margin is the most significant to the financial projections of the CB&W and C&CB reporting units. The long-term growth rate used in determining the terminal value of each reporting unit was 2.5% as of October 1, 2020, based on management's assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. The discount rates utilized for the CB&W, C&CB and IH reporting units as of October 1, 2020 were 11%, 10%, and 9%, respectively.

Based on the Company’s annual impairment analysis of goodwill as of October 1, it was determined for the CB&W, C&CB and IH reporting units that the respective reporting unit's fair value was in excess of its respective carrying value as of October 1, 2020; however, for the C&CB reporting unit the fair value of the reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of this reporting unit may be at risk of impairment. Circumstances that could negatively impact the fair value for the C&CB reporting unit in the future include an increase in the applicable discount rate, an increase in required capital, or deterioration in the C&CB reporting unit’s forecasts.

The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The Company performs sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. The analysis of the C&CB reporting unit at October 1, 2020, indicated that if the discount rate was increased 100 basis points, the reporting unit's fair value would be less than its carrying value, resulting in goodwill impairment. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit's carrying value could change based on market conditions, asset growth, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

The Company monitored events and circumstances during the fourth quarter of 2020, including the continuing effects of the COVID-19 pandemic, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2020.

Income Taxes

Truist is subject to income tax laws of the U.S., its states, and the municipalities in which the Company conducts business. In estimating the net amount due to or to be received from tax jurisdictions either currently or in the future, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the Company’s tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws and new judicial guidance, the status of examinations by the tax authorities, and newly enacted statutory and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect operating results. Truist reviews tax positions quarterly and adjusts accrued taxes as new information becomes available.

Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. The Company regularly evaluates the realizability of DTAs, recognizing a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. Truist currently maintains a valuation allowance for certain state carryforwards and certain other state DTAs. For additional income tax information, refer to "Note 1. Basis of Presentation" and "Note 14. Income Taxes."

Pension and Postretirement Benefit Obligations

Truist offers various pension plans and postretirement benefit plans to teammates. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. In 2020, in connection with the merger of the BB&T and SunTrust pension plans Truist refined the corporate bond yield curve used in determining the discount rate and moved to a AA Above Median yield curve from the previously used AA rated bond yield curve. The impact of this change was an increase of approximately 11 basis points in the discount rate as of December 31, 2020.
Truist Financial Corporation 83

Management also considered the sensitivity that changes in the expected return on plan assets and the discount rate would have on pension expense. For the Company’s qualified plans, a decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $27 million for 2021, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $149 million in pension expense for 2021. Refer to "Note 15. Benefit Plans" for disclosures related to the benefit plans.

84 Truist Financial Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Truist Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Truist Financial Corporation and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses in 2020.

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

Truist Financial Corporation 85

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

Allowance for Credit Losses for Certain Commercial and Consumer Portfolios

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) represents management's best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The consolidated ACL balance was $6.2 billion as of December 31, 2020, including $2.9 billion for commercial portfolios and $2.6 billion for consumer portfolios. Estimates of expected future credit losses are determined by management using quantitative models and by applying qualitative adjustments to the modeled results. The models are designed to forecast probability of default, exposure at default, and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are applied to pools of loans with similar risk characteristics. The macroeconomic forecast data used in the quantitative models is based on forecasted variables for a reasonable and supportable period. The qualitative adjustments incorporate management judgment and are used to account for limitations in modeled results related to current economic conditions and other risks in the portfolios.

The principal considerations for our determination that performing procedures relating to the ACL for certain commercial and consumer portfolios is a critical audit matter are (i) the significant judgment by management in determining the ACL quantitative model results and certain qualitative adjustments, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the quantitative model results and certain qualitative adjustments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the ACL estimation process for certain commercial and consumer portfolios, which included controls related to the quantitative model results and certain qualitative adjustments. These procedures also included, among others, testing management’s process for determining the ACL for certain commercial and consumer portfolios quantitative model results and certain qualitative adjustments, including evaluating the appropriateness of the quantitative models and management’s methodology, testing the data used in the estimate, and evaluating the reasonableness of judgments used by management in estimating certain qualitative adjustments. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of these quantitative models and the reasonableness of judgments used by management relating to certain qualitative adjustments.

86 Truist Financial Corporation

Annual Goodwill Impairment Assessment - CB&W and C&CB Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $24.4 billion as of December 31, 2020. The goodwill associated with the CB&W and C&CB reporting units was $15.8 billion and $6.2 billion as of December 31, 2020, respectively. Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 1, or more often, if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Management determines the fair value of reporting units using the income approach and the market approach. For the income approach, management determines the fair value of the reporting units using a discounted cash flow analysis by utilizing a multi-year financial forecast for each reporting unit by considering several inputs and assumptions including net interest margin, expected credit losses, noninterest income, noninterest expense and required capital.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment for the CB&W and C&CB reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of these reporting units using the income approach, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to management’s discount rates and net interest margin assumptions used in the income approach, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the CB&W and C&CB reporting units. These procedures also included, among others, testing management’s process for determining the fair value of the CB&W and C&CB reporting units, evaluating the appropriateness of management’s income approach, testing the data used in the income approach, and evaluating the discount rates and net interest margin assumptions used by management in the income approach. Evaluating management’s assumptions related to the discount rates and net interest margin involved evaluating whether the assumptions were reasonable considering the current and past performance of the reporting units and consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the income approach and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 24, 2021

We have served as the Company's auditor since 2002.
Truist Financial Corporation 87

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

December 31, (Dollars in millions, except per share data, shares in thousands)	2020	2019
Assets
Cash and due from banks	$5,029	$4,084
Interest-bearing deposits with banks	13,839	14,981
Securities borrowed or purchased under resale agreements	1,745	1,417
Trading assets at fair value	3,872	5,733
AFS securities at fair value	120,788	74,727
LHFS (including $4,955 and $5,673 at fair value, respectively)	6,059	8,373
Loans and leases	299,734	299,842
ALLL	(5,835)	(1,549)
Loans and leases, net of ALLL	293,899	298,293
Premises and equipment	3,870	3,712
Goodwill	24,447	24,154
CDI and other intangible assets	2,984	3,142
MSRs (including $2,023 and $2,618 at fair value, respectively)	2,023	2,630
Other assets (including $4,891 and $3,310 at fair value, respectively)	30,673	31,832
Total assets	$509,228	$473,078
Liabilities
Noninterest-bearing deposits	$127,629	$92,405
Interest-bearing deposits	253,448	242,322
Short-term borrowings (including $1,115 and $1,074 at fair value, respectively)	6,092	18,218
Long-term debt	39,597	41,339
Other liabilities (including $555 and $366 at fair value, respectively)	11,550	12,236
Total liabilities	438,316	406,520
Shareholders' Equity
Preferred stock, $5 par value, liquidation preference of $25,000 per share	8,048	5,102
Common stock, $5 par value	6,745	6,711
Additional paid-in capital	35,843	35,609
Retained earnings	19,455	19,806
AOCI, net of deferred income taxes	716	(844)
Noncontrolling interests	105	174
Total shareholders' equity	70,912	66,558
Total liabilities and shareholders' equity	$509,228	$473,078
Common shares outstanding	1,348,961	1,342,166
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	280	145
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
88 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions, except per share data; shares in thousands)	2020	2019	2018
Interest Income
Interest and fees on loans and leases	$13,485	$7,982	$6,894
Interest on securities	1,739	1,319	1,160
Interest on other earning assets	324	108	66
Total interest income	15,548	9,409	8,120
Interest Expense
Interest on deposits	785	1,101	644
Interest on long-term debt	800	797	683
Interest on other borrowings	137	198	111
Total interest expense	1,722	2,096	1,438
Net Interest Income	13,826	7,313	6,682
Provision for credit losses	2,335	615	566
Net Interest Income After Provision for Credit Losses	11,491	6,698	6,116
Noninterest Income
Insurance income	2,193	2,072	1,852
Wealth management income	1,277	715	660
Service charges on deposits	1,020	762	712
Residential mortgage income	1,000	285	258
Investment banking and trading income	944	244	154
Card and payment related fees	761	555	522
Lending related fees	315	124	99
Operating lease income	309	153	145
Commercial real estate related income	271	116	100
Income from bank-owned life insurance	179	129	116
Securities gains (losses)	402	(116)	3
Other income (loss)	208	216	255
Total noninterest income	8,879	5,255	4,876
Noninterest Expense
Personnel expense	8,146	4,833	4,313
Professional fees and outside processing	1,252	433	365
Net occupancy expense	904	507	491
Software expense	862	338	272
Amortization of intangibles	685	164	131
Equipment expense	484	280	267
Marketing and customer development	273	137	102
Operating lease depreciation	258	136	120
Loan-related expense	242	123	108
Regulatory costs	125	81	134
Merger-related and restructuring charges	860	360	146
Loss (gain) on early extinguishment of debt	235	—	—
Other expense	571	542	483
Total noninterest expense	14,897	7,934	6,932
Earnings
Income before income taxes	5,473	4,019	4,060
Provision for income taxes	981	782	803
Net income	4,492	3,237	3,257
Noncontrolling interests	10	13	20
Net income available to the bank holding company	4,482	3,224	3,237
Dividends on preferred stock	298	196	174
Net income available to common shareholders	$4,184	$3,028	$3,063
Basic EPS	$3.11	$3.76	$3.96
Diluted EPS	3.08	3.71	$3.91
Basic weighted average shares outstanding	1,347,080	805,104	772,963
Diluted weighted average shares outstanding	1,358,289	815,204	783,484

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 89

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions)	2020	2019	2018
Net income	$4,492	$3,237	$3,257
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	247	42	(160)
Change in unrealized net gains (losses) on cash flow hedges	37	(70)	61
Change in unrealized net gains (losses) on AFS securities	1,274	880	(144)
Other, net	2	19	(5)
Total OCI, net of tax	1,560	871	(248)
Total comprehensive income	$6,052	$4,108	$3,009
Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$79	$11	$(50)
Change in unrealized net gains (losses) on cash flow hedges	11	(21)	20
Change in unrealized net gains (losses) on AFS securities	396	271	(45)
Other, net	—	5	1
Total income taxes related to OCI	$486	$266	$(74)

The accompanying notes are an integral part of these consolidated financial statements.

90 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2018	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Net income	—	—	—	—	3,237	—	20	3,257
OCI	—	—	—	—	—	(248)	—	(248)
Issued in connection with equity awards, net	4,554	—	23	(29)	—	—	—	(6)
Repurchase of common stock	(23,234)	—	(116)	(1,089)	—	—	—	(1,205)
Cash dividends declared on common stock	—	—	—	—	(1,204)	—	—	(1,204)
Cash dividends declared on preferred stock	—	—	—	—	(174)	—	—	(174)
Equity-based compensation expense	—	—	—	141	—	—	—	141
Other, net	—	—	—	(67)	—	—	(11)	(78)
Balance, December 31, 2018	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Net income	—	—	—	—	3,224	—	13	3,237
OCI	—	—	—	—	—	871	—	871
Issued in business combinations	575,067	2,045	2,875	28,626	—	—	—	33,546
Issued in connection with equity awards, net	3,773	—	19	(34)	—	—	—	(15)
Issued in connection with preferred stock offerings	—	1,683	—	—	—	—	—	1,683
Redemption of preferred stock	—	(1,679)	—	—	(46)	—	—	(1,725)
Cash dividends declared on common stock	—	—	—	—	(1,309)	—	—	(1,309)
Cash dividends declared on preferred stock	—	—	—	—	(150)	—	—	(150)
Equity-based compensation expense	—	—	—	165	—	—	—	165
Other, net	—	—	—	3	(31)	—	105	77
Balance, December 31, 2019	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Net income	—	—	—	—	4,482	—	10	4,492
OCI	—	—	—	—	—	1,560	—	1,560
Issued in connection with equity awards, net	6,795	—	34	(119)	(2)	—	—	(87)
Issued in connection with preferred stock offerings	—	3,449	—	—	—	—	—	3,449
Redemption of preferred stock	—	(503)	—	—	3	—	—	(500)
Cash dividends declared on common stock	—	—	—	—	(2,424)	—	—	(2,424)
Cash dividends declared on preferred stock	—	—	—	—	(301)	—	—	(301)
Equity-based compensation expense	—	—	—	353	—	—	—	353
Cumulative effect adjustment for new accounting standards	—	—	—	—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(79)	(79)
Balance, December 31, 2020	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 91

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$4,492	$3,237	$3,257
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,335	615	566
Depreciation	923	466	424
Amortization of intangibles	685	164	131
Equity-based compensation expense	353	165	141
Securities (gains) losses	(402)	116	(3)
Net change in operating assets and liabilities:
LHFS	718	(1,895)	188
MSRs	607	97	(52)
Pension asset	(779)	(1,815)	99
Derivative assets and liabilities	(2,690)	(312)	(85)
Trading assets	1,861	368	242
Other assets and other liabilities	186	379	(33)
Other, net	(852)	(65)	(526)
Net cash from operating activities	7,437	1,520	4,349
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	5,276	36,780	383
Proceeds from maturities, calls and paydowns of AFS securities	24,627	4,797	3,674
Purchases of AFS securities	(72,808)	(42,646)	(4,722)
Proceeds from maturities, calls and paydowns of HTM securities	—	2,499	2,442
Originations and purchases of loans and leases, net of sales and principal collected	2,613	656	(6,266)
Net cash received (paid) for FHLB stock	600	147	(47)
Net cash paid for premises and equipment	(815)	(224)	(363)
Net cash received (paid) for mergers, acquisitions and divestitures	(2,439)	6,256	(296)
Other, net	(706)	83	232
Net cash from investing activities	(43,652)	8,348	(4,963)
Cash Flows From Financing Activities:
Net change in deposits	48,599	2,917	3,838
Net change in short-term borrowings	(12,124)	6,293	240
Proceeds from issuance of long-term debt	26,644	7,084	2,769
Repayment of long-term debt	(28,278)	(9,265)	(2,533)
Repurchase of common stock	—	—	(1,205)
Net proceeds from preferred stock issued	3,449	1,683	—
Redemption of preferred stock	(500)	(1,725)	—
Cash dividends paid on common stock	(2,424)	(1,309)	(1,204)
Cash dividends paid on preferred stock	(301)	(150)	(174)
Net cash received (paid) for hedge unwinds	1,101	(130)	(126)
Other, net	(148)	(45)	(103)
Net cash from financing activities	36,018	5,353	1,502
Net Change in Cash and Cash Equivalents	(197)	15,221	888
Cash and Cash Equivalents, January 1	19,065	3,844	2,956
Cash and Cash Equivalents, December 31	$18,868	$19,065	$3,844
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$1,834	$1,921	$1,408
Income taxes	126	443	99
Noncash investing activities:
Transfer of loans HFI to LHFS	2,562	7,434	77
Stock issued in business combinations	—	33,546	—
Transfer of HTM securities to AFS	—	18,022	—

The accompanying notes are an integral part of these consolidated financial statements.
92 Truist Financial Corporation

NOTE 1. Basis of Presentation

Truist Financial Corporation is a purpose-driven financial services company committed to inspire and build better lives and communities. With the combined history of BB&T and SunTrust, Truist has leading market share in many high-growth markets in the country. The Company offers a wide range of services including retail, small business and commercial banking; asset management; capital markets; commercial real estate; corporate and institutional banking; insurance; mortgage; payments; specialized lending; and wealth management. Headquartered in Charlotte, North Carolina, Truist is the sixth-largest commercial bank in the U.S. The Company operates and measures business activity across three business segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings. For additional information on the Company’s business segments, see "Note 21. Operating Segments."

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. The accounting and reporting policies are in accordance with GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities. The following is a summary of significant accounting policies.

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

Investments in VIEs are evaluated to determine if Truist is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to Truist's obligation to absorb losses or receive residual returns of the entity. Truist has variable interests in certain entities that are not required to be consolidated, including affordable housing and other partnership interests. Refer to "Note 16. Commitments and Contingencies" for additional disclosures regarding Truist's VIEs.

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

Truist Financial Corporation 93

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks and interest-bearing deposits with banks that have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Restricted cash was immaterial at December 31, 2020 and 2019.

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

Trading Activities

Various trading assets and liabilities are used to accommodate the investment and risk management activities of the Company's clients. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. The Company elects to apply fair value accounting to trading loans. Trading loans include: (i) loans held in connection with the Company's trading business primarily consisting of commercial and corporate leveraged loans; (ii) certain SBA loans guaranteed by the U.S. government; and (iii) loans made or acquired in connection with the Company’s TRS business. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. Trading assets and liabilities are measured at fair value with changes in fair value recognized within Noninterest income in the Company’s Consolidated Statements of Income. Interest income on trading account securities is included in Interest on other earning assets. For additional information on the Company’s trading activities, see "Note 16. Commitments and Contingencies" and "Note 18. Fair Value Disclosures."

Investment Securities

The Company invests in various debt securities primarily for liquidity management purposes and as part of the overall ALM process to optimize income and market performance. Investments in debt securities that are not held for trading purposes are classified as AFS.

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

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. Credit losses are measured on an individual basis and recognized in an ACL. Changes in expected credit losses are recognized in the Provision for credit losses in the Consolidated Statements of Income. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the US government, are highly rated by rating agencies and have a long history of no credit losses. There was no ACL on the Company’s AFS debt securities at December 31, 2020.

94 Truist Financial Corporation

Prior to the adoption of CECL on January 1, 2020, investment securities in an unrealized loss position were evaluated quarterly for OTTI. Truist considered such factors as the length of time and the extent to which the fair value was below amortized cost, long term expectations and recent experience regarding principal and interest payments, Truist's intent to sell and whether it was more-likely-than-not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis.

The credit component of an OTTI loss was recognized in earnings and the non-credit component was recognized in AOCI, net of tax, in situations where Truist did not intend to sell the security and it was more-likely-than-not that Truist would have been required to sell the security prior to recovery. Subsequent to recognition of OTTI, an increase in expected cash flows was recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.

Equity Securities

Equity securities that are not classified as trading assets or liabilities are recorded in Other assets on the Company’s Consolidated Balance Sheets. Equity securities with readily determinable fair values are considered marketable and measured at fair value, with changes in the fair value recognized as a component of Noninterest income in the Company’s Consolidated Statements of Income. Marketable equity securities include mutual fund investments and other publicly traded equity securities. Dividends received from marketable equity securities and FHLB stock are recognized within Interest income in the Consolidated Statements of Income. Equity securities that are not accounted for under the equity method and that do not have readily determinable fair values are considered non-marketable and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments to the carrying value of these non-marketable equity securities are recognized in Other noninterest income in the Company’s Consolidated Statements of Income. Non-marketable equity securities include FHLB stock and other equity investments. For additional information on the Company’s equity securities, see "Note 18. Fair Value Disclosures."

LHFS

LHFS includes residential and commercial mortgage loans that management intends to sell in the secondary market and other loans that management has an active plan to sell.

The Company elects to apply fair value accounting to substantially all residential and commercial mortgage loans that are originated with the intent to be sold in the secondary market. Direct loan origination fees associated with these loans are recorded as Residential mortgage and Commercial real estate related income. The majority of direct origination costs are recorded in Personnel expense. The fair value of these loans is derived from observable current market prices when available and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models that reflect assumptions consistent with those that would be used by a market participant in estimating fair value.

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

LHFS also includes specifically identified loans where management has committed to a formal plan of sale and the loans are available for immediate sale. These loans are generally recorded at LOCOM. Origination fees and costs for such loans are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Adjustments to reflect unrealized losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as Noninterest income in the Consolidated Statements of Income. The fair value of these loans is estimated using observable market prices when available, but may also incorporate consideration of other unobservable inputs such as indicative bids, broker price opinions or other information derived from internal or external data sources.

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

Truist Financial Corporation 95

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

The non-credit discount or premium related to PCD loans and the fair value mark on non-PCD loans are amortized or accreted to Interest and fees on loans and leases over the contractual life of the loans using the effective interest method for amortizing loans, and using a straight-line approach for interest-only loans and loans associated with a revolving commitment. In the event of prepayment, unamortized discounts or premiums are recognized in Interest and fees on loans and leases.

96 Truist Financial Corporation

TDRs

Modifications to a borrower's debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be considered. TDRs are undertaken to improve the likelihood of recovery on the loan and may take the form of modifications that result in the stated interest rate of the loan being lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances, forgiveness of principal or interest. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, Truist implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. Payment relief assistance provided by Truist includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company adopted certain provisions of the CARES Act and other regulatory guidance that provide relief from the requirement to apply TDR accounting to (1) certain modifications of federally backed mortgages upon request from the borrower, and (2) certain modifications of other non-federally backed mortgages for borrowers impacted by the COVID-19 pandemic that were less than 30 days past due at December 31, 2019. In other circumstances the Company applied TDR relief provided by the regulatory agencies for borrowers who received short-term modifications as a result of COVID-19 and were less than 30 days past due at the time that the Company's COVID-19 loan modification program was implemented, or for federally backed loans, the modification was mandated by the government in response to COVID-19.

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

TDR classification may be removed due to the passage of time if the loan: (i) did not include a forgiveness of principal or interest, (ii) has performed in accordance with the modified terms (generally a minimum of six months), (iii) was reported as a TDR over a year-end reporting period, and (iv) reflected an interest rate on the modified loan that was no less than a market rate at the date of modification. TDR classification may also be removed for an accruing loan upon the occurrence of a subsequent non-concessionary modification granted at market terms and within current underwriting guidelines. In connection with consumer TDRs, a NPL will be returned to accruing status when (i) the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments, (ii) management concludes that all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment, and (iii) there is a sustained period of repayment performance, generally a minimum of six months.

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of clients' loan defaults.

Truist Financial Corporation 97

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

(number of days)	Placed on Nonperforming (1)			Evaluated for Charge-off
Commercial:
Commercial and industrial	90	(2)		90	(2)
CRE	90	(2)		90	(2)
Commercial construction	90	(2)		90	(2)
Lease financing	90	(2)		90	(2)
Consumer:
Residential mortgage (3)	90	to	180	90	to	210
Residential home equity and direct (3)	90	to	120	90	to	180
Indirect auto (3)	90			120
Indirect other (3)	90	to	120	120	to	180
Student (4) (5)	NA			120	to	180
Credit card (6)	NA			90	to	180
(1)Loans may be returned to performing status when (i) the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments, (ii) management concludes that all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment, and (iii) there is a sustained period of repayment performance, generally a minimum of six months.
(2)Or when it is probable that principal or interest is not fully collectible, whichever occurs first.
(3)Depends on product type, loss mitigation status, status of the government guaranty, if applicable, and certain other product-specific factors.
(4)Student loans are not placed in nonperforming status, which reflects consideration of governmental guarantees or accelerated charge-off policies related to certain non-guaranteed portfolios.
(5)Claims related to government guaranteed loans may be filed once the loans reach 270 days past due. The non-guaranteed balance, which ranges from 2-3%, is charged off once the claim proceeds related to the guaranteed portion have been received.
(6)Credit cards are generally not placed on nonperforming status, but are fully charged off at specified delinquency dates consistent with regulatory guidelines.

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

Accrued interest is included in Other assets in the Consolidated Balance Sheets. Accrued interest receivable balances are not considered in connection with the ACL estimation process, as such amounts are generally reversed against interest income when the loan is placed in nonperforming status. The Company has deferred interest income recognition on the estimated uncollectible portion of accrued interest on loans that were provided payment relief assistance in connection with the CARES Act.

Assets acquired as a result of foreclosure are initially recorded at fair value less estimated cost to sell and subsequently carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist's policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition of these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s loan and lease activities, see "Note 5. Loans and ACL."
98 Truist Financial Corporation

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

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments; commercial, consumer and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, type of collateral, whether loan payments are interest-only and whether interest rates are fixed or variable. Larger loans and leases that do not share similar risk characteristics or that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the underlying collateral or in certain circumstances the present value of expected cash flows discounted at the loan's effective interest as described further below. The commercial portfolio segment models use a risk rating approach to estimate the ALLL. Truist may also consider specific environmental, social, and governance considerations in the risk rating methodology for commercial loans. The consumer and credit card models use a delinquency-based approach to estimate the ALLL. In addition to these quantitatively calculated components, the ALLL includes qualitatively calculated components.

Truist maintains a collectively calculated ALLL for loans with similar risk characteristics. The collectively calculated ALLL is estimated using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Truist maintains quantitative models to forecast expected credit losses. The credit loss forecasting models use portfolio balances, macroeconomic forecast data, portfolio composition and loan attributes as the primary inputs. Loss estimates are informed by historical loss experience adjusted for macroeconomic forecast data and current and expected portfolio risk characteristics. Expected losses are estimated through contractual maturity unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

The Scenario Committee provides guidance, selection, and approval for enterprise-sanctioned macroeconomic forecast data, including the macroeconomic forecast data for use in the ACL process. Forecasted economic conditions are developed using third party macroeconomic forecast data across scenarios adjusted based on management’s expectations over a reasonable and supportable forecast period of two years. Assumptions revert to long term historic averages gradually over a one year period. Macroeconomic forecast data used in estimating the expected losses vary by loan portfolio and include employment factors, estimated collateral values and market indicators as described by portfolio segment below. A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to adjust for limitations in modeled results related to the current economic conditions, and capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which Truist conducts business.

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

Prior to the adoption of CECL on January 1, 2020, the ACL represented management’s estimate of probable credit losses incurred in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The estimation of the allowance for credit losses prior to 2020 did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts.

The following provides a description of accounting policies, methodologies and credit quality indicators related to each of the portfolio segments:

Truist Financial Corporation 99

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

Loans are generally pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as business sector, project and property type, line of business, collateral, loan type, obligor exposure, and risk grade or score. Commercial loss forecasting models are expected loss frameworks that use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The primary macroeconomic drivers for the commercial portfolios include unemployment trends, U.S. real GDP, corporate credit spreads, rental rates and property values.

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

Consumer and Credit Card

The majority of the ALLL related to the consumer and credit card lending portfolios is calculated on a collective basis. Loans are pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as collateral, loan type, line of business and sales channel. Consumer portfolio models are expected loss frameworks that use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The primary macroeconomic drivers for the consumer portfolios include unemployment trends, the primary 30-year mortgage rate, home price indices and used car prices.

Residential mortgages and revolving home equity lines of credit are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, and are made to borrowers in good credit standing. The indirect auto and indirect other portfolios include secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The student loan portfolio is composed of government guaranteed student loans and certain private student loans. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans were originated with a credit enhancement from a third-party which partially mitigates the Company’s credit exposure. During 2020, the Company discontinued new origination of private student loans. The credit card portfolio and other arrangements within the indirect other and residential home equity and direct portfolios are generally unsecured and are actively managed.

Truist uses performing status to monitor credit quality in its consumer and credit card portfolios. Delinquency status is the primary factor considered in determining whether a loan should be classified as nonperforming.

The ALLL for loans classified as a TDR is based on analyses capturing the expected credit losses and the impact of the concession over the remaining life of the asset.
100 Truist Financial Corporation

Expected recoveries for consumer and credit card loans are included in the estimation of the ALLL based on historical experience.

Premises and Equipment

Premises, equipment, finance leases and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the related assets and is recorded within the corresponding Noninterest expense categories on the Consolidated Statements of Income. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term. An impairment loss on a long-lived asset or asset group, including premises and equipment and a ROU asset, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value based on the undiscounted cash flows.

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

The impairment policy for a ROU asset is discussed within the Premises and Equipment section above.

Bank-Owned Life Insurance

Life insurance policies on certain current and former directors, officers and teammates, for which Truist is the owner and beneficiary are stated at the cash surrender value within Other assets in the Consolidated Balance Sheets. Changes in cash surrender value and proceeds from insurance benefits are recorded in Income from bank-owned life insurance in the Consolidated Statements of Income.

Income Taxes

The Company’s provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified affordable housing investments. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related investment. Additionally, the Company recognizes all excess tax benefits and deficiencies on employee share-based payments as a component of the Provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of restricted stock, are treated as discrete items in the period in which they occur. The provision for income taxes does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information related to the Company's unrealized gains and losses, see "Note 13. AOCI."

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

Truist Financial Corporation 101

Interest and penalties related to the Company’s tax positions are recognized as a component of the Provision for income taxes in the Consolidated Statements of Income. For additional information on the Company’s activities related to income taxes, see "Note 14. Income Taxes."

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

For designated hedging relationships, the Company generally performs subsequent assessments of hedge effectiveness using a qualitative approach.

Below is a summary of the cash flow and fair value hedge programs utilized by Truist:

	Cash Flow Hedges	Fair Value Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate loans, overnight funding and various LIBOR and successor rate funding instruments.	Changes in value on fixed rate long-term debt, FHLB advances, loans and AFS securities due to changes in interest rates.
Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest due to changes in the contractually specified interest rate.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.
Treatment during the hedge period	Changes in value of the hedging instruments are recognized in AOCI until the related cash flows from the hedged item are recognized in earnings. The amount reclassified to earnings is recorded in the same line item as the earnings effect of the hedged item.	Changes in value of both the hedging instruments and the assets or liabilities being hedged are recognized in the income statement line item associated with the asset or liability being hedged.
Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Changes in value recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, the basis adjustment that resulted from hedging is amortized into earnings over the designated hedged period or the maturity date of the instrument, and cash flows from terminated hedges are reported in the same category as the cash flows from the hedged item.
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately.	Not applicable

102 Truist Financial Corporation

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

The Company and its subsidiaries are subject to OTC derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses. These clearing houses require the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability of the contracts. The Company applies settlement to market treatment for the cash collateralizing derivative contracts with certain centrally cleared counterparties. Derivative balances with these counterparties are considered settled by the collateral, and the implementation of the settlement to market treatment was applied based on the effective date of rulebook changes made by the applicable counterparties.

When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legal right of setoff with that counterparty, the Company considers its exposure to the counterparty to be the net fair value of its derivative positions with that counterparty. If the net fair value is positive, then the corresponding asset value also reflects cash collateral held. The Company offsets derivative transactions with a single counterparty as well as any cash collateral paid to and received from that counterparty for derivative contracts that are subject to ISDA or other legally enforceable netting arrangements and meet accounting guidance for offsetting treatment.

For additional information on the Company’s derivative activities, see "Note 18. Fair Value Disclosures" and "Note 19. Derivative Financial Instruments."

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Truist allocates goodwill to the reporting unit(s) that are expected to benefit from the synergies of the business combination.

The goodwill of each reporting unit is reviewed for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. If, after assessing all relevant events or circumstances, Truist concludes that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value, then an impairment test is required. Truist may also elect to bypass the qualitative assessment and proceed directly to the impairment test. In the quantitative test, the fair value of a reporting unit is compared to the carrying value of the reporting unit. If the fair value of a reporting unit is greater than the carrying value, then there is no impairment. If the fair value is less than the carrying value, then an impairment loss is recorded for the amount that the carrying value exceeds the fair value, not to exceed the total amount of goodwill assigned to the reporting unit. The quantitative impairment test estimates the fair value of the reporting units using the income approach and the market approach. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information, key valuation multiples and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit.

The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates and applicable valuation multiples based on comparable public company information. Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of historic bank control premiums and the current market.

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized over their useful lives, based upon the estimated economic benefits received. For additional information on the Company’s activities related to goodwill and other intangibles, see "Note 7. Goodwill and Other Intangible Assets."

Truist Financial Corporation 103

MSRs

Truist has two classes of MSRs for which it separately manages the economic risks: residential and commercial. Both classes of MSRs are accounted for primarily at fair value with changes in fair value recorded in Residential mortgage income and Commercial real estate related income on the Consolidated Statements of Income. The fair value of servicing rights is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually-specified servicing fees, servicing costs, and underlying portfolio characteristics. These risks are hedged with various derivative instruments that are intended to mitigate the income statement effect to changes in fair value. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions. For additional information on the Company’s servicing rights, see "Note 8. Loan Servicing."

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company classifies inputs used in valuation techniques within the fair value hierarchy discussed in "Note 18. Fair Value Disclosures."

When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, derivative instruments, AFS securities, and certain other equity securities. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include trading loans, loans originated to be sold and classified as LHFS, and residential and commercial MSRs. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, the basis of accounting is lower of cost or market, or for disclosure purposes. Examples of these non-recurring fair value measurements include certain LHFS and loans and leases held for investment, OREO, certain cost or equity method investments, and intangible and long-lived assets. For additional information on the Company’s valuation of assets and liabilities held at fair value, see "Note 18. Fair Value Disclosures."

Equity-Based Compensation

Truist maintains various equity-based compensation plans that provide for the granting of RSAs, RSUs and PSUs to selected teammates and directors. Truist values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility. Compensation expense is recognized in Personnel expense in the Consolidated Statements of Income. Forfeitures are recognized as they occur. For additional information on the Company’s stock-based compensation plans, see "Note 15. Benefit Plans."

Pension and Postretirement Benefit Obligations

Truist offers various pension plans and postretirement benefit plans to teammates. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. The discount rate assumption used to measure the pension and postretirement benefit obligations is set by reference to a high quality corporate bond yield curve and the individual characteristics of the plan such as projected cash flow patterns and payment durations. The expected long-term rate of return on assets is based on the expected returns for each major asset class in which the plan invests, adjusted for the weight of each asset class in the target mix.

Revenue Recognition

In the ordinary course of business, the Company recognizes two primary types of revenue in its Consolidated Statements of Income, Interest income and Noninterest income. The Company’s principal source of revenue is interest income from loans and securities, which is recognized on an accrual basis using the effective interest method. For information on the Company’s policies for recognizing interest income on loans and securities, see the "Loans and Leases," "LHFS," "Trading Activities," and "Investment Securities" sections within this Note.

Noninterest income includes revenue from various types of transactions and services provided to clients. The Company recognizes revenue from contracts with customers as performance obligations are satisfied. Performance obligations are typically satisfied in one year or less. Truist elected the practical expedient to expense the incremental costs of obtaining a contract when incurred when the amortization period is one year or less. As of December 31, 2020 and 2019, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

104 Truist Financial Corporation

Insurance income

Insurance commissions are received on the sale of insurance products as agent or broker, and revenue is recognized at a point in time upon the placement date of the insurance policies, representing the Company’s related performance obligations. Payment is normally received within the policy period. In addition to placement, Truist also provides insurance policy related risk management services. The Company’s execution of these risk management services represents its performance obligations. Revenue is recognized over time as these services are provided. Performance-based commissions are recognized when received or earlier when, upon consideration of past results and current conditions, the revenue is deemed not probable of reversal. Insurance commissions are included in the IH operating segment. Refer to "Note 21. Operating Segments" for information on segment results.

Transaction and service-based revenues

Transaction and service-based revenues include Service charges on deposits, Wealth management income, Card and payment related fees, and Investment banking income. Revenue is recognized at a point in time when the transactions occur or over time as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets. These revenues, and their relationship to the Company’s operating segments, are further described by type below. Refer to "Note 21. Operating Segments" for information on segment results.

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

Wealth management income includes trust and investment management income, retail investment and brokerage services, and investment advisory and other specialty wealth management fees. The Company’s execution of these services represents its related performance obligations. The Company generally recognizes trust and investment management and advisory revenue over time as services are rendered based on either a percentage of the market value of the assets under management or advisement, or fixed based on the services provided to the client. Fees are generally swept from the client’s account either in advance of or in arrears based on the prior period’s asset balances under management or advisement. The Company also offers selling and distribution services and earns commissions through the sale of annuity and mutual fund products, acting as agent in these transactions and recognizing revenue at a point in time when the client enters into an agreement with the product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products and recognizes this revenue in the period earned. Retail trade execution commissions are earned and recognized on the trade date with payment on the settlement date. Wealth management income is included in the CB&W operating segment.

Card and payment related fees include interchange fees from credit and debit cards, merchant acquirer revenue and other card related services. Interchange fees are earned by the Company each time a request for payment is initiated by a client at a merchant for which the Company transfers the funds on behalf of the client. Interchange rates are set by the payment network and are based on purchase volumes and other factors. Interchange fees are received daily and recognized at a point in time when the card transaction is processed, which represents the Company’s related performance obligation. The Company is considered an agent of the client and incurs costs with the payment network to facilitate the interchange with the merchant; therefore, the related payment network expense is recognized as a reduction of card fees. Truist also offers rewards and/or rebates to its client based on card usage. The costs associated with these programs are recognized as a reduction of card fees. Card and payment related fees are recognized in the CB&W and C&CB operating segments.

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
Truist Financial Corporation 105

Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants, and restricted stock outstanding using the treasury stock method. For additional information on the Company’s EPS, see "Note 20. Computation of EPS."

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

Subsequent Events

The Company evaluated events that occurred between December 31, 2020 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

106 Truist Financial Corporation

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Adopted During the Current Year
Credit Losses / January 1, 2020	Replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured on an amortized cost basis are presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans receive an allowance for expected credit losses. Any credit impairment on AFS debt securities for which the fair value is less than cost is recorded through an allowance for expected credit losses. The standard also requires expanded disclosures related to credit losses and asset quality.	Truist adopted this standard using the modified retrospective approach.

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
The company elected to apply certain of the practical expedients related to derivative contract modifications and discounting transition beginning in the fourth quarter of 2020. This election did not have a material impact on the Company's consolidated financial statements. Certain other practical expedients not yet elected by the Company may simplify the accounting for reference rate reform, if elected in the future.

Truist Financial Corporation 107

NOTE 2. Business Combinations

Effective December 6, 2019, the Company completed its Merger with SunTrust. The Merger was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values as of the Merger date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment until all necessary information related to the valuation process has been received. Adjustments were finalized within one year of the closing date of the Merger. Immaterial amounts of the intangible assets recognized are deductible for income tax purposes.

The following table sets forth the allocation of Merger consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of SunTrust as of December 6, 2019:

(Dollars in millions)	UPB	Fair Value
Fair value of Merger consideration		$33,547
Assets
Cash and due from banks		1,621
Interest-bearing deposits with banks		4,668
Securities borrowed or purchased under resale agreements		1,191
Trading assets		5,710
AFS securities		30,986
LHFS		3,752
Loans and leases:
Commercial and industrial	$68,687	67,101
CRE	9,509	9,357
Commercial Construction	2,136	2,096
Commercial Leases	3,967	3,743
Mortgage Loans	28,191	27,180
Home Equity and Direct Lending	15,917	15,628
Indirect Auto	12,373	12,203
Indirect Other	4,678	4,445
Student Lending	6,867	6,657
Credit Card	2,518	2,497
PCI	3,652	3,126
Total loans and leases	$158,495	154,033
Premises and equipment		1,496
CDI and other intangible assets		2,734
MSRs		1,605
Other assets		13,646
Total assets		221,442
Liabilities and Equity
Deposits		(170,633)
Short-term borrowings		(6,837)
Long-term debt		(19,484)
Other liabilities		(5,011)
Total liabilities		(201,965)
Noncontrolling interest		(108)
Less: Net assets		19,369
Goodwill		$14,178

The following is a description of the methods used to determine the fair values of significant assets and liabilities.

Cash and cash equivalents; Interest-bearing deposits with banks, and Federal Funds sold and securities purchased under resale agreements: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

108 Truist Financial Corporation

Trading assets and AFS Securities: Fair values for trading and AFS securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies. The majority of AFS securities were priced by third party vendors whereas trading securities are priced internally. All securities are subject to IPV. Trading loans are valued primarily using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active by a third party pricing service.

LHFS: The fair value is primarily based on quoted market prices for securities backed by similar types of loans, adjusted for servicing, interest rate risk and credit risk.

Loans and leases: Fair values for loans are based on a discounted cash flow methodology that considered credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. All of the merged loans were marked to fair value as of the Merger date and therefore, there was no allowance related to these loans.

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

Acquisitions

During 2020, Truist acquired several insurance companies, which resulted in $450 million of goodwill and $346 million of identifiable intangible assets in the IH segment. The intangible assets are being amortized over a weighted average term of 15.4 years based upon the estimated economic benefits received. Goodwill of $171 million and identifiable intangible assets of $160 million are deductible for tax purposes.

Truist Financial Corporation 109

NOTE 3. Securities Financing Activities

Securities purchased under resale agreements are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently sold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At December 31, 2020 and 2019, the total market value of collateral held was $1.7 billion and $1.4 billion, of which $27 million and $135 million was repledged, respectively. The following table presents securities borrowed or purchased under resale agreements:

December 31, (Dollars in millions)	2020	2019
Securities purchased under resale agreements	$1,158	$986
Securities borrowed	587	431
Total securities borrowed or purchased under resale agreements	$1,745	$1,417

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

December 31, (Dollars in millions)	2020			2019
	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$305	$31	$336	$115	$35	$—	$150
GSE	45	9	54	87	37	—	124
Agency MBS - residential	442	6	448	928	41	100	1,069
Corporate and other debt securities	204	179	383	310	316	—	626
Total securities sold under agreements to repurchase	$996	$225	$1,221	$1,440	$429	$100	$1,969

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

110 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company's AFS securities:

December 31, 2020 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$1,721	$25	$—	$1,746
GSE	1,840	77	—	1,917
Agency MBS - residential	111,589	1,975	23	113,541
Agency MBS - commercial	2,987	72	2	3,057
States and political subdivisions	447	47	1	493
Other	34	—	—	34
Total AFS securities	$118,618	$2,196	$26	$120,788

December 31, 2019 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$2,275	$7	$6	$2,276
GSE	1,847	34	—	1,881
Agency MBS - residential	67,983	411	158	68,236
Agency MBS - commercial	1,335	13	7	1,341
States and political subdivisions	557	34	6	585
Non-agency MBS	190	178	—	368
Other	40	—	—	40
Total AFS securities	$74,227	$677	$177	$74,727

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders' equity at December 31, 2020. The FNMA investments had total amortized cost and fair value of $28.5 billion and $29.0 billion, respectively. The FHLMC investments had total amortized cost and fair value of $29.0 billion and $29.4 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
December 31, 2020 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$253	$1,468	$—	$—	$1,721	$254	$1,492	$—	$—	$1,746
GSE	282	1,487	—	71	1,840	288	1,553	—	76	1,917
Agency MBS - residential	—	1	427	111,161	111,589	—	1	441	113,099	113,541
Agency MBS - commercial	—	1	9	2,977	2,987	—	2	10	3,045	3,057
States and political subdivisions	29	128	100	190	447	29	132	115	217	493
Other	1	7	—	26	34	1	7	—	26	34
Total AFS securities	$565	$3,092	$536	$114,425	$118,618	$572	$3,187	$566	$116,463	$120,788

Truist Financial Corporation 111

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2020 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$17	$—	$—	$—	$17	$—
Agency MBS - residential	4,028	21	203	2	4,231	23
Agency MBS - commercial	463	2	4	—	467	2
States and political subdivisions	20	—	32	1	52	1
Other	6	—	—	—	6	—
Total	$4,534	$23	$239	$3	$4,773	$26

	Less than 12 months		12 months or more		Total
December 31, 2019 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$702	$6	$—	$—	$702	$6
GSE	6	—	—	—	6	—
Agency MBS - residential	20,328	145	1,326	13	21,654	158
Agency MBS - commercial	545	5	124	2	669	7
States and political subdivisions	65	1	144	5	209	6
Total	$21,646	$157	$1,594	$20	$23,240	$177

At December 31, 2020, no ACL was established for AFS securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The majority of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost.

The following table presents gross securities gains and losses recognized in earnings:

Year Ended December 31, (Dollars in millions)	2020	2019	2018
Gross realized gains	$404	$47	$4
Gross realized losses	(2)	(163)	(1)
Securities gains (losses), net	$402	$(116)	$3

For 2020, the realized gains primarily relate to the sales of non-agency and agency MBS in the second and third quarter, respectively.
112 Truist Financial Corporation

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

	Accruing
December 31, 2020 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$137,726	$83	$13	$532	$138,354
CRE	26,506	14	—	75	26,595
Commercial construction	6,472	5	—	14	6,491
Lease financing	5,206	6	—	28	5,240
Consumer:
Residential mortgage	45,333	782	841	316	47,272
Residential home equity and direct	25,751	98	10	205	26,064
Indirect auto	25,498	495	2	155	26,150
Indirect other	11,102	68	2	5	11,177
Student	5,823	618	1,111	—	7,552
Credit card	4,759	51	29	—	4,839
Total	$294,176	$2,220	$2,008	$1,330	$299,734

	Accruing
December 31, 2019 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$129,873	$94	$1	$212	$130,180
CRE	26,817	5	—	10	26,832
Commercial construction	6,204	1	—	—	6,205
Lease financing	6,112	2	—	8	6,122
Consumer:
Residential mortgage	50,975	498	543	55	52,071
Residential home equity and direct	26,846	122	9	67	27,044
Indirect auto	23,771	560	11	100	24,442
Indirect other	11,011	85	2	2	11,100
Student	5,905	650	188	—	6,743
Credit card	5,541	56	22	—	5,619
PCI	2,126	140	1,218	—	3,484
Total	$295,181	$2,213	$1,994	$454	$299,842

Truist Financial Corporation 113

The following table presents the amortized cost basis of loans by origination year and credit quality indicator:

December 31, 2020 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2020	2019	2018	2017	2016	Prior				Total
Commercial:
Commercial and industrial:
Pass	$34,858	$18,881	$13,312	$7,713	$5,174	$8,888	$42,780	$231	$(579)	$131,258
Special mention	471	434	343	98	120	157	1,808	5	(1)	3,435
Substandard	461	445	339	121	144	256	1,353	12	(2)	3,129
Nonperforming	38	92	48	29	25	61	233	4	2	532
Total	35,828	19,852	14,042	7,961	5,463	9,362	46,174	252	(580)	138,354
CRE:
Pass	4,563	6,600	4,427	2,752	1,473	2,096	617	—	(69)	22,459
Special mention	171	599	585	116	77	141	—	—	—	1,689
Substandard	410	776	438	281	182	280	5	—	—	2,372
Nonperforming	1	15	1	9	6	43	—	—	—	75
Total	5,145	7,990	5,451	3,158	1,738	2,560	622	—	(69)	26,595
Commercial construction:
Pass	1,052	2,141	1,889	232	27	110	534	—	2	5,987
Special mention	—	108	64	1	—	—	2	—	—	175
Substandard	70	106	73	59	6	1	—	—	—	315
Nonperforming	1	3	—	7	—	—	—	3	—	14
Total	1,123	2,358	2,026	299	33	111	536	3	2	6,491
Lease financing:
Pass	1,377	1,139	775	746	241	760	—	—	27	5,065
Special mention	1	39	20	5	—	7	—	—	—	72
Substandard	—	34	3	4	3	31	—	—	—	75
Nonperforming	2	5	3	9	4	5	—	—	—	28
Total	1,380	1,217	801	764	248	803	—	—	27	5,240
Consumer:
Residential mortgage:
Performing	8,197	6,729	3,735	4,374	5,424	18,333	—	—	164	46,956
Nonperforming	3	13	16	13	14	257	—	—	—	316
Total	8,200	6,742	3,751	4,387	5,438	18,590	—	—	164	47,272
Residential home equity and direct:
Performing	4,513	3,126	1,416	481	214	557	13,886	1,619	47	25,859
Nonperforming	1	4	2	1	1	7	87	101	1	205
Total	4,514	3,130	1,418	482	215	564	13,973	1,720	48	26,064
Indirect auto:
Performing	10,270	7,436	4,015	2,401	1,220	506	—	—	147	25,995
Nonperforming	13	50	44	27	15	12	—	—	(6)	155
Total	10,283	7,486	4,059	2,428	1,235	518	—	—	141	26,150
Indirect other:
Performing	4,433	3,019	1,706	826	431	718	—	—	39	11,172
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,434	3,020	1,707	826	431	720	—	—	39	11,177
Student:
Performing	22	110	95	81	64	7,185	—	—	(5)	7,552
Credit card	—	—	—	—	—	—	4,802	37	—	4,839
Total	$70,929	$51,905	$33,350	$20,386	$14,865	$40,413	$66,107	$2,012	$(233)	$299,734
(1)Includes certain deferred fees and costs, unapplied payments and other adjustments.
114 Truist Financial Corporation

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

	2019
December 31, (Dollars in millions)	Commercial & Industrial	CRE	Commercial Construction	Lease Financing
Commercial:
Pass	$127,229	$26,393	$6,037	$6,039
Special mention	1,264	145	37	19
Substandard	1,475	284	131	56
Nonperforming	212	10	—	8
Total	$130,180	$26,832	$6,205	$6,122

	2019
December 31, (Dollars in millions)	Residential Mortgage	Residential home equity and direct	Indirect auto	Indirect Other
Consumer:
Performing	$52,016	$26,977	$24,342	$11,098
Nonperforming	55	67	100	2
Total	$52,071	$27,044	$24,442	$11,100

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Dec 31, 2018
Commercial:
Commercial and industrial	$522	$(92)	$39	$77	$—	$546
CRE	118	(10)	3	31	—	142
Commercial construction	42	(3)	5	4	—	48
Lease financing	9	(4)	1	5	—	11
Consumer:
Residential mortgage	209	(21)	2	42	—	232
Residential home equity and direct	113	(79)	25	45	—	104
Indirect auto	296	(342)	49	295	—	298
Indirect other	52	(49)	13	42	—	58
Credit card	101	(76)	17	68	—	110
PCI	28	(2)	—	(17)	—	9
ALLL	1,490	(678)	154	592	—	1,558
RUFC	119	—	—	(26)	—	93
ACL	$1,609	$(678)	$154	$566	$—	$1,651

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Dec 31, 2019
Commercial:
Commercial and industrial	$546	$(90)	$25	$79	$—	$560
CRE	142	(33)	5	36	—	150
Commercial construction	48	—	3	1	—	52
Lease financing	11	(11)	1	9	—	10
Consumer:
Residential mortgage	232	(21)	2	(37)	—	176
Residential home equity and direct	104	(93)	30	66	—	107
Indirect auto	298	(370)	52	324	—	304
Indirect other	58	(62)	17	47	—	60
Credit card	110	(109)	20	101	—	122
PCI	9	—	—	(1)	—	8
ALLL	1,558	(789)	155	625	—	1,549
RUFC	93	—	—	(10)	257	340
ACL	$1,651	$(789)	$155	$615	$257	$1,889

Truist Financial Corporation 115

(Dollars in millions)	Balance at Jan 1, 2020 (2)	Charge-Offs	Recoveries	Provision (Benefit)	Other (3)	Balance at Dec 31, 2020
Commercial:
Commercial and industrial	$560	$(358)	$92	$958	$904	$2,156
CRE	150	(78)	5	414	82	573
Commercial construction	52	(30)	11	32	16	81
Lease financing	10	(54)	4	(6)	94	48
Consumer:
Residential mortgage	176	(56)	10	(27)	265	368
Residential home equity and direct	107	(231)	66	318	454	714
Indirect auto	304	(378)	87	367	818	1,198
Indirect other	60	(60)	23	35	150	208
Student	—	(23)	1	23	129	130
Credit card	122	(182)	32	212	175	359
PCI	8	—	—	—	(8)	—
ALLL	1,549	(1,450)	331	2,326	3,079	5,835
RUFC	340	—	—	9	15	364
ACL	$1,889	$(1,450)	$331	$2,335	$3,094	$6,199
(1)Includes amounts assumed in the Merger.
(2)Balance is prior to the adoption of CECL.
(3)Includes the adoption of CECL, the ALLL for PCD acquisitions and other activity.

The adoption of CECL increased the ALLL $3.1 billion. The following discussion summarizes the changes in the factors that influenced Truist’s ACL estimate.

The commercial ALLL increased $2.1 billion for year ended December 31, 2020. The increase reflects the adoption of CECL and a more pessimistic outlook with respect to future economic conditions driven by the COVID-19 pandemic. The increase also reflects specific consideration of the risks associated with exposures to certain industries most impacted by COVID-19, including oil and gas, hospitality, and lending to small businesses.

The consumer ALLL increased $2.0 billion for the year ended December 31, 2020. The increase reflects the impact of CECL and the more pessimistic outlook described above, with the largest increases seen in the unsecured portfolios and the non-prime auto lending portfolio. These increases are partially offset by a decrease in outstanding loans in the residential mortgage and residential home equity and direct portfolios.

The ALLL for credit card increased $237 million for the year ended December 31, 2020. The increase reflects the adoption of CECL and the more pessimistic outlook described above, which was partially offset by a reduction due to lower loan balances.

The RUFC increased $24 million for the year ended December 31, 2020. The increase reflects the adoption of CECL and the more pessimistic outlook described above.

Truist’s ACL estimate represents management’s best estimate of expected credit losses related to the loan and lease portfolio, including unfunded commitments, at the balance sheet date. This estimate incorporates both quantitatively-derived output, as well as qualitative components that represent expected losses not otherwise captured by the models.

The quantitative models have been designed to estimate losses using macroeconomic forecast data over a reasonable and supportable forecast period, which management has determined to be two years, followed by a reversion to long-term historical loss conditions over a one-year period. These macroeconomic forecasts data include a number of key economic variables utilized in loss forecasting that include, but are not limited to, unemployment trends, US real GDP, corporate credit spreads, rental rates, property values, the primary 30-year mortgage rate, home price indices and used car prices.

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considered multiple third party macroeconomic forecasts that reflected a range of possible outcomes in order to capture uncertainty in the economic environment. The economic forecast shaping the ACL estimate at December 31, 2020 included a GDP recovery to pre-pandemic levels by the end of 2021 with a stable unemployment rate through the middle of 2021 followed by continued improvement through the remainder of the reasonable and supportable period.

116 Truist Financial Corporation

Quantitative models have certain limitations with respect to estimating expected losses in times of rapidly changing macroeconomic forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be a prominent factor in establishing the ACL for the foreseeable future. The December 31, 2020 ACL estimate includes qualitative adjustments to address limitations in modeled results with respect to forecasted economic conditions that are well outside of historic economic ranges used to develop the models and to give consideration to other risks in the portfolio, including the impact of government relief programs, stimulus and client accommodations, that are not directly considered in the quantitative models.

PCD Loan Activity

For PCD loans, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans held for investment. The following table provides a summary of purchased student loans with credit deterioration at acquisition:

Year Ended December 31, 2020 (Dollars in millions)
Par value	$745
ALLL at acquisition	(10)
Non-credit premium (discount)	(1)
Purchase price	$734

Nonperforming and Impaired Loans

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was $32 million for the year ended December 31, 2020.

	Recorded Investment
December 31, 2020 (Dollars in millions)	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$82	$450
CRE	63	12
Commercial construction	—	14
Lease financing	—	28
Consumer:
Residential mortgage	4	312
Residential home equity and direct	2	203
Indirect auto	1	154
Indirect other	—	5
Total	$152	$1,178

The following table includes certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment. This table excludes guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss due to the government guarantee or other credit enhancements.

	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
As of / For The Year Ended December 31, 2019 (Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$339	$124	$167	$20	$298	$6
CRE	29	3	26	2	71	1
Commercial construction	39	—	38	7	5	—
Lease financing	18	7	2	—	2	—
Consumer:
Residential mortgage	650	92	527	42	799	34
Residential home equity and direct	76	24	37	5	65	3
Indirect auto	367	9	349	64	334	53
Indirect other	5	—	5	1	4	—
Credit card	31	—	31	12	28	1
Total	$1,554	$259	$1,182	$153	$1,606	$98

Truist Financial Corporation 117

TDRs

The following table presents a summary of TDRs:

December 31, (Dollars in millions)	2020	2019
Performing TDRs:
Commercial:
Commercial and industrial	$78	$47
CRE	47	6
Commercial construction	—	37
Lease financing	60	—
Consumer:
Residential mortgage	648	470
Residential home equity and direct	88	51
Indirect auto	392	333
Indirect other	6	5
Student	5	—
Credit card	37	31
Total performing TDRs	1,361	980
Nonperforming TDRs	164	82
Total TDRs	$1,525	$1,062
ALLL attributable to TDRs	$260	$132

The primary reason loan modifications were classified as TDRs is summarized in the tables below. New TDR balances represent the recorded investment at the end of the quarter in which the modification was made. The prior quarter balance represents recorded investment at the beginning of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

December 31, 2020 (Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$49	$93	$173	$14
CRE	39	13	45	6
Commercial construction	—	—	1	—
Lease financing	1	70	71	4
Consumer:
Residential mortgage	374	112	493	21
Residential home equity and direct	37	34	70	2
Indirect auto	129	85	223	26
Indirect other	3	3	5	—
Student	—	6	6	—
Credit card	29	—	28	10
Re-modification of previously designated TDRs	41	22

118 Truist Financial Corporation

December 31, 2019 (Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$56	$11	$61	$8
CRE	1	1	4	—
Commercial construction	36	—	36	7
Lease financing	—	—	—	—
Consumer:
Residential mortgage	224	27	254	19
Residential home equity and direct	8	3	9	1
Indirect auto	209	8	226	44
Indirect other	4	—	4	—
Student	—	—	—	—
Credit card	24	—	18	9
Re-modification of previously designated TDRs	53	23

December 31, 2018 (Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$74	$62	$126	$8
CRE	31	2	26	1
Commercial construction	1	1	2	—
Lease financing	—	—	—	—
Consumer:
Residential mortgage	250	30	280	22
Residential home equity and direct	8	2	6	1
Indirect auto	191	4	183	39
Indirect other	4	—	3	1
Student	—	—	—	—
Credit card	18	—	18	8
Re-modification of previously designated TDRs	120	15

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The re-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $93 million, $78 million and $76 million for the years ended December 31, 2020, 2019 and 2018, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

NPAs

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure.

December 31, (Dollars in millions)	2020	2019
Nonperforming loans and leases HFI (1)	$1,330	$454
Nonperforming LHFS	5	107
Foreclosed real estate	20	82
Other foreclosed property	32	41
Total nonperforming assets	$1,387	$684

Residential mortgage loans in the process of foreclosure	$140	$409
(1) Beginning January 1, 2020, nonperforming loans and leases include certain assets previously classified as PCI.

Unearned Income, Discounts and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

December 31, (Dollars in millions)	2020	2019
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$2,219	$4,069
Truist Financial Corporation 119

NOTE 6. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

December 31, (Dollars in millions)	Estimated Useful Life
				2020	2019
Land and land improvements	Indefinite			$968	$1,005
Buildings and building improvements	40 years			2,724	2,253
Furniture and equipment	3	-	15	1,509	1,396
Leasehold improvements				978	995
Construction in progress				179	196
Finance leases				72	152
Total				6,430	5,997
Less: Accumulated depreciation				(2,560)	(2,285)
Net premises and equipment				$3,870	$3,712

NOTE 7. Goodwill and Other Intangible Assets

Truist performed a quantitative goodwill impairment test for its CB&W, C&CB and IH reporting units as of October 1, 2020. Based on the results of the impairment analyses, the Company concluded that the fair values of the reporting units exceed their respective carrying values; therefore, there was no goodwill impairment. However, for the C&CB reporting unit the fair value of the reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of this reporting unit may be at risk of impairment. The Company monitored events and circumstances during the fourth quarter of 2020, including the continuing effects of the COVID-19 pandemic, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2020. See "Note 1. Basis of Presentation," for additional information regarding Truist’s goodwill accounting policy.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. The adjustments for 2020 include measurement period adjustments to the fair value of acquired assets and liabilities and the reallocation of net assets to the underlying reporting units. The adjustments to CDI and other intangibles did not have a material impact to estimated amortization expense for the next five years. Adjustments to the reallocation of net assets to Truist's reporting units include updates to the estimated operating results and the finalization of corporate expense allocations. Refer to "Note 2. Business Combinations" for additional information on the Merger and IH acquisitions, and "Note 21. Operating Segments" for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2018	$3,907	$3,938	$1,773	$9,618
Mergers and acquisitions	—	—	201	201
Adjustments and other	(1)	—	—	(1)
Goodwill, December 31, 2018	3,906	3,938	1,974	9,818
Mergers and acquisitions	10,134	4,187	21	14,342
Adjustments and other	—	—	(6)	(6)
Goodwill, December 31, 2019	14,040	8,125	1,989	24,154
Mergers and acquisitions	—	—	450	450
Adjustments and other	1,801	(1,958)	—	(157)
Goodwill, December 31, 2020	$15,841	$6,167	$2,439	$24,447

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	Weighted Average Remaining Amortization Period	2020			2019
December 31, (Dollars in millions)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	8.8 years	$2,600	$(852)	$1,748	$2,474	$(365)	$2,109
Other, primarily client relationship intangibles	12.3 years	2,217	(981)	1,236	1,808	(775)	1,033
Total		$4,817	$(1,833)	$2,984	$4,282	$(1,140)	$3,142

The estimated amortization expense of identifiable intangibles for the next five years and thereafter is presented as follows:

Year Ended December 31, (Dollars in millions)
	2021	2022	2023	2024	2025	Thereafter
Estimated amortization expense	$584	$471	$392	$330	$273	$934
120 Truist Financial Corporation

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

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

December 31, (Dollars in millions)	2020	2019	2018
UPB of residential mortgage loan servicing portfolio	$239,034	$279,558	$118,605
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	188,341	219,347	87,270
Mortgage loans sold with recourse	328	371	419
Maximum recourse exposure from mortgage loans sold with recourse liability	201	212	223
Indemnification, recourse and repurchase reserves	93	44	24

As of / For the Year Ended December 31, (Dollars in millions)	2020	2019	2018
UPB of residential mortgage loans sold from LHFS	$48,366	$16,646	$10,094
Pre-tax gains recognized on mortgage loans sold and held for sale	1,034	122	116
Servicing fees recognized from mortgage loans serviced for others	630	265	256
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.32%	0.31%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.84	4.04	4.04

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Year Ended December 31, (Dollars in millions)	2020	2019	2018
Residential MSRs, carrying value, January 1	$2,371	$957	914
Merger	—	1,506	—
Additions	653	171	116
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(572)	(131)	(12)
OAS	75	32	57
Servicing costs	—	—	22
Realization of expected net servicing cash flows, passage of time and other	(749)	(164)	(140)
Residential MSRs, carrying value, December 31	$1,778	$2,371	$957

The sensitivity of the fair value of the Company's residential MSRs to changes in key assumptions is presented in the following table:

	2020			2019
December 31, (Dollars in millions)	Range		Weighted Average	Range		Weighted Average
	Min	Max		Min	Max
Prepayment speed	12.8%	30.8%	15.4%	8.4%	18.6%	9.6%
Effect on fair value of a 10% increase			$(89)			$(102)
Effect on fair value of a 20% increase			(171)			(195)
OAS	3.5%	13.7%	7.3%	4.0%	13.5%	6.7%
Effect on fair value of a 10% increase			$(45)			$(54)
Effect on fair value of a 20% increase			(88)			(106)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			98.8%			98.5%
Adjustable-rate residential mortgage loans			1.2			1.5
Total			100.0%			100.0%
Weighted average life			4.8 years			5.4 years

Truist Financial Corporation 121

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

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities for the periods presented:

December 31, (Dollars in millions)	2020	2019
UPB of CRE mortgages serviced for others	$36,670	$70,404
CRE mortgages serviced for others covered by recourse provisions	9,019	8,676
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,624	2,479
Recorded reserves related to recourse exposure	18	13
CRE mortgages originated during the year-to-date period	6,739	8,062
Commercial MSRs at fair value	245	247

In the third quarter of 2020, the Company transferred certain servicing activities involving cancellable servicing rights to third parties, resulting in a decrease in the UPB of CRE mortgages serviced for others. This transfer did not materially impact commercial MSRs.

NOTE 9. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. At December 31, 2020, the Company had $32 million of operating leases that had not yet commenced. The following tables present additional information on leases, and excludes assets related to the lease financing businesses:

December 31, 2020 (Dollars in millions)	Operating Leases	Finance Leases
ROU assets	$1,333	$36
Maturities of lease liabilities:
2021	$361	$10
2022	366	11
2023	311	7
2024	258	5
2025	210	4
Thereafter	573	10
Total lease payments	2,079	47
Less: imputed interest	183	5
Total lease liabilities	$1,896	$42
Weighted average remaining term	6.9 years	6.3 years
Weighted average discount rate	2.4%	4.8%

Year Ended December 31, (Dollars in millions)	2020	2019
Operating lease costs	$360	$209

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income.

122 Truist Financial Corporation

The following table presents a summary of assets under operating leases and activity related to assets under operating leases. This table excludes subleases on assets included in premises and equipment.

December 31, (Dollars in millions)	2020	2019
Assets held under operating leases (1)	$2,144	$2,236
Accumulated depreciation	(517)	(391)
Net	$1,627	$1,845
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

The residual value of assets no longer under operating leases was immaterial.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $6.5 billion at December 31, 2020 and $6.4 billion December 31, 2019.

NOTE 10. Deposits

The composition of deposits is presented in the following table:

December 31, (Dollars in millions)	2020	2019
Noninterest-bearing deposits	$127,629	$92,405
Interest-bearing deposits:
Interest checking	105,269	85,492
Money market and savings	126,238	120,934
Time deposits	21,941	35,896
Total deposits	$381,077	$334,727
Time deposits greater than $250,000	$3,296	$9,362

The following table presents time deposits maturities:

Year Ended December 31, (Dollars in millions)	2021	2022	2023	2024	2025	Thereafter
Future time deposit maturities	$17,438	$2,987	$873	$310	$283	$50
Truist Financial Corporation 123

NOTE 11. Borrowings

The following table presents a summary of short-term borrowings:

December 31, (Dollars in millions)	2020	2019
Federal funds purchased	$79	$259
Securities sold under agreements to repurchase	1,221	1,969
FHLB advances	2,649	13,480
Collateral in excess of derivative exposures	385	682
Master notes	621	493
Other short-term borrowings	1,137	1,335
Total short-term borrowings	$6,092	$18,218

The following table presents a summary of long-term debt:

	2020							2019
December 31, (Dollars in millions)				Stated Rate		Effective Rate (1)	Carrying Amount	Carrying Amount
	Maturity			Min	Max
Truist Financial Corporation:
Fixed rate senior notes	2021	to	2030	1.13%	6.00%	2.52%	$15,984	$14,431
Floating rate senior notes	2021		2022	0.43	0.88	0.64	900	1,749
Fixed rate subordinated notes (2)	2022		2029	3.88	6.00	3.78	1,283	1,227
Capital notes	2027		2028	0.87	1.21	1.69	615	611
Structured notes (3)	2021		2026				108	112
Truist Bank:
Fixed rate senior notes	2021		2025	1.25	4.05	2.10	11,907	11,560
Floating rate senior notes	2022		2037	0.80	0.83	0.70	1,567	1,554
Fixed rate subordinated notes (2)	2025		2030	2.25	3.80	3.03	5,142	3,872
FHLB advances	2021		2034	—	5.36	5.32	878	4,141
Other long-term debt (4)							1,014	1,133
Nonbank subsidiaries:
Other long-term debt (5)							199	949
Total long-term debt							$39,597	$41,339
(1)Includes the impact of debt issuance costs and purchase accounting, and excludes hedge accounting impacts.
(2)Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)Consist of notes with various terms that include fixed or floating rate interest, or returns that are linked to an equity index.
(4)Includes finance leases, tax credit investments, and other.
(5)Includes debt associated with structured real estate leases.

The Company does not consolidate certain wholly-owned trusts which were formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in capital notes of the Parent Company. The Parent Company’s obligations constitute a full and unconditional guarantee of the trust preferred securities.

During 2020, the Company issued and redeemed certain FHLB advances, which resulted in a loss on early extinguishment of long-term debt of $235 million.

The following table presents future debt maturities:

Year Ended December 31, (Dollars in millions)	2021	2022	2023	2024	2025	Thereafter
Future debt maturities (1)	$5,373	$9,236	$5,139	$5,309	$5,797	$8,748
(1)Amounts include imputed interest of $5 million related to finance leases.

124 Truist Financial Corporation

NOTE 12. Shareholders' Equity

Common Stock

The following table presents the dividends declared per share of common stock:

Year Ended December 31,	2020	2019	2018
Cash dividends declared per share	$1.80	$1.71	$1.56

Share Repurchase Activity

In December 2020, Truist announced the Board of Directors had authorized the repurchase of up to $2.0 billion of common stock beginning in the first quarter of 2021 to optimize Truist's capital position. During 2018, the Company repurchased $1.2 billion of common stock, which represented 23.2 million shares, through a combination of open market and accelerated share repurchases. Repurchased shares revert to the status of authorized and unissued shares upon repurchase.

Preferred Stock

Dividends on the preferred stock are non-cumulative and payable when declared by the Company's Board or a duly authorized committee of the Board. The Company issued depositary shares, each of which represents a fractional ownership interest in a share of the Company's preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole or in part after the earliest redemption date at the liquidation preference plus declared and unpaid dividends. Prior to the redemption date, the Company has the option to redeem in whole, but not in part, upon the occurrence of a regulatory capital treatment event.

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2020:

Preferred Stock Issue (Dollars in millions)	Issuance Date		Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate		Dividend Payments
Series F	10/31/2012		11/1/2017	$450	$437	5.200%		Quarterly
Series G	5/1/2013		6/1/2018	500	486	5.200		Quarterly
Series H	3/9/2016		6/1/2021	465	451	5.625		Quarterly
Series I	12/6/2019	(1)	12/15/2024	173	168	4.000	(2)	Quarterly
Series J	12/6/2019	(1)	12/15/2024	103	92	4.000	(3)	Quarterly
Series L	12/6/2019	(1)	12/15/2024	750	766	5.050	(4)	Semi-annually	(9)
Series M	12/6/2019	(1)	12/15/2027	500	516	5.125	(5)	Semi-annually	(10)
Series N	7/29/2019		9/1/2024	1,700	1,683	4.800	(6)	Semi-annually
Series O	5/27/2020		6/1/2025	575	559	5.250		Quarterly
Series P	6/1/2020		12/1/2025	1,000	992	4.950	(7)	Semi-annually
Series Q	6/19/2020		9/1/2030	1,000	992	5.100	(8)	Semi-annually
Series R	8/3/2020		9/1/2025	925	906	4.750		Quarterly
Total				$8,141	$8,048
(1)Converted security from previously issued SunTrust preferred stock.
(2)Dividend rate is the greater of 4.00% or 3-month LIBOR plus 0.530%.
(3)Dividend rate is the greater of 4.00% or 3-month LIBOR plus 0.645%.
(4)Fixed dividend rate will reset on June 15, 2022, then dividend rate will be 3-month LIBOR plus 3.102%.
(5)Fixed dividend rate will reset on December 15, 2027, then dividend rate will be 3-month LIBOR plus 2.786%.
(6)Fixed dividend rate will reset on September 1, 2024, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 3.003%.
(7)Fixed dividend rate will reset on December 1, 2025, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 4.605%.
(8)Fixed dividend rate will reset on September 1, 2030, and on each following tenth anniversary of the reset date to the ten-year U.S. Treasury rate plus 4.349%.
(9)Dividend payments become quarterly beginning on September 15, 2022.
(10)Dividend payments become quarterly after dividend rate reset.

Truist Financial Corporation 125

Issuances

During 2020, Truist issued a total of $3.5 billion in series O, series P, series Q and series R preferred stock to further strengthen its capital position. During 2019, the Company issued $1.7 billion of series N non-cumulative perpetual preferred stock.

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

Redemptions

During 2020, the Company redeemed all 5,000 outstanding shares of its perpetual preferred stock series K and the corresponding depositary shares representing fractional interests in such series for $500 million plus any unpaid dividends. The preferred stock redemption was in accordance with the terms of the Company’s Articles of Amendment to its Articles of Incorporation, effective as of December 6, 2019.

During 2019, the Company redeemed all 23,000 outstanding shares of series D and 46,000 outstanding shares of series E non-cumulative perpetual preferred stock and the corresponding depositary shares representing fractional interests in each such series for $1.7 billion. Regular dividends on the redeemed shares were paid during the third quarter of 2019. In connection with the redemptions, net income available to common shareholders was reduced by $46 million to recognize the difference in the redemption price and the carrying value.

Subsequent Event

Early in 2021, the Company announced the forthcoming redemption of all 18,000 outstanding shares of its perpetual preferred stock series F and the corresponding depositary shares representing fractional interests in such series for $450 million and all 20,000 outstanding shares of its perpetual preferred stock series G and the corresponding depositary shares representing fractional interests in such series for $500 million.

126 Truist Financial Corporation

NOTE 13. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges and AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2018	$(1,004)	$(92)	$(356)	$(15)	$(1,467)
OCI before reclassifications, net of tax	(217)	52	(159)	(6)	(330)
Amounts reclassified from AOCI:
Before tax	75	12	20	1	108
Tax effect	18	3	5	—	26
Amounts reclassified, net of tax	57	9	15	1	82
Total OCI, net of tax	(160)	61	(144)	(5)	(248)
AOCI balance, December 31, 2018	(1,164)	(31)	(500)	(20)	(1,715)
OCI before reclassifications, net of tax	(42)	(89)	790	18	677
Amounts reclassified from AOCI:
Before tax	111	25	119	1	256
Tax effect	27	6	29	—	62
Amounts reclassified, net of tax	84	19	90	1	194
Total OCI, net of tax	42	(70)	880	19	871
AOCI balance, December 31, 2019	(1,122)	(101)	380	(1)	(844)
OCI before reclassifications, net of tax	190	1	1,298	2	1,491
Amounts reclassified from AOCI:
Before tax	75	48	(32)	—	91
Tax effect	18	12	(8)	—	22
Amounts reclassified, net of tax	57	36	(24)	—	69
Total OCI, net of tax	247	37	1,274	2	1,560
AOCI balance, December 31, 2020	$(875)	$(64)	$1,654	$1	$716
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Net interest income	Net interest income

Truist Financial Corporation 127

NOTE 14. Income Taxes

The components of the income tax provision are as follows:

Year Ended December 31, (Dollars in millions)	2020	2019	2018
Current expense:
Federal	$979	$357	$629
State	155	97	151
Total current expense	1,134	454	780
Deferred expense:
Federal	(131)	290	26
State	(22)	38	(3)
Total deferred expense	(153)	328	23
Provision for income taxes	$981	$782	$803

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company’s actual provision for income taxes and actual effective tax rate is presented in the following table:

	2020		2019		2018
Year Ended December 31, (Dollars in millions)	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes
Federal income taxes at statutory rate	$1,149	21.0%	$844	21.0%	$853	21.0%
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	105	1.9	107	2.7	117	2.9
Income tax credits, net of amortization	(178)	(3.3)	(86)	(2.1)	(57)	(1.4)
Tax-exempt interest	(99)	(1.8)	(69)	(1.8)	(90)	(2.2)
Federal tax reform impact	—	—	—	—	(27)	(0.7)
Other, net	4	0.1	(14)	(0.3)	7	0.2
Provision for income taxes	$981	17.9	$782	19.5	$803	19.8

128 Truist Financial Corporation

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax purposes. DTAs and DTLs are measured using the enacted federal and state tax rates in the periods in which the DTAs or DTLs are expected to be realized. The net deferred income tax liability is recorded in Other liabilities in the Consolidated Balance Sheets. Significant DTAs and DTLs, net of the federal impact for state taxes, are presented in the following table.

December 31, (Dollars in millions)	2020	2019
DTAs:
ALLL	$1,376	$366
Employee compensation and benefits	698	721
Loans	369	753
Operating lease liability	469	225
Accruals and reserves	305	322
Federal and state NOLs and other carryforwards	149	156
Net unrealized losses in AOCI	—	257
Other	57	77
Total gross DTAs	3,423	2,877
Valuation allowance	(123)	(130)
Total DTAs net of valuation allowance	3,300	2,747
DTLs:
Pension	1,299	1,167
Goodwill and other intangible assets	688	694
Equipment and auto leasing	599	932
MSRs	459	491
ROU assets	327	146
Net unrealized gains in AOCI	222	—
Premises and equipment	147	162
Partnerships	84	23
Other	48	144
Total DTLs	3,873	3,759
Net DTL	$(573)	$(1,012)

The DTAs include Federal and state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2021 to 2040. The Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $123 million and $130 million at December 31, 2020 and 2019, respectively.

The following table provides a rollforward of the Company's gross federal and state UTBs, excluding interest and penalties:

December 31, (Dollars in millions)	2020	2019
Balance, January 1	$127	$2
Increases in UTBs related to prior years	4	120
Decreases in UTBs related to prior years	(1)	—
Increases in UTBs related to the current year	18	6
Decreases in UTBs related to settlements	(13)	(1)
Decreases in UTBs related to lapse of the applicable statues of limitations	(2)	—
Balance, December 31	$133	$127

The amount of UTBs that would favorably affect the Company's effective tax rate, if recognized, was $100 million and $99 million at December 31, 2020 and 2019, respectively. Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statement of Income. The Company had a gross liability of $12 million and $11 million for interest and penalties related to its UTBs at December 31, 2020 and 2019, respectively. The amount of gross expense related interest and penalties on UTBs was immaterial.

The Company files U.S. federal, state and local income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2017. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2013. It is reasonably possible that the liability for unrecognized tax benefits could decrease by as much as $15 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

Truist Financial Corporation 129

NOTE 15. Benefit Plans

Defined Benefit Retirement Plans

Truist provides defined benefit retirement plans qualified under the IRC that cover most teammates. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the IRC. Although technically unfunded plans, Rabbi Trusts and insurance policies on the lives of certain of the covered employees are available to finance future benefits.

The Company's defined benefit plans obtained through the Merger were combined during 2020.

The following tables present a summary of the qualified and nonqualified defined benefit pension plans. On the Consolidated Balance Sheets, the qualified pension plan net asset is recorded as a component of Other assets and the nonqualified pension plans net liability is recorded as a component of Other liabilities. The data is calculated using an actuarial measurement date of December 31.

Year Ended December 31, (Dollars in millions)	Location	2020	2019	2018
Net periodic pension cost:
Service cost	Personnel expense	$518	$214	$238
Interest cost	Other expense	313	233	201
Estimated return on plan assets	Other expense	(866)	(480)	(448)
Net amortization and other	Other expense	76	111	81
Net periodic benefit cost		41	78	72
Pre-tax amounts recognized in OCI:
Net actuarial loss (gain)		(244)	34	289
Net amortization		(77)	(110)	(81)
Net amount recognized in OCI		(321)	(76)	208
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax		$(280)	$2	$280
Weighted average assumptions used to determine net periodic pension cost:
Discount rate		3.45%	4.43%	3.79%
Expected long-term rate of return on plan assets		6.90	7.00	7.00
Assumed long-term rate of annual compensation increases		4.50	4.50	4.50
Weighted average assumptions used to determine net periodic pension cost for SunTrust plans prior to being combined:
Discount rate		NA	3.22%	NA
Expected long-term rate of return on plan assets		NA	6.90	NA

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Truist considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in the Company's Investment Policy Statement. For 2021, the expected rate of return on plan assets is 6.7%.

130 Truist Financial Corporation

Activity in the projected benefit obligation is presented in the following table:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2020	2019	2020	2019
Projected benefit obligation, January 1	$8,819	$4,697	$557	$386
Service cost	479	199	39	15
Interest cost	294	216	19	17
Actuarial loss	985	1,042	68	79
Benefits paid	(300)	(135)	(22)	(13)
Projected benefit obligation from Merger	—	2,800	—	72
Special termination benefits	—	—	—	1
Projected benefit obligation, December 31	$10,277	$8,819	$661	$557
Accumulated benefit obligation, December 31	$9,044	$7,859	$503	$432
Weighted average assumptions used to determine projected benefit obligations:
Weighted average assumed discount rate	2.94%	3.45%	2.94%	3.45%
Assumed rate of annual compensation increases (1)	3.50	4.50	3.50	4.50
Weighted average assumptions used to determine projected benefit obligations for SunTrust plans prior to being combined:
Weighted average assumed discount rate	NA	3.22%	NA	3.22%
(1)The assumed rate for qualified and nonqualified plans is 3.50% in 2021 and increases to 4.50% thereafter.

Activity in plan assets is presented in the following table:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2020	2019	2020	2019
Fair value of plan assets, January 1	$12,398	$5,968	$—	$—
Actual return on plan assets	2,164	1,566	—	—
Employer contributions	373	1,696	22	13
Benefits paid	(300)	(135)	(22)	(13)
Fair value of plan assets from Merger	—	3,303	—	—
Fair value of plan assets, December 31	$14,635	$12,398	$—	$—
Funded status, December 31	$4,358	$3,579	$(661)	$(557)

The following are the pre-tax amounts recognized in AOCI:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2020	2019	2020	2019
Prior service credit (cost)	$(90)	$(114)	$77	$96
Net actuarial loss	(858)	(1,218)	(263)	(217)
Net amount recognized	$(948)	$(1,332)	$(186)	$(121)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2021:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
Net actuarial loss	$—	$(28)
Prior service credit (cost)	(25)	19
Net amount expected to be amortized	$(25)	$(9)

Truist makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Truist made discretionary contributions of $387 million during the first quarter of 2021. Management may make additional contributions in 2021. For the nonqualified plans, the employer contributions are based on benefit payments.

Truist Financial Corporation 131

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2021	$305	$22
2022	324	23
2023	342	31
2024	360	26
2025	381	27
2026-2030	2,205	160

The Company's primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the ERISA. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle, and can assume an above-average level of risk, as measured by the standard deviation of annual return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

Truist periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. Truist has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The following table presents the fair values of the qualified pension plan assets by asset category:

December 31, (Dollars in millions)	Target Allocation		2020			2019
	Min	Max	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents			$290	$290	$—	$295	$295	$—
U.S. equity securities (1)	30%	50%	6,587	3,531	3,056	5,336	3,629	1,707
International equity securities	11	18	1,614	360	1,254	1,752	328	1,424
Fixed income securities	35	53	5,368	11	5,357	4,629	11	4,618
Total			$13,859	$4,192	$9,667	$12,012	$4,263	$7,749
(1)The plan may hold up to 10% of its assets in Truist common stock.

International equity securities include a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs. At December 31, 2020 and 2019, investments totaling $773 million and $341 million, respectively, have been excluded from the table above as valued based on net asset value as a practical expedient.

Defined Contribution Plans

Truist offers a 401(k) Savings Plan and other defined contribution plans that permit teammates to contribute up to 50% of cash compensation. For full-time teammates who are 21 years of age or older with one year or more of service, Truist makes matching contributions of up to 6% of the employee's compensation. The Company's contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $272 million, $152 million and $141 million for the years ended December 31, 2020, 2019 and 2018, respectively. Certain teammates of subsidiaries participate in the 401(k) Savings Plan with different matching formulas. The Company's defined contribution plan obtained through the Merger was combined during 2020.

Equity-Based Compensation Plans

At December 31, 2020, RSAs, RSUs and PSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining teammates, directors and independent contractors and to align the interests of eligible participants with those of Truist and its shareholders.

The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Until vested, certain of these awards are subject to forfeiture under specified circumstances. The fair value of RSUs and PSUs is based on the common stock price on the grant date less the present value of expected dividends that will be foregone during the vesting period. Substantially all awards are granted in February of each year. Grants to non-executive teammates primarily consist of RSUs.

132 Truist Financial Corporation

The following table provides a summary of the equity-based compensation plans:

December 31, 2020
Shares available for future grants (in thousands)	19,815
Vesting period, minimum	1.0 year
Vesting period, maximum	5.0 years

The following table presents a summary of selected data related to equity-based compensation costs:

As of / For the Year Ended December 31, (Dollars in millions)	2020	2019	2018
Equity-based compensation expense	$353	$165	$141
Income tax benefit from equity-based compensation expense	84	38	34
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	412	216	260
Grant date fair value of equity-based awards that vested during the year	420	134	139
Unrecognized compensation cost related to equity-based awards	234	274	135
Weighted-average life over which compensation cost is expected to be recognized	2.3 years	2.3 years	2.4 years

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2020	20,061	$46.25
Granted	7,692	47.33
Vested	(8,883)	47.24
Forfeited	(782)	51.22
Nonvested at December 31, 2020	18,088	47.93

Other Benefits

There are various other employment contracts, deferred compensation arrangements and non-compete covenants with selected members of management and certain retirees. These plans and their obligations are not material to the financial statements.

NOTE 16. Commitments and Contingencies

Truist utilizes a variety of financial instruments to meet the financing needs of clients and to mitigate exposure to risks. These financial instruments include commitments to extend credit, letters of credit and financial guarantees and derivatives. Truist also has commitments to fund certain affordable housing investments and contingent liabilities related to certain sold loans.

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

Additionally, the Company invests in other community development entities as a limited partner and/or a lender. The Company receives tax credits for its limited partner investments. The Company has determined that the majority of the related partnerships are VIEs. The Company has concluded that it is not the primary beneficiary of these investments. Truist uses the equity method of accounting for these investments.

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
Truist Financial Corporation 133

Truist has investments in and future funding commitments related to private equity and certain other equity method investments. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

The following table summarizes certain tax credit and certain equity investments:

December 31, (Dollars in millions)	Balance Sheet Location	2020	2019
Investments in affordable housing projects:
Carrying amount	Other assets	$3,823	$3,684
Amount of future funding commitments included in carrying amount	Other liabilities	1,057	1,271
Lending exposure	NA	546	647
Renewable energy investments:
Carrying amount	Other assets	167	81
Amount of future funding commitments not included in carrying amount	NA	76	246
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,574	1,556
Amount of future funding commitments not included in carrying amount	NA	471	331

The following table presents a summary of tax credits and amortization associated with the Company's tax credit investment activity:

Year Ended December 31, (Dollars in millions)	Income Statement Location	2020	2019	2018
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$454	$284	$262
Other community development investments	Provision for income taxes	96	39	—
Renewable energy investments	NA	159	—	—
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$455	$279	$260
Other community development investments	Other noninterest income	81	28	—
Renewable energy investments	Other noninterest income	4	4	—

Letters of Credit and Financial Guarantees

Commitments to extend, originate or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow Truist to cancel the commitment due to deterioration in the borrowers' creditworthiness. The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of guarantees and letters of credit are estimated based on the counterparties' creditworthiness and average default rates for loan products with similar risks. Consumer lending and revolving credit commitments have an immaterial fair value as Truist typically has the unconditional ability to cancel such commitments. Refer to "Note 18. Fair Value Disclosures" for additional disclosures on the RUFC.

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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

December 31, (Dollars in millions)	2020	2019
Commitments to extend, originate or purchase credit	$186,731	$177,598
Residential mortgage loans sold with recourse	328	371
CRE mortgages serviced for others covered by recourse provisions	9,019	8,676
Letters of credit	5,066	5,181

134 Truist Financial Corporation

Derivatives

Truist enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates. For additional information on derivative instruments, see "Note 19. Derivative Financial Instruments."

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

The Company concluded that the associated VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses, and the right to receive benefits, that could potentially be significant. At December 31, 2020, the Company’s Consolidated Balance Sheet reflected $1.3 billion of assets and $41 million of other liabilities of the VIEs. At December 31, 2019, the Company’s Consolidated Balance Sheet reflected $2.7 billion of assets and $116 million of other liabilities of the VIEs. Assets at December 31, 2020 and December 31, 2019 include $1.3 billion and $2.6 billion in trading loans, respectively. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. For additional information on TRS contracts and the related VIEs, see "Note 19. Derivative Financial Instruments."

Other Commitments

Truist holds public funds in certain states that do not require 100% collateralization on public fund bank deposits. In these states, should the failure of another public fund depository institution result in a loss for the public entity, the resulting uncollateralized deposit shortfall would have to be absorbed on a pro-rata basis (based upon the public deposits held by each bank within the respective state) by the remaining financial institutions holding public funds in that state. Truist monitors deposits levels relative to the total public deposits held by all depository institutions within these states. The likelihood that the Company would have to perform under this guarantee is dependent on whether any financial institutions holding public funds default, as well as the adequacy of collateral coverage.

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

The Company utilizes the Fixed Income Clearing Corporation for trade comparisons, netting and settlement of fixed income securities. As a Government Securities Division netting member, the Company has a commitment to the Fixed Income Clearing Corporation to meet its financial obligations as a central counterparty clearing house in the event the Fixed Income Clearing Corporation has insufficient liquidity recourses through a potential committed liquidity resource repurchase transaction. Any commitment would be based on the Company’s share of its liquidity burden on the Fixed Income Clearing Corporation. Truist does not believe that any payments related to these guarantees would materially change the financial position or results of operations of Truist.
Truist Financial Corporation 135

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

December 31, (Dollars in millions)	2020	2019
Pledged securities	$24,974	$11,283
Pledged loans:
FRB	75,615	30,238
FHLB	69,994	80,816
Unused borrowing capacity:
FRB	52,831	21,169
FHLB	52,274	37,303

Litigation and Regulatory Matters

Truist and/or its subsidiaries are routinely parties to numerous legal proceedings, including private, civil litigation and regulatory investigations, arising from the ordinary conduct of its regular business activities. The matters range from individual actions involving a single plaintiff to class action lawsuits with multiple class members and can involve claims for substantial amounts. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation and may consist of a variety of claims, including common law tort and contract claims and statutory antitrust, securities and consumer protection claims, and the ultimate resolution of any proceeding is uncertain and inherently difficult to predict. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations, or consolidated cash flows of Truist.

In accordance with the provisions of U.S. GAAP for contingencies, Truist establishes accruals for legal matters when potential losses associated with the actions become probable and the amount of loss can be reasonably estimated. There is no assurance that the ultimate resolution of these matters will not significantly exceed the amounts that Truist has accrued. Accruals for legal matter are based on management’s best judgment after consultation with counsel and others, as warranted.

The Company’s estimate of reasonably possible losses, in excess of amounts accrued, ranges from zero to approximately $200 million as of December 31, 2020. This estimated range is based upon currently available information and involves considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors. In addition, the matters underlying this estimated range will change from time to time, and actual losses may vary significantly from this estimate. As a result, the Company does not believe that an estimate of reasonably possible losses can be made for certain matters. Such matters are not reflected in the range provided here.

The following is a description of certain legal proceedings in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received. On October 6, 2017, the trial court granted plaintiff's motion for class certification and defined the class as "Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the "Transaction"); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees" and the granting of a certified class was affirmed on appeal. On April 8, 2020, the Company filed a motion seeking to narrow the scope of this class and on May 29, 2020, it filed a renewed motion to compel arbitration of the claims of some of the class members. On February 9, 2021, the trial court denied both motions as premature but held that the issues could be raised again after the conclusion of discovery, which is currently underway. The Company believes that the claims are without merit.

136 Truist Financial Corporation

NOTE 17. Regulatory Requirements and Other Restrictions

Truist Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both Truist and Truist Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain "well-capitalized" under the prompt corrective action regulations.

Truist is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. Truist's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Truist is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2020 and 2019, Truist and Truist Bank were classified as "well-capitalized," and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures established by regulation to ensure capital adequacy require Truist to maintain minimum ratios of CET1 ratio of 4.5%, Tier 1 capital ratio of 6.0%, Total capital to risk-weighted assets ratio of 8.0%, Tier 1 capital to average tangible assets (leverage ratio) of 4.0% and supplementary leverage ratio of 3.0%. Truist is subject to a 2.7% SCB that became applicable on October 1, 2020. Truist Bank is subject to a 2.5% capital conservation buffer. The SCB and capital conservation buffer are amounts above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.

Risk-based capital ratios, which include CET1, Tier 1 capital and Total capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

December 31, (Dollars in millions)	2020		2019
	Ratio	Amount	Ratio	Amount
Truist Financial Corporation
CET1	10.0%	$37,869	9.5%	$35,643
Tier 1 capital	12.1	45,915	10.8	40,743
Total capital	14.5	55,011	12.6	47,511
Leverage (1)	9.6	45,915	14.7	40,743
Supplementary leverage (2)	8.7	45,915	NA	NA
Truist Bank
CET1	11.0	40,642	10.6	38,739
Tier 1 capital	11.0	40,642	10.6	38,739
Total capital	13.0	47,882	12.0	43,984
Leverage (1)	8.7	40,642	14.5	38,739
Supplementary leverage (2)	7.5	40,642	NA	NA
(1)The leverage ratio is calculated using end of period Tier 1 capital and quarterly average tangible assets. The timing of the Merger impacted the 4Q19 result.
(2)Truist became subject to the supplementary leverage ratio as of January 1, 2020.

As an approved seller/servicer, Truist Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2020 and 2019, Truist Bank's capital was above all required levels.
Truist Financial Corporation 137

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2020 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$793	$—	$793	$—	$—
GSE	164	—	164	—	—
Agency MBS - residential	599	—	599	—	—
Agency MBS - commercial	21	—	21	—	—
States and political subdivisions	34	—	34	—	—
Corporate and other debt securities	545	—	545	—	—
Loans	1,586	—	1,586	—	—
Other	130	123	7	—	—
Total trading assets	3,872	123	3,749	—	—
AFS securities:
U.S. Treasury	1,746	—	1,746	—	—
GSE	1,917	—	1,917	—	—
Agency MBS - residential	113,541	—	113,541	—	—
Agency MBS - commercial	3,057	—	3,057	—	—
States and political subdivisions	493	—	493	—	—
Other	34	—	34	—	—
Total AFS securities	120,788	—	120,788	—	—
LHFS at fair value	4,955	—	4,955	—	—
MSRs at fair value	2,023	—	—	2,023	—
Other assets:
Derivative assets	3,837	752	4,903	186	(2,004)
Equity securities	1,054	996	58	—	—
Total assets	$136,529	$1,871	$134,453	$2,209	$(2,004)
Liabilities:
Derivative liabilities	$555	$386	$3,263	$14	$(3,108)
Securities sold short	1,115	3	1,112	—	—
Total liabilities	$1,670	$389	$4,375	$14	$(3,108)

138 Truist Financial Corporation

December 31, 2019 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$227	$—	$227	$—	$—
GSE	296	—	296	—	—
Agency MBS - residential	497	—	497	—	—
Agency MBS - commercial	68	—	68	—	—
States and political subdivisions	82	—	82	—	—
Non-agency MBS	277	—	277	—	—
Corporate and other debt securities	1,204	—	1,204	—	—
Loans	2,948	—	2,948	—	—
Other	134	90	44	—	—
Total trading assets	5,733	90	5,643	—	—
AFS securities:
U.S. Treasury	2,276	—	2,276	—	—
GSE	1,881	—	1,881	—	—
Agency MBS - residential	68,236	—	68,236	—	—
Agency MBS - commercial	1,341	—	1,341	—	—
States and political subdivisions	585	—	585	—	—
Non-agency MBS	368	—	—	368	—
Other	40	—	40	—	—
Total AFS securities	74,727	—	74,359	368	—
LHFS	5,673	—	5,673	—	—
MSRs	2,618	—	—	2,618	—
Other assets:
Derivative assets	2,053	606	3,620	34	(2,207)
Equity securities	817	815	2	—	—
Private equity investments	440	—	—	440	—
Total assets	$92,061	$1,511	$89,297	$3,460	$(2,207)
Liabilities:
Derivative liabilities	$366	$204	$3,117	$15	$(2,970)
Securities sold short	1,074	18	1,056	—	—
Total liabilities	$1,440	$222	$4,173	$15	$(2,970)
(1)Refer to "Note 19. Derivative Financial Instruments" for additional discussion on netting adjustments.

At December 31, 2020, investments totaling $314 million have been excluded from the table above as valued based on net asset value as a practical expedient.

The following discussion focuses on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Available for Sale and Trading Securities: Securities accounted for at fair value include both the available-for-sale and trading portfolios. The Company uses prices obtained from pricing services, dealer quotes or recent trades to estimate the fair value of securities. The majority of AFS securities were priced by third party vendors whereas trading securities are priced internally. The AFS securities and trading securities are subject to IPV. Management independently evaluates the fair values of AFS Securities and trading securities through comparisons to external pricing sources, review of additional information provided by the pricing service and other third party sources for selected securities and back-testing to compare the price realized on any security sales to the pricing information received from the pricing service. Fair value measurements for trading securities are derived from observable market-based information including, but not limited to, overall market conditions, recent trades, comparable securities, broker quotes and FINRA’s Trade Reporting and Compliance Engine data when determining the value of a position. Security prices are also validated through actual cash settlement upon the sale of a security.

As described by security type below, additional inputs may be used, or some inputs may not be applicable.

Truist Financial Corporation 139

Trading loans: The Company has elected to measure trading loans at fair value. Trading loans are valued primarily using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active by a third party pricing service. Trading loans include:

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

Non-agency MBS: No non-agency MBS were held as of December 31, 2020. As of December 31, 2019, Non-agency MBS in the trading portfolio included purchased interests in third party securitizations that have a high investment grade rating, and the pricing matrices for these securities were based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above; as such, these securities were classified as level 2. Non-agency MBS in the AFS securities portfolio included investments in Re-REMIC trusts that primarily hold U.S. Treasury securities and non-agency MBS, which were valued based on broker pricing models that use baseline securities yields and tranche-level yield adjustments to discount cash flows using market convention prepayment speed and default assumptions. These investments were classified as level 3.

Corporate and other debt securities: These securities consist primarily of corporate bonds and commercial paper. Corporate bonds are senior and subordinated debt obligations of domestic corporations. The Company acquires commercial paper that is generally short-term in nature and highly rated. These securities are valued based on a review of quoted market prices for similar assets as well as through the various other inputs discussed previously.

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

140 Truist Financial Corporation

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

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Trading Assets	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2018	$—	$432	$1,056	$3	$404
Total realized and unrealized gains (losses):
Included in earnings	—	9	71	11	66
Purchases	5	—	—	—	91
Issuances	—	—	152	24	—
Sales	(2)	—	—	—	(112)
Settlements	—	(50)	(171)	(26)	(56)
Balance at December 31, 2018	3	391	1,108	12	393
Total realized and unrealized gains (losses):
Included in earnings	—	13	(105)	63	47
Included in unrealized net holding gains (losses) in OCI	—	4	—	—	—
Purchases	23	—	31	(1)	137
Issuances	—	—	170	63	—
Sales	(26)	—	(27)	—	(91)
Settlements	—	(40)	(164)	(118)	(46)
Transfers into Level 3	—	—	—	(10)	—
Merger additions	—	—	1,605	10	—
Balance at December 31, 2019	—	368	2,618	19	440
Total realized and unrealized gains (losses):
Included in earnings	—	306	(550)	467	2
Included in unrealized net holding gains (losses) in OCI	—	(178)	—	—	—
Purchases	—	—	—	—	27
Issuances	—	—	711	780	—
Sales	—	(481)	—	—	—
Settlements	—	(15)	(756)	(1,094)	(21)
Transfers out of level 3 and other	—	—	—	—	(448)
Balance at December 31, 2020	$—	$—	$2,023	$172	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2020	$—	$—	$(535)	$179	$—
Primary income statement location of realized gains (losses) included in earnings	Net interest income	Gain on sale of securities	Residential mortgage income and Commercial real estate related income	Residential mortgage income and Commercial real estate related income	Other income

Truist Financial Corporation 141

During 2020, Truist sold non-agency MBS previously categorized as Level 3 that represented ownership interests in various tranches of Re-REMIC trusts. The Re-REMIC tranches did not have an active market and therefore were categorized as Level 3.

During 2020, as a result of a change in control of the funds’ manager, the Company deconsolidated certain SBIC funds for which it had previously concluded that it was the primary beneficiary. Following the deconsolidation, the investments in SBIC funds are valued based on net asset value per unit, as provided by the fund manager as a practical expedient, which approximates the fair value, and have not been classified in the fair value hierarchy. The SBIC funds in which the Company invests primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates over the next 10 years, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of December 31, 2020, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority of members or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited.

Refer to "Note 8. Loan Servicing" for additional information on valuation techniques and inputs for MSRs.

Fair Value Option

The following table details the fair value and UPB of LHFS that were elected to be measured at fair value. Trading loans, included in other trading assets, were also elected to be measured at fair value.

December 31, (Dollars in millions)	2020			2019
	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,586	$1,619	$(33)	$2,948	$2,982	$(34)
LHFS at fair value	4,955	4,736	219	5,673	5,563	110

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

	2020		2019
As of / For The Year Ended December 31, (Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
LHFS	$979	$(101)	$2,700	$(17)
Loans and leases	142	(52)	95	(23)
Other	92	(175)	84	(253)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at the lower of cost or market. LHFS as of December 31, 2020 includes the small ticket loan and lease portfolio. The table above excludes $125 million of LHFS carried at cost at December 31, 2020 that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value. Excluding government guaranteed loans, the Company held $5 million in nonperforming LHFS at December 31, 2020 and $107 million of nonperforming LHFS at December 31, 2019. LHFS that were 90 days or more past due and still accruing interest were not material at December 31, 2020. Loans and leases are primarily collateral dependent and may be subject to liquidity adjustments. Refer to "Note 1. Basis of Presentation" for additional discussion of individually evaluated loans and leases. Other includes foreclosed real estate, other foreclosed property, ROU assets, premises and equipment and OREO, and consists primarily of residential homes, commercial properties, vacant lots and automobiles. ROU assets are measured based on the fair value of the assets, which considers the potential for future sublease income. The remaining assets are measured at the lower of cost or fair value less costs to sell.

142 Truist Financial Corporation

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

December 31, (Dollars in millions)		2020		2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Loans and leases HFI, net of ALLL	Level 3	$293,899	$295,461	$298,293	$298,586
Financial liabilities:
Time deposits	Level 2	21,941	22,095	35,896	35,885
Long-term debt	Level 2	39,597	40,864	41,339	42,051

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $364 million and $373 million at December 31, 2020 and December 31, 2019, respectively. Prior to the adoption of CECL, the carrying value includes deferred fees.

Truist Financial Corporation 143

NOTE 19. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of December 31, 2020 and December 31, 2019.

	2020			2019
December 31, (Dollars in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	$—	$—	$—	$23,701	$113	$(25)
Options hedging long-term debt	—	—	—	3,407	—	(2)
Swaps hedging commercial loans	—	—	—	44	—	—
Swaps hedging AFS securities	17,765	—	—	—	—	—
Total	17,765	—	—	27,152	113	(27)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	156,338	3,399	(862)	144,473	1,817	(673)
Options	25,386	45	(18)	25,938	28	(19)
Forward commitments	4,847	9	(11)	7,907	6	(7)
Other	2,573	—	—	1,807	—	—
Equity contracts	31,152	1,856	(2,297)	38,426	1,988	(2,307)
Credit contracts:
Loans and leases	1,056	—	(5)	894	—	(34)
Risk participation agreements	7,802	1	(13)	6,696	—	(2)
Total return swaps	1,296	13	(33)	2,531	27	(11)
Foreign exchange contracts	12,066	189	(219)	12,986	144	(164)
Commodity	2,872	130	(124)	2,659	67	(65)
Total	245,388	5,642	(3,582)	244,317	4,077	(3,282)
Mortgage banking:
Interest rate contracts:
Swaps	687	—	—	535	—	—
Interest rate lock commitments	8,609	186	(3)	4,427	34	(2)
When issued securities, forward rate agreements and forward commitments	11,691	6	(73)	11,997	10	(18)
Other	466	—	—	603	2	—
Total	21,453	192	(76)	17,562	46	(20)
MSRs:
Interest rate contracts:
Swaps	36,161	—	(5)	19,196	—	—
Options	101	—	—	1,519	22	(2)
When issued securities, forward rate agreements and forward commitments	1,314	7	—	5,560	2	(5)
Other	760	—	—	567	—	—
Total	38,336	7	(5)	26,842	24	(7)
Total derivatives not designated as hedges	305,177	5,841	(3,663)	288,721	4,147	(3,309)
Total derivatives	$322,942	5,841	(3,663)	$315,873	4,260	(3,336)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,561)	1,561		(1,708)	1,708
Cash collateral (received) posted for amounts subject to master netting arrangements		(443)	1,547		(499)	1,262
Net amount		$3,837	$(555)		$2,053	$(366)

144 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the consolidated balance sheet:

December 31, 2020 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,383	$(1,618)	$2,765	$(2)	$2,763
Derivatives not subject to master netting arrangement or similar arrangement	705	—	705	(1)	704
Exchange traded derivatives	753	(386)	367	—	367
Total derivative assets	$5,841	$(2,004)	$3,837	$(3)	$3,834
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,103)	$2,722	$(381)	$35	$(346)
Derivatives not subject to master netting arrangement or similar arrangement	(174)	—	(174)	—	(174)
Exchange traded derivatives	(386)	386	—	—	—
Total derivative liabilities	$(3,663)	$3,108	$(555)	$35	$(520)

December 31, 2019 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,516	$(2,003)	$1,513	$(17)	$1,496
Derivatives not subject to master netting arrangement or similar arrangement	138	—	138	(1)	137
Exchange traded derivatives	606	(204)	402	—	402
Total derivative assets	$4,260	$(2,207)	$2,053	$(18)	$2,035
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,939)	$2,761	$(178)	$22	$(156)
Derivatives not subject to master netting arrangement or similar arrangement	(193)	5	(188)	11	(177)
Exchange traded derivatives	(204)	204	—	—	—
Total derivative liabilities	$(3,336)	$2,970	$(366)	$33	$(333)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	2020			2019
		Hedge Basis Adjustment			Hedge Basis Adjustment
December 31, (Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities	$100,988	$(33)	$50	$473	$—	$65
Loans and leases	470	—	18	528	3	15
Long-term debt	27,725	—	930	28,557	174	23

Truist Financial Corporation 145

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

Year Ended December 31, (Dollars in millions)	2020	2019	2018
Pre-tax gain (loss) recognized in OCI:
Deposits	$—	$(42)	$15
Short-term borrowings	—	2	(3)
Long-term debt	—	(76)	57
Total	$—	$(116)	$69
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(8)	$(1)	$(1)
Short-term borrowings	(19)	(10)	1
Long-term debt	(21)	(14)	(12)
Total	$(48)	$(25)	$(12)

The following table summarizes the impact on net interest income related to fair value hedges:

Year Ended December 31, (Dollars in millions)	2020	2019	2018
AFS securities:
Amounts related to interest settlements	$(3)	$—	$(5)
Recognized on derivatives	29	(16)	12
Recognized on hedged items	(41)	8	(15)
Net income (expense) recognized	(15)	(8)	$(8)
Loans and leases:
Amounts related to interest settlements	(1)	—	(2)
Recognized on derivatives	(3)	(21)	(1)
Recognized on hedged items	1	19	2
Net income (expense) recognized	(3)	(2)	(1)
Long-term debt:
Amounts related to interest settlements	182	(56)	(30)
Recognized on derivatives	831	170	(122)
Recognized on hedged items	(732)	(151)	165
Net income (expense) recognized	281	(37)	13
Net income (expense) recognized, total	$263	$(47)	$4

The following table presents information about the Company's cash flow and fair value hedges:

December 31, (Dollars in millions)	2020	2019
Cash flow hedges:
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	$(64)	$(101)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(42)	(37)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$862	$(57)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	292	(6)

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

146 Truist Financial Corporation

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

Year Ended December 31, (Dollars in millions)	Location	2020	2019	2018
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$44	$76	$40
Foreign exchange contracts	Investment banking and trading income and other income	(45)	(13)	21
Equity contracts	Investment banking and trading income and other income	(4)	(3)	—
Credit contracts	Investment banking and trading income and other income	178	(25)	—
Commodity contracts	Investment banking and trading income	6	—	—
Mortgage banking:
Interest rate contracts	Residential mortgage income	(418)	(61)	36
Interest rate contracts	Commercial real estate related income	3	(4)	—
MSRs:
Interest rate contracts	Residential mortgage income	495	137	(62)
Interest rate contracts	Commercial real estate related income	20	7	(3)
Total		$279	$114	$32

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, credit default swaps, risk participations and TRS. The Company accounts for these contracts as derivatives.

The Company has entered into TRS contracts on loans. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. For additional information on the Company’s TRS contracts, see "Note 16. Commitments and Contingencies."

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At December 31, 2020, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

December 31, (Dollars in millions)	2020	2019
Risk participation agreements:
Maximum potential amount of exposure	$530	$291
Total return swaps:
Cash collateral held	374	653

Truist Financial Corporation 147

The following table summarizes collateral positions with counterparties:

December 31, (Dollars in millions)	2020	2019
Dealer and other counterparties:
Cash and other collateral received from counterparties	$446	$514
Derivatives in a net gain position secured by collateral received	585	615
Unsecured positions in a net gain with counterparties after collateral postings	49	101
Cash collateral posted to dealer counterparties	1,524	1,255
Derivatives in a net loss position secured by collateral	1,604	1,300
Additional collateral that would have been posted had the Company's credit ratings dropped below investment grade	3	12
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	172	30
Derivatives in a net loss position	90	31
Derivatives in a net gain position	5	—
Securities pledged to central counterparties clearing	1,281	513

NOTE 20. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

Year Ended December 31, (Dollars in millions, except per share data, shares in thousands)	2020	2019	2018
Net income available to common shareholders	$4,184	$3,028	$3,063
Weighted average number of common shares	1,347,080	805,104	772,963
Effect of dilutive outstanding equity-based awards	11,209	10,100	10,521
Weighted average number of diluted common shares	1,358,289	815,204	783,484
Basic EPS	$3.11	$3.76	$3.96
Diluted EPS	$3.08	$3.71	$3.91
Anti-dilutive awards	16	4	22

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

Consumer Banking and Wealth

The CB&W segment is made up of five primary businesses:

•Retail Community Banking provides banking, borrowing, investing and protection services, and advice through Premier Banking, to individuals and small business clients through an extensive network of branches and ATMs, digital channels and contact centers. Financial products and services offered include deposits and payments, credit cards, loans, mortgages, brokerage and investment advisory services and insurance solutions. Consumer Banking also serves as an entry point for clients and services for other businesses.
•NCF&P provides a comprehensive set of technology-enabled lending solutions to individuals and small businesses through several national channels including LightStream, Sheffield and certain point-of-sale lending partnerships. NCF&P also provides merchant services and payment processing solutions to business clients in the community bank.
•Wealth provides a full array of wealth management and banking products and professional services to individuals and institutional clients, including trust, brokerage, professional investment advisory, loans and deposits services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Management Group. Full service and online/discount brokerage products are offered to individual clients; additionally, investment advisory products and services are offered to clients through an SEC registered investment advisor. Wealth also includes GenSpring Family Office Advisory Services, LLC, which provides family office solutions to clients and their families to help them manage and sustain wealth across multiple generations, including family meeting facilitation, consolidated reporting, expense management, specialty asset management and business transition advice, as well as other wealth management disciplines.
148 Truist Financial Corporation

•Mortgage Banking offers residential mortgage products nationally through its retail and correspondent channels, the internet and by telephone. These products are either sold in the secondary market, typically with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking also services loans held in the Company’s loan portfolio as well as those held by third party investors. Mortgage also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies.
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
•Commercial Community Banking offers an array of traditional banking products, including lending, deposits, cash management and investment banking solutions via CIB to commercial clients (generally clients with revenues between $5 million and $500 million), including not-for-profit organizations, governmental entities, healthcare and aging services and auto dealer financing (floor plan inventory financing). Local teams deliver these solutions along with the Company’s industry expertise to commercial clients to help them achieve their goals.
•Commercial Real Estate provides a range of credit and deposit services as well as fee-based product offerings to developers, operators, and investors in commercial real estate properties through its National Banking Division. Additionally, Commercial Real Estate offers tailored financing and equity investment solutions for community development and affordable housing projects, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits. Real Estate Corporate and Investment Banking targets relationships with publicly-traded and privately owned REITs.
•Grandbridge Real Estate Capital, LLC is a fully integrated commercial mortgage investment banking company that originates commercial and multi-family real estate loans, services loan portfolios and provides asset and portfolio management as well as real estate brokerage services. Additionally, the Investor Services Group offers loan administration, special servicing, valuation and advisory services to third party clients.
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

Insurance Holdings

Truist’s IH segment is one of the largest insurance agency / brokerage networks, providing property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. IH also includes Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, insurance premium finance subsidiaries that provide funding to businesses in the United States and Canada.

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

Truist Financial Corporation 149

Truist emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management along with an organizational focus on referring clients between businesses. The objective is to provide Truist’s entire suite of products to its clients with the end goal of providing clients the best financial experience in the marketplace. To promote revenue growth, revenues of certain products and services are reflected in the results of the segment providing those products and services and are also allocated to CB&W and C&CB. These allocated revenues between segments are reflected as net referral fees in noninterest income and eliminated in OT&C.

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

Noninterest income includes inter-segment referral fees, as well as federal and state tax credits that are grossed up on a pre-tax equivalent basis, related primarily to certain community development investments. Recoveries for these allocations are reported in OT&C.

Corporate expense allocations, including overhead or functional expenses that are not directly charged to the segments, are allocated to segments based on various drivers (number of FTEs, number of accounts, loan balances, net revenue, etc.). Recoveries for these allocations are reported in OT&C.

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

150 Truist Financial Corporation

The following table presents results by segment:

Year Ended December 31, (Dollars in millions)	CB&W			C&CB			IH			OT&C (1)			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net interest income (expense)	$7,377	$3,633	$3,410	$5,391	$3,153	$2,723	$126	$146	$119	$932	$381	$430	$13,826	$7,313	$6,682
Net intersegment interest income (expense)	1,424	923	406	(213)	(409)	(110)	(32)	(44)	(32)	(1,179)	(470)	(264)	—	—	—
Segment net interest income	8,801	4,556	3,816	5,178	2,744	2,613	94	102	87	(247)	(89)	166	13,826	7,313	6,682
Allocated provision for credit losses	1,004	513	506	1,304	102	111	9	9	3	18	(9)	(54)	2,335	615	566
Segment net interest income after provision	7,797	4,043	3,310	3,874	2,642	2,502	85	93	84	(265)	(80)	220	11,491	6,698	6,116
Noninterest income	4,056	2,316	2,047	2,476	1,168	1,019	2,241	2,112	1,872	106	(341)	(62)	8,879	5,255	4,876
Amortization of intangibles	419	58	41	175	31	19	72	74	71	19	1	—	685	164	131
Other noninterest expense	7,431	3,970	3,408	3,272	1,509	1,471	1,713	1,703	1,544	1,796	588	378	14,212	7,770	6,801
Income (loss) before income taxes	4,003	2,331	1,908	2,903	2,270	2,031	541	428	341	(1,974)	(1,010)	(220)	5,473	4,019	4,060
Provision (benefit) for income taxes	944	566	473	582	479	433	134	110	88	(679)	(373)	(191)	981	782	803
Segment net income (loss)	$3,059	$1,765	$1,435	$2,321	$1,791	$1,598	$407	$318	$253	$(1,295)	$(637)	$(29)	$4,492	$3,237	$3,257

Identifiable assets (period end)	$163,548	$169,970	$74,974	$186,555	$185,855	$85,985	$7,932	$7,325	$6,622	$151,193	$109,928	$58,116	$509,228	$473,078	$225,697
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.
Truist Financial Corporation 151

NOTE 22. Parent Company Financial Information

Parent Company - Condensed Balance Sheets (Dollars in millions)	December 31,
	2020	2019
Assets:
Cash and due from banks	$688	$361
Interest-bearing deposits with banks	13,434	12,031
AFS securities at fair value	82	137
Advances to / receivables from subsidiaries:
Banking	2,541	1,350
Nonbank	3,734	3,735
Total advances to / receivables from subsidiaries	6,275	5,085
Investment in subsidiaries:
Banking	65,641	64,206
Nonbank	4,296	3,856
Total investment in subsidiaries	69,937	68,062
Other assets	313	655
Total assets	$90,729	$86,331
Liabilities and Shareholders' Equity:
Short-term borrowings	$621	$603
Long-term debt	18,890	18,130
Other liabilities	306	1,040
Total liabilities	19,817	19,773
Total shareholders' equity	70,912	66,558
Total liabilities and shareholders' equity	$90,729	$86,331

Parent Company - Condensed Income and Comprehensive Income Statements (Dollars in millions)	Year Ended December 31,
	2020	2019	2018
Income:
Dividends from subsidiaries:
Banking	$2,800	$1,650	$2,825
Nonbank	5	35	147
Total dividends from subsidiaries	2,805	1,685	2,972
Interest and other income from subsidiaries	170	217	164
Other income	12	—	7
Total income	2,987	1,902	3,143
Expenses:
Interest expense	333	475	364
Other expenses	174	250	82
Total expenses	507	725	446
Income before income taxes and equity in undistributed earnings of subsidiaries	2,480	1,177	2,697
Income tax benefit	56	92	52
Income before equity in undistributed earnings of subsidiaries	2,536	1,269	2,749
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	1,956	1,968	508
Net income	4,492	3,237	3,257
Total OCI	1,560	871	(248)
Total comprehensive income	$6,052	$4,108	$3,009

152 Truist Financial Corporation

Parent Company - Statements of Cash Flows (Dollars in millions)	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$4,492	$3,237	$3,257
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(1,956)	(1,968)	(508)
Other, net	(704)	84	(28)
Net cash from operating activities	1,832	1,353	2,721
Cash Flows From Investing Activities:
Proceeds from maturities, calls, and paydowns of AFS securities	79	157	33
Purchases of AFS securities	(22)	(79)	(28)
Investment in subsidiaries	(79)	(1)	—
Advances to subsidiaries	(6,711)	(5,358)	(4,639)
Proceeds from repayment of advances to subsidiaries	5,499	8,304	3,665
Net cash from acquisitions and divestitures	—	1,903	—
Other, net	14	(1)	(4)
Net cash from investing activities	(1,220)	4,925	(973)
Cash Flows From Financing Activities:
Net change in short-term borrowings	18	53	(5)
Net change in long-term debt	397	370	1,746
Repurchase of common stock	—	—	(1,205)
Net proceeds from preferred stock issued	3,449	1,683	—
Redemption of preferred stock	(500)	(1,725)	—
Cash dividends paid on common and preferred stock	(2,725)	(1,459)	(1,378)
Other, net	479	(40)	(52)
Net cash from financing activities	1,118	(1,118)	(894)
Net Change in Cash and Cash Equivalents	1,730	5,160	854
Cash and Cash Equivalents, January 1	12,392	7,232	6,378
Cash and Cash Equivalents, December 31	$14,122	$12,392	$7,232

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

Truist Financial Corporation 153

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.

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

There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.
154 Truist Financial Corporation

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of February 7, 2019, by and between SunTrust Banks, Inc. and BB&T Corporation.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 13, 2019.
2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 14, 2019, by and between SunTrust Banks, Inc. and BB&T Corporation.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed June 14, 2019.
3.1*	Articles of Incorporation of the Registrant, as consolidated and restated December 15, 2020.	Filed herewith.
3.2*	Bylaws of the Registrant, as amended and restated December 7, 2019.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed December 7, 2019.
4.1	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.2	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.3	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
4.7	Deposit Agreement, dated as of July 29, 2019, between the Company and Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.8	Form of Depositary Receipt.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.9	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
Other instruments defining the rights of holders of long-term debt securities of Truist are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Truist agrees to furnish copies of these instruments to the SEC upon request.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors' Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.3*	BB&T Corporation 2012 Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.4*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.5*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.
10.6*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.7*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.9*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.10*	BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
Truist Financial Corporation 155

Exhibit No.	Description	Location
10.11*	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.12*	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.13*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.14*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.15*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.16*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.17*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.18*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.19*	Modification of 2016-2018 Long-Term Incentive Performance Award - Summary.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 27, 2016.
10.20*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.21*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.
10.22*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.23*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.24*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and David H. Weaver.	Incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed February 25, 2016.
10.25*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.26*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.27*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of February 7, 2019.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 13, 2019.
10.28*	Form of Notice of Term Non-Renewal under Employment Agreements	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed March 6, 2019.
10.29*	Form of Synergy Incentive Award Letter with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 3, 2019.
10.30*	Synergy Incentive Award Letter with Christopher L. Henson	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed June 3, 2019.
10.31*	Form of First Amendment to Employment Agreement with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed June 3, 2019.
10.32*	Form of First Amendment to Employment Agreement with Christopher L. Henson	Incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed June 3, 2019.
10.33*	First Amendment to 2016 Employment Agreement with Brant J. Standridge	Incorporated herein by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.34*	First Amendment to 2016 Employment Agreement with David H. Weaver	Incorporated herein by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.35*	First Amendment to 2016 Employment Agreement with Dontá L. Wilson	Incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
156 Truist Financial Corporation

Exhibit No.	Description	Location
10.36*	Form of Synergy Incentive Award Letter with each of Brant J. Standridge, David H. Weaver and Dontá L. Wilson	Incorporated herein by reference to Exhibit 10.14 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.37*	SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015	Incorporated by reference to Exhibit 10.1 to SunTrust's Current Report on Form 8-K, filed August 13, 2015.
10.38*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1.1 to SunTrust's Registration Statement No. 333-158866 on Form S-8, filed April 28, 2009.
10.39*	Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan	Incorporated by reference to Exhibit 10.29 of SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.40*	Form of Restricted Stock Unit Award Agreement, 2016 ROTCE/TSR	Incorporated herein by reference to Exhibit 10.3 of SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2016.
10.41*	Form of Performance Vested Restricted Stock Unit Award Agreement, 2017, (ROTCE/TSR)	Incorporated herein by reference to Exhibit 10.19 of SunTrust's Annual Report on Form 10-K, filed February 24, 2017.
10.42*	Form of Performance Vested Restricted Stock Unit Award Agreement, 2018, Type I	Incorporated herein by reference to Exhibit 10.18 of SunTrust's Annual Report on Form 10-K, filed February 24, 2017.
10.43*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type II	Incorporated herein by reference to Exhibit 10.19 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.44*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type III	Incorporated herein by reference to Exhibit 10.20 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.45*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type II	Incorporated herein by reference to Exhibit 10.21 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.46*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type III	Incorporated herein by reference to Exhibit 10.22 of SunTrust's Annual Report on form 10-K, filed February 23, 2018.
10.47*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type IV	Incorporated herein by reference to Exhibit 10.23 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.48*	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed August 9, 2011.
10.49*	Further amended by Amendment Number One, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 10.10 to SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.50*	Executive Severance Plan, amended and restated January 1, 2019	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.51*	SunTrust Banks, Inc. 2018 Omnibus Incentive Compensation Plan	Incorporated herein by reference to Appendix B to SunTrust's definitive Proxy Statement, filed March 9, 2018.
10.52*	Form of Non-employee Director Restricted Stock Award Agreement	Incorporated herein by reference to Exhibit 10.2 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.53*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type I	Incorporated herein by reference to Exhibit 10.5 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.54*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type II	Incorporated herein by reference to Exhibit 10.6 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.55*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type III	Incorporated herein by reference to Exhibit 10.7 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.56*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type IV	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.57*	2019 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and William H. Rogers, Jr.	Incorporated herein by reference to Exhibit 10.90 of the Annual Report on Form 10-K, filed March 3, 2020.
10.58*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.59*	Form of Restricted Stock Unit Agreement (Executive Officers) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
Truist Financial Corporation 157

Exhibit No.	Description	Location
10.60*	Form of LTIP Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.61*	Form of Performance Unit Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.62*	Truist Financial Corporation Nonqualified Defined Contribution Plan	Filed herewith.
10.63*	Master Trust Agreement (NonQualified Plans) between Truist Financial Corporation and Fidelity Management Trust Company	Filed herewith.
10.64*	Truist Financial Corporation 401(k) Savings Plan	Filed herewith.
10.65*	Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Filed herewith.
10.66*	First Amendment to Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Filed herewith.
10.67*	SunTrust Banks, Inc. Directors Deferred Compensation Plan, amended and restated as of January 1, 2009	Incorporated by reference to Exhibit 10.1 to the SunTrust Current Report on Form 8-K, filed January 7, 2009.
10.68*	Amendment Number One to the SunTrust Banks, Inc. Directors Deferred Compensation Plan, effective as of January 1, 2018, incorporated by reference to Exhibit 10.14 SunTrust's	Incorporated herein by reference to Exhibit 10.14 of SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.69*	First Amendment to BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated January 1, 2005)	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
21†	Subsidiaries of the Registrant.	Filed herewith.
22†	List of Subsidiary Issuers of Guaranteed Securities.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.

158 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2021:

Truist Financial Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Kelly S. King	Chairman and Chief Executive Officer	February 24, 2021
Kelly S. King

/s/ William H. Rogers, Jr.	President and Chief Operating Officer	February 24, 2021
William H. Rogers, Jr.

/s/ Daryl N. Bible	Senior Executive Vice President and Chief Financial Officer	February 24, 2021
Daryl N. Bible	(Principal Financial Officer)

/s/ Cynthia B. Powell	Executive Vice President and Corporate Controller	February 24, 2021
Cynthia B. Powell	(Principal Accounting Officer)

/s/ Jennifer S. Banner	Director	February 24, 2021
Jennifer S. Banner

/s/ K. David Boyer, Jr.	Director	February 24, 2021
K. David Boyer, Jr.

/s/ Agnes Bundy Scanlan	Director	February 24, 2021
Agnes Bundy Scanlan

/s/ Anna R. Cablik	Director	February 24, 2021
Anna R. Cablik

/s/ Dallas S. Clement	Director	February 24, 2021
Dallas S. Clement

/s/ Paul D. Donahue	Director	February 24, 2021
Paul D. Donahue

/s/ Paul R. Garcia	Director	February 24, 2021
Paul R. Garcia

/s/ Patrick C. Graney III	Director	February 24, 2021
Patrick C. Graney III

/s/ Linnie M. Haynesworth	Director	February 24, 2021
Linnie M. Haynesworth

/s/ Easter A. Maynard	Director	February 24, 2021
Easter A. Maynard

/s/ Donna S. Morea	Director	February 24, 2021
Donna S. Morea

/s/ Charles A. Patton	Director	February 24, 2021
Charles A. Patton

/s/ Nido R. Qubein	Director	February 24, 2021
Nido R. Qubein

/s/ David M. Ratcliffe	Director	February 24, 2021
David M. Ratcliffe

/s/ Frank P. Scruggs, Jr.	Director	February 24, 2021
Frank P. Scruggs, Jr.

/s/ Christine Sears	Director	February 24, 2021
Christine Sears

Truist Financial Corporation 159

/s/ Thomas E. Skains	Director	February 24, 2021
Thomas E. Skains

/s/ Bruce L. Tanner	Director	February 24, 2021
Bruce L. Tanner

/s/ Thomas N. Thompson	Director	February 24, 2021
Thomas N. Thompson

/s/ Steven C. Voorhees	Director	February 24, 2021
Steven C. Voorhees

160 Truist Financial Corporation