Form 10-Q
period 2021-06-30
TRUIST FINANCIAL CORP
filed 2021-08-06
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021
Commission File Number: 1-10853
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
At July 31, 2021, 1,334,830,560 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below), formerly BB&T Corporation
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
EPS	Earnings per common share
EVE	Economic value of equity
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
IH	Insurance Holdings, an operating segment
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRM	Model Risk Management
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
Truist Financial Corporation 1

Term	Definition
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
PPP	Paycheck Protection Program, established by the CARES Act
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above), formerly BB&T Corporation
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

2 Truist Financial Corporation

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of Truist. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “would,” “could,” and other similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding Truist’s business, the economy, and other future conditions. Such statements involve inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed in Part I, Item 1A-Risk Factors in Truist’s Form 10-K for the year ended December 31, 2020:

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
•the COVID-19 pandemic disrupted the global economy and adversely impacted Truist’s financial condition and results of operations, including through increased expenses, reduced fee income and net interest margin, and increases in the allowance for credit losses; although conditions have improved in the U.S., a worsening of the pandemic, whether due to new variants of the coronavirus or others factors, could reintroduce or prolong these negative impacts and also adversely affect Truist’s capital and liquidity position or cost of capital, impair the ability of borrowers to repay outstanding loans, cause an outflow of deposits, and impair goodwill or other assets;
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
•security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s teammates and clients, malware intrusion, data corruption attempts, system breaches, cyber attacks, identity theft, ransomware attacks, and physical security risks, such as natural disasters, environmental conditions, and intentional acts of destruction, could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure; and
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism and pandemics), and the effects of climate change could have an adverse effect on Truist’s financial condition and results of operations, lead to material disruption of Truist’s operations or the ability or willingness of clients to access Truist’s products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by applicable law or regulation, Truist undertakes no obligation to revise or update any forward-looking statements.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$5,077	$5,029
Interest-bearing deposits with banks	21,480	13,839
Securities borrowed or purchased under resale agreements	1,242	1,745
Trading assets at fair value	5,945	3,872
AFS securities at fair value	139,879	120,788
LHFS (including $2,816 and $4,955 at fair value, respectively)	3,009	6,059
Loans and leases	286,485	299,734
ALLL	(5,121)	(5,835)
Loans and leases, net of ALLL	281,364	293,899
Premises and equipment	3,699	3,870
Goodwill	24,374	24,447
CDI and other intangible assets	2,665	2,984
MSRs at fair value	2,231	2,023
Other assets (including $4,100 and $4,891 at fair value, respectively)	30,999	30,673
Total assets	$521,964	$509,228
Liabilities
Noninterest-bearing deposits	$138,623	$127,629
Interest-bearing deposits	259,656	253,448
Short-term borrowings (including $1,213 and $1,115 at fair value, respectively)	5,652	6,092
Long-term debt	37,969	39,597
Other liabilities (including $574 and $555 at fair value, respectively)	11,728	11,550
Total liabilities	453,628	438,316
Shareholders’ Equity
Preferred stock	6,673	8,048
Common stock, $5 par value	6,674	6,745
Additional paid-in capital	34,898	35,843
Retained earnings	21,139	19,455
AOCI, net of deferred income taxes	(1,048)	716
Noncontrolling interests	—	105
Total shareholders’ equity	68,336	70,912
Total liabilities and shareholders’ equity	$521,964	$509,228
Common shares outstanding	1,334,770	1,348,961
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	280
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans and leases	$2,901	$3,377	$5,903	$7,153
Interest on securities	497	444	940	938
Interest on other earning assets	45	67	94	223
Total interest income	3,443	3,888	6,937	8,314
Interest Expense
Interest on deposits	36	201	83	622
Interest on long-term debt	147	211	295	483
Interest on other borrowings	15	28	29	111
Total interest expense	198	440	407	1,216
Net Interest Income	3,245	3,448	6,530	7,098
Provision for credit losses	(434)	844	(386)	1,737
Net Interest Income After Provision for Credit Losses	3,679	2,604	6,916	5,361
Noninterest Income
Insurance income	690	581	1,316	1,130
Wealth management income	345	289	686	621
Service charges on deposits	253	202	511	507
Residential mortgage income	117	341	217	586
Investment banking and trading income	317	274	657	392
Card and payment related fees	225	171	425	358
Lending related fees	94	66	194	133
Operating lease income	66	83	134	160
Commercial real estate related income	138	49	181	93
Income from bank-owned life insurance	46	45	96	89
Securities gains (losses)	—	300	—	298
Other income	114	22	185	17
Total noninterest income	2,405	2,423	4,602	4,384
Noninterest Expense
Personnel expense	2,207	2,008	4,349	3,980
Professional fees and outside processing	341	289	691	536
Net occupancy expense	182	243	391	464
Software expense	246	216	456	426
Amortization of intangibles	142	178	286	343
Equipment expense	122	120	235	236
Marketing and customer development	66	56	132	140
Operating lease depreciation	47	77	97	148
Loan-related expense	55	56	109	118
Regulatory costs	31	30	56	59
Merger-related and restructuring charges	297	209	438	316
Loss (gain) on early extinguishment of debt	—	235	(3)	235
Other expense	275	161	384	308
Total noninterest expense	4,011	3,878	7,621	7,309
Earnings
Income before income taxes	2,073	1,149	3,897	2,436
Provision for income taxes	415	191	766	415
Net income	1,658	958	3,131	2,021
Noncontrolling interests	1	3	(3)	6
Net income available to the bank holding company	1,657	955	3,134	2,015
Preferred stock dividends and other	98	53	241	127
Net income available to common shareholders	$1,559	$902	$2,893	$1,888
Basic EPS	$1.16	$0.67	$2.16	$1.40
Diluted EPS	1.16	0.67	2.14	1.39
Basic weighted average shares outstanding	1,338,302	1,347,512	1,341,963	1,345,942
Diluted weighted average shares outstanding	1,349,492	1,355,834	1,354,210	1,356,809

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,658	$958	$3,131	$2,021
OCI, net of tax:
Net change in net pension and postretirement costs	(2)	14	33	29
Net change in cash flow hedges	10	11	46	22
Net change in AFS securities	459	(79)	(1,845)	1,642
Other, net	1	3	2	(2)
Total OCI, net of tax	468	(51)	(1,764)	1,691
Total comprehensive income	$2,126	$907	$1,367	$3,712
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(1)	$4	$10	$9
Net change in cash flow hedges	3	4	14	7
Net change in AFS securities	139	(24)	(568)	503
Total income taxes related to OCI	$141	$(16)	$(544)	$519

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, April 1, 2020	1,347,461	$4,599	$6,737	$35,584	$18,076	$898	$167	$66,061
Net income	—	—	—	—	955	—	3	958
OCI	—	—	—	—	—	(51)	—	(51)
Issued in connection with equity awards, net	148	—	1	(5)	—	—	—	(4)
Issued in connection with preferred stock offerings	—	2,544	—	—	—	—	—	2,544
Cash dividends declared on common stock	—	—	—	—	(605)	—	—	(605)
Cash dividends declared on preferred stock	—	—	—	—	(53)	—	—	(53)
Equity-based compensation expense	—	—	—	97	—	—	—	97
Other, net	—	—	—	—	—	—	(64)	(64)
Balance, June 30, 2020	1,347,609	$7,143	$6,738	$35,676	$18,373	$847	$106	$68,883
Balance, April 1, 2021	1,344,845	$7,124	$6,724	$35,360	$20,184	$(1,516)	$—	$67,876
Net income	—	—	—	—	1,657	—	1	1,658
OCI	—	—	—	—	—	468	—	468
Issued in connection with equity awards, net	209	—	1	(3)	(2)	—	—	(4)
Repurchase of common stock	(10,284)	—	(51)	(559)	—	—	—	(610)
Redemption of preferred stock	—	(451)	—	—	(14)	—	—	(465)
Cash dividends declared on common stock	—	—	—	—	(602)	—	—	(602)
Cash dividends declared on preferred stock	—	—	—	—	(84)	—	—	(84)
Equity-based compensation expense	—	—	—	100	—	—	—	100
Other, net	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2021	1,334,770	$6,673	$6,674	$34,898	$21,139	$(1,048)	$—	$68,336
Balance, January 1, 2020	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Net income	—	—	—	—	2,015	—	6	2,021
OCI	—	—	—	—	—	1,691	—	1,691
Issued in connection with equity awards, net	5,443	—	27	(109)	(2)	—	—	(84)
Issued in connection with preferred stock offerings	—	2,544	—	—	—	—	—	2,544
Redemption of preferred stock	—	(503)	—	—	3	—	—	(500)
Cash dividends declared on common stock	—	—	—	—	(1,210)	—	—	(1,210)
Cash dividends declared on preferred stock	—	—	—	—	(130)	—	—	(130)
Equity-based compensation expense	—	—	—	176	—	—	—	176
Cumulative effect adjustment for new accounting standards	—	—	—	—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(74)	(74)
Balance, June 30, 2020	1,347,609	$7,143	$6,738	$35,676	$18,373	$847	$106	$68,883
Balance, January 1, 2021	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	3,134	—	(3)	3,131
OCI	—	—	—	—	—	(1,764)	—	(1,764)
Issued in connection with equity awards, net	5,597	—	28	(114)	(2)	—	—	(88)
Repurchase of common stock	(19,788)	—	(99)	(1,017)	—	—	—	(1,116)
Redemption of preferred stock	—	(1,375)	—	—	(40)	—	—	(1,415)
Cash dividends declared on common stock	—	—	—	—	(1,207)	—	—	(1,207)
Cash dividends declared on preferred stock	—	—	—	—	(201)	—	—	(201)
Equity-based compensation expense	—	—	—	186	—	—	—	186
Other, net	—	—	—	—	—	—	(102)	(102)
Balance, June 30, 2021	1,334,770	$6,673	$6,674	$34,898	$21,139	$(1,048)	$—	$68,336

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Six Months Ended June 30, (Dollars in millions)	2021	2020
Cash Flows From Operating Activities:
Net income	$3,131	$2,021
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	(386)	1,737
Depreciation	401	476
Amortization of intangibles	286	343
Equity-based compensation expense	186	176
Securities (gains) losses	—	(298)
Net change in operating assets and liabilities:
LHFS	2,139	894
MSRs	(156)	553
Pension asset	(479)	(367)
Derivative assets and liabilities	668	(2,079)
Trading assets	(2,073)	1,909
Other assets and other liabilities	(223)	(1,068)
Other, net	(191)	307
Net cash from operating activities	3,303	4,604
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	112	2,027
Proceeds from maturities, calls and paydowns of AFS securities	17,175	7,352
Purchases of AFS securities	(39,378)	(8,663)
Originations and purchases of loans and leases, net of sales and principal collected	13,451	(12,775)
Net cash received (paid) for FHLB stock	73	535
Net cash received (paid) for securities borrowed or purchased under resale agreements	503	72
Net cash paid for premises and equipment	(175)	(586)
Net cash received (paid) for mergers, acquisitions and divestitures	1,130	(79)
Other, net	84	148
Net cash from investing activities	(7,025)	(11,969)
Cash Flows From Financing Activities:
Net change in deposits	17,209	41,547
Net change in short-term borrowings	(440)	(12,516)
Proceeds from issuance of long-term debt	3,333	25,796
Repayment of long-term debt	(4,546)	(25,912)
Repurchase of common stock	(1,116)	—
Net proceeds from preferred stock issued	—	2,544
Redemption of preferred stock	(1,415)	(500)
Cash dividends paid on common stock	(1,207)	(1,210)
Cash dividends paid on preferred stock	(201)	(130)
Other, net	(206)	(122)
Net cash from financing activities	11,411	29,497
Net Change in Cash and Cash Equivalents	7,689	22,132
Cash and Cash Equivalents, January 1	18,868	19,065
Cash and Cash Equivalents, June 30	$26,557	$41,197
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$461	$1,292
Income taxes	579	72

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

Truist Financial Corporation 9

NOTE 2. Securities Financing Activities

Securities purchased under resale agreements are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently sold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At June 30, 2021 and December 31, 2020, the total market value of collateral held was $1.2 billion and $1.7 billion, of which amounts repledged were immaterial at June 30, 2021 and December 31, 2020. The following table presents securities borrowed or purchased under resale agreements:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Securities purchased under resale agreements	$578	$1,158
Securities borrowed	664	587
Total securities borrowed or purchased under resale agreements	$1,242	$1,745

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

	June 30, 2021			December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$1,161	$—	$1,161	$305	$31	$336
GSE	19	6	25	45	9	54
Agency MBS - residential	545	181	726	442	6	448
Corporate and other debt securities	263	77	340	204	179	383
Total securities sold under agreements to repurchase	$1,988	$264	$2,252	$996	$225	$1,221

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

NOTE 3. Investment Securities

The following tables summarize the Company’s AFS securities:

June 30, 2021 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,670	$34	$16	$9,688
GSE	1,845	56	—	1,901
Agency MBS - residential	124,464	1,167	1,534	124,097
Agency MBS - commercial	3,174	38	29	3,183
States and political subdivisions	431	42	1	472
Non-agency MBS	507	—	—	507
Other	31	—	—	31
Total AFS securities	$140,122	$1,337	$1,580	$139,879

December 31, 2020 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$1,721	$25	$—	$1,746
GSE	1,840	77	—	1,917
Agency MBS - residential	111,589	1,975	23	113,541
Agency MBS - commercial	2,987	72	2	3,057
States and political subdivisions	447	47	1	493
Other	34	—	—	34
Total AFS securities	$118,618	$2,196	$26	$120,788

10 Truist Financial Corporation

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at June 30, 2021. The FNMA investments had total amortized cost and fair value of $37.6 billion and $37.4 billion, respectively. The FHLMC investments had total amortized cost and fair value of $41.4 billion and $41.1 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
June 30, 2021 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$246	$8,447	$977	$—	$9,670	$247	$8,457	$984	$—	$9,688
GSE	356	1,402	—	87	1,845	360	1,449	—	92	1,901
Agency MBS - residential	—	1	350	124,113	124,464	—	1	362	123,734	124,097
Agency MBS - commercial	—	1	23	3,150	3,174	—	1	24	3,158	3,183
States and political subdivisions	31	110	99	191	431	31	114	114	213	472
Non-agency MBS	—	—	—	507	507	—	—	—	507	507
Other	1	6	—	24	31	1	6	—	24	31
Total AFS securities	$634	$9,967	$1,449	$128,072	$140,122	$639	$10,028	$1,484	$127,728	$139,879

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2021 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$3,753	$16	$—	$—	$3,753	$16
GSE	10	—	—	—	10	—
Agency MBS - residential	70,027	1,533	123	1	70,150	1,534
Agency MBS - commercial	2,177	29	1	—	2,178	29
States and political subdivisions	10	—	22	1	32	1
Non-agency MBS	203	—	—	—	203	—
Total	$76,180	$1,578	$146	$2	$76,326	$1,580

	Less than 12 months		12 months or more		Total
December 31, 2020 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$17	$—	$—	$—	$17	$—
Agency MBS - residential	4,028	21	203	2	4,231	23
Agency MBS - commercial	463	2	4	—	467	2
States and political subdivisions	20	—	32	1	52	1
Other	6	—	—	—	6	—
Total	$4,534	$23	$239	$3	$4,773	$26

At June 30, 2021 and December 31, 2020, no ACL was established for AFS securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross realized gains	$—	$300	$—	$300
Gross realized losses	—	—	—	(2)
Securities gains (losses), net	$—	$300	$—	$298
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

	Accruing
June 30, 2021 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$130,385	$128	$14	$397	$130,924
CRE	25,367	7	—	25	25,399
Commercial construction	6,147	1	—	12	6,160
Lease financing	4,934	18	—	5	4,957
Consumer:
Residential mortgage	42,215	543	976	302	44,036
Residential home equity and direct	25,089	73	7	165	25,334
Indirect auto	26,118	428	2	148	26,696
Indirect other	10,985	47	1	6	11,039
Student	5,747	548	1,046	—	7,341
Credit card	4,546	31	22	—	4,599
Total	$281,533	$1,824	$2,068	$1,060	$286,485

	Accruing
December 31, 2020 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$137,726	$83	$13	$532	$138,354
CRE	26,506	14	—	75	26,595
Commercial construction	6,472	5	—	14	6,491
Lease financing	5,206	6	—	28	5,240
Consumer:
Residential mortgage	45,333	782	841	316	47,272
Residential home equity and direct	25,751	98	10	205	26,064
Indirect auto	25,498	495	2	155	26,150
Indirect other	11,102	68	2	5	11,177
Student	5,823	618	1,111	—	7,552
Credit card	4,759	51	29	—	4,839
Total	$294,176	$2,220	$2,008	$1,330	$299,734

12 Truist Financial Corporation

The following table presents the amortized cost basis of loans by origination year and credit quality indicator:

June 30, 2021 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2021	2020	2019	2018	2017	Prior				Total
Commercial:
Commercial and industrial:
Pass	$18,959	$21,211	$15,497	$10,804	$6,310	$11,388	$41,016	$—	$(676)	$124,509
Special mention	262	316	541	231	83	161	1,546	—	—	3,140
Substandard	190	309	432	283	86	323	1,255	—	—	2,878
Nonperforming	6	35	75	71	21	74	116	—	(1)	397
Total	19,417	21,871	16,545	11,389	6,500	11,946	43,933	—	(677)	130,924
CRE:
Pass	1,982	3,873	6,029	4,019	2,411	2,932	539	—	(61)	21,724
Special mention	87	108	457	269	54	90	—	—	—	1,065
Substandard	224	348	803	517	307	386	—	—	—	2,585
Nonperforming	3	2	—	1	8	11	—	—	—	25
Total	2,296	4,331	7,289	4,806	2,780	3,419	539	—	(61)	25,399
Commercial construction:
Pass	578	1,222	2,060	1,030	138	103	652	—	3	5,786
Special mention	—	2	123	49	1	—	—	—	—	175
Substandard	6	7	40	70	64	—	—	—	—	187
Nonperforming	—	1	1	—	6	—	3	—	1	12
Total	584	1,232	2,224	1,149	209	103	655	—	4	6,160
Lease financing:
Pass	687	1,266	875	614	622	824	—	—	(49)	4,839
Special mention	—	21	4	2	3	2	—	—	—	32
Substandard	—	—	30	6	—	45	—	—	—	81
Nonperforming	—	1	3	—	—	—	—	—	1	5
Total	687	1,288	912	622	625	871	—	—	(48)	4,957
Consumer:
Residential mortgage:
Performing	6,332	7,755	4,985	2,637	3,147	18,763	—	—	115	43,734
Nonperforming	—	4	17	27	20	235	—	—	(1)	302
Total	6,332	7,759	5,002	2,664	3,167	18,998	—	—	114	44,036
Residential home equity and direct:
Performing	2,867	3,470	2,350	997	309	561	11,200	3,372	43	25,169
Nonperforming	—	3	5	2	1	7	56	91	—	165
Total	2,867	3,473	2,355	999	310	568	11,256	3,463	43	25,334
Indirect auto:
Performing	6,094	8,668	5,848	3,040	1,713	1,025	—	—	160	26,548
Nonperforming	1	26	49	37	22	18	—	—	(5)	148
Total	6,095	8,694	5,897	3,077	1,735	1,043	—	—	155	26,696
Indirect other:
Performing	2,587	3,480	2,193	1,262	604	877	—	—	30	11,033
Nonperforming	—	2	2	—	—	2	—	—	—	6
Total	2,587	3,482	2,195	1,262	604	879	—	—	30	11,039
Student	—	24	100	83	71	7,078	—	—	(15)	7,341
Credit card	—	—	—	—	—	—	4,566	33	—	4,599
Total	$40,865	$52,154	$42,519	$26,051	$16,001	$44,905	$60,949	$3,496	$(455)	$286,485

Truist Financial Corporation 13

December 31, 2020 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2020	2019	2018	2017	2016	Prior				Total
Commercial:
Commercial and industrial:
Pass	$34,858	$18,881	$13,312	$7,713	$5,174	$8,888	$42,780	$231	$(579)	$131,258
Special mention	471	434	343	98	120	157	1,808	5	(1)	3,435
Substandard	461	445	339	121	144	256	1,353	12	(2)	3,129
Nonperforming	38	92	48	29	25	61	233	4	2	532
Total	35,828	19,852	14,042	7,961	5,463	9,362	46,174	252	(580)	138,354
CRE:
Pass	4,563	6,600	4,427	2,752	1,473	2,096	617	—	(69)	22,459
Special mention	171	599	585	116	77	141	—	—	—	1,689
Substandard	410	776	438	281	182	280	5	—	—	2,372
Nonperforming	1	15	1	9	6	43	—	—	—	75
Total	5,145	7,990	5,451	3,158	1,738	2,560	622	—	(69)	26,595
Commercial construction:
Pass	1,052	2,141	1,889	232	27	110	534	—	2	5,987
Special mention	—	108	64	1	—	—	2	—	—	175
Substandard	70	106	73	59	6	1	—	—	—	315
Nonperforming	1	3	—	7	—	—	—	3	—	14
Total	1,123	2,358	2,026	299	33	111	536	3	2	6,491
Lease financing:
Pass	1,377	1,139	775	746	241	760	—	—	27	5,065
Special mention	1	39	20	5	—	7	—	—	—	72
Substandard	—	34	3	4	3	31	—	—	—	75
Nonperforming	2	5	3	9	4	5	—	—	—	28
Total	1,380	1,217	801	764	248	803	—	—	27	5,240
Consumer:
Residential mortgage:
Performing	8,197	6,729	3,735	4,374	5,424	18,333	—	—	164	46,956
Nonperforming	3	13	16	13	14	257	—	—	—	316
Total	8,200	6,742	3,751	4,387	5,438	18,590	—	—	164	47,272
Residential home equity and direct:
Performing	4,513	3,126	1,416	481	214	557	13,886	1,619	47	25,859
Nonperforming	1	4	2	1	1	7	87	101	1	205
Total	4,514	3,130	1,418	482	215	564	13,973	1,720	48	26,064
Indirect auto:
Performing	10,270	7,436	4,015	2,401	1,220	506	—	—	147	25,995
Nonperforming	13	50	44	27	15	12	—	—	(6)	155
Total	10,283	7,486	4,059	2,428	1,235	518	—	—	141	26,150
Indirect other:
Performing	4,433	3,019	1,706	826	431	718	—	—	39	11,172
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,434	3,020	1,707	826	431	720	—	—	39	11,177
Student	22	110	95	81	64	7,185	—	—	(5)	7,552
Credit card	—	—	—	—	—	—	4,802	37	—	4,839
Total	$70,929	$51,905	$33,350	$20,386	$14,865	$40,413	$66,107	$2,012	$(233)	$299,734
(1)Includes certain deferred fees and costs, unapplied payments, and other adjustments.

14 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2020	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Jun 30, 2020
Commercial:
Commercial and industrial	$1,813	$(123)	$21	$426	$—	$2,137
CRE	299	(14)	4	102	—	391
Commercial construction	88	—	7	39	—	134
Lease financing	79	(4)	—	(16)	—	59
Consumer:
Residential mortgage	427	(35)	2	36	1	431
Residential home equity and direct	607	(65)	15	137	3	697
Indirect auto	1,192	(80)	18	60	—	1,190
Indirect other	213	(20)	7	15	(2)	213
Student	146	(6)	1	(21)	3	123
Credit card	347	(50)	6	24	—	327
ALLL	5,211	(397)	81	802	5	5,702
RUFC	400	—	—	42	(11)	431
ACL	$5,611	$(397)	$81	$844	$(6)	$6,133

(Dollars in millions)	Balance at Apr 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Jun 30, 2021
Commercial:
Commercial and industrial	$2,091	$(51)	$20	$(303)	$—	$1,757
CRE	544	—	4	(108)	—	440
Commercial construction	77	—	1	(9)	—	69
Lease financing	45	(2)	3	1	—	47
Consumer:
Residential mortgage	343	(4)	5	(23)	—	321
Residential home equity and direct	707	(57)	20	24	—	694
Indirect auto	1,176	(69)	27	(18)	—	1,116
Indirect other	187	(11)	7	(2)	—	181
Student	131	(3)	—	—	1	129
Credit card	361	(42)	10	38	—	367
ALLL	5,662	(239)	97	(400)	1	5,121
RUFC	349	—	—	(34)	—	315
ACL	$6,011	$(239)	$97	$(434)	$1	$5,436

(Dollars in millions)	Balance at Jan 1, 2020 (1)	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Jun 30, 2020
Commercial:
Commercial and industrial	$560	$(162)	$38	$797	$904	$2,137
CRE	150	(15)	4	170	82	391
Commercial construction	52	(3)	8	61	16	134
Lease financing	10	(6)	—	(39)	94	59
Consumer:
Residential mortgage	176	(46)	4	32	265	431
Residential home equity and direct	107	(133)	30	239	454	697
Indirect auto	304	(222)	41	249	818	1,190
Indirect other	60	(38)	14	27	150	213
Student	—	(14)	1	13	123	123
Credit card	122	(103)	14	119	175	327
PCI	8	—	—	—	(8)	—
ALLL	1,549	(742)	154	1,668	3,073	5,702
RUFC	340	—	—	69	22	431
ACL	$1,889	$(742)	$154	$1,737	$3,095	$6,133

Truist Financial Corporation 15

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Jun 30, 2021
Commercial:
Commercial and industrial	$2,156	$(124)	$39	$(314)	$—	$1,757
CRE	573	(4)	5	(134)	—	440
Commercial construction	81	(2)	2	(12)	—	69
Lease financing	48	(8)	3	4	—	47
Consumer:
Residential mortgage	368	(15)	7	(39)	—	321
Residential home equity and direct	714	(112)	38	54	—	694
Indirect auto	1,198	(174)	49	43	—	1,116
Indirect other	208	(28)	13	(12)	—	181
Student	130	(6)	—	2	3	129
Credit card	359	(82)	19	71	—	367
ALLL	5,835	(555)	175	(337)	3	5,121
RUFC	364	—	—	(49)	—	315
ACL	$6,199	$(555)	$175	$(386)	$3	$5,436
(1)Balance is prior to the adoption of CECL.
(2)Includes the adoption of CECL, the ALLL for PCD acquisitions, and other activity.

The commercial ALLL decreased $444 million and $545 million for the three and six months ended June 30, 2021, respectively. The decreases for both the three and six month periods are due to an improving economic outlook and lower loan balances.

The consumer ALLL decreased $103 million and $177 million for the three and six months ended June 30, 2021, respectively. The decrease for the three-month period reflects an improving economic outlook. The decrease for the six-month period reflects an improving economic outlook and lower loan balances primarily in the mortgage portfolio.

The RUFC decreased $34 million and $49 million for the three and six months ended June 30, 2021, respectively. The decreases reflect an improving economic outlook.

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. These macro-economic forecasts include a number of key economic variables utilized in loss forecasting that include, but are not limited to, unemployment trends, US real GDP, corporate credit spreads, rental rates, property values, the primary 30-year mortgage rate, home price indices, and used car prices.

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considered multiple third-party macro-economic forecasts that reflected a range of possible outcomes in order to capture uncertainty in the economic environment. The economic forecast shaping the ACL estimate at June 30, 2021 included GDP growth in the high single digits through 2021, then slowing to the low single digits in 2022, and an improving unemployment rate to the mid-single-digits through the end of 2021 followed by continued improvement through the remainder of the reasonable and supportable period.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The June 30, 2021 ACL estimate includes adjustments to address risks not captured by the loss forecasting models including imprecision in future economic forecasts, uncertainty around the return of consumer and business confidence once stimulus ceases, and the impact of government relief programs and client accommodations on expected losses.

PCD Loan Activity

For PCD loans, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans held for investment. The following table provides a summary of purchased student loans with credit deterioration at acquisition:

Six Months Ended June 30, 2021 (Dollars in millions)
Par value	$196
ALLL at acquisition	(3)
Non-credit premium (discount)	1
Purchase price	$194

16 Truist Financial Corporation

NPAs

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was immaterial for the six months ended June 30, 2021 and 2020, respectively.

	June 30, 2021		December 31, 2020
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$103	$294	$82	$450
CRE	2	23	63	12
Commercial construction	—	12	—	14
Lease financing	—	5	—	28
Consumer:
Residential mortgage	4	298	4	312
Residential home equity and direct	3	162	2	203
Indirect auto	1	147	1	154
Indirect other	—	6	—	5
Total	$113	$947	$152	$1,178

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure.

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Nonperforming loans and leases HFI	$1,060	$1,330
Nonperforming LHFS	78	5
Foreclosed real estate	13	20
Other foreclosed property	41	32
Total nonperforming assets	$1,192	$1,387

Residential mortgage loans in the process of foreclosure	$126	$140

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Performing TDRs:
Commercial:
Commercial and industrial	$144	$78
CRE	24	47
Lease financing	58	60
Consumer:
Residential mortgage	727	648
Residential home equity and direct	107	88
Indirect auto	389	392
Indirect other	7	6
Student	13	5
Credit card	32	37
Total performing TDRs	1,501	1,361
Nonperforming TDRs	190	164
Total TDRs	$1,691	$1,525
ALLL attributable to TDRs	$131	$132

Truist Financial Corporation 17

The primary type of modification for newly designated TDRs is summarized in the tables below. New TDR balances represent the recorded investment at the end of the quarter in which the modification was made. The prior quarter balance represents recorded investment at the beginning of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	As of / For the Three Months Ended June 30, 2021				As of / For the Six Months Ended June 30, 2021
(Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$—	$6	$6	$—	$27	$99	$141	$12
CRE	—	—	—	—	—	10	12	1
Consumer:
Residential mortgage	36	46	83	5	89	139	228	9
Residential home equity and direct	2	8	10	1	4	33	38	2
Indirect auto	24	12	38	4	43	45	94	12
Indirect other	1	—	1	—	2	1	2	—
Student	—	5	5	—	—	8	8	—
Credit card	2	—	3	1	6	—	7	3
Re-modification of previously designated TDRs	14	6			28	20

	As of / For the Three Months Ended June 30, 2020				As of / For the Six Months Ended June 30, 2020
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$5	$1	$12	$1	$33	$4	$48	$3
CRE	23	1	16	2	24	1	17	2
Lease financing	—	—	—	—	1	—	1	—
Consumer:
Residential mortgage	63	26	91	4	140	41	185	9
Residential home equity and direct	11	5	16	—	28	10	39	1
Indirect auto	22	8	31	7	78	22	104	12
Indirect other	1	—	1	—	2	—	2	—
Student	—	3	3	—	—	4	4	—
Credit card	8	—	7	3	18	—	17	6
Re-modification of previously designated TDRs	8	5			26	6

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The re-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was immaterial for the three and six months ended June 30, 2021 and 2020. Payment default is defined as movement of the TDR to nonperforming status, foreclosure, or charge-off, whichever occurs first.

Unearned Income, Discounts and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Unearned income, discounts and net deferred loan fees and costs	$1,558	$2,219

18 Truist Financial Corporation

NOTE 5. Goodwill and Other Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2020 quantitative impairment test, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2021, and therefore no triggering event occurred that required a quantitative goodwill impairment test. See “Note 1. Basis of Presentation” and “Note 7. Goodwill and Other Intangible Assets” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. The adjustments for 2021 to CB&W reflect the divestiture of certain businesses. Refer to “Note 17. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2020	$14,040	$8,125	$1,989	$24,154
Mergers and acquisitions	—	—	450	450
Adjustments and other	1,801	(1,958)	—	(157)
Goodwill, December 31, 2020	15,841	6,167	2,439	24,447
Mergers and acquisitions	—	—	13	13
Adjustments and other	(124)	8	30	(86)
Goodwill, June 30, 2021	$15,717	$6,175	$2,482	$24,374

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,600	$(1,041)	$1,559	$2,600	$(852)	$1,748
Other, primarily client relationship intangibles	2,140	(1,034)	1,106	2,217	(981)	1,236
Total	$4,740	$(2,075)	$2,665	$4,817	$(1,833)	$2,984

Subsequent Event

On July 1, 2021, Truist acquired Constellation Affiliated Partners, which resulted in approximately $900 million of goodwill and identifiable intangible assets in the IH segment.

Truist Financial Corporation 19

NOTE 6. Loan Servicing

The Company acquires servicing rights, and retains servicing rights related to certain of its sales or securitizations of residential mortgages and commercial loans. Servicing rights on residential and commercial mortgages are capitalized by the Company as MSRs on the Consolidated Balance Sheets. Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees.

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
UPB of residential mortgage loan servicing portfolio	$224,035	$239,034
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	178,004	188,341
Mortgage loans sold with recourse	287	328
Maximum recourse exposure from mortgage loans sold with recourse liability	179	201
Indemnification, recourse and repurchase reserves	89	93

As of / For the Six Months Ended June 30, (Dollars in millions)	2021	2020
UPB of residential mortgage loans sold from LHFS	$22,020	$22,502
Pre-tax gains recognized on mortgage loans sold and held for sale	223	510
Servicing fees recognized from mortgage loans serviced for others	280	328
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.31%	0.32%
Weighted average interest rate on mortgage loans serviced for others	3.66	3.98

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Six Months Ended June 30, (Dollars in millions)	2021	2020
Residential MSRs, carrying value, January 1	$1,778	$2,371
Additions	399	311
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	20	(557)
OAS	153	52
Servicing costs	—	—
Realization of expected net servicing cash flows, passage of time and other	(387)	(324)
Residential MSRs, carrying value, June 30	$1,963	$1,853

In July 2021, Truist acquired a residential mortgage servicing portfolio with approximately $25 billion in unpaid principal with a fair value of approximately $275 million.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2021			December 31, 2020
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	13.5%	15.7%	14.1%	12.8%	30.8%	15.4%
Effect on fair value of a 10% increase			$(96)			$(89)
Effect on fair value of a 20% increase			(183)			(171)
OAS	3.3%	9.4%	5.1%	3.5%	13.7%	7.3%
Effect on fair value of a 10% increase			$(40)			$(45)
Effect on fair value of a 20% increase			(78)			(88)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.0%			98.8%
Adjustable-rate residential mortgage loans			1.0			1.2
Total			100.0%			100.0%
Weighted average life			5.1 years			4.8 years

20 Truist Financial Corporation

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

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities for the periods presented:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
UPB of CRE mortgages serviced for others	$37,626	$36,670
CRE mortgages serviced for others covered by recourse provisions	9,813	9,019
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,824	2,624
Recorded reserves related to recourse exposure	19	18
CRE mortgages originated during the year-to-date period	3,103	6,739
Commercial MSRs at fair value	268	245

NOTE 7. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	June 30, 2021		December 31, 2020
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,233	$27	$1,333	$36
Lease liabilities	1,742	33	1,896	42
Weighted average remaining term	6.7 years	6.5 years	6.9 years	6.3 years
Weighted average discount rate	2.4%	3.6%	2.4%	4.8%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Operating lease costs	$85	$97	$170	$193

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

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Assets held under operating leases (1)	$1,952	$2,144
Accumulated depreciation	(436)	(517)
Net	$1,516	$1,627
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

The carrying value of assets previously under operating leases was immaterial.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $6.5 billion at June 30, 2021 and December 31, 2020.

Truist Financial Corporation 21

NOTE 8. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Federal funds purchased	$10	$79
Securities sold under agreements to repurchase	2,252	1,221
FHLB advances	1,125	2,649
Collateral in excess of derivative exposures	413	385
Master notes	632	621
Other short-term borrowings	1,220	1,137
Total short-term borrowings	$5,652	$6,092

The following table presents a summary of long-term debt:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Truist Financial Corporation:
Fixed rate senior notes	$14,902	$15,984
Floating rate senior notes	1,349	900
Fixed rate subordinated notes	1,272	1,283
Capital notes	618	615
Structured notes (1)	110	108
Truist Bank:
Fixed rate senior notes	11,136	11,907
Floating rate senior notes	1,450	1,567
Fixed rate subordinated notes	5,113	5,142
FHLB advances	871	878
Other long-term debt (2)	1,148	1,014
Nonbank subsidiaries:
Other long-term debt (3)	—	199
Total long-term debt	$37,969	$39,597
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

22 Truist Financial Corporation

NOTE 9. Shareholders’ Equity

Common Stock

The following table presents the dividends declared per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash dividends declared per share	$0.45	$0.45	$0.90	$0.90

Share Repurchase Activity

In December 2020, Truist announced the Board of Directors had authorized the repurchase of up to $2.0 billion of common stock beginning in the first quarter of 2021 to optimize Truist’s capital position. For the six months ended June 30, 2021, the Company repurchased $1.1 billion of common stock, which represented 19.8 million shares. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At June 30, 2021, Truist had remaining authorization to repurchase $884 million of common stock under the Board approved repurchase plan. Effective July 1, 2021, the Board of Directors increased the previous repurchase authority to $4.2 billion of the Company’s common stock through September 30, 2022, of which, the Company has $3.1 billion remaining.

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

During the second quarter of 2021, the Company redeemed all 18,600 outstanding shares of its perpetual preferred stock series H and the corresponding depositary shares representing fractional interests in such series for $465 million.

Truist Financial Corporation 23

NOTE 10. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges and AFS securities.

Three Months Ended June 30, 2021 and 2020 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, April 1, 2020	$(1,107)	$(90)	$2,101	$(6)	$898
OCI before reclassifications, net of tax	(1)	—	101	3	103
Amounts reclassified from AOCI:
Before tax	20	14	(237)	—	(203)
Tax effect	5	3	(57)	—	(49)
Amounts reclassified, net of tax	15	11	(180)	—	(154)
Total OCI, net of tax	14	11	(79)	3	(51)
AOCI balance, June 30, 2020	$(1,093)	$(79)	$2,022	$(3)	$847
AOCI balance, April 1, 2021	$(840)	$(28)	$(650)	$2	$(1,516)
OCI before reclassifications, net of tax	(9)	—	394	1	386
Amounts reclassified from AOCI:
Before tax	9	13	85	—	107
Tax effect	2	3	20	—	25
Amounts reclassified, net of tax	7	10	65	—	82
Total OCI, net of tax	(2)	10	459	1	468
AOCI balance, June 30, 2021	$(842)	$(18)	$(191)	$3	$(1,048)

Six Months Ended June 30, 2021 and 2020 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2020	$(1,122)	$(101)	$380	$(1)	$(844)
OCI before reclassifications, net of tax	(1)	—	1,791	(2)	1,788
Amounts reclassified from AOCI:
Before tax	40	29	(196)	—	(127)
Tax effect	10	7	(47)	—	(30)
Amounts reclassified, net of tax	30	22	(149)	—	(97)
Total OCI, net of tax	29	22	1,642	(2)	1,691
AOCI balance, June 30, 2020	(1,093)	(79)	2,022	(3)	847
AOCI balance, January 1, 2021	$(875)	$(64)	$1,654	$1	$716
OCI before reclassifications, net of tax	19	—	(2,014)	2	(1,993)
Amounts reclassified from AOCI:
Before tax	18	60	221	—	299
Tax effect	4	14	52	—	70
Amounts reclassified, net of tax	14	46	169	—	229
Total OCI, net of tax	33	46	(1,845)	2	(1,764)
AOCI balance, June 30, 2021	$(842)	$(18)	$(191)	$3	$(1,048)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income

24 Truist Financial Corporation

NOTE 11. Income Taxes

For the three months ended June 30, 2021 and 2020, the provision for income taxes was $415 million and $191 million, respectively, representing effective tax rates of 20.0% and 16.6%, respectively. For the six months ended June 30, 2021 and 2020, the provision for income taxes was $766 million and $415 million, respectively, representing effective tax rates of 19.7% and 17.0%, respectively. The higher effective tax rate for the three and six months ended June 30, 2021 was primarily due to higher pre-tax income and a decrease in discrete tax benefits. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 12. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Service cost	Personnel expense	$157	$118	$315	$236
Interest cost	Other expense	80	78	159	156
Estimated return on plan assets	Other expense	(249)	(217)	(498)	(433)
Amortization and other	Other expense	9	19	17	38
Net periodic (benefit) cost		$(3)	$(2)	$(7)	$(3)

Truist makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $387 million were made to the Truist pension plan during the six months ended June 30, 2021. There are no required contributions for the remainder of 2021.

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

(Dollars in millions)	Balance Sheet Location	Jun 30, 2021	Dec 31, 2020
Investments in affordable housing projects:
Carrying amount	Other assets	$3,881	$3,823
Amount of future funding commitments included in carrying amount	Other liabilities	1,099	1,057
Lending exposure	NA	487	546
Renewable energy investments:
Carrying amount	Other assets	216	167
Amount of future funding commitments not included in carrying amount	NA	147	76
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,628	1,574
Amount of future funding commitments not included in carrying amount	NA	450	471

Truist Financial Corporation 25

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$119	$114	$239	$231
Other community development investments	Provision for income taxes	23	22	46	45
Renewable energy investments	NA (1)	21	102	60	102
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$117	$116	$236	$227
Other community development investments	Other noninterest income	19	19	38	38
Renewable energy investments	Other noninterest income	2	2	2	2
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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	June 30, 2021	December 31, 2020
Commitments to extend, originate, or purchase credit	$200,626	$186,731
Residential mortgage loans sold with recourse	287	328
CRE mortgages serviced for others covered by recourse provisions	9,813	9,019
Letters of credit	5,120	5,066

Total Return Swaps

The Company facilitates matched book TRS transactions on behalf of clients, whereby a VIE purchases reference assets identified by a client and the Company enters into a TRS with the VIE, with a mirror-image TRS facing the client. The Company provides senior financing to the VIE in the form of demand notes to fund the purchase of the reference assets. Reference assets are typically fixed income instruments primarily composed of syndicated bank loans. The TRS contracts pass through interest and other cash flows on the reference assets to the third party clients, along with exposing those clients to decreases in value on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial margin collateral, as well as ongoing margin as the fair values of the underlying reference assets change.

The Company concluded that the associated VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, that could potentially be significant. At June 30, 2021, the Company’s Consolidated Balance Sheet reflected $1.6 billion of assets and $175 million of other liabilities of the VIEs. At December 31, 2020, the Company’s Consolidated Balance Sheet reflected $1.3 billion of assets and $41 million of other liabilities of the VIEs. VIE assets include trading loans and bonds totaling $1.5 billion and $1.3 billion at June 30, 2021 and December 31, 2020, respectively. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. For additional information on TRS contracts and the related VIEs, see “Note 15. Derivative Financial Instruments.”

26 Truist Financial Corporation

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

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Pledged securities	$25,012	$24,974
Pledged loans:
FRB	71,174	75,615
FHLB	63,800	69,994
Unused borrowing capacity:
FRB	50,625	52,831
FHLB	48,864	52,274

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of June 30, 2021. This estimate is based upon currently available information and involves considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated, among other factors. In addition, the matters underlying this estimate will change from time to time and actual losses may vary significantly from this estimate. As a result, the Company does not believe that an estimate of reasonably possible losses can be made for certain matters. Such matters are not reflected in the estimate provided herein.

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
Truist Financial Corporation 27

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2021 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$1,827	$—	$1,827	$—	$—
GSE	213	—	213	—	—
Agency MBS - residential	865	—	865	—	—
Agency MBS - commercial	30	—	30	—	—
States and political subdivisions	36	—	36	—	—
Corporate and other debt securities	941	—	941	—	—
Loans	1,748	—	1,748	—	—
Other	285	247	38	—	—
Total trading assets	5,945	247	5,698	—	—
AFS securities:
U.S. Treasury	9,688	—	9,688	—	—
GSE	1,901	—	1,901	—	—
Agency MBS - residential	124,097	—	124,097	—	—
Agency MBS - commercial	3,183	—	3,183	—	—
States and political subdivisions	472	—	472	—	—
Non-agency MBS	507	—	507	—	—
Other	31	—	31	—	—
Total AFS securities	139,879	—	139,879	—	—
LHFS at fair value	2,816	—	2,816	—	—
MSRs at fair value	2,231	—	—	2,231	—
Other assets:
Derivative assets	3,188	824	4,022	56	(1,714)
Equity securities	912	848	64	—	—
Total assets	$154,971	$1,919	$152,479	$2,287	$(1,714)
Liabilities:
Derivative liabilities	$574	$351	$3,199	$18	$(2,994)
Securities sold short	1,213	20	1,193	—	—
Total liabilities	$1,787	$371	$4,392	$18	$(2,994)

28 Truist Financial Corporation

December 31, 2020 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$793	$—	$793	$—	$—
GSE	164	—	164	—	—
Agency MBS - residential	599	—	599	—	—
Agency MBS - commercial	21	—	21	—	—
States and political subdivisions	34	—	34	—	—
Corporate and other debt securities	545	—	545	—	—
Loans	1,586	—	1,586	—	—
Other	130	123	7	—	—
Total trading assets	3,872	123	3,749	—	—
AFS securities:
U.S. Treasury	1,746	—	1,746	—	—
GSE	1,917	—	1,917	—	—
Agency MBS - residential	113,541	—	113,541	—	—
Agency MBS - commercial	3,057	—	3,057	—	—
States and political subdivisions	493	—	493	—	—
Other	34	—	34	—	—
Total AFS securities	120,788	—	120,788	—	—
LHFS at fair value	4,955	—	4,955	—	—
MSRs at fair value	2,023	—	—	2,023	—
Other assets:
Derivative assets	3,837	752	4,903	186	(2,004)
Equity securities	1,054	996	58	—	—
Total assets	$136,529	$1,871	$134,453	$2,209	$(2,004)
Liabilities:
Derivative liabilities	$555	$386	$3,263	$14	$(3,108)
Securities sold short	1,115	3	1,112	—	—
Total liabilities	$1,670	$389	$4,375	$14	$(3,108)
(1)Refer to “Note 15. Derivative Financial Instruments” for additional discussion on netting adjustments.

At June 30, 2021 and December 31, 2020, investments totaling $413 million and $387 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2020.

Truist Financial Corporation 29

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended June 30, 2021 and 2020 (Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at April 1, 2020	$298	$2,150	$143	$448
Total realized and unrealized gains (losses):
Included in earnings	303	(36)	126	—
Included in unrealized net holding gains (losses) in OCI	(114)	—	—	—
Issuances	—	144	271	—
Sales	(481)	—	—	—
Settlements	(6)	(181)	(337)	—
Transfers out of level 3 and other	—	—	—	(448)
Balance at June 30, 2020	$—	$2,077	$203	$—
Balance at April 1, 2021	$—	$2,365	$(10)	$—
Total realized and unrealized gains (losses):
Included in earnings	—	(192)	81	—
Purchases	—	20	—	—
Issuances	—	227	81	—
Settlements	—	(189)	(114)	—
Balance at June 30, 2021	$—	$2,231	$38	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2021	$—	$(174)	$44	$—

Six Months Ended June 30, 2021 and 2020 (Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2020	$368	$2,618	$19	$440
Total realized and unrealized gains (losses):
Included in earnings	306	(562)	237	2
Included in unrealized net holding gains (losses) in OCI	(178)	—	—	—
Purchases	—	—	—	27
Issuances	—	331	426	—
Sales	(481)	—	—	—
Settlements	(15)	(310)	(479)	(21)
Transfers out of level 3 and other	—	—	—	(448)
Balance at June 30, 2020	$—	$2,077	$203	$—
Balance at January 1, 2021	$—	$2,023	$172	$—
Total realized and unrealized gains (losses):
Included in earnings	—	182	(83)	—
Purchases	—	52	—	—
Issuances	—	387	177	—
Settlements	—	(413)	(228)	—
Balance at June 30, 2021	$—	$2,231	$38	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2021	$—	$182	$44	$—
Primary income statement location of realized gains (losses) included in earnings	Securities gains (losses)	Residential mortgage income and Commercial real estate related income	Residential mortgage income and Commercial real estate related income	Other income

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
30 Truist Financial Corporation

Fair Value Option

The following table details the fair value and UPB of LHFS that were elected to be measured at fair value. Trading loans, included in other trading assets, were also elected to be measured at fair value.

	June 30, 2021			December 31, 2020
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,748	$1,732	$16	$1,586	$1,619	$(33)
LHFS at fair value	2,816	2,719	97	4,955	4,736	219

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Carrying value:
LHFS	$166	$979
Loans and leases	130	142
Other	119	92

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

Six Months Ended June 30, (Dollars in millions)	2021	2020
Valuation adjustments:
LHFS	$(26)	$(55)
Loans and leases	(32)	(27)
Other	(127)	(133)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at the lower of cost or market. LHFS as of December 31, 2020 includes the small ticket loan and lease portfolio that was sold during the first quarter of 2021. The table above excludes $27 million and $125 million of LHFS carried at cost at June 30, 2021 and December 31, 2020, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value. The Company held $78 million in nonperforming LHFS at June 30, 2021 and $5 million of nonperforming LHFS at December 31, 2020. LHFS that were 90 days or more past due and still accruing interest were not material at June 30, 2021.

Loans and leases consists of larger commercial loans and leases that do not share similar risk characteristics. These loans and leases are collateral dependent and may be subject to liquidity adjustments. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion of individually evaluated loans and leases.

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

Truist Financial Corporation 31

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

		June 30, 2021		December 31, 2020
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Loans and leases HFI, net of ALLL	Level 3	$281,364	$283,130	$293,899	$295,461
Financial liabilities:
Time deposits	Level 2	17,545	17,651	21,941	22,095
Long-term debt	Level 2	37,969	38,682	39,597	40,864

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $315 million and $364 million at June 30, 2021 and December 31, 2020, respectively.

32 Truist Financial Corporation

NOTE 15. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges:
Interest rate contracts:
Swaps hedging AFS securities	$20,381	$—	$(3)	$17,765	$—	$—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	152,790	2,440	(772)	156,338	3,399	(862)
Options	23,799	36	(14)	25,386	45	(18)
Forward commitments	3,825	3	(2)	4,847	9	(11)
Other	2,429	—	—	2,573	—	—
Equity contracts	30,179	1,669	(2,077)	31,152	1,856	(2,297)
Credit contracts:
Loans and leases	765	—	(3)	1,056	—	(5)
Risk participation agreements	7,852	—	(9)	7,802	1	(13)
Total return swaps	1,359	2	(33)	1,296	13	(33)
Foreign exchange contracts	15,107	169	(122)	12,066	189	(219)
Commodity	4,259	498	(490)	2,872	130	(124)
Total	242,364	4,817	(3,522)	245,388	5,642	(3,582)
Mortgage banking:
Interest rate contracts:
Swaps	807	—	—	687	—	—
Interest rate lock commitments	4,805	56	(4)	8,609	186	(3)
When issued securities, forward rate agreements and forward commitments	6,703	15	(37)	11,691	6	(73)
Other	506	2	—	466	—	—
Total	12,821	73	(41)	21,453	192	(76)
MSRs:
Interest rate contracts:
Swaps	26,257	—	(1)	36,161	—	(5)
Options	101	1	—	101	—	—
When issued securities, forward rate agreements and forward commitments	2,851	11	(1)	1,314	7	—
Other	11,149	—	—	760	—	—
Total	40,358	12	(2)	38,336	7	(5)
Total derivatives not designated as hedges	295,543	4,902	(3,565)	305,177	5,841	(3,663)
Total derivatives	$315,924	4,902	(3,568)	$322,942	5,841	(3,663)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,444)	1,444		(1,561)	1,561
Cash collateral (received) posted for amounts subject to master netting arrangements		(270)	1,550		(443)	1,547
Net amount		$3,188	$(574)		$3,837	$(555)

Truist Financial Corporation 33

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

June 30, 2021 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,904	$(1,714)	$2,190	$(3)	$2,187
Derivatives not subject to master netting arrangement or similar arrangement	525	—	525	—	525
Exchange traded derivatives	473	—	473	—	473
Total derivative assets	$4,902	$(1,714)	$3,188	$(3)	$3,185
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,344)	$2,994	$(350)	$58	$(292)
Derivatives not subject to master netting arrangement or similar arrangement	(224)	—	(224)	—	(224)
Total derivative liabilities	$(3,568)	$2,994	$(574)	$58	$(516)

December 31, 2020 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,383	$(1,618)	$2,765	$(2)	$2,763
Derivatives not subject to master netting arrangement or similar arrangement	705	—	705	(1)	704
Exchange traded derivatives	753	(386)	367	—	367
Total derivative assets	$5,841	$(2,004)	$3,837	$(3)	$3,834
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,103)	$2,722	$(381)	$35	$(346)
Derivatives not subject to master netting arrangement or similar arrangement	(174)	—	(174)	—	(174)
Exchange traded derivatives	(386)	386	—	—	—
Total derivative liabilities	$(3,663)	$3,108	$(555)	$35	$(520)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	June 30, 2021			December 31, 2020
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities (1)	$99,627	$(394)	$46	$100,988	$(33)	$50
Loans and leases	451	—	16	470	—	18
Long-term debt	23,581	—	773	27,725	—	930
(1)The amortized cost of AFS securities was $100.3 billion at June 30, 2021 and $99.4 billion at December 31, 2020.
34 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(1)	(4)	$(2)	$(6)
Short-term borrowings	(7)	(4)	(12)	(8)
Long-term debt	(5)	(7)	(10)	(15)
Total	$(13)	$(15)	$(24)	$(29)
Pre-tax gain (loss) reclassified from AOCI into other expense: (1)
Deposits	$—	$—	$(12)	$—
Short-term borrowings	—	—	(20)	—
Long-term debt	—	—	(4)	—
Total	$—	$—	$(36)	$—
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
AFS securities:
Amounts related to interest settlements	$(13)	$—	$(24)	$—
Recognized on derivatives	(163)	—	361	—
Recognized on hedged items	161	(2)	(365)	(4)
Net income (expense) recognized	(15)	(2)	(28)	(4)
Loans and leases:
Recognized on derivatives	—	—	—	(3)
Recognized on hedged items	—	(1)	(1)	1
Net income (expense) recognized	—	(1)	(1)	(2)
Long-term debt:
Amounts related to interest settlements	—	88	—	104
Recognized on derivatives	—	8	—	930
Recognized on hedged items	75	(7)	154	(929)
Net income (expense) recognized	75	89	154	105
Net income (expense) recognized, total	$60	$86	$125	$99

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Cash flow hedges:
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	$(18)	$(64)
Estimated portion of net after-tax gain (loss) on terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(17)	(42)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$711	$862
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	249	292

Truist Financial Corporation 35

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$12	$37	$114	$(27)
Foreign exchange contracts	Investment banking and trading income and other income	8	(26)	34	81
Equity contracts	Investment banking and trading income and other income	(12)	3	(20)	(7)
Credit contracts	Investment banking and trading income and other income	(27)	(153)	(61)	306
Commodity contracts	Investment banking and trading income	3	1	5	4
Mortgage banking:
Interest rate contracts	Residential mortgage income	(88)	(26)	3	(148)
Interest rate contracts	Commercial real estate related income	—	(2)	(1)	—
MSRs:
Interest rate contracts	Residential mortgage income	219	42	(114)	537
Interest rate contracts	Commercial real estate related income	5	2	(7)	22
Total		$120	$(122)	$(47)	$768

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At June 30, 2021, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. For additional information on the Company’s TRS contracts, see “Note 13. Commitments and Contingencies.”

The Company enters into credit default swaps to hedge credit risk associated with certain loans and leases. The Company accounts for these contracts as derivatives, and accordingly, recognizes these contracts at fair value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Risk participation agreements:
Maximum potential amount of exposure	$506	$530
Total return swaps:
Cash collateral held	280	374
36 Truist Financial Corporation

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Jun 30, 2021	Dec 31, 2020
Dealer and other counterparties:
Cash and other collateral received from counterparties	$274	$446
Derivatives in a net gain position secured by collateral received	443	585
Unsecured positions in a net gain with counterparties after collateral postings	160	49
Cash collateral posted to dealer counterparties	1,597	1,524
Derivatives in a net loss position secured by collateral	1,682	1,604
Additional collateral that would have been posted had the Company’s credit ratings dropped below investment grade	4	3
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	77	172
Derivatives in a net loss position	38	90
Derivatives in a net gain position	1	5
Securities pledged to central counterparties clearing	1,183	1,281

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2021	2020	2021	2020
Net income available to common shareholders	$1,559	$902	$2,893	$1,888
Weighted average number of common shares	1,338,302	1,347,512	1,341,963	1,345,942
Effect of dilutive outstanding equity-based awards	11,190	8,322	12,247	10,867
Weighted average number of diluted common shares	1,349,492	1,355,834	1,354,210	1,356,809
Basic EPS	$1.16	$0.67	$2.16	$1.40
Diluted EPS	$1.16	$0.67	$2.14	$1.39
Anti-dilutive awards	—	5,081	3	2,806

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

Truist Financial Corporation 37

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$1,688	$1,843	$1,182	$1,351	$25	$33	$350	$221	$3,245	$3,448
Net intersegment interest income (expense)	430	320	32	(59)	(4)	(10)	(458)	(251)	—	—
Segment net interest income	2,118	2,163	1,214	1,292	21	23	(108)	(30)	3,245	3,448
Allocated provision for credit losses	(4)	270	(399)	534	(1)	6	(30)	34	(434)	844
Segment net interest income after provision	2,122	1,893	1,613	758	22	17	(78)	(64)	3,679	2,604
Noninterest income	925	1,008	809	621	698	598	(27)	196	2,405	2,423
Amortization of intangibles	79	113	38	43	24	18	1	4	142	178
Other noninterest expense	1,843	1,856	812	843	491	430	723	571	3,869	3,700
Income (loss) before income taxes	1,125	932	1,572	493	205	167	(829)	(443)	2,073	1,149
Provision (benefit) for income taxes	263	220	345	91	49	41	(242)	(161)	415	191
Segment net income (loss)	$862	$712	$1,227	$402	$156	$126	$(587)	$(282)	$1,658	$958

Identifiable assets (period end)	$156,285	$167,792	$178,372	$198,869	$8,649	$7,360	$178,658	$130,315	$521,964	$504,336

Six Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$3,440	$3,704	$2,390	$2,885	$49	$69	$651	$440	$6,530	$7,098
Net intersegment interest income (expense)	813	713	38	(266)	(8)	(21)	(843)	(426)	—	—
Segment net interest income	4,253	4,417	2,428	2,619	41	48	(192)	14	6,530	7,098
Allocated provision for credit losses	96	707	(434)	933	—	7	(48)	90	(386)	1,737
Segment net interest income after provision	4,157	3,710	2,862	1,686	41	41	(144)	(76)	6,916	5,361
Noninterest income	1,845	2,076	1,503	1,077	1,331	1,155	(77)	76	4,602	4,384
Amortization of intangibles	158	213	76	85	50	36	2	9	286	343
Other noninterest expense	3,674	3,742	1,555	1,690	944	851	1,162	683	7,335	6,966
Income (loss) before income taxes	2,170	1,831	2,734	988	378	309	(1,385)	(692)	3,897	2,436
Provision (benefit) for income taxes	508	431	595	178	91	77	(428)	(271)	766	415
Segment net income (loss)	$1,662	$1,400	$2,139	$810	$287	$232	$(957)	$(421)	$3,131	$2,021

Identifiable assets (period end)	$156,285	$167,792	$178,372	$198,869	$8,649	$7,360	$178,658	$130,315	$521,964	$504,336
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

38 Truist Financial Corporation

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

Regulatory Considerations

The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the financial system, rather than for the protection of shareholders and creditors. Truist is subject to banking laws and regulations, and various other laws and regulations, which affect the operations and management of Truist and its ability to make distributions to shareholders. Truist and its subsidiaries are also subject to supervision and examination by multiple regulators. The descriptions below summarize updates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2020 to state and federal laws to which Truist is subject. These descriptions do not summarize all possible or proposed changes in current laws or regulations, and are not intended to be a substitute for the related statues or regulatory provisions. Refer to Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures.

The temporary exclusion of U.S. Treasury securities and deposits at the FRB from the calculation of the supplementary leverage ratio expired as scheduled on March 31, 2021. This temporary relief added 24 basis points to the Company’s supplementary leverage ratio as of March 31, 2021. The FRB also announced plans to propose several potential modifications to the supplementary leverage ratio to ensure that the supplementary leverage ratio remains effective in an environment of higher reserves, though such proposal had not been published as of the date of this report.

Stress Capital Buffer

In June 2021, the FRB provided Truist with a preliminary SCB of 2.5% and will provide the final SCB by August 31, 2021. This SCB will be effective from October 1, 2021 to September 30, 2022, at which point a revised SCB will be calculated and provided to Truist.

At the same time, the FRB lifted the restrictions on capital distributions for large banking organizations, including Truist, that had been in place due to the uncertainty caused by the COVID-19 pandemic. Going forward, Truist will be subject to the normal restrictions on capital distributions under the SCB framework and applicable law.

Bank Level Resolution Plans

The FDIC issued a policy statement in June 2021 announcing that it will resume requiring bank level resolution plans for large banks, including Truist Bank, and bank-level resolution plans will have more streamlined content requirements. Truist Bank will be required to submit a bank-level resolution plan every three years. The FDIC has not yet provided Truist Bank with a due date for its next resolution plan, but stated banks will not be required to submit a resolution plan without at least 12 months of advance notice.

Lifting of Consent Order

In June 2021, the FRB lifted the November 2019 consent order between SunTrust Bank and the FRB, relating to certain identified legacy compliance issues, and requiring certain remediation actions with respect to the identified issues.

Truist Financial Corporation 39

Executive Overview

Truist had a strong financial performance in the second quarter of 2021 and achieved several significant milestones that are reflective of its purpose in action. Truist continues to closely monitor the COVID-19 pandemic and its effects on stakeholders and the financial markets and is actively supporting teammates, clients, and communities. Truist also continues to make significant progress on Merger integration and conversion efforts.

Integration Efforts

Recent highlights include:

•Reaffirmed its commitment to achieving $1.6 billion in net cost saves on a run rate basis by the fourth quarter of 2022.
•Completed the Wealth brokerage and trust transitions.
•Continued the mortgage systems transition, enabling clients to get the best of both heritage SunTrust and heritage BB&T to meet their homeownership needs.
•Continued to activate the Integrated Relationship Management approach. Truist’s Integrated Relationship Management approach is designed to deepen client relationships and bring the full breadth and depth of Truist’s products and services to meet clients’ financial needs.
•Completed testing protocols for core bank transition events.
•Launched teammate and client pilot program for digital experience.

Supporting Clients

Truist is continuing to work closely with clients as they experience challenges from the COVID-19 pandemic. Truist supported clients by being the sixth largest amongst commercial banks in the second round of PPP funding, assisting clients with the forgiveness process, and continuing to support clients as they transition from payment relief programs. Truist originated approximately $17 billion of PPP loans through June 30, 2021.

Supporting Teammates

Truist offered a voluntary separation and retirement program to eligible teammates in June 2021. Nearly 2,000 teammates elected to participate in the voluntary program designed to provide tenured teammates flexibility on how they want to manage their career. While Truist is hiring in some areas and rightsizing in others through natural attrition, planned staffing reductions, and the voluntary separation and retirement program, Truist is actively supporting all teammates affected by reductions with opportunities and tools for internal placement, severance payments, and outplacement assistance and coaching. The Company recognized $144 million of merger-related and restructuring charges during the second quarter of 2021 related to the voluntary separation and retirement program.

Additionally, this quarter Truist was recognized as one of America’s Best Employers for Diversity by Forbes magazine.

Supporting Communities

Truist continued to fulfill its purpose in meaningful ways in the community. In the quarter, Truist released its inaugural supplier diversity report, which reflects a $1 billion impact for 2020, significantly expanded its partnership with Operation HOPE to help provide more education, insights and tools to help more people build better lives, and contributed a combined $200 million to the Truist Foundation and the Truist Charitable Fund to further support the important work of organizations across Truist’s diverse markets. In addition, Truist continued to make solid progress towards the Company’s $60 billion Community Benefits Plan, ending May 2021 at 114% of the annual target. In July, Truist also released its second annual Corporate Social Responsibility and Environmental, Social and Governance report to outline its advancements and commitments with regard to diversity, equity, and inclusion; environmental sustainability and climate change; governance; community involvement; and financial inclusion.

40 Truist Financial Corporation

Financial Results

Net income available to common shareholders for the second quarter of 2021 totaled $1.6 billion, up 73%, compared with the second quarter of last year. On a diluted per common share basis, earnings for the second quarter of 2021 were $1.16, an increase of $0.49 compared to the second quarter of 2020. Truist’s results of operations for the second quarter of 2021 produced an annualized return on average assets of 1.28% and an annualized return on average common shareholders’ equity of 10.1% compared to prior year returns of 0.75% and 5.9%, respectively. Results for the second quarter of 2021 included merger-related and restructuring charges of $297 million ($228 million after-tax), incremental operating expenses related to the Merger of $190 million ($146 million after-tax), and charitable contributions to the Truist Foundation and the Truist Charitable Fund of $200 million ($153 million after-tax). Results for the second quarter of 2020 included $209 million ($160 million after-tax) of merger-related and restructuring charges, $129 million ($99 million after-tax) of incremental operating expenses related to the Merger, securities gains of $300 million ($230 million after-tax), and losses from the early extinguishment of long-term debt of $235 million ($180 million after-tax).

Truist’s revenue for the second quarter of 2021 was $5.7 billion. On a TE basis, revenue was also $5.7 billion for the second quarter of 2021, a decrease of $224 million, or 3.8%, compared to the same period in 2020, due primarily to securities gains of $300 million in the second quarter of 2020.

Net interest income for the second quarter of 2021 was down $206 million, or 5.9%, compared to the earlier quarter due to lower purchase accounting accretion and lower rates on earning assets. This decrease was partially offset by lower funding costs, higher fees on PPP loans and fewer interest deferrals on COVID-19 loan accommodations. Average earning assets increased $8.4 billion compared to the earlier quarter. The increase in average earning assets reflects a $60.5 billion increase in average securities, while average total loans and leases decreased $33.5 billion and average other earning assets decreased $19.9 billion. Average interest-bearing liabilities decreased $20.1 billion compared to the earlier quarter, which was offset by significant growth in average noninterest-bearing deposits, which increased $24.0 billion compared to the earlier quarter.

Net interest margin was 2.88%, down 25 basis points compared to the earlier quarter. The yield on the total loan portfolio for the second quarter of 2021 was 4.01%, down 18 basis points compared to the earlier quarter, reflecting the impact of a lower rate environment and lower purchase accounting accretion. The yield on the average securities portfolio was 1.47%, down 90 basis points compared to the earlier quarter primarily due to lower yields on new purchases. The average costs of interest-bearing liabilities was 0.26%, down 29 basis points compared to the prior year.

Provision for credit losses was a negative $434 million compared to $844 million for the second quarter of 2020. The earlier quarter included significant uncertainty of the economic impacts resulting from the COVID-19 pandemic, whereas the current quarter includes a reserve release due to improving economic outlook and lower loan balances. The net charge-off ratio of 0.20% was down 19 basis points compared to the second quarter of 2020, primarily driven by lower losses in the indirect auto and commercial portfolios combined with higher recoveries, as well as lower losses in the residential mortgage portfolio. The net charge-off ratio for the second quarter of 2021 was a post financial crisis low.

Noninterest income for the second quarter of 2021 decreased $18 million, or 0.7%, compared to the earlier quarter. Noninterest income for the second quarter of 2020 included $300 million of securities gains on available-for-sale securities. Excluding securities gains, noninterest income increased $282 million, or 13%, compared to the earlier quarter. The current quarter reflects record revenues from insurance, wealth management, card and payment related fees, and commercial real estate related revenues, as well as very strong investment banking income due to strong execution across multiple lines of business. In addition, other income increased from higher investment income (primarily valuation gains) related to the Company’s SBIC and Truist Ventures strategic investments. These increases were partially offset by a decline in residential mortgage income due to lower production related revenues, coupled with lower servicing income.

Noninterest expense for the second quarter of 2021 was up $133 million, or 3.4%, compared to the earlier quarter. Merger-related and restructuring charges increased $88 million and other incremental operating expenses related to the merger increased $61 million, primarily reflected in professional fees and outside processing. The current quarter also includes $200 million for charitable contributions (other expense) to the Truist Foundation and the Truist Charitable Fund, whereas the earlier quarter included a $235 million loss on the early extinguishment of debt. Excluding the aforementioned items and changes in amortization of intangibles, adjusted noninterest expense was up $55 million, or 1.8%, compared to the earlier quarter. Additionally, increases in personnel expense of $199 million were partially offset by a decline in net occupancy expense of $61 million and other expense of $86 million (excluding the $200 million charitable contributions mentioned above.)

The provision for income taxes was $415 million for the second quarter of 2021, compared to $191 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2021 of 20.0%, compared to 16.6% for the earlier quarter. The higher effective tax rate is primarily due to higher pre-tax income in the current quarter and lower discrete tax benefits compared to the earlier quarter.
Truist Financial Corporation 41

Truist’s total assets at June 30, 2021 were $522.0 billion, an increase of $12.7 billion, or 2.5%, compared to December 31, 2020. The increase in total assets was primarily a result of strong deposit growth, the deployment of which led to an increase in AFS securities of $19.1 billion and balances held at the Federal Reserve of $7.8 billion. These increases were partially offset by a $16.3 billion decline in total loans and leases.

Total deposits at June 30, 2021 were $398.3 billion, an increase of $17.2 billion, or 4.5%, compared to December 31, 2020. Deposit growth was strong during the first six months of 2021 resulting from fiscal and monetary stimulus, partially offset by a decrease in time deposits primarily due to the maturity of wholesale negotiable certificates of deposit and higher-cost personal accounts.

Asset quality ratios improved reflecting improving economic conditions and effective problem asset resolution. As of June 30, 2021, nonperforming assets were 0.23% of total assets, down four basis points from December 31, 2020. The allowance for loan and lease loss coverage ratio was 4.83x nonperforming loans and leases held for investment, compared to 4.39x at December 31, 2020.

Truist maintained strong capital and liquidity. As of June 30, 2021, the CET1 ratio was 10.2% and the average LCR was 113%. For the six months ended June 30, 2021, Truist completed $1.1 billion of share repurchases and redeemed $1.4 billion of preferred stock. Additionally, the Company had $4.5 billion of senior long term debt maturities and redemptions, partially offset by issuances of $3.3 billion. Truist declared common dividends of $0.45 per share during the second quarter of 2021, resulting in dividend and total payout ratios for the second quarter of 2021 of 39% and 78%, respectively.

Truist completed the 2021 CCAR process and received a preliminary stress capital buffer of 2.5% for the period October 1, 2021 to September 30, 2022. In July 2021, the Board of Directors approved an increase in the quarterly dividend of 7% to $0.48 beginning in the third quarter of 2021.

Truist plans to target a CET1 ratio of approximately 9.75% over the near-term, and accordingly, the Company expects to be able to, with appropriate approvals from its Board of Directors, deploy approximately $4 billion to $5 billion of capital (either in the form of share repurchases or acquisitions) over the next 5 quarters (3Q21-3Q22). Effective July 1, 2021, the Board of Directors increased the previous repurchase authority of the Company’s common stock, of which the Company has $3.1 billion remaining. The amount of share repurchases is dependent on capital deployment through organic growth, earnings, and acquisitions, giving consideration to 9.75% CET1 target. Additionally, on July 1, 2021, Truist acquired Constellation Affiliated Partners, which resulted in approximately $900 million of goodwill and identifiable intangible assets, reducing the amount of capital deployment available for share repurchases or acquisitions to approximately $3 billion to $4 billion through 3Q22.

Analysis of Results of Operations

Net Interest Income and NIM

Second Quarter 2021 compared to Second Quarter 2020

Taxable-equivalent net interest income for the second quarter of 2021 was down $206 million, or 5.9%, compared to the earlier quarter due to lower purchase accounting accretion and lower rates on earning assets. These decreases were partially offset by lower funding costs, higher fees on PPP loans and fewer interest deferrals on COVID-19 loan accommodations. Average earning assets increased $8.4 billion compared to the earlier quarter. The increase in average earning assets reflects a $60.5 billion increase in average securities, while average total loans and leases decreased $33.5 billion and average other earning assets decreased $19.9 billion. The growth in average earnings assets is a result of an increase in investment securities driven by strong deposit growth resulting from fiscal and monetary stimulus. Average interest-bearing liabilities decreased $20.1 billion compared to the earlier quarter. The decline in average interest-bearing liabilities was offset by significant growth in average noninterest-bearing deposits, which increased $24.0 billion compared to the earlier quarter. Average interest-bearing deposits increased $1.4 billion, while average long-term debt decreased $18.7 billion and average short-term borrowings decreased $2.8 billion.

Net interest margin was 2.88%, down 25 basis points compared to the earlier quarter. The yield on the total loan portfolio for the second quarter of 2021 was 4.01%, down 18 basis points compared to the earlier quarter, reflecting the impact of a lower rate environment and lower purchase accounting accretion. The yield on the average securities portfolio was 1.47%, down 90 basis points compared to the earlier quarter primarily due to lower yields on new purchases.

The average cost of total deposits was 0.04%, down 18 basis points compared to the earlier quarter. The average rate on short-term borrowings was 0.98%, down 26 basis points compared to the earlier quarter. The average rate on long-term debt was 1.60%, up eight basis points compared to the earlier quarter.

42 Truist Financial Corporation

Six Months of 2021 compared to Six Months of 2020

Taxable-equivalent net interest income for the six months ended June 30, 2021 was down $580 million, or 7.6%, compared to the prior period due to lower purchase accounting accretion and lower rates on earning assets. These decreases were partially offset by lower funding costs, higher fees on PPP loans and fewer interest deferrals on COVID-19 loan accommodations. Average earning assets increased $19.5 billion compared to the prior period. The increase in average earning assets reflects a $53.6 billion increase in average securities, while average total loans and leases decreased $20.9 billion and average other earning assets decreased $13.1 billion. The growth in average earnings assets is a result of an increase in investment securities driven by strong deposit growth resulting from fiscal and monetary stimulus. Average interest-bearing liabilities decreased $13.9 billion compared to the prior period. The decline in average interest-bearing liabilities was offset by significant growth in average noninterest-bearing deposits, which increased $29.8 billion compared to the prior period. Average interest-bearing deposits increased $7.3 billion, while average long-term debt decreased $13.7 billion and average short-term borrowings decreased $7.5 billion.

Net interest margin was 2.95% for the six months ended June 30, 2021, down 39 basis points compared to the prior period. The yield on the total loan portfolio for the six months ended June 30, 2021 was 4.05%, down 52 basis points compared to the prior period, reflecting the impact of a lower rate environment and lower purchase accounting accretion. The yield on the average securities portfolio was 1.46% for the six months ended June 30, 2021, down 103 basis points compared to the prior period primarily due to lower yields on new purchases and premium amortization.

The average cost of total deposits was 0.04% for the six months ended June 30, 2021, down 31 basis points compared to the prior period. The average rate on short-term borrowings was 0.90% for the six months ended June 30, 2021, down 70 basis points compared to the prior period. The average rate on long-term debt was 1.58% for the six months ended June 30, 2021, down 32 basis points compared to the prior period. The lower rates on interest-bearing liabilities reflect the lower rate environment.

As of June 30, 2021, the remaining unamortized fair value marks on the loan and lease portfolio, deposits, and long-term debt were $1.8 billion, $12 million, and $176 million, respectively. As of December 31, 2020, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $2.4 billion, $19 million, and $216 million, respectively.

The remaining unamortized fair value mark on loans and leases consists of $929 million for consumer loans and leases, and $848 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 43

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2021	2020	2021	2020	2021	2020		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$9,070	$2,237	0.73%	1.88%	$16	$10	$6	$(10)	$16
GSE	1,840	1,844	2.33	2.33	11	12	(1)	—	(1)
Agency MBS	124,251	70,374	1.50	2.35	466	413	53	(186)	239
States and political subdivisions	437	505	3.55	3.57	4	4	—	—	—
Non-agency MBS	17	162	2.46	16.71	—	7	(7)	(3)	(4)
Other	32	37	1.88	2.27	—	—	—	—	—
Total securities	135,647	75,159	1.47	2.37	497	446	51	(199)	250
Interest earning trading assets	5,061	3,700	2.82	4.19	37	39	(2)	(14)	12
Other earning assets (3)	21,592	41,531	0.19	0.28	9	28	(19)	(8)	(11)
Loans and leases, net of unearned income: (4)
Commercial and industrial	133,646	152,991	3.07	3.16	1,024	1,204	(180)	(33)	(147)
CRE	25,645	27,804	2.84	3.26	183	227	(44)	(27)	(17)
Commercial Construction	6,359	6,748	2.95	3.70	45	61	(16)	(13)	(3)
Lease financing	4,893	5,922	3.91	4.71	48	70	(22)	(11)	(11)
Residential mortgage	43,605	52,380	4.35	4.65	474	608	(134)	(37)	(97)
Residential home equity and direct	25,238	27,199	5.74	5.78	361	391	(30)	(3)	(27)
Indirect auto	26,444	24,721	6.20	6.63	409	407	2	(27)	29
Indirect other	10,797	11,282	6.86	7.18	185	201	(16)	(8)	(8)
Student	7,396	7,633	3.90	4.55	72	87	(15)	(12)	(3)
Credit card	4,552	4,949	8.73	9.27	99	114	(15)	(6)	(9)
Total loans and leases HFI	288,575	321,629	4.03	4.21	2,900	3,370	(470)	(177)	(293)
LHFS	4,390	4,806	2.57	3.04	28	36	(8)	(5)	(3)
Total loans and leases	292,965	326,435	4.01	4.19	2,928	3,406	(478)	(182)	(296)
Total earning assets	455,265	446,825	3.06	3.52	3,471	3,919	(448)	(403)	(45)
Nonearning assets	63,509	67,895
Total assets	$518,774	$514,720
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$106,121	$97,863	0.06	0.23	15	55	(40)	(44)	4
Money market and savings	134,029	126,071	0.03	0.18	8	57	(49)	(52)	3
Time deposits	18,213	33,009	0.28	1.09	13	89	(76)	(47)	(29)
Total interest-bearing deposits (6)	258,363	256,943	0.06	0.32	36	201	(165)	(143)	(22)
Short-term borrowings	6,168	8,998	0.98	1.24	15	28	(13)	(5)	(8)
Long-term debt	36,873	55,537	1.60	1.52	147	211	(64)	11	(75)
Total interest-bearing liabilities	301,404	321,478	0.26	0.55	198	440	(242)	(137)	(105)
Noninterest-bearing deposits (6)	137,892	113,875
Other liabilities	10,813	12,504
Shareholders’ equity	68,665	66,863
Total liabilities and shareholders’ equity	$518,774	$514,720
Average interest-rate spread			2.80%	2.97%
NIM/net interest income - taxable equivalent			2.88%	3.13%	$3,273	$3,479	$(206)	$(266)	$60
Taxable-equivalent adjustment					$28	$31
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
(6) Total deposit costs were 0.04% and 0.22% for the three months ended June 30, 2021 and 2020, respectively.
44 Truist Financial Corporation

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2021	2020	2021	2020	2021	2020		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$5,435	$2,255	0.76%	1.91%	$20	$21	$(1)	$(18)	$17
GSE	1,840	1,850	2.33	2.33	22	22	—	—	—
Agency MBS	121,228	70,595	1.47	2.48	892	874	18	(444)	462
States and political subdivisions	441	518	3.54	3.57	8	9	(1)	—	(1)
Non-agency MBS	8	174	2.45	16.71	—	15	(15)	(7)	(8)
Other	32	38	1.90	2.65	—	—	—	—	—
Total securities	128,984	75,430	1.46	2.49	942	941	1	(469)	470
Interest earning trading assets	4,902	5,017	2.81	4.09	69	103	(34)	(32)	(2)
Other earning assets (3)	19,515	32,641	0.27	0.74	25	120	(95)	(58)	(37)
Loans and leases, net of unearned income: (4)
Commercial and industrial	134,843	142,367	3.08	3.70	2,064	2,623	(559)	(425)	(134)
CRE	25,926	27,425	2.87	3.75	372	514	(142)	(115)	(27)
Commercial Construction	6,457	6,578	2.99	4.27	93	137	(44)	(41)	(3)
Lease financing	4,933	5,996	4.09	4.49	101	135	(34)	(11)	(23)
Residential mortgage	44,708	52,687	4.39	4.56	981	1,202	(221)	(44)	(177)
Residential home equity and direct	25,447	27,381	5.78	6.19	729	843	(114)	(55)	(59)
Indirect auto	26,403	24,848	6.38	6.76	835	835	—	(49)	49
Indirect other	10,823	11,116	6.92	7.27	372	402	(30)	(20)	(10)
Student	7,457	7,710	3.93	4.97	145	191	(46)	(40)	(6)
Credit card	4,598	5,242	8.99	9.49	205	247	(42)	(13)	(29)
Total loans and leases HFI	291,595	311,350	4.07	4.60	5,897	7,129	(1,232)	(813)	(419)
LHFS	4,640	5,741	2.58	3.10	60	89	(29)	(13)	(16)
Total loans and leases	296,235	317,091	4.05	4.57	5,957	7,218	(1,261)	(826)	(435)
Total earning assets	449,636	430,179	3.13	3.91	6,993	8,382	(1,389)	(1,385)	(4)
Nonearning assets	64,196	65,956
Total assets	$513,832	$496,135
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$105,436	$91,435	0.06	0.41	30	184	(154)	(179)	25
Money market and savings	131,680	123,504	0.03	0.38	18	235	(217)	(231)	14
Time deposits	19,379	34,289	0.36	1.19	35	203	(168)	(104)	(64)
Total interest-bearing deposits (6)	256,495	249,228	0.07	0.50	83	622	(539)	(514)	(25)
Short-term borrowings	6,448	13,949	0.90	1.60	29	111	(82)	(37)	(45)
Long-term debt	37,344	51,042	1.58	1.90	295	483	(188)	(73)	(115)
Total interest-bearing liabilities	300,287	314,219	0.27	0.78	407	1,216	(809)	(624)	(185)
Noninterest-bearing deposits (6)	133,261	103,505
Other liabilities	10,932	12,274
Shareholders’ equity	69,352	66,137
Total liabilities and shareholders’ equity	$513,832	$496,135
Average interest-rate spread			2.86%	3.13%
NIM/net interest income - taxable equivalent			2.95%	3.34%	$6,586	$7,166	$(580)	$(761)	$181
Taxable-equivalent adjustment					$56	$68
(1)Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs and dividends.
(2)Total securities include AFS securities.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock and other earning assets.
(4)Fees, which are not material for any of the periods shown, are included for rate calculation purposes. NPLs are included in the average balances.
(5)Excludes basis adjustments for fair value hedges.
(6)Total deposit costs were 0.04% and 0.35% for the six months ended June 30, 2021 and 2020, respectively.
Truist Financial Corporation 45

Provision for Credit Losses

Second Quarter 2021 compared to Second Quarter 2020

The provision for credit losses was a negative $434 million, compared to $844 million for the earlier quarter. The earlier quarter included significant uncertainty of the economic impacts resulting from the COVID-19 pandemic, whereas the current quarter includes a reserve release due to improving economic outlook and lower loan balances. Net charge-offs for the second quarter of 2021 totaled $142 million compared to $316 million in the earlier quarter. The net charge-off ratio for the current quarter of 0.20% was down 19 basis points compared to the second quarter of 2020, primarily driven by lower losses in the indirect auto and commercial portfolios combined with higher recoveries, as well as lower losses in the residential mortgage portfolio.

Six Months of 2021 compared to Six Months of 2020

The provision for credit losses was a negative $386 million for the six months ended June 30, 2021, compared to $1.7 billion for the prior period. The prior period included significant uncertainty of the economic impacts resulting from the COVID-19 pandemic, whereas the current year includes a reserve release due to improving economic outlook and lower loan balances. Net charge-offs for the six months ended June 30, 2021 totaled $380 million compared to $588 million in the earlier period. The net charge-off ratio for the current year of 0.26% was down 12 basis points compared to the prior period, primarily driven by lower losses in the commercial and indirect auto portfolios combined with higher recoveries, as well as lower losses in the residential mortgage portfolio.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Insurance income	$690	$581	18.8%	$1,316	$1,130	16.5%
Wealth management income	345	289	19.4	686	621	10.5
Service charges on deposits	253	202	25.2	511	507	0.8
Residential mortgage income	117	341	(65.7)	217	586	(63.0)
Investment banking and trading income	317	274	15.7	657	392	67.6
Card and payment related fees	225	171	31.6	425	358	18.7
Lending related fees	94	66	42.4	194	133	45.9
Operating lease income	66	83	(20.5)	134	160	(16.3)
Commercial real estate related income	138	49	181.6	181	93	94.6
Income from bank-owned life insurance	46	45	2.2	96	89	7.9
Securities gains (losses)	—	300	NM	—	298	NM
Other income	114	22	NM	185	17	NM
Total noninterest income	$2,405	$2,423	(0.7)	$4,602	$4,384	5.0

Second Quarter 2021 compared to Second Quarter 2020

Noninterest income for the second quarter of 2021 decreased $18 million compared to the earlier quarter. Noninterest income for the second quarter of 2020 included $300 million of securities gains on available-for-sale securities. Excluding securities gains, noninterest income increased $282 million, or 13%, compared to the earlier quarter. Insurance income increased $109 million due to acquisitions, as well as new business and higher retention. Commercial real-estate related income increased $89 million primarily due to client-related structured real estate transactions. Investment banking and trading income increased $43 million due to strong investment banking income from loan syndications, merger and acquisition fees and asset securitization transactions, which was partially offset by lower trading income. Other income increased $92 million primarily due to an increase of $67 million related to increased investment income (primarily valuations gains) from the Company’s SBIC and Truist Ventures investments. In addition, other income increased $43 million from higher valuations of assets held for certain post-retirement benefits, which is primarily offset by higher benefits expense included in personnel expense. Revenues related to wealth management, service charges on deposits and card and payment related activities increased $161 million as transaction volumes and asset levels increased compared to the levels in the earlier quarter due to improving economic conditions. Residential mortgage banking income decreased $224 million primarily due to lower production related revenues as a result of lower gain on sale margins and volumes, coupled with lower servicing income due to a reduction in the third-party servicing portfolio as a result of prepayments.

46 Truist Financial Corporation

Six Months of 2021 compared to Six Months of 2020

Noninterest income for the six months ended June 30, 2021 increased $218 million compared to the prior period. Other income for the six months ended June 30, 2021 includes a $37 million gain from the divestiture of certain businesses, whereas noninterest income for the six months ended June 30, 2020 included $298 million of securities gains on available-for-sale securities. Excluding securities gains and the divestiture gain, noninterest income increased $479 million, or 12%, compared to the prior period. Investment banking and trading income increased $265 million due to strong investment banking income from loan syndications, equity originations, merger and acquisition fees, and asset securitization transactions, as well as the impact from CVA recoveries in the current period compared to losses in the earlier period. Other income increased $168 million primarily due to higher valuations of $105 million for assets held for certain post-retirement benefits, which is largely offset by higher benefits expense included in personnel expense. In addition, other income increased $57 million related to increased investment income (primarily valuations gains) from the Company’s SBIC and Truist Ventures investments. Insurance income increased $186 million due to acquisitions, as well as new business and higher retention. Commercial real-estate related income increased $88 million primarily due to client-related structured real estate transactions. Revenues related to wealth management and card and payment related activities increased $132 million as transaction volumes and asset levels increased compared to the levels in the earlier period due to improving economic conditions. Lending related fees increased $61 million due to gains from the sale of finance leases and noninterest loan fees due to higher unused line fees. Residential mortgage banking income decreased $369 million primarily due to lower production related revenues as a result of lower gain on sale margins and volumes, coupled with lower servicing income due to a reduction in the third-party servicing portfolio as a result of prepayments.

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Personnel expense	$2,207	$2,008	9.9%	$4,349	$3,980	9.3%
Professional fees and outside processing	341	289	18.0	691	536	28.9
Net occupancy expense	182	243	(25.1)	391	464	(15.7)
Software expense	246	216	13.9	456	426	7.0
Amortization of intangibles	142	178	(20.2)	286	343	(16.6)
Equipment expense	122	120	1.7	235	236	(0.4)
Marketing and customer development	66	56	17.9	132	140	(5.7)
Operating lease depreciation	47	77	(39.0)	97	148	(34.5)
Loan-related expense	55	56	(1.8)	109	118	(7.6)
Regulatory costs	31	30	3.3	56	59	(5.1)
Merger-related and restructuring charges	297	209	42.1	438	316	38.6
Loss (gain) on early extinguishment of debt	—	235	(100.0)	(3)	235	(101.3)
Other expense	275	161	70.8	384	308	24.7
Total noninterest expense	$4,011	$3,878	3.4	$7,621	$7,309	4.3

Second Quarter 2021 compared to Second Quarter 2020

Noninterest expense for the second quarter of 2021 was up $133 million compared to the earlier quarter. Merger-related and restructuring charges increased $88 million primarily due to costs in connection with a voluntary separation and retirement program, partially offset by lower severance costs in the earlier quarter. Other incremental operating expenses related to the merger increased $61 million, primarily reflected in professional fees and outside processing. The current quarter also includes $200 million for charitable contributions to the Truist Foundation and the Truist Charitable Fund, whereas the earlier quarter included a $235 million loss on the early extinguishment of debt. Excluding the aforementioned items and changes in amortization of intangibles, adjusted noninterest expense was up $55 million, or 1.8%, compared to the earlier quarter. Personnel expense increased $199 million primarily due to higher incentive expenses due to improved performance, higher other employee benefits due to the previously mentioned increase in noninterest income, as well as higher pension and insurance benefits expense. These increases in personnel expense were partially offset by lower salaries due to fewer FTEs. Other expense also includes decreases of $42 million for non-service-related pension cost components and $31 million for certain expenses provided in the earlier quarter related to support for teammates through the COVID-19 pandemic. There was also a decrease of $61 million from net occupancy expense primarily due to branch and property consolidations.

Truist Financial Corporation 47

Six Months of 2021 compared to Six Months of 2020

Noninterest expense for the six months ended June 30, 2021 was up $312 million compared to the earlier period. Merger-related and restructuring charges increased $122 million and other incremental operating expenses related to the Merger increased $162 million. The current period also includes $200 million for charitable contributions to the Truist Foundation and the Truist Charitable Fund and $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges, whereas the earlier period included a $235 million loss on the early extinguishment of debt. Excluding the aforementioned items and changes in amortization of intangibles, noninterest expense increased $87 million, or 1.4%, compared to the earlier period. Personnel expense increased $369 million primarily due to higher incentive expenses due to improved performance, higher other employee benefits due to the previously mentioned increase in noninterest income, as well as higher pension and insurance benefits expense. These increases in personnel expense were partially offset by lower salaries due to fewer FTEs. Other expense also includes decreases of $84 million for non-service-related pension cost components and $31 million for certain expenses provided in the earlier quarter related to support for teammates through the COVID-19 pandemic. There was also a decrease of $73 million from net occupancy expense primarily due to branch and property consolidations and a decrease in operating lease depreciation of $51 million due to valuation adjustments taken in the prior year.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(Dollars in millions)	Accrual at Apr 1, 2021	Expense	Utilized	Accrual at Jun 30, 2021	Accrual at Jan 1, 2021	Expense	Utilized	Accrual at Jun 30, 2021
Severance and personnel-related (1)	$12	$166	$(26)	$152	$36	$192	$(76)	$152
Occupancy and equipment	—	53	(48)	5	—	107	(102)	5
Professional services	29	63	(64)	28	16	117	(105)	28
Systems conversion and related costs	—	6	(6)	—	—	13	(13)	—
Other	11	9	(10)	10	11	9	(10)	10
Total (2)	$52	$297	$(154)	$195	$63	$438	$(306)	$195
(1)Includes $144 million of restructuring charges related to the Company’s voluntary separation and retirement program.
(2)The Company recognized $278 million of expenses for the three months ended June 30, 2021 and $408 million for the six months ended June 30, 2021 related to the Merger. At June 30, 2021, the Company had an accrual of $178 million related to the Merger. The remaining expense and accrual relate to other restructuring activities.

Segment Results

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

Table 5: Net Income by Reportable Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Consumer Banking and Wealth	$862	$712	21.1%	$1,662	$1,400	18.7%
Corporate and Commercial Banking	1,227	402	NM	2,139	810	164.1
Insurance Holdings	156	126	23.8	287	232	23.7
Other, Treasury & Corporate	(587)	(282)	108.2	(957)	(421)	127.3
Truist Financial Corporation	$1,658	$958	73.1	$3,131	$2,021	54.9

48 Truist Financial Corporation

Second Quarter 2021 compared to Second Quarter 2020

Consumer Banking and Wealth

CB&W net income was $862 million for the second quarter of 2021, an increase of $150 million compared to the earlier quarter. Segment net interest income decreased $45 million primarily due to a decline in the funding credit provided on liabilities, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $274 million which reflects the impact of an allowance release during the current quarter, an allowance build during the earlier quarter resulting from the deteriorating economic outlook caused by the COVID-19 pandemic, and lower net charge-offs in the current quarter primarily in the mortgage, home equity and auto portfolios. Noninterest income decreased $83 million driven by lower residential mortgage income due to lower gain on sale margins and volumes, partially offset by increases in card and related fee income as well as wealth management income due to favorable market conditions in the current quarter. Noninterest expense decreased $47 million primarily due to lower amortization of intangibles related to the merger, occupancy expenses, and personnel related expenses, partially offset by increased restructuring charges in the current quarter.

CB&W average loans held for investment decreased $9.5 billion, or 6.7%, for the second quarter of 2021 compared to the earlier quarter, primarily driven by lower residential mortgage and home equity lending, partially offset by increased mortgage warehouse and indirect auto lending. Average total deposits increased $26.3 billion, or 12%, for the second quarter of 2021 compared to the earlier quarter primarily due to the impact of government stimulus programs.

Corporate and Commercial Banking

C&CB net income was $1.2 billion for the second quarter of 2021, an increase of $825 million compared to the earlier quarter. Segment net interest income decreased $78 million primarily due to reduced funding credit on liabilities, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $933 million primarily reflecting the allowance release in the current quarter and a significant allowance build in the earlier quarter resulting from the deteriorating economic outlook caused by the onset of the COVID-19 pandemic. Noninterest income increased $188 million driven by commercial real estate income, investment banking, lending related fees, service charges on deposits, and income from strategic investments, partially offset by lower trading fees. Noninterest expense decreased $36 million primarily due to lower operating lease depreciation, reduction in LIHTC liability mark accretion in the earlier quarter, and lower allocated corporate expenses in the current quarter, partially offset by higher incentives tied to performance as well as increased restructuring charges in current quarter.

C&CB average loans held for investment decreased $23.8 billion, or 13%, for the second quarter of 2021 compared to the earlier quarter, primarily due to lower line utilization in commercial loans, commercial real estate, and dealer floor plan. Average total deposits increased $4.3 billion, or 3.1%, for the second quarter of 2021 compared to the earlier quarter, primarily due to the government stimulus programs.

Insurance Holdings

IH net income was $156 million for the second quarter of 2021, an increase of $30 million compared to the earlier quarter. Noninterest income increased $100 million primarily due to higher property and casualty insurance production from strong organic growth, as well as acquisitions. Noninterest expense increased $67 million primarily due to higher performance-based incentives, merger related expenses, and amortization of intangibles related to acquisitions.

Other, Treasury & Corporate

OT&C generated a net loss of $587 million in the second quarter of 2021, compared to a net loss of $282 million in the earlier quarter. Segment net interest income decreased $78 million primarily due to lower net funding charges to other segments due to lower market rates partially offset by an increase in income on securities. The allocated provision for credit losses decreased $64 million which primarily reflects an allowance release in the current quarter resulting from the improving economic outlook and an allowance build during the earlier quarter related to the deteriorating economic outlook caused by the onset of the pandemic. Noninterest income decreased $223 million primarily due to a gain on sale of non-agency MBS in the earlier quarter. Noninterest expense increased $149 million primarily due to charitable contributions to the Truist Foundation and the Truist Charitable Fund, as well as higher incremental operating expenses related to the merger and higher restructuring charges in the current quarter, partially offset by the loss on early extinguishment of long-term debt in the earlier quarter.

Truist Financial Corporation 49

Six Months of 2021 compared to Six Months of 2020

Consumer Banking and Wealth

CB&W net income was $1.7 billion for the six months ended June 30, 2021, an increase of $262 million compared to the same period of the prior year. Segment net interest income decreased $164 million primarily due to lower rates, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $611 million primarily due to an allowance release that was primarily driven by an improving economic outlook and lower net charge offs in the auto, mortgage, and home equity portfolios as well as lower loan balances. Noninterest income decreased $231 million, due to lower residential mortgage income driven by lower gain on sale margins and volumes, partially offset by increased revenues in wealth management and card and payment related activities resulting from improving economic conditions as well as gains from the divestiture of certain businesses. Noninterest expense decreased $123 million primarily due to lower salary expense, pension costs, amortization of intangibles, and occupancy expenses in the current year.

CB&W average loans and leases decreased $7.9 billion, or 5.7%, at June 30, 2021, compared to the same period of the prior year, primarily due to lower residential mortgage loans and home equity lending, partially offset by increased mortgage warehouse and indirect auto lending. Average total deposits were up $28.2 billion, or 13%, at June 30, 2021, compared to the same period of the prior year, primarily due to the impact of government stimulus programs.

Corporate and Commercial Banking

C&CB net income was $2.1 billion for the six months ended June 30, 2021, an increase of $1.3 billion compared to the same period of the prior year. Segment net interest income decreased $191 million primarily due to lower rates, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $1.4 billion which reflects an allowance release driven by an improving economic outlook, lower net charge offs primarily in the commercial and industrial portfolio as well as lower loan balances. Noninterest income increased $426 million due to strong investment banking and trading income, commercial real-estate related income, increased lending related fees, income from strategic investments, and increased service charges on deposits. Noninterest expense decreased $144 million primarily due to lower operating lease depreciation, a reduction in LIHTC liability mark accretion in the same period of 2020, lower allocated corporate expenses and reduced salary expense, partially offset by higher incentives tied to performance and increased professional fees and outside processing expense.

C&CB average loans and leases decreased $12.1 billion, or 7.2%, at June 30, 2021, compared to the same period of the prior year, primarily due to lower line utilization in commercial loans, commercial real estate, and dealer floor plan. Average total deposits were up $13.3 billion, or 10%, at June 30, 2021, compared to the same period of the prior year, primarily due to the impact of government stimulus programs.

Insurance Holdings

IH net income was $287 million for the six months ended June 30, 2021, an increase of $55 million compared to the same period of the prior year. Noninterest income increased $176 million primarily due to higher property and casualty insurance production as well as acquisitions. Noninterest expense increased $107 million primarily due to commissions on higher production in the current year.

Other, Treasury and Corporate

OT&C generated a net loss of $957 million in the six months ended June 30, 2021, compared to a net loss of $421 million in the same period of the prior year. Segment net interest income decreased $206 million primarily due to lower net funding charges to other segments due to lower market rates partially offset by lower interest expense on borrowings. The allocated provision for credit losses decreased $138 million which primarily reflects changes in the reserve for unfunded commitments as well as an allowance release in the current year resulting from the improving economic outlook. Noninterest income decreased $153 million primarily due to a gain on the sale of non-agency MBS in the same period of the prior year, partially offset by income from assets held for certain post-employment benefits. Noninterest expense increased $472 million primarily due to charitable contributions to the Truist Foundation and the Truist Charitable Fund, as well as higher incremental operating expenses related to the merger and higher restructuring charges in the current year, partially offset by the loss on early extinguishment of long-term debt in the same period of the prior year.

50 Truist Financial Corporation

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $139.9 billion at June 30, 2021, compared to $120.8 billion at December 31, 2020. The increase was due primarily to increases in U.S. Treasury securities and MBS resulting from strong deposit growth resulting from fiscal and monetary stimulus.

As of June 30, 2021, approximately 1.6% of the securities portfolio was variable rate, compared to 1.9% as of December 31, 2020. The effective duration of the securities portfolio was 5.5 years at June 30, 2021, compared to 4.0 years at December 31, 2020.

U.S. Treasury, GSE, and Agency MBS represented more than 99% of the total securities portfolio as of June 30, 2021 and December 31, 2020.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Commercial:
Commercial and industrial	$133,646	$136,051	$139,223	$143,452	$152,991
CRE	25,645	26,211	27,030	27,761	27,804
Commercial construction	6,359	6,557	6,616	6,861	6,748
Lease financing	4,893	4,975	5,401	5,626	5,922
Consumer:
Residential mortgage	43,605	45,823	48,847	51,500	52,380
Residential home equity and direct	25,238	25,658	26,327	26,726	27,199
Indirect auto	26,444	26,363	25,788	24,732	24,721
Indirect other	10,797	10,848	11,291	11,530	11,282
Student	7,396	7,519	7,519	7,446	7,633
Credit card	4,552	4,645	4,818	4,810	4,949
Total average loans and leases HFI	$288,575	$294,650	$302,860	$310,444	$321,629

Average loans and leases held for investment for the second quarter of 2021 were $288.6 billion, down $6.1 billion, or 2.1%, compared to the first quarter of 2021.

Average commercial loans decreased $3.3 billion primarily due to a $1.3 billion decrease in average PPP loans (commercial and industrial), a $1.2 billion decrease in average dealer floor plan loans (commercial and industrial), a $566 million decrease in average CRE loans, and a $198 million decrease in average commercial construction loans.

Average consumer loans decreased $2.7 billion primarily due to refinance activity resulting in a decline in residential mortgages and residential home equity and direct loans.

Truist Financial Corporation 51

COVID-19 Lending Activities

The CARES Act created the PPP, which has temporarily expanded the Small Business Administration’s business loan guarantee program. The carrying value of PPP loans was $6.0 billion as of June 30, 2021. The CARES Act additionally includes provisions that were designed to encourage financial institutions to support borrowers impacted by COVID-19. These modifications are generally not considered a TDR. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures related to modifications and TDRs. Payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The following table provides a summary of accommodations as of June 30, 2021:

Table 7: Client Accommodations (1)
	Active Accommodations		Exited Accommodations
June 30, 2021 (Dollars in millions)	Total Count	Outstanding Balance	Outstanding Balance	% Paid-off or Current (2)	Types of Accommodations
Commercial	412	$4	$18,700	98%	Clients may elect to defer loan or lease payments for up to 90 days without late fees being incurred but with finance charges continuing to accrue.
Consumer	14,563	611	9,244	89
Clients may elect to defer loan payments for time periods that generally range from 30 to 90 days without late fees being incurred but with finance charges generally continuing to accrue. The Company’s residential mortgage forbearance program generally provides up to 180 days of relief. Additional relief may be provided in certain circumstances.

Credit card	1,533	9	167	89	Clients may elect to defer payments for up to 90 days without late fees being incurred but with finance charges accruing. In addition, Truist provided credit card clients with 5% cash back on qualifying card purchases for certain important basic needs.
Total	16,508	$624	$28,111
(1)Excludes approximately 24,000 of active accommodations related to government guaranteed loans totaling approximately $1.7 billion.
(2)Calculated based on accommodation count; includes loans that are less than 30 days past due.

The following table provides a summary of the Company’s exposure related to loans that have exited accommodations:

Table 8: Accommodations Exposure
June 30, 2021 (Dollars in millions)	Exposure
Current	$26,899
Past due and still accruing	524
Nonperforming	688
Total	$28,111

The following table provides a summary of exposure to industries that management believes were considered more vulnerable during the COVID-19 pandemic. These selected industry exposures represent 9.0% of loans held for investment at June 30, 2021. Truist is actively managing these portfolios and will continue to make underwriting or risk acceptance adjustments as appropriate.

Table 9: Selected Credit Exposures
June 30, 2021 (Dollars in billions)	Outstanding Balance	Percentage of Loans HFI
Senior Care	$6.2	2.1%
Hotels, Resorts & Cruise Lines	5.9	2.1
Acute Care Facilities	5.0	1.7
Oil & Gas Portfolio	4.2	1.5
Restaurants	2.5	0.9
Sensitive Retail	2.0	0.7
Total	$25.8	9.0%

52 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 10: Asset Quality
(Dollars in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
NPAs:
NPLs:
Commercial and industrial	$397	$451	$532	$507	$428
CRE	25	58	75	52	42
Commercial construction	12	13	14	7	13
Lease financing	5	23	28	32	56
Residential mortgage	302	290	316	205	198
Residential home equity and direct	165	172	205	180	192
Indirect auto	148	158	155	137	155
Indirect other	6	6	5	4	3
Total NPLs HFI	1,060	1,171	1,330	1,124	1,087
Loans held for sale	78	72	5	130	102
Total nonaccrual loans and leases	1,138	1,243	1,335	1,254	1,189
Foreclosed real estate	13	18	20	30	43
Other foreclosed property	41	38	32	30	20
Total nonperforming assets	$1,192	$1,299	$1,387	$1,314	$1,252
TDRs:
Performing TDRs:
Commercial and industrial	$144	$142	$78	$84	$57
CRE	24	47	47	36	22
Commercial construction	—	—	—	1	36
Lease financing	58	59	60	1	1
Residential mortgage	727	733	648	640	533
Residential home equity and direct	107	109	88	71	71
Indirect auto	389	399	392	336	342
Indirect other	7	7	6	5	4
Student	13	8	5	5	4
Credit card	32	35	37	38	37
Total performing TDRs	1,501	1,539	1,361	1,217	1,107
Nonperforming TDRs	190	207	164	140	111
Total TDRs	$1,691	$1,746	$1,525	$1,357	$1,218
Loans 90 days or more past due and still accruing: (1)
Commercial and industrial	$14	$14	$13	$6	$9
CRE	—	—	—	8	3
Lease financing	—	—	—	—	1
Residential mortgage	976	975	841	573	521
Residential home equity and direct	7	11	10	5	9
Indirect auto	2	2	2	8	10
Indirect other	1	1	2	3	3
Student	1,046	1,037	1,111	570	478
Credit card	22	32	29	24	38
Total loans 90 days or more past due and still accruing	$2,068	$2,072	$2,008	$1,197	$1,072
Loans 30-89 days past due and still accruing: (1)
Commercial and industrial	$128	$117	$83	$155	$282
CRE	7	9	14	7	6
Commercial construction	1	4	5	—	1
Lease financing	18	35	6	9	10
Residential mortgage	543	577	782	796	703
Residential home equity and direct	73	82	98	103	108
Indirect auto	428	328	495	321	265
Indirect other	47	45	68	52	50
Student	548	556	618	666	442
Credit card	31	35	51	39	34
Total loans 30-89 days past due and still accruing	$1,824	$1,788	$2,220	$2,148	$1,901
(1)The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period.
Truist Financial Corporation 53

Nonperforming assets totaled $1.2 billion at June 30, 2021, down $107 million compared to March 31, 2021. Nonperforming loans and leases represented 0.39% of total loans and leases, down three basis points compared to March 31, 2021. The decrease in nonperforming loans and leases was primarily in the commercial loan portfolios.

Performing TDRs were down $38 million during the second quarter compared to the prior quarter.

Loans 90 days or more past due and still accruing totaled $2.1 billion at June 30, 2021, down slightly compared to the prior quarter. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.72% at June 30, 2021, up one basis point from the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2021, unchanged from March 31, 2021.

Loans 30-89 days past due and still accruing totaled $1.8 billion at June 30, 2021, up $36 million compared to the prior quarter. The increase was primarily in indirect automobile due to seasonality. The ratio of loans 30-89 days past due and still accruing as a percentage of loans and leases was 0.64% at June 30, 2021, up 3 basis points from the prior quarter.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 10. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 4. Loans and ACL” for additional disclosures related to these potential problem loans.

Table 11: Asset Quality Ratios
As of / For the Three Months Ended	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.64%	0.61%	0.74%	0.70%	0.60%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.72	0.71	0.67	0.39	0.34
NPLs as a percentage of loans and leases HFI	0.37	0.40	0.44	0.37	0.35
NPLs as a percentage of total loans and leases (1)	0.39	0.42	0.44	0.40	0.37
NPAs as a percentage of:
Total assets (1)	0.23	0.25	0.27	0.26	0.25
Loans and leases HFI plus foreclosed property	0.39	0.42	0.46	0.39	0.37
Net charge-offs as a percentage of average loans and leases HFI	0.20	0.33	0.27	0.42	0.39
ALLL as a percentage of loans and leases HFI	1.79	1.94	1.95	1.91	1.81
Ratio of ALLL to:
Net charge-offs	8.98x	5.87x	7.15x	4.52x	4.49x
NPLs	4.83x	4.84x	4.39x	5.22x	5.24x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding PPP and other government guaranteed (2)	0.04%	0.04%	0.04%	0.03%	0.04%
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

54 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 12: Rollforward of NPAs
(Dollars in millions)	2021	2020
Balance, January 1	$1,387	$684
New NPAs (1)	1,015	1,710
Advances and principal increases	227	172
Disposals of foreclosed assets (2)	(220)	(248)
Disposals of NPLs (3)	(141)	(269)
Charge-offs and losses	(181)	(322)
Payments	(564)	(318)
Transfers to performing status	(309)	(177)
Other, net	(22)	20
Ending balance, June 30	$1,192	$1,252
(1)For 2020, includes approximately $500 million of loans previously classified as PCI that would have otherwise been nonperforming as of December 31, 2019.
(2)Includes charge-offs and losses recorded upon sale of $70 million and $73 million for the six months ended June 30, 2021 and 2020, respectively.
(3)Includes charge-offs and losses recorded upon sale of $5 million and $54 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following table provides a summary of performing TDR activity:

Table 13: Rollforward of Performing TDRs
(Dollars in millions)	2021	2020
Balance, January 1	$1,361	$980
Inflows	411	340
Payments and payoffs (1)	(160)	(64)
Charge-offs	(21)	(27)
Transfers to nonperforming TDRs (2)	(31)	(28)
Removal due to the passage of time	(9)	(6)
Non-concessionary re-modifications	(13)	(1)
Transferred to LHFS, sold and other	(37)	(87)
Balance, June 30	$1,501	$1,107
(1)Includes scheduled principal payments, prepayments, and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.
Truist Financial Corporation 55

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2021:

Table 14: Payment Status of TDRs (1)
June 30, 2021 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$144	100.0%	$—	—%	$—	—%	$144
CRE	24	100.0	—	—	—	—	24
Lease financing	58	100.0	—	—	—	—	58
Consumer:
Residential mortgage	475	65.3	95	13.1	157	21.6	727
Residential home equity and direct	101	94.4	6	5.6	—	—	107
Indirect auto	333	85.6	56	14.4	—	—	389
Indirect other	6	85.7	1	14.3	—	—	7
Student	13	100.0	—	—	—	—	13
Credit card	29	90.6	2	6.3	1	3.1	32
Total performing TDRs	1,183	78.8	160	10.7	158	10.5	1,501
Nonperforming TDRs	89	46.9	16	8.4	85	44.7	190
Total TDRs	$1,272	75.2	$176	10.4	$243	14.4	$1,691
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

56 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 15: Activity in ACL
	For the Three Months Ended					For the Six Months Ended
(Dollars in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	2021	2020
Balance, beginning of period	$6,011	$6,199	$6,229	$6,133	$5,611	$6,199	$1,889
CECL adoption - impact to retained earnings before tax	—	—	—	—	—	—	2,762
CECL adoption - reserves on PCD assets	—	—	—	—	—	—	378
Provision for credit losses	(434)	48	177	421	844	(386)	1,737
Charge-offs:
Commercial and industrial	(51)	(73)	(84)	(112)	(123)	(124)	(162)
CRE	—	(4)	(19)	(44)	(14)	(4)	(15)
Commercial construction	—	(2)	(8)	(19)	—	(2)	(3)
Lease financing	(2)	(6)	(4)	(44)	(4)	(8)	(6)
Residential mortgage	(4)	(11)	(6)	(4)	(35)	(15)	(46)
Residential home equity and direct	(57)	(55)	(46)	(52)	(65)	(112)	(133)
Indirect auto	(69)	(105)	(84)	(72)	(80)	(174)	(222)
Indirect other	(11)	(17)	(14)	(8)	(20)	(28)	(38)
Student	(3)	(3)	(3)	(6)	(6)	(6)	(14)
Credit card	(42)	(40)	(35)	(44)	(50)	(82)	(103)
Total charge-offs	(239)	(316)	(303)	(405)	(397)	(555)	(742)
Recoveries:
Commercial and industrial	20	19	34	20	21	39	38
CRE	4	1	1	—	4	5	4
Commercial construction	1	1	1	2	7	2	8
Lease financing	3	—	—	4	—	3	—
Residential mortgage	5	2	3	3	2	7	4
Residential home equity and direct	20	18	20	16	15	38	30
Indirect auto	27	22	24	22	18	49	41
Indirect other	7	6	5	4	7	13	14
Student	—	—	—	—	1	—	1
Credit card	10	9	10	8	6	19	14
Total recoveries	97	78	98	79	81	175	154
Net charge-offs	(142)	(238)	(205)	(326)	(316)	(380)	(588)
Other	1	2	(2)	1	(6)	3	(45)
Balance, end of period	$5,436	$6,011	$6,199	$6,229	$6,133	$5,436	$6,133
ALLL (excluding PCD loans)	$4,979	$5,506	$5,668	$5,675	$5,408
ALLL for PCD loans	142	156	167	188	294
RUFC	315	349	364	366	431
Total ACL	$5,436	$6,011	$6,199	$6,229	$6,133

Net charge-offs during the second quarter totaled $142 million, down $96 million compared to the prior quarter. The net charge-off ratio was 0.20%, down 13 basis points compared to the prior quarter. The decrease in net charge-offs was primarily due to lower losses in the indirect auto and commercial portfolios combined with higher recoveries.

At June 30, 2021, the allowance for credit losses was $5.4 billion and includes $5.1 billion for the allowance for loan and lease losses and $315 million for the reserve for unfunded commitments. The allowance for loan and lease loss ratio was 1.79% compared to 1.94% at March 31, 2021. The allowance for loan and lease losses covered nonperforming loans and leases held for investment 4.83X compared to 4.84X at March 31, 2021. At June 30, 2021, the allowance for loan and lease losses was 8.98X annualized net charge-offs, compared to 5.87X at March 31, 2021.
Truist Financial Corporation 57

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 16: Allocation of ALLL by Category
	June 30, 2021			December 31, 2020
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,757	34.3%	45.6%	$2,156	37.0%	46.2%
CRE	440	8.6	8.9	573	9.8	8.9
Commercial construction	69	1.3	2.2	81	1.4	2.2
Lease financing	47	0.9	1.7	48	0.8	1.7
Residential mortgage	321	6.3	15.4	368	6.3	15.8
Residential home equity and direct	694	13.6	8.8	714	12.2	8.7
Indirect auto	1,116	21.8	9.3	1,198	20.5	8.7
Indirect other	181	3.5	3.9	208	3.6	3.7
Student	129	2.5	2.6	130	2.2	2.5
Credit card	367	7.2	1.6	359	6.2	1.6
Total ALLL	5,121	100.0%	100.0%	5,835	100.0%	100.0%
RUFC	315			364
Total ACL	$5,436			$6,199

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of June 30, 2021, Truist held or serviced the first lien on 30% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 17: Other Assets as of Period End
(Dollars in millions)	June 30, 2021	December 31, 2020
Bank-owned life insurance	$6,494	$6,479
Tax credit and other private equity investments	5,854	5,685
Prepaid pension assets	4,837	4,358
Derivative assets	3,188	3,837
Accrued income	1,874	1,934
Accounts receivable	2,809	1,833
Leased assets and related assets	1,560	1,810
ROU assets	1,233	1,333
Prepaid expenses	1,120	1,247
Equity securities at fair value	912	1,054
Structured real estate	536	390
FHLB stock	91	164
Other	491	549
Total other assets	$30,999	$30,673

58 Truist Financial Corporation

Funding Activities

Deposits

The following table presents average deposits:

Table 18: Average Deposits
Three Months Ended (Dollars in millions)	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Noninterest-bearing deposits	$137,892	$128,579	$127,103	$123,966	$113,875
Interest checking	106,121	104,744	99,866	96,707	97,863
Money market and savings	134,029	129,303	124,692	123,598	126,071
Time deposits	18,213	20,559	23,605	27,940	33,009
Total average deposits	$396,255	$383,185	$375,266	$372,211	$370,818

Average deposits for the second quarter of 2021 were $396.3 billion, an increase of $13.1 billion, or 3.4%, compared to the linked quarter. Average noninterest bearing deposits grew 7.2% compared to the prior quarter and represented 35% of total deposits for the second quarter of 2021, compared to 34% for the prior quarter. Average money market and savings and interest checking grew 3.7% and 1.3%, respectively, compared to the linked quarter.

Average time deposits decreased primarily due to the maturity of wholesale negotiable certificates of deposit and higher-cost personal accounts.

Borrowings

At June 30, 2021, short-term borrowings totaled $5.7 billion, a decrease of $440 million compared to December 31, 2020, due primarily to a decrease of $1.5 billion in short-term FHLB advances, partially offset by an increase of $1.0 billion in securities sold under agreements to repurchase.

Average short-term borrowings were $6.2 billion or 1.4% of total funding for the second quarter of 2021, as compared to $9.0 billion or 2.1% for the prior year. Average short-term borrowings decreased as a percentage of funding sources due to strong deposit growth. Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $38.0 billion at June 30, 2021, a decrease of $1.6 billion compared to December 31, 2020. During 2021, the Company had $4.5 billion of senior long term debt maturities and redemptions, partially offset by issuances of $2.3 billion of fixed rate senior notes with an interest rate of 1.27% to 1.89% maturing between 2027 to 2029 and issuances of $1.0 billion in variable rate senior notes maturing in 2025. FHLB advances represented 2.3% of total outstanding long-term debt at June 30, 2021, compared to 2.2% at December 31, 2020. The average cost of long-term debt was 1.58% for the six months ended June 30, 2021, down 32 basis points compared to the same period in 2020.

On August 2, 2021, Truist redeemed $500 million of fixed rate senior notes due in August 2022 and $300 million in floating rate senior notes due in August 2022. In July 2021, Truist announced plans to redeem $500 million of fixed rate senior notes on August 3, 2021 due in September 2021.

Shareholders’ Equity

Total shareholders’ equity was $68.3 billion at June 30, 2021, a decrease of $2.6 billion from December 31, 2020. This decrease includes a decrease of $1.8 billion in AOCI, redemptions of $1.4 billion in preferred stock for Series F, G, and H, $1.4 billion in dividends, and $1.1 billion in repurchases of common stock, partially offset by $3.1 billion in net income available. Truist’s book value per common share at June 30, 2021 was $46.20, compared to $46.52 at December 31, 2020.

Refer to “Note 9. Shareholders’ Equity” for additional disclosures related to preferred stock redemptions.

Effective July 1, 2021, the Board of Directors increased the previous repurchase authority of the Company’s common stock, of which the Company has $3.1 billion remaining. The amount of share repurchases is dependent on capital deployment through organic growth and acquisitions, giving consideration to economic and regulatory conditions.
Truist Financial Corporation 59

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

Effective management of market risk is essential to achieving Truist’s strategic financial objectives. Truist’s most significant market risk exposure is to interest rate risk in its balance sheet; however, market risk also results from underlying product liquidity risk, price risk, and volatility risk in Truist’s business units. Interest rate risk results from differences between the timing of rate changes and the timing of cash flows associated with assets and liabilities (re-pricing risk); from changing rate relationships among different yield curves affecting bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options inherently embedded in bank products (options risk).

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

60 Truist Financial Corporation

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

Table 19: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Up 100	4.25%	4.25%	3.93%	2.39%
Up 50	3.75	3.75	3.07	1.84
No Change	3.25	3.25	—	—
Down 25 (1)	3.00	3.00	(1.47)	(1.24)
Down 50 (1)	2.75	2.75	(1.93)	(1.44)
(1)The Down 25 and 50 rates are floored at one basis point and may not reflect Down 25 and 50 basis points for all rate indices.

Rate sensitivity increased compared to the prior periods, primarily driven by hedging changes.

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

Table 20: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at June 30, 2021 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	3.93%	3.08%	2.23%
Up 50	3.07	2.45	1.83
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2021 as presented in the preceding table.

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

Truist Financial Corporation 61

The following table shows the effect that the indicated changes in interest rates would have on EVE:

Table 21: EVE Simulation Analysis
Change in Interest Rates (bps)	Hypothetical Percentage Change in EVE
	Jun 30, 2021	Jun 30, 2020
Up 100	(3.0)%	6.6%
No Change	—	—
Down 100	(3.6)	(7.3)

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist’s hedges a portion of its AFS securities to reduce mark-to-market volatility within AOCI and also to increase its overall asset sensitivity position. As of June 30, 2021, the Company had $20.4 billion of pay-fixed swaps associated with this hedging program that are accounted for as fair value hedges. In the second quarter of 2021, this hedging program reduced net interest income by $15 million. Truist also uses derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of June 30, 2021, Truist had derivative financial instruments outstanding with notional amounts totaling $315.9 billion, with an associated net fair value of $2.6 billion. See “Note 15. Derivative Financial Instruments” for additional disclosures.

LIBOR in its current form will no longer be available after 2021. For most tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023. Tenors used infrequently by Truist, including one week and two month U.S. dollar LIBOR and all non-U.S. dollar LIBOR, will cease publication at December 31, 2021, based on this guidance. Truist has U.S. dollar LIBOR-based contracts that extend beyond June 30, 2023. In accordance with regulatory guidance, production of new U.S. dollar LIBOR contracts will cease before the end of 2021. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to a new index. The project team provides updates to Executive Leadership and the Board.

Contract fallback language for existing loans and leases is under review and certain contracts will need updated provisions for the transition. The Company has plans for impacted lines of business to remediate these contracts, train impacted teammates, and provide timely notice to impacted clients. Current fallback language used for new, renewed, and modified contracts is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language, where appropriate. Truist continues to manage the impact of these contracts and other financial instruments, systems implications, hedging strategies, and related operational and market risks on established project plans for business and operational readiness for the transition. Market risks associated with this change are dependent on the alternative reference rates available and market conditions at transition. In 2020, Truist began offering SOFR-based lending solutions to wholesale and consumer clients and entered into SOFR-based derivative contracts. The Company has actively been using SOFR as a reference rate in various loan contracts and has originated more than $1 billion of loans as of June 30, 2021 using this alternative reference rate. Truist expects SOFR to become a more commonly-used pricing benchmark across the industry and will offer additional SOFR based products during 2021. Other alternative reference rates, such as emerging credit sensitive rates, will be evaluated as additional alternatives for LIBOR. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors” in the Form 10-K for the year ended December 31, 2020.

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

62 Truist Financial Corporation

Valuation policies and methodologies exist for all trading positions. Additionally, these positions are subject to independent price verification. See “Note 15. Derivative Financial Instruments,” “Note 14. Fair Value Disclosures,” and “Critical Accounting Policies” herein for discussion of valuation policies and methodologies.

Securitizations

As of June 30, 2021, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $23 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of June 30, 2021.

VaR-Based Measures

VaR measures the potential loss of a given position or portfolio of positions at a specified confidence level and time horizon. Truist utilizes a historical VaR methodology to measure and aggregate risks across its covered trading positions. For risk management purposes, the VaR calculation is based on a historical simulation approach and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. For Market Risk Rule purposes, the Company calculates VaR using a 10-day holding period and a 99% confidence level. Due to inherent limitations of the VaR methodology, such as the assumption that past market behavior is indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to actively manage market risk include stress testing, scenario analysis, and stop loss limits.

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and six months ended June 30, 2021 and 2020. In the second quarter of 2021, one and ten day VaR measures declined from the prior quarter and the same period of last year as heightened market volatility experienced during March 2020 aged out of the 12-month VaR look-back window.

Table 22: VaR-based Measures
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$8	$3	$65	$9	$68	$16	$65	$10
Average	5	2	29	6	22	6	20	4
Minimum	4	1	13	3	3	1	3	1
Period-end	6	2	17	3	6	2	17	3
VaR by Risk Class:
Interest Rate Risk		1		3		1		3
Credit Spread Risk		3		4		3		4
Equity Price Risk		1		1		1		1
Foreign Exchange Risk		—		—		—		—
Portfolio Diversification		(4)		(6)		(4)		(6)
Period-end		2		3		2		3

Truist Financial Corporation 63

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

Table 23: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Maximum	$91	$65	$91	$65
Average	60	29	57	31
Minimum	43	13	26	13
Period-end	49	17	49	17

Compared to the prior year periods, stressed VaR measures increased in the second quarter of 2021 primarily due to the normalization of market making inventory levels this year compared to the same periods of 2020 when inventory levels were lower due to the market volatility.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended June 30, 2021. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
64 Truist Financial Corporation

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

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To ensure a strong liquidity position and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities. As of June 30, 2021 and December 31, 2020, Truist’s liquid asset buffer, as a percent of total assets, was 24.7% and 20.2%, respectively.

The LCR rule directs large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, as defined under the LCR rule. As of January 1, 2020, Truist is subject to the Category III reduced LCR requirements. Truist’s average LCR was 113% for the three months ended June 30, 2021, well above the regulatory minimum of 100%.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Truist Bank’s credit quality, liquidity, capital, and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. During 2021, Fitch Ratings, S&P Global Ratings, DBRS Morningstar, and Moody’s Investors Service all affirmed their ratings and provided updates to their rating outlooks for the Company and the Bank as further detailed below.

On May 7, 2021, Fitch Ratings affirmed the ratings of the Parent Company and Truist Bank, and revised the rating outlook to “stable” from “negative.” The revision to the rating outlook reflects the rating agency’s view that the Company’s diverse business model and strategy execution will drive stable earnings performance that supports its credit ratings. The revised rating outlook also reflects increased confidence in a U.S. economic recovery, which reduces the likelihood of the downside scenario that was contemplated when Fitch Ratings revised the ratings outlook to “negative” in April 2020.

On May 24, 2021, S&P Global Ratings affirmed the ratings of the Parent Company and Truist Bank, and revised the rating outlook to “positive” from “stable”, citing the stabilization in U.S. economic trends and the easing industry risk in the U.S. banking system. The rating agency also noted that the positive outlook reflects the view that, as a merged entity, Truist’s better geographic diversity, increased market position, improved earnings power, and higher technology spending provide a sustainable competitive advantage, and that the financial and credit positives of the merged entity could outweigh the operational risks of integrating two large regional banks.

On June 10, 2021, DBRS Morningstar confirmed the ratings of the Parent Company and Truist Bank and revised the trend for all ratings to “positive” from “stable,” citing substantial progress to date with the Merger integration and the rating agency’s view that the impact of the economic fallout from the coronavirus pandemic on Truist’s asset quality and capital will continue to be manageable.

Truist Financial Corporation 65

On July 12, 2021, Moody’s Investors Service upgraded Truist Bank’s long-term subordinated debt rating to A2 from A3, and downgraded Truist Bank’s long-term bank deposit rating to Aa3 from Aa2. The rating actions were driven by revisions to the rating agency’s advanced loss given failure analysis within its updated methodology published on July 9, 2021.

See the “Liquidity” section of MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding credit ratings.
Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, and payments on long-term debt.

See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2021 and December 31, 2020, the Parent Company had 39 months and 43 months, respectively, of cash on hand to satisfy projected cash outflows, and 20 months and 22 months, respectively, when including the payment of common stock dividends.

Truist Bank

Truist carefully manages liquidity risk at Truist Bank. Truist Bank’s primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources including FHLB advances, repurchase agreements, and the FRB discount window. At June 30, 2021, Truist Bank had $212.1 billion of available secured borrowing capacity, which represents approximately 9.8 times the amount of wholesale funding maturities in one-year or less. In addition to secured borrowing sources, Truist had excess eligible cash at the Federal Reserve Bank of $21.3 billion at June 30, 2021.

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

66 Truist Financial Corporation

Truist regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s overriding policy is to maintain capital at levels that are in excess of internal capital targets, which are above the regulatory “well capitalized” minimums. Management evaluates whether capital ratios calculated after the effect of alternative capital actions are likely to remain above minimums specified by the FRB for the annual CCAR process. Breaches of minimum targets prompt a review of the planned capital actions included in Truist’s capital plan.

Table 24: Capital Requirements
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer (1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.2%
Tier 1 capital	6.0	6.0%	8.0	8.7
Total capital	8.0	10.0	10.0	10.7
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB of 2.7% applicable to Truist until September 30, 2021.

Truist completed the 2021 CCAR process and received the preliminary SCB of 2.5% for the period October 1, 2021 to September 30, 2022. In July 2021, the Board of Directors approved an increase in the quarterly dividend of 7% to $0.48 beginning in the third quarter of 2021. Truist plans to target a CET1 ratio of approximately 9.75% over the near-term, and accordingly, the Company expects to be able to, with appropriate approvals from its Board of Directors, deploy approximately $4 billion to $5 billion of capital (either in the form of share repurchases or acquisitions) over the next 5 quarters (3Q21-3Q22). Effective July 1, 2021, the Board of Directors increased the previous repurchase authority of the Company’s common stock, of which the Company has $3.1 billion remaining. The amount of share repurchases is dependent on capital deployment through organic growth, earnings, and acquisitions, giving consideration to 9.75% CET1 target. Additionally, on July 1, 2021, Truist acquired Constellation Affiliated Partners, which resulted in approximately $900 million of goodwill and identifiable intangible assets, reducing the amount of capital deployment available for share repurchases or acquisitions to approximately $3 billion to $4 billion through 3Q22.

Truist’s capital ratios are presented in the following table:

Table 25: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2021	Dec 31, 2020
Risk-based:
CET1 capital to risk-weighted assets	10.2%	10.0%
Tier 1 capital to risk-weighted assets	12.0	12.1
Total capital to risk-weighted assets	14.2	14.5
Leverage ratio	9.1	9.6
Supplementary leverage ratio	7.9	8.7
Non-GAAP capital measure (1):
Tangible common equity per common share	$26.50	$26.78
Calculation of tangible common equity (1):
Total shareholders’ equity	$68,336	$70,912
Less:
Preferred stock	6,673	8,048
Noncontrolling interests	—	105
Goodwill and intangible assets, net of deferred taxes	26,296	26,629
Tangible common equity	$35,367	$36,130
Risk-weighted assets	$379,044	$379,153
Common shares outstanding at end of period	1,334,770	1,348,961
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

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. For the six months ended June 30, 2021,Truist paid $1.2 billion in common stock dividends or $0.90 per share, and completed $1.1 billion in common share repurchases. The dividend and total payout ratios for the six months ended June 30, 2021 were 42% and 80%, respectively. Truist also redeemed $1.4 billion of preferred stock to optimize the Company’s capital position.

Truist Financial Corporation 67

Share Repurchase Activity

Table 26: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (3)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
April 2021	4,715	$57.74	4,715	$1,222
May 2021	5,569	60.64	5,569	884
June 2021	—	—	—	884
Total	10,284	59.31	10,284
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Pursuant to the 2020 Repurchase Plan, announced in December 2020, authorizing up to $2.0 billion of share repurchases beginning in the first quarter of 2021. In June 2021, the Board of Directors increased, effective July 1, 2021, the previous repurchase authority to effectuate repurchases up to an additional $2.2 billion in shares of the Company’s common stock through September 30, 2022 (up to $4.2 billion in aggregate amount). With the additional authorization, the Company has $3.1 billion remaining for share repurchases.

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations, and related disclosures. The more critical policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, income taxes, and benefit obligations associated with pension and postretirement benefit plans. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2020. Additional disclosures regarding the effects of new accounting pronouncements are included in the “Note 1. Basis of Presentation” in this report. Except for the item noted below, there have been no other changes to the significant accounting policies during 2021.

Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2020 quantitative impairment test, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2021, and therefore no triggering event occurred that required a quantitative goodwill impairment test. If economic conditions deteriorate, or the COVID-19 pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of Truist’s reporting units falls below its respective carrying amount, which would require a quantitative goodwill impairment test.

68 Truist Financial Corporation

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s CEO and CFO, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Truist Financial Corporation 69

ITEM 6. EXHIBITS

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

70 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	August 6, 2021	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2021	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 71