Form 10-Q
period 2021-09-30
TRUIST FINANCIAL CORP
filed 2021-11-02
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021
Commission File Number: 1-10853
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
At September 30, 2021, 1,334,891,526 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below), formerly BB&T Corporation
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
EPS	Earnings per common share
EVE	Economic value of equity
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
IH	Insurance Holdings, an operating segment
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRM	Model Risk Management
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
Truist Financial Corporation 1

Term	Definition
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
PPP	Paycheck Protection Program, established by the CARES Act
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above), formerly BB&T Corporation
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

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
•the COVID-19 pandemic disrupted the global economy and adversely impacted Truist’s financial condition and results of operations, including through increased expenses, reduced fee income and net interest margin, and increases in the allowance for credit losses; the resurgence of the pandemic in recent months could reintroduce or prolong these negative impacts and also adversely affect Truist’s capital and liquidity position or cost of capital, impair the ability of borrowers to repay outstanding loans, cause an outflow of deposits, and impair goodwill or other assets;
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
•security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s teammates and clients, malware intrusion, data corruption attempts, system breaches, cyber attacks, identity theft, ransomware attacks, and physical security risks, such as natural disasters, environmental conditions, and intentional acts of destruction, could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure; and
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism and pandemics), and the effects of climate change, including physical risks, such as more frequent and intense weather events, and risks related to the transition to a lower carbon economy, such as regulatory or technological changes or shifts in market dynamics or consumer preferences, could have an adverse effect on Truist’s financial condition and results of operations, lead to material disruption of Truist’s operations or the ability or willingness of clients to access Truist’s products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by applicable law or regulation, Truist undertakes no obligation to revise or update any forward-looking statements.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$4,656	$5,029
Interest-bearing deposits with banks	15,171	13,839
Securities borrowed or purchased under resale agreements	1,919	1,745
Trading assets at fair value	6,972	3,872
AFS securities at fair value	151,038	120,788
LHFS (including $4,799 and $4,955 at fair value, respectively)	5,133	6,059
Loans and leases	285,522	299,734
ALLL	(4,702)	(5,835)
Loans and leases, net of ALLL	280,820	293,899
Premises and equipment	3,719	3,870
Goodwill	24,891	24,447
CDI and other intangible assets	2,930	2,984
MSRs at fair value	2,584	2,023
Other assets (including $4,002 and $4,891 at fair value, respectively)	30,051	30,673
Total assets	$529,884	$509,228
Liabilities
Noninterest-bearing deposits	$143,595	$127,629
Interest-bearing deposits	262,262	253,448
Short-term borrowings (including $1,735 and $1,115 at fair value, respectively)	5,226	6,092
Long-term debt	37,837	39,597
Other liabilities (including $601 and $555 at fair value, respectively)	12,064	11,550
Total liabilities	460,984	438,316
Shareholders’ Equity
Preferred stock	6,673	8,048
Common stock, $5 par value	6,674	6,745
Additional paid-in capital	34,977	35,843
Retained earnings	22,114	19,455
AOCI, net of deferred income taxes	(1,538)	716
Noncontrolling interests	—	105
Total shareholders’ equity	68,900	70,912
Total liabilities and shareholders’ equity	$529,884	$509,228
Common shares outstanding	1,334,892	1,348,961
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	280
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans and leases	$2,825	$3,174	$8,728	$10,327
Interest on securities	548	393	1,488	1,331
Interest on other earning assets	53	56	147	279
Total interest income	3,426	3,623	10,363	11,937
Interest Expense
Interest on deposits	33	96	116	718
Interest on long-term debt	151	152	446	635
Interest on other borrowings	9	13	38	124
Total interest expense	193	261	600	1,477
Net Interest Income	3,233	3,362	9,763	10,460
Provision for credit losses	(324)	421	(710)	2,158
Net Interest Income After Provision for Credit Losses	3,557	2,941	10,473	8,302
Noninterest Income
Insurance income	645	518	1,961	1,648
Wealth management income	356	324	1,042	945
Service charges on deposits	276	247	787	754
Residential mortgage income	179	221	396	807
Investment banking and trading income	301	244	958	636
Card and payment related fees	225	200	650	558
Lending related fees	74	77	268	210
Operating lease income	57	72	191	232
Commercial real estate related income	78	55	259	148
Income from bank-owned life insurance	43	46	139	135
Securities gains (losses)	—	104	—	402
Other income	131	102	316	119
Total noninterest income	2,365	2,210	6,967	6,594
Noninterest Expense
Personnel expense	2,187	2,058	6,536	6,038
Professional fees and outside processing	372	323	1,063	859
Net occupancy expense	187	233	578	697
Software expense	251	221	707	647
Amortization of intangibles	145	170	431	513
Equipment expense	154	127	389	363
Marketing and customer development	94	75	226	215
Operating lease depreciation	47	56	144	204
Loan-related expense	52	59	161	177
Regulatory costs	43	34	99	93
Merger-related and restructuring charges	172	236	610	552
Loss (gain) on early extinguishment of debt	—	—	(3)	235
Other expense	91	163	475	471
Total noninterest expense	3,795	3,755	11,416	11,064
Earnings
Income before income taxes	2,127	1,396	6,024	3,832
Provision for income taxes	423	255	1,189	670
Net income	1,704	1,141	4,835	3,162
Noncontrolling interests	—	3	(3)	9
Net income available to the bank holding company	1,704	1,138	4,838	3,153
Preferred stock dividends and other	88	70	329	197
Net income available to common shareholders	$1,616	$1,068	$4,509	$2,956
Basic EPS	$1.21	$0.79	$3.37	$2.20
Diluted EPS	1.20	0.79	3.34	2.18
Basic weighted average shares outstanding	1,334,825	1,347,916	1,339,558	1,346,605
Diluted weighted average shares outstanding	1,346,854	1,358,122	1,351,712	1,357,174

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,704	$1,141	$4,835	$3,162
OCI, net of tax:
Net change in net pension and postretirement costs	(55)	(11)	(22)	18
Net change in cash flow hedges	5	8	51	30
Net change in AFS securities	(438)	(375)	(2,283)	1,267
Other, net	(2)	1	—	(1)
Total OCI, net of tax	(490)	(377)	(2,254)	1,314
Total comprehensive income	$1,214	$764	$2,581	$4,476
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(13)	$(4)	$(3)	$5
Net change in cash flow hedges	2	2	16	9
Net change in AFS securities	(133)	(114)	(701)	389
Total income taxes related to OCI	$(144)	$(116)	$(688)	$403

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, July 1, 2020	1,347,609	$7,143	$6,738	$35,676	$18,373	$847	$106	$68,883
Net income	—	—	—	—	1,138	—	3	1,141
OCI	—	—	—	—	—	(377)	—	(377)
Issued in connection with equity awards, net	509	—	3	(6)	—	—	—	(3)
Issued in connection with preferred stock offerings	—	905	—	—	—	—	—	905
Cash dividends declared on common stock	—	—	—	—	(607)	—	—	(607)
Cash dividends declared on preferred stock	—	—	—	—	(70)	—	—	(70)
Equity-based compensation expense	—	—	—	104	—	—	—	104
Other, net	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2020	1,348,118	$8,048	$6,741	$35,774	$18,834	$470	$106	$69,973
Balance, July 1, 2021	1,334,770	$6,673	$6,674	$34,898	$21,139	$(1,048)	$—	$68,336
Net income	—	—	—	—	1,704	—	—	1,704
OCI	—	—	—	—	—	(490)	—	(490)
Issued in connection with equity awards, net	122	—	—	(4)	(1)	—	—	(5)
Cash dividends declared on common stock	—	—	—	—	(640)	—	—	(640)
Cash dividends declared on preferred stock	—	—	—	—	(88)	—	—	(88)
Equity-based compensation expense	—	—	—	83	—	—	—	83
Balance, September 30, 2021	1,334,892	$6,673	$6,674	$34,977	$22,114	$(1,538)	$—	$68,900
Balance, January 1, 2020	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Net income	—	—	—	—	3,153	—	9	3,162
OCI	—	—	—	—	—	1,314	—	1,314
Issued in connection with equity awards, net	5,952	—	30	(115)	(2)	—	—	(87)
Issued in connection with preferred stock offerings	—	3,449	—	—	—	—	—	3,449
Redemption of preferred stock	—	(503)	—	—	3	—	—	(500)
Cash dividends declared on common stock	—	—	—	—	(1,817)	—	—	(1,817)
Cash dividends declared on preferred stock	—	—	—	—	(200)	—	—	(200)
Equity-based compensation expense	—	—	—	280	—	—	—	280
Cumulative effect adjustment for new accounting standards	—	—	—	—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(77)	(77)
Balance, September 30, 2020	1,348,118	$8,048	$6,741	$35,774	$18,834	$470	$106	$69,973
Balance, January 1, 2021	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	4,838	—	(3)	4,835
OCI	—	—	—	—	—	(2,254)	—	(2,254)
Issued in connection with equity awards, net	5,719	—	28	(118)	(3)	—	—	(93)
Repurchase of common stock	(19,788)	—	(99)	(1,017)	—	—	—	(1,116)
Redemption of preferred stock	—	(1,375)	—	—	(40)	—	—	(1,415)
Cash dividends declared on common stock	—	—	—	—	(1,847)	—	—	(1,847)
Cash dividends declared on preferred stock	—	—	—	—	(289)	—	—	(289)
Equity-based compensation expense	—	—	—	269	—	—	—	269
Other, net	—	—	—	—	—	—	(102)	(102)
Balance, September 30, 2021	1,334,892	$6,673	$6,674	$34,977	$22,114	$(1,538)	$—	$68,900

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Nine Months Ended September 30, (Dollars in millions)	2021	2020
Cash Flows From Operating Activities:
Net income	$4,835	$3,162
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	(710)	2,158
Depreciation	610	694
Amortization of intangibles	431	513
Equity-based compensation expense	269	280
Securities (gains) losses	—	(402)
Net change in operating assets and liabilities:
LHFS	156	1,144
MSRs	(206)	639
Pension asset	(456)	(417)
Derivative assets and liabilities	905	(3,064)
Trading assets	(3,100)	1,063
Other assets and other liabilities	896	(299)
Other, net	(545)	(442)
Net cash from operating activities	3,085	5,029
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	137	5,219
Proceeds from maturities, calls and paydowns of AFS securities	25,424	14,917
Purchases of AFS securities	(59,578)	(28,242)
Originations and purchases of loans and leases, net of sales and principal collected	14,503	(4,328)
Net cash received (paid) for FHLB stock	116	599
Net cash paid for premises and equipment	(314)	(716)
Net cash received (paid) for mergers, acquisitions and divestitures	390	(1,811)
Other, net	(600)	275
Net cash from investing activities	(19,922)	(14,087)
Cash Flows From Financing Activities:
Net change in deposits	24,790	38,263
Net change in short-term borrowings	(866)	(11,972)
Proceeds from issuance of long-term debt	4,626	26,570
Repayment of long-term debt	(5,873)	(27,667)
Repurchase of common stock	(1,116)	—
Net proceeds from preferred stock issued	—	3,449
Redemption of preferred stock	(1,415)	(500)
Cash dividends paid on common stock	(1,847)	(1,817)
Cash dividends paid on preferred stock	(289)	(200)
Net cash received (paid) for hedge unwinds	—	1,111
Other, net	(214)	(136)
Net cash from financing activities	17,796	27,101
Net Change in Cash and Cash Equivalents	959	18,043
Cash and Cash Equivalents, January 1	18,868	19,065
Cash and Cash Equivalents, September 30	$19,827	$37,108
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$655	$1,555
Income taxes	745	94

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

NOTE 2. Business Combinations

On July 1, 2021, Truist acquired Constellation Affiliated Partners, which resulted in approximately $543 million of goodwill and $418 million of identifiable intangible assets in the IH segment. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The intangible assets are being amortized on an accelerated basis over a term of 15.0 years based upon the estimated economic benefits received. Goodwill of $456 million and identifiable intangible assets of $277 million are deductible for tax purposes.

On August 10, 2021, Truist announced it will acquire Service Finance, LLC for $2.0 billion in cash consideration, which is expected to close in the fourth quarter of 2021.

Truist Financial Corporation 9

NOTE 3. Securities Financing Activities

Securities purchased under resale agreements are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently sold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At September 30, 2021 and December 31, 2020, the total market value of collateral held was $1.9 billion and $1.7 billion, of which $188 million and $27 million was repledged, respectively. The following table presents securities borrowed or purchased under resale agreements:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Securities purchased under resale agreements	$1,302	$1,158
Securities borrowed	617	587
Total securities borrowed or purchased under resale agreements	$1,919	$1,745

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions. Refer to “Note 14. Commitments and Contingencies” for additional information related to pledged securities. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

	September 30, 2021			December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$1,533	$7	$1,540	$305	$31	$336
GSE	98	32	130	45	9	54
Agency MBS - residential	473	173	646	442	6	448
Corporate and other debt securities	172	112	284	204	179	383
Total securities sold under agreements to repurchase	$2,276	$324	$2,600	$996	$225	$1,221

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS securities:

September 30, 2021 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,700	$18	$21	$9,697
GSE	1,829	47	2	1,874
Agency MBS - residential	133,933	954	1,826	133,061
Agency MBS - commercial	3,083	30	40	3,073
States and political subdivisions	422	38	2	458
Non-agency MBS	2,856	1	11	2,846
Other	29	—	—	29
Total AFS securities	$151,852	$1,088	$1,902	$151,038

December 31, 2020 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$1,721	$25	$—	$1,746
GSE	1,840	77	—	1,917
Agency MBS - residential	111,589	1,975	23	113,541
Agency MBS - commercial	2,987	72	2	3,057
States and political subdivisions	447	47	1	493
Other	34	—	—	34
Total AFS securities	$118,618	$2,196	$26	$120,788

10 Truist Financial Corporation

Certain securities issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at September 30, 2021. The FNMA investments had total amortized cost and fair value of $42.1 billion and $41.7 billion, respectively. The FHLMC investments had total amortized cost and fair value of $44.8 billion and $44.2 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
September 30, 2021 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$276	$8,446	$978	$—	$9,700	$276	$8,441	$980	$—	$9,697
GSE	432	1,237	—	160	1,829	437	1,274	—	163	1,874
Agency MBS - residential	—	1	317	133,615	133,933	—	1	327	132,733	133,061
Agency MBS - commercial	—	1	23	3,059	3,083	—	1	23	3,049	3,073
States and political subdivisions	38	95	118	171	422	39	98	135	186	458
Non-agency MBS	—	—	—	2,856	2,856	—	—	—	2,846	2,846
Other	1	6	—	22	29	1	6	—	22	29
Total AFS securities	$747	$9,786	$1,436	$139,883	$151,852	$753	$9,821	$1,465	$138,999	$151,038

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2021 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$6,247	$21	$—	$—	$6,247	$21
GSE	95	2	—	—	95	2
Agency MBS - residential	95,852	1,812	443	14	96,295	1,826
Agency MBS - commercial	1,943	34	257	6	2,200	40
States and political subdivisions	24	1	22	1	46	2
Non-agency MBS	2,183	11	—	—	2,183	11
Other	22	—	—	—	22	—
Total	$106,366	$1,881	$722	$21	$107,088	$1,902

	Less than 12 months		12 months or more		Total
December 31, 2020 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$17	$—	$—	$—	$17	$—
Agency MBS - residential	4,028	21	203	2	4,231	23
Agency MBS - commercial	463	2	4	—	467	2
States and political subdivisions	20	—	32	1	52	1
Other	6	—	—	—	6	—
Total	$4,534	$23	$239	$3	$4,773	$26

At September 30, 2021 and December 31, 2020, no ACL was established for AFS securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains	$—	$104	$—	$404
Gross realized losses	—	—	—	(2)
Securities gains (losses), net	$—	$104	$—	$402
Truist Financial Corporation 11

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

	Accruing
September 30, 2021 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$128,448	$131	$2	$411	$128,992
CRE	24,285	4	—	20	24,309
Commercial construction	5,680	2	—	7	5,689
Lease financing	4,767	4	16	12	4,799
Consumer:
Residential mortgage	45,038	495	852	306	46,691
Residential home equity and direct	24,988	81	7	146	25,222
Indirect auto	26,189	560	2	172	26,923
Indirect other	11,094	53	2	6	11,155
Student	5,635	456	968	—	7,059
Credit card	4,623	37	23	—	4,683
Total	$280,747	$1,823	$1,872	$1,080	$285,522

	Accruing
December 31, 2020 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$137,726	$83	$13	$532	$138,354
CRE	26,506	14	—	75	26,595
Commercial construction	6,472	5	—	14	6,491
Lease financing	5,206	6	—	28	5,240
Consumer:
Residential mortgage	45,333	782	841	316	47,272
Residential home equity and direct	25,751	98	10	205	26,064
Indirect auto	25,498	495	2	155	26,150
Indirect other	11,102	68	2	5	11,177
Student	5,823	618	1,111	—	7,552
Credit card	4,759	51	29	—	4,839
Total	$294,176	$2,220	$2,008	$1,330	$299,734

12 Truist Financial Corporation

The following table presents the amortized cost basis of loans by origination year and credit quality indicator:

September 30, 2021 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2021	2020	2019	2018	2017	Prior				Total
Commercial:
Commercial and industrial:
Pass	$25,433	$17,587	$14,278	$9,315	$5,670	$10,042	$41,570	$—	$(390)	$123,505
Special mention	186	231	402	253	97	92	973	—	—	2,234
Substandard	302	314	493	213	71	289	1,160	—	—	2,842
Nonperforming	36	26	70	46	18	59	157	—	(1)	411
Total	25,957	18,158	15,243	9,827	5,856	10,482	43,860	—	(391)	128,992
CRE:
Pass	2,825	3,405	5,516	3,794	2,051	2,442	671	—	(61)	20,643
Special mention	57	107	486	317	51	129	—	—	—	1,147
Substandard	305	310	633	551	402	298	—	—	—	2,499
Nonperforming	2	1	—	2	3	12	—	—	—	20
Total	3,189	3,823	6,635	4,664	2,507	2,881	671	—	(61)	24,309
Commercial construction:
Pass	836	1,125	1,676	681	138	99	661	—	7	5,223
Special mention	—	26	140	102	—	—	—	—	—	268
Substandard	6	6	40	74	65	—	—	—	—	191
Nonperforming	—	1	1	—	4	—	—	—	1	7
Total	842	1,158	1,857	857	207	99	661	—	8	5,689
Lease financing:
Pass	970	1,232	811	525	528	707	—	—	(62)	4,711
Special mention	1	—	—	—	3	2	—	—	—	6
Substandard	—	1	29	2	2	36	—	—	—	70
Nonperforming	—	2	3	4	—	2	—	—	1	12
Total	971	1,235	843	531	533	747	—	—	(61)	4,799
Consumer:
Residential mortgage:
Performing	12,741	7,355	4,360	2,237	2,719	16,872	—	—	101	46,385
Nonperforming	—	3	22	27	22	232	—	—	—	306
Total	12,741	7,358	4,382	2,264	2,741	17,104	—	—	101	46,691
Residential home equity and direct:
Performing	4,061	3,028	2,015	829	241	482	10,946	3,405	69	25,076
Nonperforming	1	3	4	2	1	7	50	78	—	146
Total	4,062	3,031	2,019	831	242	489	10,996	3,483	69	25,222
Indirect auto:
Performing	8,950	7,705	5,106	2,612	1,426	778	—	—	174	26,751
Nonperforming	9	37	54	38	21	18	—	—	(5)	172
Total	8,959	7,742	5,160	2,650	1,447	796	—	—	169	26,923
Indirect other:
Performing	3,747	3,083	1,901	1,086	527	779	—	—	26	11,149
Nonperforming	—	3	2	—	—	1	—	—	—	6
Total	3,747	3,086	1,903	1,086	527	780	—	—	26	11,155
Student	—	22	94	79	66	6,765	—	—	33	7,059
Credit card	—	—	—	—	—	—	4,653	30	—	4,683
Total	$60,468	$45,613	$38,136	$22,789	$14,126	$40,143	$60,841	$3,513	$(107)	$285,522

Truist Financial Corporation 13

December 31, 2020 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2020	2019	2018	2017	2016	Prior				Total
Commercial:
Commercial and industrial:
Pass	$34,858	$18,881	$13,312	$7,713	$5,174	$8,888	$42,780	$231	$(579)	$131,258
Special mention	471	434	343	98	120	157	1,808	5	(1)	3,435
Substandard	461	445	339	121	144	256	1,353	12	(2)	3,129
Nonperforming	38	92	48	29	25	61	233	4	2	532
Total	35,828	19,852	14,042	7,961	5,463	9,362	46,174	252	(580)	138,354
CRE:
Pass	4,563	6,600	4,427	2,752	1,473	2,096	617	—	(69)	22,459
Special mention	171	599	585	116	77	141	—	—	—	1,689
Substandard	410	776	438	281	182	280	5	—	—	2,372
Nonperforming	1	15	1	9	6	43	—	—	—	75
Total	5,145	7,990	5,451	3,158	1,738	2,560	622	—	(69)	26,595
Commercial construction:
Pass	1,052	2,141	1,889	232	27	110	534	—	2	5,987
Special mention	—	108	64	1	—	—	2	—	—	175
Substandard	70	106	73	59	6	1	—	—	—	315
Nonperforming	1	3	—	7	—	—	—	3	—	14
Total	1,123	2,358	2,026	299	33	111	536	3	2	6,491
Lease financing:
Pass	1,377	1,139	775	746	241	760	—	—	27	5,065
Special mention	1	39	20	5	—	7	—	—	—	72
Substandard	—	34	3	4	3	31	—	—	—	75
Nonperforming	2	5	3	9	4	5	—	—	—	28
Total	1,380	1,217	801	764	248	803	—	—	27	5,240
Consumer:
Residential mortgage:
Performing	8,197	6,729	3,735	4,374	5,424	18,333	—	—	164	46,956
Nonperforming	3	13	16	13	14	257	—	—	—	316
Total	8,200	6,742	3,751	4,387	5,438	18,590	—	—	164	47,272
Residential home equity and direct:
Performing	4,513	3,126	1,416	481	214	557	13,886	1,619	47	25,859
Nonperforming	1	4	2	1	1	7	87	101	1	205
Total	4,514	3,130	1,418	482	215	564	13,973	1,720	48	26,064
Indirect auto:
Performing	10,270	7,436	4,015	2,401	1,220	506	—	—	147	25,995
Nonperforming	13	50	44	27	15	12	—	—	(6)	155
Total	10,283	7,486	4,059	2,428	1,235	518	—	—	141	26,150
Indirect other:
Performing	4,433	3,019	1,706	826	431	718	—	—	39	11,172
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,434	3,020	1,707	826	431	720	—	—	39	11,177
Student	22	110	95	81	64	7,185	—	—	(5)	7,552
Credit card	—	—	—	—	—	—	4,802	37	—	4,839
Total	$70,929	$51,905	$33,350	$20,386	$14,865	$40,413	$66,107	$2,012	$(233)	$299,734
(1)Includes certain deferred fees and costs, unapplied payments, and other adjustments.

14 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2020	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Sep 30, 2020
Commercial:
Commercial and industrial	$2,137	$(112)	$20	$140	$—	$2,185
CRE	391	(44)	—	155	—	502
Commercial construction	134	(19)	2	17	—	134
Lease financing	59	(44)	4	34	—	53
Consumer:
Residential mortgage	431	(4)	3	(6)	—	424
Residential home equity and direct	697	(52)	16	43	—	704
Indirect auto	1,190	(72)	22	49	—	1,189
Indirect other	213	(8)	4	13	—	222
Student	123	(6)	—	11	2	130
Credit card	327	(44)	8	29	—	320
ALLL	5,702	(405)	79	485	2	5,863
RUFC	431	—	—	(64)	(1)	366
ACL	$6,133	$(405)	$79	$421	$1	$6,229

(Dollars in millions)	Balance at Jul 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Sep 30, 2021
Commercial:
Commercial and industrial	$1,757	$(57)	$21	$(180)	$—	$1,541
CRE	440	(1)	1	(70)	—	370
Commercial construction	69	—	1	(11)	—	59
Lease financing	47	—	21	(37)	—	31
Consumer:
Residential mortgage	321	(7)	3	(6)	—	311
Residential home equity and direct	694	(51)	20	(18)	—	645
Indirect auto	1,116	(73)	22	6	—	1,071
Indirect other	181	(13)	5	21	—	194
Student	129	(6)	1	1	1	126
Credit card	367	(31)	9	9	—	354
ALLL	5,121	(239)	104	(285)	1	4,702
RUFC	315	—	—	(39)	—	276
ACL	$5,436	$(239)	$104	$(324)	$1	$4,978

(Dollars in millions)	Balance at Jan 1, 2020 (1)	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Sep 30, 2020
Commercial:
Commercial and industrial	$560	$(274)	$58	$937	$904	$2,185
CRE	150	(59)	4	325	82	502
Commercial construction	52	(22)	10	78	16	134
Lease financing	10	(50)	4	(5)	94	53
Consumer:
Residential mortgage	176	(50)	7	26	265	424
Residential home equity and direct	107	(185)	46	282	454	704
Indirect auto	304	(294)	63	298	818	1,189
Indirect other	60	(46)	18	40	150	222
Student	—	(20)	1	24	125	130
Credit card	122	(147)	22	148	175	320
PCI	8	—	—	—	(8)	—
ALLL	1,549	(1,147)	233	2,153	3,075	5,863
RUFC	340	—	—	5	21	366
ACL	$1,889	$(1,147)	$233	$2,158	$3,096	$6,229

Truist Financial Corporation 15

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (2)	Balance at Sep 30, 2021
Commercial:
Commercial and industrial	$2,156	$(181)	$60	$(494)	$—	$1,541
CRE	573	(5)	6	(204)	—	370
Commercial construction	81	(2)	3	(23)	—	59
Lease financing	48	(8)	24	(33)	—	31
Consumer:
Residential mortgage	368	(22)	10	(45)	—	311
Residential home equity and direct	714	(163)	58	36	—	645
Indirect auto	1,198	(247)	71	49	—	1,071
Indirect other	208	(41)	18	9	—	194
Student	130	(12)	1	3	4	126
Credit card	359	(113)	28	80	—	354
ALLL	5,835	(794)	279	(622)	4	4,702
RUFC	364	—	—	(88)	—	276
ACL	$6,199	$(794)	$279	$(710)	$4	$4,978
(1)Balance is prior to the adoption of CECL.
(2)Includes the adoption of CECL, the ALLL for PCD acquisitions, and other activity.

The commercial ALLL decreased $312 million and $857 million for the three and nine months ended September 30, 2021, respectively. The decreases for both the three and nine month periods are due to an improving economic outlook and lower loan balances.

The consumer ALLL decreased $94 million and $271 million for the three and nine months ended September 30, 2021, respectively. The decrease for the three-month period reflects an improving economic outlook slightly offset by loan growth primarily in the residential mortgage portfolio. The decrease for the nine-month period reflects an improving economic outlook and lower loan balances primarily in the residential mortgage and home equity and direct portfolios.

The RUFC decreased $39 million and $88 million for the three and nine months ended September 30, 2021, respectively. The decreases reflect an improving economic outlook.

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

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic and 30% pessimistic in the September 30, 2021 ACL. The primary economic forecast shaping the ACL estimate at September 30, 2021 included GDP growth in the high single digits through 2021, then slowing to the low single digits in 2022, and an improving unemployment rate to the mid single digits through the end of 2021 followed by continued improvement through the remainder of the reasonable and supportable period.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The September 30, 2021 ACL estimate includes adjustments to address risks not captured by the loss forecasting models including imprecision in future economic forecasts, uncertainty around the return of consumer and business confidence once stimulus ceases, and the impact of government relief programs and client accommodations on expected losses.

16 Truist Financial Corporation

PCD Loan Activity

For PCD loans, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans held for investment. The following table provides a summary of purchased student loans with credit deterioration at acquisition:

Nine Months Ended September 30, 2021 (Dollars in millions)
Par value	$286
ALLL at acquisition	(4)
Non-credit premium (discount)	1
Purchase price	$283

NPAs

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was immaterial for the nine months ended September 30, 2021 and 2020, respectively.

	September 30, 2021		December 31, 2020
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$129	$282	$82	$450
CRE	1	19	63	12
Commercial construction	4	3	—	14
Lease financing	—	12	—	28
Consumer:
Residential mortgage	4	302	4	312
Residential home equity and direct	3	143	2	203
Indirect auto	7	165	1	154
Indirect other	—	6	—	5
Total	$148	$932	$152	$1,178

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure.

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Nonperforming loans and leases HFI	$1,080	$1,330
Nonperforming LHFS	76	5
Foreclosed real estate	9	20
Other foreclosed property	39	32
Total nonperforming assets	$1,204	$1,387

Residential mortgage loans in the process of foreclosure	$157	$140

Truist Financial Corporation 17

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Performing TDRs:
Commercial:
Commercial and industrial	$144	$78
CRE	8	47
Lease financing	56	60
Consumer:
Residential mortgage	712	648
Residential home equity and direct	105	88
Indirect auto	390	392
Indirect other	7	6
Student	23	5
Credit card	30	37
Total performing TDRs	1,475	1,361
Nonperforming TDRs	159	164
Total TDRs	$1,634	$1,525
ALLL attributable to TDRs	$108	$132

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

	As of / For the Three Months Ended September 30, 2021				As of / For the Nine Months Ended September 30, 2021
(Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$8	$17	$27	$3	$35	$116	$168	$15
CRE	—	—	—	—	—	10	12	1
Lease financing	—	3	3	1	—	3	3	1
Consumer:
Residential mortgage	33	24	57	3	122	163	285	12
Residential home equity and direct	2	8	10	—	6	41	48	2
Indirect auto	39	8	48	4	82	53	142	16
Indirect other	—	1	1	—	2	2	3	—
Student	—	10	10	—	—	18	18	—
Credit card	3	—	3	1	9	—	10	4
Re-modification of previously designated TDRs	23	9			51	37

	As of / For the Three Months Ended September 30, 2020				As of / For the Nine Months Ended September 30, 2020
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial:
Commercial and industrial	$13	$49	$70	$9	$46	$53	$118	$12
CRE	4	10	15	2	28	11	32	4
Lease financing	—	—	—	—	1	—	1	—
Consumer:
Residential mortgage	157	17	174	8	297	58	359	17
Residential home equity and direct	3	3	6	—	31	13	45	1
Indirect auto	20	4	25	5	98	26	129	17
Indirect other	1	1	1	—	3	1	3	—
Student	—	1	1	—	—	5	5	—
Credit card	6	—	6	2	24	—	23	8
Re-modification of previously designated TDRs	10	5			36	11

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.
18 Truist Financial Corporation

The amount of modified loans that were classified as TDRs during the previous 12 months and experienced a payment default for the three and nine months ended September 30, 2021 and 2020 was immaterial. Payment default is defined as movement of the TDR to nonperforming status, foreclosure, or charge-off, whichever occurs first.

Unearned Income, Discounts and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Unearned income, discounts and net deferred loan fees and costs	$1,142	$2,219

NOTE 6. Goodwill and Other Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2020 quantitative impairment test, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2021, and therefore no triggering event occurred that required a quantitative goodwill impairment test. See “Note 1. Basis of Presentation” and “Note 7. Goodwill and Other Intangible Assets” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. The adjustments for 2021 to CB&W reflect the divestiture of certain businesses. Refer to “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2020	$14,040	$8,125	$1,989	$24,154
Mergers and acquisitions	—	—	450	450
Adjustments and other	1,801	(1,958)	—	(157)
Goodwill, December 31, 2020	15,841	6,167	2,439	24,447
Mergers and acquisitions	—	—	556	556
Adjustments and other	(139)	(18)	45	(112)
Goodwill, September 30, 2021	$15,702	$6,149	$3,040	$24,891

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,563	$(1,097)	$1,466	$2,600	$(852)	$1,748
Other, primarily client relationship intangibles	2,499	(1,035)	1,464	2,217	(981)	1,236
Total	$5,062	$(2,132)	$2,930	$4,817	$(1,833)	$2,984

Truist Financial Corporation 19

NOTE 7. Loan Servicing

The Company acquires servicing rights, and retains servicing rights related to certain of its sales or securitizations of residential mortgages and commercial mortgage loans. Servicing rights on residential and commercial mortgages are capitalized by the Company as MSRs on the Consolidated Balance Sheets. Income earned by the Company on its residential MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Income earned by the Company on its commercial mortgage servicing rights is derived primarily from contractually specified servicing fees and other ancillary fees.

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
UPB of residential mortgage loan servicing portfolio	$248,546	$239,034
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	198,119	188,341
Mortgage loans sold with recourse	269	328
Maximum recourse exposure from mortgage loans sold with recourse liability	171	201
Indemnification, recourse and repurchase reserves	89	93

As of / For the Nine Months Ended September 30, (Dollars in millions)	2021	2020
UPB of residential mortgage loans sold from LHFS	$30,148	$36,069
Pre-tax gains recognized on mortgage loans sold and held for sale	347	828
Servicing fees recognized from mortgage loans serviced for others	437	480
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.31%	0.32%
Weighted average interest rate on mortgage loans serviced for others	3.49	3.92

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Nine Months Ended September 30, (Dollars in millions)	2021	2020
Residential MSRs, carrying value, January 1	$1,778	$2,371
Acquired	355	—
Additions	476	490
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	12	(612)
OAS	238	53
Realization of expected net servicing cash flows, passage of time and other	(550)	(539)
Residential MSRs, carrying value, September 30	$2,309	$1,763

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2021			December 31, 2020
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	11.3%	15.3%	14.2%	12.8%	30.8%	15.4%
Effect on fair value of a 10% increase			$(119)			$(89)
Effect on fair value of a 20% increase			(228)			(171)
OAS	1.8%	10.1%	4.0%	3.5%	13.7%	7.3%
Effect on fair value of a 10% increase			$(36)			$(45)
Effect on fair value of a 20% increase			(71)			(88)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			98.8%
Adjustable-rate residential mortgage loans			0.8			1.2
Total			100.0%			100.0%
Weighted average life			5.1 years			4.8 years

20 Truist Financial Corporation

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in one assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change. See “Note 15. Fair Value Disclosures” for additional information on the valuation techniques used.

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities for the periods presented:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
UPB of CRE mortgages serviced for others	$37,437	$36,670
CRE mortgages serviced for others covered by recourse provisions	10,146	9,019
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,922	2,624
Recorded reserves related to recourse exposure	18	18
CRE mortgages originated during the year-to-date period	6,490	6,739
Commercial MSRs at fair value	275	245

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	September 30, 2021		December 31, 2020
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,207	$25	$1,333	$36
Lease liabilities	1,694	31	1,896	42
Weighted average remaining term	6.7 years	6.4 years	6.9 years	6.3 years
Weighted average discount rate	2.4%	3.6%	2.4%	4.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Operating lease costs	$71	$87	$241	$280

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

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Assets held under operating leases (1)	$1,932	$2,144
Accumulated depreciation	(405)	(517)
Net	$1,527	$1,627
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

The carrying value of assets previously under operating leases was immaterial.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $6.5 billion at September 30, 2021 and December 31, 2020.

Truist Financial Corporation 21

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Federal funds purchased	$8	$79
Securities sold under agreements to repurchase	2,600	1,221
FHLB advances	—	2,649
Collateral in excess of derivative exposures	310	385
Master notes	573	621
Other short-term borrowings	1,735	1,137
Total short-term borrowings	$5,226	$6,092

The following table presents a summary of long-term debt:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Truist Financial Corporation:
Fixed rate senior notes	$14,365	$15,984
Floating rate senior notes	1,348	900
Fixed rate subordinated notes	1,266	1,283
Capital notes	619	615
Structured notes (1)	84	108
Truist Bank:
Fixed rate senior notes	10,604	11,907
Floating rate senior notes	2,400	1,567
Fixed rate subordinated notes	5,099	5,142
FHLB advances	867	878
Other long-term debt (2)	1,185	1,014
Nonbank subsidiaries:
Other long-term debt (3)	—	199
Total long-term debt	$37,837	$39,597
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

22 Truist Financial Corporation

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents the dividends declared per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash dividends declared per share	$0.48	$0.45	$1.38	$1.35

Share Repurchase Activity

As of September 30, 2021, the Board of Directors had authorized the repurchase of up to $4.2 billion of the Company’s common stock through September 30, 2022. For the nine months ended September 30, 2021, the Company repurchased $1.1 billion of common stock, which represented 19.8 million shares. Repurchased shares revert to the status of authorized and unissued shares. At September 30, 2021, Truist had remaining authorization to repurchase $3.1 billion of common stock under the Board approved repurchase plan. The amount of share repurchases is dependent on capital deployment through organic growth and acquisitions, giving consideration to economic and regulatory conditions.

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

Three Months Ended September 30, 2021 and 2020 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, July 1, 2020	$(1,093)	$(79)	$2,022	$(3)	$847
OCI before reclassifications, net of tax	(25)	—	(380)	1	(404)
Amounts reclassified from AOCI:
Before tax	18	10	7	—	35
Tax effect	4	2	2	—	8
Amounts reclassified, net of tax	14	8	5	—	27
Total OCI, net of tax	(11)	8	(375)	1	(377)
AOCI balance, September 30, 2020	$(1,104)	$(71)	$1,647	$(2)	$470
AOCI balance, July 1, 2021	$(842)	$(18)	$(191)	$3	$(1,048)
OCI before reclassifications, net of tax	(59)	—	(496)	(2)	(557)
Amounts reclassified from AOCI:
Before tax	6	7	75	—	88
Tax effect	2	2	17	—	21
Amounts reclassified, net of tax	4	5	58	—	67
Total OCI, net of tax	(55)	5	(438)	(2)	(490)
AOCI balance, September 30, 2021	$(897)	$(13)	$(629)	$1	$(1,538)

Nine Months Ended September 30, 2021 and 2020 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2020	$(1,122)	$(101)	$380	$(1)	$(844)
OCI before reclassifications, net of tax	(26)	—	1,411	(1)	1,384
Amounts reclassified from AOCI:
Before tax	58	39	(189)	—	(92)
Tax effect	14	9	(45)	—	(22)
Amounts reclassified, net of tax	44	30	(144)	—	(70)
Total OCI, net of tax	18	30	1,267	(1)	1,314
AOCI balance, September 30, 2020	(1,104)	(71)	1,647	(2)	470
AOCI balance, January 1, 2021	$(875)	$(64)	$1,654	$1	$716
OCI before reclassifications, net of tax	(40)	—	(2,510)	—	(2,550)
Amounts reclassified from AOCI:
Before tax	24	67	296	—	387
Tax effect	6	16	69	—	91
Amounts reclassified, net of tax	18	51	227	—	296
Total OCI, net of tax	(22)	51	(2,283)	—	(2,254)
AOCI balance, September 30, 2021	$(897)	$(13)	$(629)	$1	$(1,538)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income

24 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended September 30, 2021 and 2020, the provision for income taxes was $423 million and $255 million, respectively, representing effective tax rates of 19.9% and 18.3%, respectively. For the nine months ended September 30, 2021 and 2020, the provision for income taxes was $1.2 billion and $670 million, respectively, representing effective tax rates of 19.7% and 17.5%, respectively. The higher effective tax rate for the three and nine months ended September 30, 2021 was primarily due to higher pre-tax income without a corresponding increase in beneficial tax items. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Service cost	Personnel expense	$148	$141	$463	$377
Interest cost	Other expense	80	78	239	234
Estimated return on plan assets	Other expense	(250)	(217)	(748)	(650)
Amortization and other	Other expense	9	20	26	58
Net periodic (benefit) cost		$(13)	$22	$(20)	$19

Truist makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $403 million were made to the Truist pension plan during the nine months ended September 30, 2021. There are no required contributions for the remainder of 2021.

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

(Dollars in millions)	Balance Sheet Location	Sep 30, 2021	Dec 31, 2020
Investments in affordable housing projects:
Carrying amount	Other assets	$3,911	$3,823
Amount of future funding commitments included in carrying amount	Other liabilities	1,157	1,057
Lending exposure	NA	580	546
Renewable energy investments:
Carrying amount	Other assets	215	167
Amount of future funding commitments not included in carrying amount	NA	189	76
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,758	1,574
Amount of future funding commitments not included in carrying amount	NA	474	471

Truist Financial Corporation 25

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$121	$116	$360	$347
Other community development investments	Provision for income taxes	24	23	70	68
Renewable energy investments	NA (1)	36	32	96	134
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$117	$119	$353	$346
Other community development investments	Other noninterest income	21	19	59	57
Renewable energy investments	Other noninterest income	1	1	3	3
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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	September 30, 2021	December 31, 2020
Commitments to extend, originate, or purchase credit	$202,167	$186,731
Residential mortgage loans sold with recourse	269	328
CRE mortgages serviced for others covered by recourse provisions	10,146	9,019
Letters of credit	5,074	5,066

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

The Company concluded that the associated VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, that could potentially be significant. At September 30, 2021, the Company’s Consolidated Balance Sheet reflected $1.6 billion of assets and $133 million of other liabilities of the VIEs. At December 31, 2020, the Company’s Consolidated Balance Sheet reflected $1.3 billion of assets and $41 million of other liabilities of the VIEs. VIE assets include trading loans and bonds totaling $1.5 billion and $1.3 billion at September 30, 2021 and December 31, 2020, respectively. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. For additional information on TRS contracts and the related VIEs, see “Note 16. Derivative Financial Instruments.”

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

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Pledged securities	$25,914	$24,974
Pledged loans:
FRB	72,030	75,615
FHLB	66,040	69,994
Unused borrowing capacity:
FRB	51,457	52,831
FHLB	52,459	52,274

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of September 30, 2021. This estimate is based upon currently available information and involves considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated, among other factors. In addition, the matters underlying this estimate will change from time to time and actual losses may vary significantly from this estimate. As a result, the Company does not believe that an estimate of reasonably possible losses can be made for certain matters. Such matters are not reflected in the estimate provided herein.

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2021 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$2,414	$—	$2,414	$—	$—
GSE	184	—	184	—	—
Agency MBS - residential	973	—	973	—	—
Agency MBS - commercial	5	—	5	—	—
States and political subdivisions	67	—	67	—	—
Corporate and other debt securities	1,031	—	1,031	—	—
Loans	1,943	—	1,943	—	—
Other	355	294	61	—	—
Total trading assets	6,972	294	6,678	—	—
AFS securities:
U.S. Treasury	9,697	—	9,697	—	—
GSE	1,874	—	1,874	—	—
Agency MBS - residential	133,061	—	133,061	—	—
Agency MBS - commercial	3,073	—	3,073	—	—
States and political subdivisions	458	—	458	—	—
Non-agency MBS	2,846	—	2,846	—	—
Other	29	—	29	—	—
Total AFS securities	151,038	—	151,038	—	—
LHFS at fair value	4,799	—	4,799	—	—
MSRs at fair value	2,584	—	—	2,584	—
Other assets:
Derivative assets	2,976	676	3,893	38	(1,631)
Equity securities	1,026	940	86	—	—
Total assets	$169,395	$1,910	$166,494	$2,622	$(1,631)
Liabilities:
Derivative liabilities	$601	$304	$3,132	$28	$(2,863)
Securities sold short	1,735	12	1,723	—	—
Total liabilities	$2,336	$316	$4,855	$28	$(2,863)

28 Truist Financial Corporation

December 31, 2020 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$793	$—	$793	$—	$—
GSE	164	—	164	—	—
Agency MBS - residential	599	—	599	—	—
Agency MBS - commercial	21	—	21	—	—
States and political subdivisions	34	—	34	—	—
Corporate and other debt securities	545	—	545	—	—
Loans	1,586	—	1,586	—	—
Other	130	123	7	—	—
Total trading assets	3,872	123	3,749	—	—
AFS securities:
U.S. Treasury	1,746	—	1,746	—	—
GSE	1,917	—	1,917	—	—
Agency MBS - residential	113,541	—	113,541	—	—
Agency MBS - commercial	3,057	—	3,057	—	—
States and political subdivisions	493	—	493	—	—
Other	34	—	34	—	—
Total AFS securities	120,788	—	120,788	—	—
LHFS at fair value	4,955	—	4,955	—	—
MSRs at fair value	2,023	—	—	2,023	—
Other assets:
Derivative assets	3,837	752	4,903	186	(2,004)
Equity securities	1,054	996	58	—	—
Total assets	$136,529	$1,871	$134,453	$2,209	$(2,004)
Liabilities:
Derivative liabilities	$555	$386	$3,263	$14	$(3,108)
Securities sold short	1,115	3	1,112	—	—
Total liabilities	$1,670	$389	$4,375	$14	$(3,108)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At September 30, 2021 and December 31, 2020, investments totaling $490 million and $387 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2020.

Truist Financial Corporation 29

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended September 30, 2021 and 2020 (Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at July 1, 2020	$—	$2,077	$203	$—
Total realized and unrealized gains (losses):
Included in earnings	—	(54)	128	—
Issuances	—	192	229	—
Settlements	—	(224)	(346)	—
Balance at September 30, 2020	$—	$1,991	$214	$—
Balance at July 1, 2021	$—	$2,231	$38	$—
Total realized and unrealized gains (losses):
Included in earnings	—	78	6	—
Purchases	—	303	—	—
Issuances	—	145	77	—
Sales	—	(1)	—	—
Settlements	—	(172)	(111)	—
Balance at September 30, 2021	$—	$2,584	$10	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2021	$—	$78	$21	$—

Nine Months Ended September 30, 2021 and 2020 (Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2020	$368	$2,618	$19	$440
Total realized and unrealized gains (losses):
Included in earnings	306	(616)	365	2
Included in unrealized net holding gains (losses) in OCI	(178)	—	—	—
Purchases	—	—	—	27
Issuances	—	523	655	—
Sales	(481)	—	—	—
Settlements	(15)	(534)	(825)	(21)
Transfers out of level 3 and other	—	—	—	(448)
Balance at September 30, 2020	$—	$1,991	$214	$—
Balance at January 1, 2021	$—	$2,023	$172	$—
Total realized and unrealized gains (losses):
Included in earnings	—	260	(77)	—
Purchases	—	355	—	—
Issuances	—	532	254	—
Sales	—	(1)	—	—
Settlements	—	(585)	(339)	—
Balance at September 30, 2021	$—	$2,584	$10	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2021	$—	$260	$16	$—
Primary income statement location of realized gains (losses) included in earnings	Securities gains (losses)	Residential mortgage income and Commercial real estate related income	Residential mortgage income and Commercial real estate related income	Other income

During 2020, Truist sold non-agency MBS previously categorized as Level 3 that represented ownership interests in various tranches of Re-REMIC trusts. Additionally during 2020, as a result of a change in control of the funds’ manager, the Company deconsolidated certain SBIC funds for which it had previously concluded that it was the primary beneficiary.

Refer to “Note 7. Loan Servicing” for additional information on valuation techniques and inputs for MSRs.
30 Truist Financial Corporation

Fair Value Option

The following table details the fair value and UPB of LHFS that were elected to be measured at fair value. Trading loans, included in other trading assets, were also elected to be measured at fair value.

	September 30, 2021			December 31, 2020
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,943	$1,912	$31	$1,586	$1,619	$(33)
LHFS at fair value	4,799	4,700	99	4,955	4,736	219

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Carrying value:
LHFS	$255	$979
Loans and leases	122	142
Other	102	92

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

Nine Months Ended September 30, (Dollars in millions)	2021	2020
Valuation adjustments:
LHFS	$(27)	$(52)
Loans and leases	(41)	(38)
Other	(156)	(137)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at the lower of cost or market. LHFS as of December 31, 2020 includes the small ticket loan and lease portfolio that was sold during the first quarter of 2021. The table above excludes $79 million and $125 million of LHFS carried at cost at September 30, 2021 and December 31, 2020, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value. The Company held $76 million in nonperforming LHFS at September 30, 2021 and $5 million of nonperforming LHFS at December 31, 2020. LHFS that were 90 days or more past due and still accruing interest were not material at September 30, 2021.

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

		September 30, 2021		December 31, 2020
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Loans and leases HFI, net of ALLL	Level 3	$280,820	$281,198	$293,899	$295,461
Financial liabilities:
Time deposits	Level 2	16,675	16,810	21,941	22,095
Long-term debt	Level 2	37,837	38,491	39,597	40,864

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $276 million and $364 million at September 30, 2021 and December 31, 2020, respectively.

32 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges:
Interest rate contracts:
Swaps hedging AFS securities	$24,006	$—	$(4)	$17,765	$—	$—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	149,428	2,103	(731)	156,338	3,399	(862)
Options	24,939	36	(21)	25,386	45	(18)
Forward commitments	8,426	7	(9)	4,847	9	(11)
Other	2,582	—	—	2,573	—	—
Equity contracts	30,431	1,484	(1,779)	31,152	1,856	(2,297)
Credit contracts:
Loans and leases	815	—	(2)	1,056	—	(5)
Risk participation agreements	8,413	1	(4)	7,802	1	(13)
Total return swaps	1,424	1	(27)	1,296	13	(33)
Foreign exchange contracts	16,224	175	(145)	12,066	189	(219)
Commodity	4,536	697	(689)	2,872	130	(124)
Total	247,218	4,504	(3,407)	245,388	5,642	(3,582)
Mortgage banking:
Interest rate contracts:
Swaps	634	—	—	687	—	—
Interest rate lock commitments	4,928	38	(16)	8,609	186	(3)
When issued securities, forward rate agreements and forward commitments	9,082	63	(2)	11,691	6	(73)
Other	308	1	—	466	—	—
Total	14,952	102	(18)	21,453	192	(76)
MSRs:
Interest rate contracts:
Swaps	38,329	—	(3)	36,161	—	(5)
Options	101	1	—	101	—	—
When issued securities, forward rate agreements and forward commitments	3,644	—	(32)	1,314	7	—
Other	1,682	—	—	760	—	—
Total	43,756	1	(35)	38,336	7	(5)
Total derivatives not designated as hedges	305,926	4,607	(3,460)	305,177	5,841	(3,663)
Total derivatives	$329,932	4,607	(3,464)	$322,942	5,841	(3,663)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,314)	1,314		(1,561)	1,561
Cash collateral (received) posted for amounts subject to master netting arrangements		(317)	1,549		(443)	1,547
Net amount		$2,976	$(601)		$3,837	$(555)

Truist Financial Corporation 33

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

September 30, 2021 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$3,714	$(1,631)	$2,083	$(3)	$2,080
Derivatives not subject to master netting arrangement or similar arrangement	521	—	521	—	521
Exchange traded derivatives	372	—	372	—	372
Total derivative assets	$4,607	$(1,631)	$2,976	$(3)	$2,973
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,221)	$2,863	$(358)	$53	$(305)
Derivatives not subject to master netting arrangement or similar arrangement	(242)	—	(242)	—	(242)
Exchange traded derivatives	(1)	—	(1)	—	(1)
Total derivative liabilities	$(3,464)	$2,863	$(601)	$53	$(548)

December 31, 2020 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,383	$(1,618)	$2,765	$(2)	$2,763
Derivatives not subject to master netting arrangement or similar arrangement	705	—	705	(1)	704
Exchange traded derivatives	753	(386)	367	—	367
Total derivative assets	$5,841	$(2,004)	$3,837	$(3)	$3,834
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,103)	$2,722	$(381)	$35	$(346)
Derivatives not subject to master netting arrangement or similar arrangement	(174)	—	(174)	—	(174)
Exchange traded derivatives	(386)	386	—	—	—
Total derivative liabilities	$(3,663)	$3,108	$(555)	$35	$(520)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	September 30, 2021			December 31, 2020
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities (1)	$116,770	$(495)	$43	$100,988	$(33)	$50
Loans and leases	394	—	16	470	—	18
Long-term debt	22,490	—	700	27,725	—	930
(1)The amortized cost of AFS securities was $117.8 billion at September 30, 2021 and $99.4 billion at December 31, 2020.
34 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$—	$(2)	$(2)	$(8)
Short-term borrowings	—	(5)	(12)	(13)
Long-term debt	(7)	(3)	(17)	(18)
Total	$(7)	$(10)	$(31)	$(39)
Pre-tax gain (loss) reclassified from AOCI into other expense: (1)
Deposits	$—	$—	$(12)	$—
Short-term borrowings	—	—	(20)	—
Long-term debt	—	—	(4)	—
Total	$—	$—	$(36)	$—
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
AFS securities:
Amounts related to interest settlements	$(15)	$—	$(39)	$—
Recognized on derivatives	81	—	442	—
Recognized on hedged items	(83)	(3)	(448)	(7)
Net income (expense) recognized	(17)	(3)	(45)	(7)
Loans and leases:
Amounts related to interest settlements	—	(1)	—	(1)
Recognized on derivatives	—	—	—	(3)
Recognized on hedged items	(1)	—	(2)	1
Net income (expense) recognized	(1)	(1)	(2)	(3)
Long-term debt:
Amounts related to interest settlements	—	78	—	182
Recognized on derivatives	—	(99)	—	831
Recognized on hedged items	73	112	227	(817)
Net income (expense) recognized	73	91	227	196
Net income (expense) recognized, total	$55	$87	$180	$186

The following table presents information about the Company’s terminated cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Cash flow hedges:
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	$(13)	$(64)
Estimated portion of net after-tax gain (loss) on terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(13)	(42)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$641	$862
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	223	292

Truist Financial Corporation 35

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$28	$14	$142	$(13)
Foreign exchange contracts	Investment banking and trading income and other income	73	(50)	107	31
Equity contracts	Investment banking and trading income and other income	2	3	(18)	(4)
Credit contracts	Investment banking and trading income and other income	13	(68)	(48)	238
Commodity contracts	Investment banking and trading income	1	1	6	5
Mortgage banking:
Interest rate contracts	Residential mortgage income	(18)	(137)	(15)	(285)
Interest rate contracts	Commercial real estate related income	—	1	(1)	1
MSRs:
Interest rate contracts	Residential mortgage income	(48)	(3)	(162)	534
Interest rate contracts	Commercial real estate related income	(1)	—	(8)	22
Total		$50	$(239)	$3	$529

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At September 30, 2021, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. For additional information on the Company’s TRS contracts, see “Note 14. Commitments and Contingencies.”

The Company enters into credit default swaps to hedge credit risk associated with certain loans and leases. The Company accounts for these contracts as derivatives, and accordingly, recognizes these contracts at fair value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Risk participation agreements:
Maximum potential amount of exposure	$563	$530
Total return swaps:
Cash collateral held	292	374
36 Truist Financial Corporation

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Dealer and other counterparties:
Cash and other collateral received from counterparties	$319	$446
Derivatives in a net gain position secured by collateral received	474	585
Unsecured positions in a net gain with counterparties after collateral postings	155	49
Cash collateral posted to dealer counterparties	1,603	1,524
Derivatives in a net loss position secured by collateral	1,703	1,604
Additional collateral that would have been posted had the Company’s credit ratings dropped below investment grade	5	3
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	37	172
Derivatives in a net loss position	32	90
Derivatives in a net gain position	18	5
Securities pledged to central counterparties clearing	1,193	1,281

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2021	2020	2021	2020
Net income available to common shareholders	$1,616	$1,068	$4,509	$2,956
Weighted average number of common shares	1,334,825	1,347,916	1,339,558	1,346,605
Effect of dilutive outstanding equity-based awards	12,029	10,206	12,154	10,569
Weighted average number of diluted common shares	1,346,854	1,358,122	1,351,712	1,357,174
Basic EPS	$1.21	$0.79	$3.37	$2.20
Diluted EPS	$1.20	$0.79	$3.34	$2.18
Anti-dilutive awards	5	1,647	3	3,267

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

Truist Financial Corporation 37

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$1,667	$1,858	$1,124	$1,234	$27	$31	$415	$239	$3,233	$3,362
Net intersegment interest income (expense)	369	333	49	49	(2)	(7)	(416)	(375)	—	—
Segment net interest income	2,036	2,191	1,173	1,283	25	24	(1)	(136)	3,233	3,362
Allocated provision for credit losses	(5)	181	(264)	311	1	—	(56)	(71)	(324)	421
Segment net interest income after provision	2,041	2,010	1,437	972	24	24	55	(65)	3,557	2,941
Noninterest income	1,032	997	753	608	652	524	(72)	81	2,365	2,210
Amortization of intangibles	78	103	37	45	30	17	—	5	145	170
Other noninterest expense	1,855	1,834	783	800	507	429	505	522	3,650	3,585
Income (loss) before income taxes	1,140	1,070	1,370	735	139	102	(522)	(511)	2,127	1,396
Provision (benefit) for income taxes	268	252	295	149	34	25	(174)	(171)	423	255
Segment net income (loss)	$872	$818	$1,075	$586	$105	$77	$(348)	$(340)	$1,704	$1,141

Identifiable assets (period end)	$161,116	$166,640	$177,578	$191,625	$9,454	$6,999	$181,736	$133,919	$529,884	$499,183

Nine Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$5,110	$5,564	$3,511	$4,116	$76	$99	$1,066	$681	$9,763	$10,460
Net intersegment interest income (expense)	1,162	1,033	115	(207)	(10)	(28)	(1,267)	(798)	—	—
Segment net interest income	6,272	6,597	3,626	3,909	66	71	(201)	(117)	9,763	10,460
Allocated provision for credit losses	91	887	(698)	1,244	1	7	(104)	20	(710)	2,158
Segment net interest income after provision	6,181	5,710	4,324	2,665	65	64	(97)	(137)	10,473	8,302
Noninterest income	2,877	3,074	2,254	1,684	1,983	1,679	(147)	157	6,967	6,594
Amortization of intangibles	236	316	113	130	80	53	2	14	431	513
Other noninterest expense	5,544	5,584	2,324	2,481	1,451	1,280	1,666	1,206	10,985	10,551
Income (loss) before income taxes	3,278	2,884	4,141	1,738	517	410	(1,912)	(1,200)	6,024	3,832
Provision (benefit) for income taxes	768	680	896	330	125	102	(600)	(442)	1,189	670
Segment net income (loss)	$2,510	$2,204	$3,245	$1,408	$392	$308	$(1,312)	$(758)	$4,835	$3,162

Identifiable assets (period end)	$161,116	$166,640	$177,578	$191,625	$9,454	$6,999	$181,736	$133,919	$529,884	$499,183
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

Supplementary Leverage Ratio

The temporary exclusion of U.S. Treasury securities and deposits at the FRB from the calculation of the supplementary leverage ratio expired as scheduled on March 31, 2021. This temporary relief previously benefited the Company’s supplementary leverage ratio by approximately 20 basis points. The FRB also announced plans to invite public comment on several potential supplementary leverage ratio modifications to ensure that the supplementary leverage ratio remains effective in an environment of higher reserves, though such proposal had not been published as of the date of this report.

Stress Capital Buffer

The FRB assigned Truist an SCB of 2.5%, which is effective from October 1, 2021 to September 30, 2022, at which point a revised SCB will be calculated and provided to Truist.

The FRB has lifted the restrictions on capital distributions for large banking organizations, including Truist, that had been in place due to the uncertainty caused by the COVID-19 pandemic. Going forward, Truist is subject to the normal restrictions on capital distributions under the SCB framework and applicable law.

Security-Based Swap Dealer Registration

In November 2021, Truist Bank conditionally registered with the SEC as a security-based swap dealer. As a result, Truist Bank’s security-based swaps business is now subject to requirements that are similar to the CFTC rules applicable to swap dealers, including trade reporting, business conduct standards, recordkeeping, margin, and potentially mandatory clearing and exchange trading requirements.

Resolution Plans

The FDIC issued a policy statement in June 2021 announcing that it will resume requiring bank level resolution plans for large banks, including Truist Bank, and bank-level resolution plans will have more streamlined content requirements. Truist Bank will be required to submit a bank-level resolution plan every three years. During the third quarter, Truist Bank was informed by the FDIC that its next resolution plan will be due on or before December 1, 2022. The FDIC also clarified the content requirements of the next resolution plan Truist Bank is required to submit.

Truist submitted its inaugural resolution plan to the FRB and FDIC in September 2021, which is currently under review.

Lifting of Consent Order

In June 2021, the FDIC terminated the consent order between SunTrust Bank and the FRB relating to certain identified legacy compliance issues. Truist Bank, as successor to SunTrust Bank, committed to comply with the obligations in the order in connection with the FDIC’s and FRB’s approval of the Merger.

Truist Financial Corporation 39

Executive Overview

Truist had solid financial performance in the third quarter of 2021 that was driven by strong fee income from a diverse business mix - including wealth, insurance brokerage, investment banking, and positive trends in a number of other businesses given improving economic conditions. Improving economic conditions also led to strong credit performance and a benefit from the provision for credit losses. The Company achieved a significant milestone in early October with the successful migration of approximately 7 million clients (primarily heritage BB&T) to the new Truist technology ecosystem. In addition, Truist completed the retail mortgage origination conversion and accelerated the roll-out of the new Truist digital app during the third quarter of 2021. Truist continues to reaffirm its commitment to achieving $1.6 billion in net cost saves on a run rate basis by the fourth quarter of 2022. Truist also continues to closely monitor the COVID-19 pandemic and its effects on stakeholders and the financial markets and is actively supporting teammates, clients, and communities.

Integration Efforts

Major milestones during 2021 include:

•Completed the Wealth brokerage and trust transitions.
•Completed the mortgage systems transition, enabling clients to get the best of both heritage SunTrust and heritage BB&T to meet their homeownership needs.
•Continued to activate the Integrated Relationship Management approach. Truist’s Integrated Relationship Management approach is designed to deepen client relationships and bring the full breadth and depth of Truist’s products and services to meet clients’ financial needs.
•Introduced the new Truist digital app; migrated approximately 7 million clients to the new Truist digital banking experience, with nearly half of clients beginning to use the app
•Converted heritage BB&T retail and commercial clients to the new Truist technology ecosystem, the most significant milestone to date.

Supporting Clients

Truist continues to work closely with clients as they navigate through the continuing challenges from the COVID-19 pandemic. Truist supported clients by being the sixth largest amongst commercial banks in the second round of PPP funding, assisting clients with the forgiveness process, and continuing to support clients as they transition from payment relief programs. Truist originated approximately $17 billion of PPP loans. As of September 30, 2021, Truist had $3.5 billion of PPP loans outstanding.

Supporting Teammates

Truist offered a voluntary separation and retirement program to eligible teammates in June 2021. Nearly 2,000 teammates elected to participate in the voluntary program designed to provide tenured teammates flexibility on how they want to manage their career. Approximately 50% of those that elected to participate had separation dates of September 30, 2021. While Truist is hiring in some areas and rightsizing in others through natural attrition, planned staffing reductions, and the voluntary separation and retirement program, Truist is actively supporting all teammates affected by reductions with opportunities and tools for internal placement, severance payments, and outplacement assistance and coaching. The Company recognized $189 million of merger-related and restructuring charges in 2021 related to the voluntary separation and retirement program.

Truist has made progress towards the commitment to increase racially and ethnically diverse teammates among senior leadership roles to more than 15% by 2023 with current progress at 14.2% as of September 30, 2021. For early career program hiring in 2021, 54% of seats at Truist were filled by candidates from various diverse backgrounds. Truist teammates have received $24 million through Truist Momentum, a workplace financial wellness program that educates, equips, and inspires teammates to manage their money based on what matters most to them.

Supporting Communities

Truist continued to fulfill its purpose in meaningful ways in the community in the third quarter through a number of unique and creative initiatives. Truist expanded its partnership with EVERFI bringing literacy tools to elementary schools across the nation. Truist showed leadership as the first top-10 bank to join BlackRock’s philanthropic Emergency Savings Initiative. Truist Community Capital provided over $300 million in equity in the third quarter to support communities through investments in affordable housing, access to healthy foods and education, and investments in job creation and small businesses. Truist continued to make solid progress towards the Company’s $60 billion Community Benefits Plan, ending August 2021 at 112% of the annual target. In July, Truist also released its second annual Corporate Social Responsibility and Environmental, Social and Governance report to outline its advancements and commitments with regard to diversity, equity, and inclusion; environmental sustainability and climate change; governance; community involvement; and financial inclusion.

40 Truist Financial Corporation

Executive Leadership changes

During the third quarter Truist announced its new executive leadership structure effective September 1, 2021. As previously announced as part of the Merger, William H. Rogers, Jr. succeeded Kelly S. King as CEO on September 12, 2021 and Kelly S. King transitioned to the role of executive chairman through March 12, 2022. The other members of the executive leadership team and their roles are:

Daryl N. Bible - Chief Financial Officer
Scott Case - Chief Information Officer
Hugh S. (Beau) Cummins, III - Vice Chair
Ellen M. Fitzsimmons - Chief Legal Officer and Head of Public Affairs
John Howard - Chief Insurance Officer
Michael B. Maguire - Chief National Consumer Finance Services and Payments Officer
Kimberly Moore-Wright - Chief Teammate Officer and Head of Enterprise Diversity
Brant J. Standridge - Chief Retail Community Banking Officer
Clarke R. Starnes III - Chief Risk Officer
Joseph M. Thompson - Chief Wealth Officer
David H. Weaver - Chief Commercial Community Banking Officer
Dontá L. Wilson - Chief Digital and Client Experience Officer

Financial Results

Net income available to common shareholders for the third quarter of 2021 totaled $1.6 billion, up 51%, compared with the third quarter of last year. On a diluted per common share basis, earnings for the third quarter of 2021 were $1.20, an increase of $0.41 compared to the third quarter of 2020. Truist’s results of operations for the third quarter of 2021 produced an annualized return on average assets of 1.28% and an annualized return on average common shareholders’ equity of 10.2% compared to prior year returns of 0.91% and 6.9%, respectively. Results for the third quarter of 2021 included merger-related and restructuring charges of $172 million ($132 million after-tax), incremental operating expenses related to the Merger of $191 million ($147 million after-tax), and a one-time professional fee expense of $30 million ($23 million after-tax). Results for the third quarter of 2020 included $236 million ($181 million after-tax) of merger-related and restructuring charges, $152 million ($115 million after-tax) of incremental operating expenses related to the Merger, securities gains of $104 million ($80 million after-tax), and a charitable contribution of $50 million ($38 million after-tax).

Truist’s revenue for the third quarter of 2021 was $5.6 billion. On a TE basis, revenue was also $5.6 billion for the third quarter of 2021, an increase of $25 million, or 0.4%, compared to the same period in 2020. Excluding securities gains of $104 million from the third quarter of 2020, adjusted taxable equivalent revenues increased $129 million, or 2.3%, compared to the earlier quarter.

TE net interest income for the third quarter of 2021 was down $130 million, or 3.8%, compared to the earlier quarter due to lower purchase accounting accretion, lower rates on earning assets, and a decrease in loans. These decreases were partially offset by growth in the securities portfolio, lower funding costs, higher fees on PPP loans, and fewer interest deferrals on COVID-19 loan accommodations. Average earning assets increased $26.4 billion, or 6.1%, compared to the earlier quarter. The increase in average earning assets reflects a $66.4 billion, or 83%, increase in average securities, while average total loans and leases decreased $25.4 billion, or 8.0%, and average other earning assets decreased $16.5 billion, or 46%. The growth in average earning assets is a result of an increase in investment securities driven by strong deposit growth resulting from fiscal and monetary stimulus. Average deposits increased $30.5 billion, or 8.2%, compared to the earlier quarter, while average long-term debt and short-term borrowings decreased $3.6 billion, or 8.8%, and $849 million, or 14%, respectively.

Net interest margin was 2.81%, down 29 basis points compared to the same period in 2020. The yield on the total loan portfolio for the third quarter of 2021 was 3.90%, down 14 basis points compared to the earlier quarter, reflecting the impact of lower purchase accounting accretion and a lower rate environment. The yield on the average securities portfolio was 1.50%, down 47 basis points compared to the earlier quarter primarily due to lower yields on new purchases.

The provision for credit losses was a benefit of $324 million, compared to a cost of $421 million for the same period in 2020. The earlier quarter reflected significant uncertainty related to the economic impacts resulting from the pandemic, whereas the current quarter includes a reserve release due to the improving economic outlook. Net charge-offs for the third quarter of 2021 totaled $135 million compared to $326 million in the earlier quarter. The third quarter of 2020 included $97 million of charge-offs related to the implementation of CECL, which required a gross up of loan carrying values in connection with the establishment of an allowance on PCD loans. The net charge-off ratio for the current quarter of 0.19% was down 23 basis points compared to the third quarter 2020, due primarily to the additional losses on PCD loans taken in the earlier quarter and lower actual net losses in the commercial portfolio.

Truist Financial Corporation 41

Noninterest income for the third quarter of 2021 increased $155 million, or 7.0%, compared to the same period in 2020. Noninterest income for the third quarter of 2020 included $104 million of securities gains on available-for-sale securities. Excluding securities gains, noninterest income increased $259 million, or 12%, compared to the earlier quarter. Insurance income increased $127 million due to acquisitions, as well as organic growth. Investment banking and trading income increased $57 million due to strong merger and acquisition activity and loan syndications. Wealth management income increased $32 million due to higher valuations of assets under management. Residential mortgage banking income decreased $42 million primarily due to lower production related revenues as a result of lower gain on sale margins and volumes, partially offset by higher servicing income due to increases in the valuation of mortgage servicing rights and lower prepayment rates. Additionally, there were increases in service charges on deposit accounts, other income, and card and payment related fees due to improved economic activity.

Noninterest expense for the third quarter of 2021 was up $40 million, or 1.1%, compared to the same period in 2020. Merger-related and restructuring charges decreased $64 million primarily due to facilities impairments in the earlier quarter, while incremental operating expenses related to the Merger increased $39 million, primarily reflected in professional fees and outside processing. The current quarter also includes a $30 million professional fee to develop an ongoing program to identify, prioritize, and roadmap teammate generated revenue growth and expense savings opportunities beyond the Merger. The earlier quarter included $50 million for charitable contributions to the Truist Charitable Fund (other expense). Excluding the aforementioned items and changes in amortization of intangibles, adjusted noninterest expense was up $110 million, or 3.5%, compared to the earlier quarter. Additionally, increases in personnel expense of $129 million were partially offset by a decline in net occupancy expense of $46 million and other expense of $72 million.

The provision for income taxes was $423 million for the third quarter of 2021, compared to $255 million for the same period in 2020. This produced an effective tax rate for the third quarter of 2021 of 19.9%, compared to 18.3% for the earlier quarter. The higher effective tax rate is primarily due to higher pre-tax income in the current quarter without a corresponding increase in beneficial tax items.

Truist’s total assets at September 30, 2021 were $529.9 billion, an increase of $20.7 billion, or 4.1%, compared to December 31, 2020. The increase in total assets was primarily a result of strong deposit growth, the deployment of which led to an increase in AFS securities of $30.3 billion, which was partially offset by a $15.1 billion decline in total loans and leases.

Total deposits at September 30, 2021 were $405.9 billion, an increase of $24.8 billion, or 6.5%, compared to December 31, 2020. Deposit growth was strong during the first nine months of 2021 resulting from fiscal and monetary stimulus, partially offset by the maturity of higher-cost personal accounts.

Asset quality remains excellent, reflecting Truist’s prudent risk culture, diverse portfolio, improving economic conditions, and the ongoing effects of government stimulus. As of September 30, 2021, nonperforming assets were 0.23% of total assets, down four basis points from December 31, 2020. The allowance for loan and lease loss coverage ratio was 4.35x nonperforming loans and leases held for investment, compared to 4.39x at December 31, 2020.

Truist maintained strong capital and liquidity. As of September 30, 2021, the CET1 ratio was 10.1% and the average LCR was 114%. For the nine months ended September 30, 2021, Truist completed $1.1 billion of share repurchases and redeemed $1.4 billion of preferred stock. Additionally, the Company had $5.8 billion of senior long term debt maturities and redemptions, partially offset by $4.5 billion of issuances. Truist increased the common dividend 7% during the third quarter to $0.48 per share, resulting in dividend and total payout ratios for the third quarter of 2021 of 40%. In October 2021, Truist declared common dividends of $0.48 per share for the fourth quarter of 2021.

Truist continues to target a CET1 ratio of approximately 9.75% over the near-term. As previously communicated, the Company expects to be able to, with appropriate approvals from its Board of Directors, deploy approximately $4 billion to $5 billion of capital (either in the form of share repurchases or acquisitions) between 3Q21 and 3Q22. During the third quarter of 2021, Truist completed the acquisition of Constellation Affiliated Partners and announced the acquisition of Service Finance, LLC, reducing the amount of capital deployment available for acquisitions or share repurchases to approximately $1 billion to $2 billion through 3Q22. Truist resumed repurchasing shares and expects to consume approximately $500 million of this capacity via share repurchases in the fourth quarter of 2021 reflecting the Company’s strong capital position, and the reduced integration risk with successful migration of heritage BB&T retail and commercial clients to the Truist ecosystem.

42 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income and NIM

Third Quarter 2021 compared to Third Quarter 2020

Net interest income for the third quarter of 2021 was down $130 million, or 3.8%, compared to the earlier quarter due to lower purchase accounting accretion, lower rates on earning assets, and a decrease in loans. These decreases were partially offset by growth in the securities portfolio, lower funding costs, higher fees on Payroll Protection Program loans, and fewer interest deferrals on COVID-19 loan accommodations. Average earning assets increased $26.4 billion, or 6.1%, compared to the earlier quarter. The increase in average earning assets reflects a $66.4 billion, or 83%, increase in average securities, while average total loans and leases decreased $25.4 billion, or 8.0%, and average other earning assets decreased $16.5 billion, or 46%. The growth in average earning assets is a result of an increase in investment securities driven by strong deposit growth resulting from fiscal and monetary stimulus. Average deposits increased $30.5 billion, or 8.2%, compared to the earlier quarter, while average long-term debt and short-term borrowings decreased $3.6 billion, or 8.8%, and $849 million, or 14%, respectively.

Net interest margin was 2.81%, down 29 basis points compared to the earlier quarter. The yield on the total loan portfolio for the third quarter of 2021 was 3.90%, down 14 basis points compared to the earlier quarter, reflecting the impact of lower purchase accounting accretion and a lower rate environment. The yield on the average securities portfolio was 1.50%, down 47 basis points compared to the earlier quarter primarily due to lower yields on new purchases.

The average cost of total deposits was 0.03%, down seven basis points compared to the earlier quarter. The average rate on short-term borrowings was 0.68%, down 17 basis points compared to the earlier quarter. The average rate on long-term debt was 1.61%, up 13 basis points compared to the earlier quarter. The lower rates on deposits and short-term borrowings reflect the lower rate environment. The higher rates on long-term debt was due to the runoff of lower rate FHLB advances.

Nine Months of 2021 compared to Nine Months of 2020

Net interest income for the nine months ended September 30, 2021 was down $710 million, or 6.7%, compared to the prior period due to lower purchase accounting accretion, lower rates on earning assets, and a decrease in loans. These decreases were partially offset by growth in the securities portfolio, lower funding costs, higher fees on Payroll Protection Program loans, and fewer interest deferrals on COVID-19 loan accommodations. Average earning assets increased $21.8 billion, or 5.0%, compared to the prior period. The increase in average earning assets reflects a $57.9 billion, or 75%, increase in average securities, while average total loans and leases decreased $22.4 billion, or 7.1%, and average other earning assets decreased $14.3 billion, or 42%. The growth in average earning assets is a result of an increase in investment securities driven by strong deposit growth resulting from fiscal and monetary stimulus. Average deposits increased $34.9 billion, or 9.7%, compared to the prior period, while average long-term debt and short-term borrowings decreased $10.3 billion, or 22%, and $5.3 billion, or 46%, respectively.

Net interest margin was 2.90% for the nine months ended September 30, 2021, down 36 basis points compared to the prior period. The yield on the total loan portfolio for the nine months ended September 30, 2021 was 4.00%, down 39 basis points compared to the prior period, reflecting the impact of lower purchase accounting accretion and the lower rate environment. The yield on the average securities portfolio was 1.48% for the nine months ended September 30, 2021, down 83 basis points compared to the prior period primarily due to lower yields on new purchases and premium amortization.

The average cost of total deposits was 0.04% for the nine months ended September 30, 2021, down 23 basis points compared to the prior period. The average rate on short-term borrowings was 0.84% for the nine months ended September 30, 2021, down 62 basis points compared to the prior period. The average rate on long-term debt was 1.59% for the nine months ended September 30, 2021, down 19 basis points compared to the prior period. The lower rates on interest-bearing liabilities reflect the lower rate environment.

As of September 30, 2021, the remaining unamortized fair value marks on the loan and lease portfolio, deposits, and long-term debt were $1.5 billion, $9 million, and $157 million, respectively. As of December 31, 2020, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $2.4 billion, $19 million, and $216 million, respectively.

The remaining unamortized fair value mark on loans and leases consists of $807 million for consumer loans and leases, and $733 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 43

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2021	2020	2021	2020	2021	2020		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$9,699	$2,218	0.72%	1.78%	$18	$10	$8	$(9)	$17
GSE	1,830	1,842	2.31	2.33	10	10	—	—	—
Agency MBS	132,890	75,232	1.53	1.95	509	366	143	(93)	236
States and political subdivisions	425	499	3.52	5.03	4	7	(3)	(2)	(1)
Non-agency MBS	1,398	—	2.20	—	8	—	8	—	8
Other	30	37	1.90	1.99	—	1	(1)	—	(1)
Total securities	146,272	79,828	1.50	1.97	549	394	155	(104)	259
Interest earning trading assets	5,809	4,056	2.81	3.23	41	32	9	(5)	14
Other earning assets (3)	19,331	35,819	0.25	0.26	13	24	(11)	(1)	(10)
Loans and leases, net of unearned income: (4)
Commercial and industrial	130,025	143,452	3.00	3.02	981	1,087	(106)	(7)	(99)
CRE	24,849	27,761	2.86	2.88	181	203	(22)	(1)	(21)
Commercial Construction	5,969	6,861	2.96	3.26	42	55	(13)	(5)	(8)
Lease financing	4,917	5,626	3.39	3.71	42	52	(10)	(4)	(6)
Residential mortgage	45,369	51,500	3.96	4.47	450	576	(126)	(62)	(64)
Residential home equity and direct	25,242	26,726	5.67	5.86	360	394	(34)	(13)	(21)
Indirect auto	26,830	24,732	5.99	6.51	405	405	—	(33)	33
Indirect other	11,112	11,530	6.54	7.05	183	204	(21)	(14)	(7)
Student	7,214	7,446	4.02	4.30	74	80	(6)	(4)	(2)
Credit card	4,632	4,810	9.01	9.03	105	109	(4)	—	(4)
Total loans and leases HFI	286,159	310,444	3.92	4.06	2,823	3,165	(342)	(143)	(199)
LHFS	4,179	5,247	2.69	2.78	28	37	(9)	(1)	(8)
Total loans and leases	290,338	315,691	3.90	4.04	2,851	3,202	(351)	(144)	(207)
Total earning assets	461,750	435,394	2.98	3.34	3,454	3,652	(198)	(254)	56
Nonearning assets	64,935	65,432
Total assets	$526,685	$500,826
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$107,802	$96,707	0.05	0.06	14	15	(1)	(3)	2
Money market and savings	136,094	123,598	0.03	0.06	9	19	(10)	(12)	2
Time deposits	17,094	27,940	0.23	0.89	10	62	(52)	(34)	(18)
Total interest-bearing deposits (6)	260,990	248,245	0.05	0.15	33	96	(63)	(49)	(14)
Short-term borrowings	5,360	6,209	0.68	0.85	9	13	(4)	(2)	(2)
Long-term debt	37,329	40,919	1.61	1.48	151	152	(1)	13	(14)
Total interest-bearing liabilities	303,679	295,373	0.25	0.35	193	261	(68)	(38)	(30)
Noninterest-bearing deposits (6)	141,738	123,966
Other liabilities	11,915	11,853
Shareholders’ equity	69,353	69,634
Total liabilities and shareholders’ equity	$526,685	$500,826
Average interest-rate spread			2.73%	2.99%
NIM/net interest income - taxable equivalent			2.81%	3.10%	$3,261	$3,391	$(130)	$(216)	$86
Taxable-equivalent adjustment					$28	$29
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
(6) Total deposit costs were 0.03% and 0.10% for the three months ended September 30, 2021 and 2020, respectively.
44 Truist Financial Corporation

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2021	2020	2021	2020	2021	2020		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$6,872	$2,243	0.74%	1.86%	$38	$31	$7	$(28)	$35
GSE	1,837	1,847	2.32	2.33	32	32	—	—	—
Agency MBS	125,157	72,152	1.49	2.29	1,401	1,240	161	(533)	694
States and political subdivisions	435	512	3.53	4.04	12	16	(4)	(2)	(2)
Non-agency MBS	477	115	2.18	16.78	8	15	(7)	(21)	14
Other	32	37	1.90	2.44	—	1	(1)	(1)	—
Total securities	134,810	76,906	1.48	2.31	1,491	1,335	156	(585)	741
Interest earning trading assets	5,208	4,695	2.80	3.85	110	135	(25)	(39)	14
Other earning assets (3)	19,453	33,708	0.26	0.57	38	144	(106)	(60)	(46)
Loans and leases, net of unearned income: (4)
Commercial and industrial	133,218	142,731	3.06	3.47	3,045	3,710	(665)	(425)	(240)
CRE	25,563	27,538	2.86	3.46	553	717	(164)	(116)	(48)
Commercial Construction	6,293	6,673	2.98	3.92	135	192	(57)	(46)	(11)
Lease financing	4,928	5,872	3.86	4.24	143	187	(44)	(16)	(28)
Residential mortgage	44,931	52,288	4.25	4.53	1,431	1,778	(347)	(106)	(241)
Residential home equity and direct	25,378	27,161	5.74	6.08	1,089	1,237	(148)	(68)	(80)
Indirect auto	26,547	24,809	6.25	6.68	1,240	1,240	—	(83)	83
Indirect other	10,920	11,255	6.79	7.19	555	606	(51)	(33)	(18)
Student	7,375	7,622	3.96	4.75	219	271	(52)	(43)	(9)
Credit card	4,610	5,097	8.99	9.34	310	356	(46)	(13)	(33)
Total loans and leases HFI	289,763	311,046	4.02	4.42	8,720	10,294	(1,574)	(949)	(625)
LHFS	4,485	5,575	2.61	3.00	88	126	(38)	(15)	(23)
Total loans and leases	294,248	316,621	4.00	4.39	8,808	10,420	(1,612)	(964)	(648)
Total earning assets	453,719	431,930	3.08	3.72	10,447	12,034	(1,587)	(1,648)	61
Nonearning assets	64,444	65,780
Total assets	$518,163	$497,710
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$106,234	$93,205	0.06	0.28	44	199	(155)	(178)	23
Money market and savings	133,167	123,536	0.03	0.27	27	254	(227)	(245)	18
Time deposits	18,609	32,157	0.32	1.10	45	265	(220)	(138)	(82)
Total interest-bearing deposits (6)	258,010	248,898	0.06	0.39	116	718	(602)	(561)	(41)
Short-term borrowings	6,081	11,350	0.84	1.46	38	124	(86)	(41)	(45)
Long-term debt	37,339	47,643	1.59	1.78	446	635	(189)	(63)	(126)
Total interest-bearing liabilities	301,430	307,891	0.27	0.64	600	1,477	(877)	(665)	(212)
Noninterest-bearing deposits (6)	136,118	110,375
Other liabilities	11,262	12,133
Shareholders’ equity	69,353	67,311
Total liabilities and shareholders’ equity	$518,163	$497,710
Average interest-rate spread			2.81%	3.08%
NIM/net interest income - taxable equivalent			2.90%	3.26%	$9,847	$10,557	$(710)	$(983)	$273
Taxable-equivalent adjustment					$84	$97
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
(6)Total deposit costs were 0.04% and 0.27% for the nine months ended September 30, 2021 and 2020, respectively.
Truist Financial Corporation 45

Provision for Credit Losses

Third Quarter 2021 compared to Third Quarter 2020

The provision for credit losses was a benefit of $324 million, compared to a cost of $421 million for the earlier quarter. The earlier quarter reflected significant uncertainty related to the economic impacts resulting from the pandemic, whereas the current quarter includes a reserve release due to the improving economic outlook. Net charge-offs for the third quarter of 2021 totaled $135 million compared to $326 million in the earlier quarter. The third quarter of 2020 included $97 million of charge-offs related to the implementation of CECL, which required a gross up of loan carrying values in connection with the establishment of an allowance on PCD loans. The net charge-off ratio for the current quarter of 0.19% was down 23 basis points compared to the third quarter 2020, due primarily to the additional losses on PCD loans taken in the earlier quarter and lower actual net losses in the commercial portfolio.

Nine Months of 2021 compared to Nine Months of 2020

The provision for credit losses was a benefit of $710 million for the nine months ended September 30, 2021, compared to a cost of $2.2 billion for the prior period. The prior period included significant uncertainty related to the economic impacts resulting from the pandemic, whereas the current period includes reserve releases due to the improving economic outlook. Net charge-offs for the nine months ended September 30, 2021 totaled $515 million compared to $914 million in the earlier period. The 2020 period included the previously mentioned $97 million of charge-offs related to the implementation of CECL. The net charge-off ratio for the current year of 0.24% was down 15 basis points compared to the prior period, primarily driven by lower losses across all portfolios, partially driven by additional losses on PCD loans taken in 2020, combined with higher recoveries.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Insurance income	$645	$518	24.5%	$1,961	$1,648	19.0%
Wealth management income	356	324	9.9	1,042	945	10.3
Service charges on deposits	276	247	11.7	787	754	4.4
Residential mortgage income	179	221	(19.0)	396	807	(50.9)
Investment banking and trading income	301	244	23.4	958	636	50.6
Card and payment related fees	225	200	12.5	650	558	16.5
Lending related fees	74	77	(3.9)	268	210	27.6
Operating lease income	57	72	(20.8)	191	232	(17.7)
Commercial real estate related income	78	55	41.8	259	148	75.0
Income from bank-owned life insurance	43	46	(6.5)	139	135	3.0
Securities gains (losses)	—	104	NM	—	402	NM
Other income	131	102	28.4	316	119	165.5
Total noninterest income	$2,365	$2,210	7.0	$6,967	$6,594	5.7

Third Quarter 2021 compared to Third Quarter 2020

Noninterest income for the third quarter of 2021 increased $155 million, or 7.0%, compared to the earlier quarter. Noninterest income for the third quarter of 2020 included $104 million of securities gains on available-for-sale securities. Excluding securities gains, noninterest income increased $259 million, or 12%, compared to the earlier quarter. Insurance income increased $127 million due to acquisitions, as well as organic growth. Investment banking and trading income increased $57 million due to strong merger and acquisition activity and loan syndications. Wealth management income increased $32 million due to higher valuations of assets under management. Service charges on deposit accounts and card and payment related fees increased $29 million and $25 million, respectively, due to increased economic activity. Residential mortgage banking income decreased $42 million primarily due to lower production related revenues as a result of lower gain on sale margins and volumes, partially offset by higher servicing income due to increases in the valuation of mortgage servicing rights and lower prepayment rates. Other income increased $29 million primarily due to investment income (primarily valuation gains) from the Company’s SBIC investments.

46 Truist Financial Corporation

Nine Months of 2021 compared to Nine Months of 2020

Noninterest income for the nine months ended September 30, 2021 increased $373 million, or 5.7%, compared to the prior period. Other income for the nine months ended September 30, 2021 includes a $37 million gain from the divestiture of certain businesses, whereas noninterest income for the nine months ended September 30, 2020 included $402 million of securities gains on available-for-sale securities. Excluding securities gains and the divestiture gain, noninterest income increased $738 million, or 12%, compared to the prior period. Investment banking and trading income increased $322 million due to strong investment banking income from loan syndications and merger and acquisition fees, as well as the impact from CVA recoveries in the current period compared to losses in the earlier period. Insurance income increased $313 million due to acquisitions, as well as organic growth. Other income increased $197 million primarily due to higher valuations of $96 million for assets held for certain post-retirement benefits, which is largely offset by higher benefits expense included in personnel expense. In addition, other income increased $94 million related to increased investment income (primarily valuations gains) from the Company’s SBIC and Truist Ventures investments. Commercial real-estate related income increased $111 million primarily due to client-related structured real estate transactions. Wealth management increased $97 million due to higher valuations of assets under management. Card and payment related fees and service charges on deposits increased $92 million and $33 million, respectively, due to increased economic activity. Lending related fees increased $58 million due to gains from the sale of finance leases and noninterest loan fees due to higher unused line fees. Residential mortgage banking income decreased $411 million primarily due to lower production related revenues as a result of lower gain on sale margins and volumes, partially offset by higher servicing income due to an increase in the valuation of mortgage servicing rights. Operating lease income decreased $41 million due to declines in the lease portfolio.

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Personnel expense	$2,187	$2,058	6.3%	$6,536	$6,038	8.2%
Professional fees and outside processing	372	323	15.2	1,063	859	23.7
Net occupancy expense	187	233	(19.7)	578	697	(17.1)
Software expense	251	221	13.6	707	647	9.3
Amortization of intangibles	145	170	(14.7)	431	513	(16.0)
Equipment expense	154	127	21.3	389	363	7.2
Marketing and customer development	94	75	25.3	226	215	5.1
Operating lease depreciation	47	56	(16.1)	144	204	(29.4)
Loan-related expense	52	59	(11.9)	161	177	(9.0)
Regulatory costs	43	34	26.5	99	93	6.5
Merger-related and restructuring charges	172	236	(27.1)	610	552	10.5
Loss (gain) on early extinguishment of debt	—	—	—	(3)	235	(101.3)
Other expense	91	163	(44.2)	475	471	0.8
Total noninterest expense	$3,795	$3,755	1.1	$11,416	$11,064	3.2

Third Quarter 2021 compared to Third Quarter 2020

Noninterest expense for the third quarter of 2021 was up $40 million, or 1.1%, compared to the earlier quarter. Merger-related and restructuring charges decreased $64 million primarily due to facilities impairments in the earlier quarter, while incremental operating expenses related to the Merger increased $39 million, primarily reflected in professional fees and outside processing. The current quarter also includes a $30 million professional fee to develop an ongoing program to identify, prioritize, and roadmap teammate generated revenue growth and expense savings opportunities beyond the Merger. The earlier quarter included $50 million for charitable contributions to the Truist Charitable Fund (other expense). Excluding the aforementioned items and changes in amortization of intangibles, adjusted noninterest expense was up $110 million, or 3.5%, compared to the earlier quarter. Personnel expense increased $129 million primarily due to higher incentive expenses due to variable compensation from higher revenues and improved overall performance relative to targets, higher medical insurance claims, and personnel cost related to acquired companies, partially offset by lower equity based compensation. Additionally, net occupancy expense decreased $46 million primarily due to branch and property consolidations. Other expense also includes a decrease of $42 million for non-service-related pension cost components.

Truist Financial Corporation 47

Nine Months of 2021 compared to Nine Months of 2020

Noninterest expense for the nine months ended September 30, 2021 was up $352 million, or 3.2%, compared to the earlier period. Merger-related and restructuring charges increased $58 million and other incremental operating expenses related to the Merger increased $201 million. The current period also includes $200 million for charitable contributions to the Truist Foundation and the Truist Charitable Fund, $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges, the previously mentioned $30 million professional fee expense and a small gain on the early extinguishment of debt, whereas the earlier period included a $235 million loss on the early extinguishment of debt and a $50 million charitable contribution. Excluding the aforementioned items and changes in amortization of intangibles, noninterest expense increased $197 million, or 2.1%, compared to the earlier period. Personnel expense increased $498 million primarily driven by higher incentive expenses due to variable compensation from higher revenues and improved overall performance relative to targets, higher other employee benefits due to the previously mentioned increase in noninterest income, higher medical insurance claims, and personnel cost related to acquired companies. These increases in personnel expense were partially offset by lower salaries due to fewer FTEs. Software expense increased $60 million due to higher spending on certain projects. Other expense includes decreases of $125 million for non-service-related pension cost components. There was also a decrease of $119 million from net occupancy expense primarily due to branch and property consolidations and a decrease in operating lease depreciation of $60 million due to valuation adjustments taken in the prior year.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(Dollars in millions)	Accrual at Jul 1, 2021	Expense	Utilized	Accrual at Sep 30, 2021	Accrual at Jan 1, 2021	Expense	Utilized	Accrual at Sep 30, 2021
Severance and personnel-related (1)	$152	$77	$(154)	$75	$36	$269	$(230)	$75
Occupancy and equipment	5	3	(8)	—	—	110	(110)	—
Professional services	28	79	(69)	38	16	197	(175)	38
Systems conversion and related costs	—	9	(9)	—	—	22	(22)	—
Other	10	4	(4)	10	11	12	(13)	10
Total (2)	$195	$172	$(244)	$123	$63	$610	$(550)	$123
(1)Includes $189 million of restructuring charges for the nine months ended September 30, 2021 related to the Company’s voluntary separation and retirement program.
(2)Related to the Merger, the Company recognized $170 million of expenses for the three months ended September 30, 2021 and $578 million for the nine months ended September 30, 2021. At September 30, 2021, the Company had an accrual of $117 million related to the Merger. The remaining expense and accrual relate to other restructuring activities.

Segment Results

Truist operates and measures business activity across three segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings, with functional activities included in Other, Treasury and Corporate. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. See “Note 18. Operating Segments” herein and “Note 21. Operating Segments” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures related to Truist’s reportable business segments, including additional details related to results of operations. Fluctuations in noninterest income and noninterest expense are more fully discussed in the Noninterest Income and Noninterest Expense sections above.

Table 5: Net Income by Reportable Segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Consumer Banking and Wealth	$872	$818	6.6%	$2,510	$2,204	13.9%
Corporate and Commercial Banking	1,075	586	83.4	3,245	1,408	130.5
Insurance Holdings	105	77	36.4	392	308	27.3
Other, Treasury & Corporate	(348)	(340)	2.4	(1,312)	(758)	73.1
Truist Financial Corporation	$1,704	$1,141	49.3	$4,835	$3,162	52.9

48 Truist Financial Corporation

Third Quarter 2021 compared to Third Quarter 2020

Consumer Banking and Wealth

CB&W net income was $872 million for the third quarter of 2021, an increase of $54 million compared to the earlier quarter. Segment net interest income decreased $155 million primarily due to a decline in the funding credit provided on deposits, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $186 million which reflects the impact of an allowance release during the current quarter and an allowance build during the earlier quarter. The earlier quarter reflected significant uncertainty related to the economic impacts resulting from the pandemic, whereas the current quarter includes a reserve release due to the improving economic outlook. Noninterest income increased $35 million due to increases in wealth management income due to favorable market conditions in the current quarter, card and related fee income, and service charges on deposits, partially offset by lower residential mortgage income driven by lower gain on sale margins and volumes. Noninterest expense was stable compared to earlier quarter.

CB&W average loans held for investment decreased $6.8 billion, or 4.9%, for the third quarter of 2021 compared to the earlier quarter, primarily driven by lower residential mortgage and home equity lending, partially offset by increased indirect auto lending. Average total deposits increased $23 billion, or 10.4%, for the third quarter of 2021 compared to the earlier quarter primarily due to the impact of fiscal and monetary stimulus.

Corporate and Commercial Banking

C&CB net income was $1.1 billion for the third quarter of 2021, an increase of $489 million compared to the earlier quarter. Segment net interest income decreased $110 million primarily due to reduced funding credit on deposits, lower purchase accounting accretion, and a decline in average loans, partially offset by higher spreads on loans. The allocated provision for credit losses decreased $575 million primarily reflecting an allowance release in the current quarter, whereas the earlier quarter included an allowance build. The earlier quarter reflected significant uncertainty related to the economic impacts resulting from the pandemic, whereas the current quarter includes a reserve release due to the improving economic outlook. Noninterest income increased $145 million driven by investment banking income, commercial real estate income, and higher investment income (primarily valuation gains) from SBIC investments. Noninterest expense decreased $25 million primarily due to lower operating losses, operating lease depreciation, and lower allocated corporate expenses in the current quarter, partially offset by higher restructuring charges in the current quarter.

C&CB average loans held for investment decreased $17.6 billion, or 10.5%, for the third quarter of 2021 compared to the earlier quarter, primarily due to PPP loan forgiveness and lower line utilization in commercial loans, commercial real estate, and dealer floor plan. Average total deposits increased $8.8 billion, or 6.2%, for the third quarter of 2021 compared to the earlier quarter, primarily due to the impact of fiscal and monetary stimulus.

Insurance Holdings

IH net income was $105 million for the third quarter of 2021, an increase of $28 million compared to the earlier quarter. Noninterest income increased $128 million primarily due to acquisitions and higher property and casualty insurance production from strong organic growth. Noninterest expense increased $91 million primarily due to higher performance-based incentives and amortization of intangibles related to acquisitions.

Other, Treasury & Corporate

OT&C generated a net loss of $348 million in the third quarter of 2021, compared to a net loss of $340 million in the earlier quarter. Segment net interest income increased $135 million primarily due to lower net funding credits on liabilities to other segments and higher earnings in the securities portfolio from purchases to utilize excess liquidity. The allocated provision for credit losses increased $15 million which primarily reflects a smaller release in the reserve for unfunded commitments in the current quarter compared to the earlier quarter. Noninterest income decreased $153 million primarily due to a gain on sale of securities in the earlier quarter. Noninterest expense decreased $22 million primarily due to lower merger related charges in the current quarter and charitable contributions to the Truist Foundation and the Truist Charitable Fund in the earlier quarter, partially offset by higher incentive expense driven by executive incentive compensation and higher accruals reflecting the job regrading project in the fourth quarter 2020.

Truist Financial Corporation 49

Nine Months of 2021 compared to Nine Months of 2020

Consumer Banking and Wealth

CB&W net income was $2.5 billion for the nine months ended September 30, 2021, an increase of $306 million compared to the same period of the prior year. Segment net interest income decreased $325 million primarily due to reduced funding credit on deposits, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $796 million primarily due to an allowance release that was primarily driven by an improving economic outlook and lower net charge offs in the auto, home equity, card, and mortgage portfolios as well as lower loan balances. Noninterest income decreased $197 million, due to lower residential mortgage income driven by lower gain on sale margins and volumes, partially offset by increased revenues in wealth management and card and payment related activities resulting from improving economic conditions as well as gains from the divestiture of certain businesses. Noninterest expense decreased $120 million primarily due to lower salary expense, pension costs, amortization of intangibles, and occupancy expenses, partially offset by increased incentives tied to performance and related benefits expense in the current year.

CB&W average loans and leases decreased $7.6 billion, or 5.4%, at September 30, 2021, compared to the same period of the prior year, primarily due to lower residential mortgage loans and home equity lending, partially offset by increased mortgage warehouse and indirect auto lending. Average total deposits were up $25.7 billion, or 12%, at September 30, 2021, compared to the same period of the prior year, primarily due to the impact of fiscal and monetary stimulus.

Corporate and Commercial Banking

C&CB net income was $3.2 billion for the nine months ended September 30, 2021, an increase of $1.8 billion compared to the same period of the prior year. Segment net interest income decreased $283 million primarily due to reduced funding credit on deposits, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $1.9 billion which reflects an allowance release driven by an improving economic outlook, lower net charge offs primarily in the commercial and industrial portfolio as well as lower loan balances. Noninterest income increased $570 million due to strong investment banking and trading income, commercial real-estate related income, increased lending related fees, income from strategic investments, and increased service charges on deposits. Noninterest expense decreased $174 million primarily due to lower operating lease depreciation, lower allocated corporate expenses, a reduction in LIHTC liability mark accretion, and reduced salary and equity based compensation expense, partially offset by higher incentives tied to performance and increased professional fees and outside processing expense.

C&CB average loans and leases decreased $14 billion, or 8.3%, at September 30, 2021, compared to the same period of the prior year, primarily due to lower line utilization in commercial loans, commercial real estate, and dealer floor plan. Average total deposits were up $12.5 billion, or 9.3%, at September 30, 2021, compared to the same period of the prior year, primarily due to the impact of fiscal and monetary stimulus.

Insurance Holdings

IH net income was $392 million for the nine months ended September 30, 2021, an increase of $84 million compared to the same period of the prior year. Noninterest income increased $304 million primarily due to higher property and casualty insurance production as well as acquisitions. Noninterest expense increased $198 million primarily due to commissions on higher production in the current year.

Other, Treasury and Corporate

OT&C generated a net loss of $1.3 billion in the nine months ended September 30, 2021, compared to a net loss of $758 million in the same period of the prior year. Segment net interest income decreased $84 million primarily due to lower net funding credits to other segments due to lower market rates partially offset by lower interest expense on borrowings. The allocated provision for credit losses decreased $124 million which primarily reflects changes in the reserve for unfunded commitments as well as an allowance release in the current year resulting from the improving economic outlook. Noninterest income decreased $304 million primarily due to a gain on the sale of non-agency MBS in the same period of the prior year, partially offset by income from assets held for certain post-employment benefits. Noninterest expense increased $448 million primarily due to charitable contributions to the Truist Foundation and the Truist Charitable Fund, as well as higher incremental operating expenses related to the Merger and higher restructuring charges in the current year, partially offset by the loss on early extinguishment of long-term debt in the same period of the prior year.

50 Truist Financial Corporation

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $151.0 billion at September 30, 2021, compared to $120.8 billion at December 31, 2020. The increase was due primarily to increases in U.S. Treasury securities and MBS resulting from strong deposit growth resulting from fiscal and monetary stimulus.

As of September 30, 2021, approximately 2.9% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 1.9% as of December 31, 2020. The effective duration of the securities portfolio was 5.6 years at September 30, 2021, compared to 4.0 years at December 31, 2020.

U.S. Treasury, GSE, and Agency MBS represents 98% of the total securities portfolio as of September 30, 2021 and more than 99% at December 31, 2020.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Commercial:
Commercial and industrial	$130,025	$133,646	$136,051	$139,223	$143,452
CRE	24,849	25,645	26,211	27,030	27,761
Commercial construction	5,969	6,359	6,557	6,616	6,861
Lease financing	4,917	4,893	4,975	5,401	5,626
Consumer:
Residential mortgage	45,369	43,605	45,823	48,847	51,500
Residential home equity and direct	25,242	25,238	25,658	26,327	26,726
Indirect auto	26,830	26,444	26,363	25,788	24,732
Indirect other	11,112	10,797	10,848	11,291	11,530
Student	7,214	7,396	7,519	7,519	7,446
Credit card	4,632	4,552	4,645	4,818	4,810
Total average loans and leases HFI	$286,159	$288,575	$294,650	$302,860	$310,444

Average loans and leases held for investment for the third quarter of 2021 were $286.2 billion, down $2.4 billion, or 0.8%, compared to the second quarter of 2021.

Average commercial loans decreased $4.8 billion, or 2.8%, as $1.5 billion of average growth within the core commercial and industrial portfolio was more than offset by a $4.0 billion decrease in average Paycheck Protection Program loans (commercial and industrial), a $1.1 billion decrease in average dealer floor plan loans (commercial and industrial), a $796 million decrease in average CRE loans, and a $390 million decrease in average commercial construction loans. Approximately $600 million of senior care facility loans were transferred primarily from CRE to commercial and industrial at the beginning of August, which impacted the variances noted above.

Average consumer loans increased $2.3 billion, or 2.0%, primarily due to a $1.8 billion increase in residential mortgages due to increased capacity, lower prepayments, and the decision to balance sheet certain production from the correspondent channel, a $386 million increase in indirect auto loans primarily due to solid growth in the prime automobile segment, and a $315 million increase in other indirect loans primarily due to growth in recreational and power sports lending. Residential home equity and direct loans were up slightly due to solid growth from LightStream more than offsetting the decline in home equity lines of credit.
Truist Financial Corporation 51

COVID-19 Lending Activities

The CARES Act created the PPP, which has temporarily expanded the Small Business Administration’s business loan guarantee program. The carrying value of PPP loans was $3.5 billion as of September 30, 2021. The CARES Act additionally includes provisions that were designed to encourage financial institutions to support borrowers impacted by COVID-19. These modifications are generally not considered a TDR. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures related to modifications and TDRs. Payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The following table provides a summary of accommodations as of September 30, 2021:

Table 7: Client Accommodations (1)
	Active Accommodations		Exited Accommodations
September 30, 2021 (Dollars in millions)	Total Count	Outstanding Balance	Outstanding Balance	% Paid-off or Current (2)	Types of Accommodations
Commercial	324	$4	$17,297	98%	Clients may elect to defer loan or lease payments for up to 90 days without late fees being incurred but with finance charges continuing to accrue.
Consumer	13,715	553	8,292	87
Clients may elect to defer loan payments for time periods that generally range from 30 to 90 days without late fees being incurred but with finance charges generally continuing to accrue. The Company’s residential mortgage forbearance program generally provides up to 180 days of relief. Additional relief may be provided in certain circumstances.

Credit card	454	2	156	88	Clients may elect to defer payments for up to 90 days without late fees being incurred but with finance charges accruing. In addition, Truist provided credit card clients with 5% cash back on qualifying card purchases for certain important basic needs.
Total	14,493	$559	$25,745
(1)Excludes approximately 9,000 client accommodations related to government guaranteed loans totaling approximately $1.2 billion.
(2)Calculated based on accommodation count; includes loans that are less than 30 days past due.

The following table provides a summary of the Company’s exposure related to loans that have exited accommodations:

Table 8: Accommodations Exposure
September 30, 2021 (Dollars in millions)	Exposure
Current	$24,513
Past due and still accruing	492
Nonperforming	740
Total	$25,745

The following table provides a summary of exposure to industries that management believes were more vulnerable during the COVID-19 pandemic. These selected industry exposures represent 8.8% of loans held for investment at September 30, 2021. Truist is actively managing these portfolios and will continue to make underwriting or risk acceptance adjustments as appropriate.

Table 9: Selected Credit Exposures
September 30, 2021 (Dollars in billions)	Outstanding Balance	Percentage of Loans HFI
Senior Care	$6.7	2.4%
Hotels, Resorts & Cruise Lines	5.7	2.0
Acute Care Facilities	4.9	1.7
Oil & Gas Portfolio	3.8	1.3
Restaurants	2.4	0.8
Sensitive Retail	1.7	0.6
Total	$25.2	8.8%

52 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 10: Asset Quality
(Dollars in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
NPAs:
NPLs:
Commercial and industrial	$411	$397	$451	$532	$507
CRE	20	25	58	75	52
Commercial construction	7	12	13	14	7
Lease financing	12	5	23	28	32
Residential mortgage	306	302	290	316	205
Residential home equity and direct	146	165	172	205	180
Indirect auto	172	148	158	155	137
Indirect other	6	6	6	5	4
Total NPLs HFI	1,080	1,060	1,171	1,330	1,124
Loans held for sale	76	78	72	5	130
Total nonaccrual loans and leases	1,156	1,138	1,243	1,335	1,254
Foreclosed real estate	9	13	18	20	30
Other foreclosed property	39	41	38	32	30
Total nonperforming assets	$1,204	$1,192	$1,299	$1,387	$1,314
TDRs:
Performing TDRs:
Commercial and industrial	$144	$144	$142	$78	$84
CRE	8	24	47	47	36
Commercial construction	—	—	—	—	1
Lease financing	56	58	59	60	1
Residential mortgage	712	727	733	648	640
Residential home equity and direct	105	107	109	88	71
Indirect auto	390	389	399	392	336
Indirect other	7	7	7	6	5
Student	23	13	8	5	5
Credit card	30	32	35	37	38
Total performing TDRs	1,475	1,501	1,539	1,361	1,217
Nonperforming TDRs	159	190	207	164	140
Total TDRs	$1,634	$1,691	$1,746	$1,525	$1,357
Loans 90 days or more past due and still accruing: (1)
Commercial and industrial	$2	$14	$14	$13	$6
CRE	—	—	—	—	8
Lease financing	16	—	—	—	—
Residential mortgage	852	976	975	841	573
Residential home equity and direct	7	7	11	10	5
Indirect auto	2	2	2	2	8
Indirect other	2	1	1	2	3
Student	968	1,046	1,037	1,111	570
Credit card	23	22	32	29	24
Total loans 90 days or more past due and still accruing	$1,872	$2,068	$2,072	$2,008	$1,197
Loans 30-89 days past due and still accruing: (1)
Commercial and industrial	$131	$128	$117	$83	$155
CRE	4	7	9	14	7
Commercial construction	2	1	4	5	—
Lease financing	4	18	35	6	9
Residential mortgage	495	543	577	782	796
Residential home equity and direct	81	73	82	98	103
Indirect auto	560	428	328	495	321
Indirect other	53	47	45	68	52
Student	456	548	556	618	666
Credit card	37	31	35	51	39
Total loans 30-89 days past due and still accruing	$1,823	$1,824	$1,788	$2,220	$2,148
(1)The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period.
Truist Financial Corporation 53

Nonperforming assets totaled $1.2 billion at September 30, 2021, up $12 million compared to June 30, 2021. Nonperforming loans and leases represented 0.40% of total loans and leases, up one basis point compared to June 30, 2021.

Performing TDRs were down $26 million compared to the prior quarter primarily due to declines in the residential mortgage and CRE portfolios.

Loans 90 days or more past due and still accruing totaled $1.9 billion at September 30, 2021, down $196 million compared to the prior quarter. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.66% at September 30, 2021, down six basis points from the prior quarter. The decline in loans 90 days or more past due and still accruing was primarily in residential mortgages and student loans. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.03% at September 30, 2021, down one basis point from June 30, 2021.

Loans 30-89 days past due and still accruing of $1.8 billion at September 30, 2021 were stable compared to the prior quarter.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 10. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 5. Loans and ACL” for additional disclosures related to these potential problem loans.

Table 11: Asset Quality Ratios
As of / For the Three Months Ended	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.64%	0.64%	0.61%	0.74%	0.70%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.66	0.72	0.71	0.67	0.39
NPLs as a percentage of loans and leases HFI	0.38	0.37	0.40	0.44	0.37
NPLs as a percentage of total loans and leases (1)	0.40	0.39	0.42	0.44	0.40
NPAs as a percentage of:
Total assets (1)	0.23	0.23	0.25	0.27	0.26
Loans and leases HFI plus foreclosed property	0.40	0.39	0.42	0.46	0.39
Net charge-offs as a percentage of average loans and leases HFI	0.19	0.20	0.33	0.27	0.42
ALLL as a percentage of loans and leases HFI	1.65	1.79	1.94	1.95	1.91
Ratio of ALLL to:
Net charge-offs	8.79x	8.98x	5.87x	7.15x	4.52x
NPLs	4.35x	4.83x	4.84x	4.39x	5.22x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding PPP and other government guaranteed (2)	0.03%	0.04%	0.04%	0.04%	0.03%
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

54 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 12: Rollforward of NPAs
(Dollars in millions)	2021	2020
Balance, January 1	$1,387	$684
New NPAs (1)	1,580	2,467
Advances and principal increases	280	255
Disposals of foreclosed assets (2)	(297)	(333)
Disposals of NPLs (3)	(203)	(521)
Charge-offs and losses	(279)	(443)
Payments	(775)	(553)
Transfers to performing status	(445)	(258)
Other, net	(44)	16
Ending balance, September 30	$1,204	$1,314
(1)For 2020, includes approximately $500 million of loans previously classified as PCI that would have otherwise been nonperforming as of December 31, 2019.
(2)Includes charge-offs and losses recorded upon sale of $95 million and $99 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes charge-offs and losses recorded upon sale of $1 million and $126 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table provides a summary of performing TDR activity:

Table 13: Rollforward of Performing TDRs
(Dollars in millions)	2021	2020
Balance, January 1	$1,361	$980
Inflows	548	599
Payments and payoffs (1)	(283)	(113)
Charge-offs	(33)	(34)
Transfers to nonperforming TDRs (2)	(31)	(66)
Removal due to the passage of time	(10)	(6)
Non-concessionary re-modifications	(15)	(2)
Transferred to LHFS, sold and other	(62)	(141)
Balance, September 30	$1,475	$1,217
(1)Includes scheduled principal payments, prepayments, and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.
Truist Financial Corporation 55

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2021:

Table 14: Payment Status of TDRs (1)
September 30, 2021 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$144	100.0%	$—	—%	$—	—%	$144
CRE	8	100.0	—	—	—	—	8
Lease financing	56	100.0	—	—	—	—	56
Consumer:
Residential mortgage	482	67.7	81	11.4	149	20.9	712
Residential home equity and direct	101	96.2	4	3.8	—	—	105
Indirect auto	320	82.1	70	17.9	—	—	390
Indirect other	6	85.7	1	14.3	—	—	7
Student	22	95.7	1	4.3	—	—	23
Credit card	26	86.7	3	10.0	1	3.3	30
Total performing TDRs	1,165	78.9	160	10.9	150	10.2	1,475
Nonperforming TDRs	49	30.8	17	10.7	93	58.5	159
Total TDRs	$1,214	74.3	$177	10.8	$243	14.9	$1,634
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.

56 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 15: Activity in ACL
	For the Three Months Ended					For the Nine Months Ended
(Dollars in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	2021	2020
Balance, beginning of period	$5,436	$6,011	$6,199	$6,229	$6,133	$6,199	$1,889
CECL adoption - impact to retained earnings before tax	—	—	—	—	—	—	2,762
CECL adoption - reserves on PCD assets	—	—	—	—	—	—	378
Provision for credit losses	(324)	(434)	48	177	421	(710)	2,158
Charge-offs:
Commercial and industrial	(57)	(51)	(73)	(84)	(112)	(181)	(274)
CRE	(1)	—	(4)	(19)	(44)	(5)	(59)
Commercial construction	—	—	(2)	(8)	(19)	(2)	(22)
Lease financing	—	(2)	(6)	(4)	(44)	(8)	(50)
Residential mortgage	(7)	(4)	(11)	(6)	(4)	(22)	(50)
Residential home equity and direct	(51)	(57)	(55)	(46)	(52)	(163)	(185)
Indirect auto	(73)	(69)	(105)	(84)	(72)	(247)	(294)
Indirect other	(13)	(11)	(17)	(14)	(8)	(41)	(46)
Student	(6)	(3)	(3)	(3)	(6)	(12)	(20)
Credit card	(31)	(42)	(40)	(35)	(44)	(113)	(147)
Total charge-offs	(239)	(239)	(316)	(303)	(405)	(794)	(1,147)
Recoveries:
Commercial and industrial	21	20	19	34	20	60	58
CRE	1	4	1	1	—	6	4
Commercial construction	1	1	1	1	2	3	10
Lease financing	21	3	—	—	4	24	4
Residential mortgage	3	5	2	3	3	10	7
Residential home equity and direct	20	20	18	20	16	58	46
Indirect auto	22	27	22	24	22	71	63
Indirect other	5	7	6	5	4	18	18
Student	1	—	—	—	—	1	1
Credit card	9	10	9	10	8	28	22
Total recoveries	104	97	78	98	79	279	233
Net charge-offs	(135)	(142)	(238)	(205)	(326)	(515)	(914)
Other	1	1	2	(2)	1	4	(44)
Balance, end of period	$4,978	$5,436	$6,011	$6,199	$6,229	$4,978	$6,229
ALLL (excluding PCD loans)	$4,577	$4,979	$5,506	$5,668	$5,675
ALLL for PCD loans	125	142	156	167	188
RUFC	276	315	349	364	366
Total ACL	$4,978	$5,436	$6,011	$6,199	$6,229

Net charge-offs during the third quarter totaled $135 million, down $7 million compared to the prior quarter. The net charge-off ratio was 0.19%, down one basis point compared to the prior quarter.

The allowance for credit losses was $5.0 billion and includes $4.7 billion for the allowance for loan and lease losses and $276 million for the reserve for unfunded commitments. The ALLL ratio was 1.65% compared to 1.79% at June 30, 2021. The ALLL covered nonperforming loans and leases held for investment 4.35X compared to 4.83X at June 30, 2021. At September 30, 2021, the ALLL was 8.79X annualized net charge-offs, compared to 8.98X at June 30, 2021.

Truist Financial Corporation 57

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 16: Allocation of ALLL by Category
	September 30, 2021			December 31, 2020
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,541	32.7%	45.2%	$2,156	37.0%	46.2%
CRE	370	7.9	8.5	573	9.8	8.9
Commercial construction	59	1.3	2.0	81	1.4	2.2
Lease financing	31	0.7	1.7	48	0.8	1.7
Residential mortgage	311	6.6	16.4	368	6.3	15.8
Residential home equity and direct	645	13.7	8.8	714	12.2	8.7
Indirect auto	1,071	22.8	9.4	1,198	20.5	8.7
Indirect other	194	4.1	3.9	208	3.6	3.7
Student	126	2.7	2.5	130	2.2	2.5
Credit card	354	7.5	1.6	359	6.2	1.6
Total ALLL	4,702	100.0%	100.0%	5,835	100.0%	100.0%
RUFC	276			364
Total ACL	$4,978			$6,199

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of September 30, 2021, Truist held or serviced the first lien on 30% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 17: Other Assets as of Period End
(Dollars in millions)	September 30, 2021	December 31, 2020
Bank-owned life insurance	$6,512	$6,479
Tax credit and other private equity investments	6,012	5,685
Prepaid pension assets	4,814	4,358
Derivative assets	2,976	3,837
Accrued income	1,841	1,934
Accounts receivable	1,910	1,833
Leased assets and related assets	1,846	1,810
ROU assets	1,207	1,333
Prepaid expenses	1,091	1,247
Equity securities at fair value	1,026	1,054
Structured real estate	322	390
FHLB stock	48	164
Other	446	549
Total other assets	$30,051	$30,673

58 Truist Financial Corporation

Funding Activities

Deposits

The following table presents average deposits:

Table 18: Average Deposits
Three Months Ended (Dollars in millions)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Noninterest-bearing deposits	$141,738	$137,892	$128,579	$127,103	$123,966
Interest checking	107,802	106,121	104,744	99,866	96,707
Money market and savings	136,094	134,029	129,303	124,692	123,598
Time deposits	17,094	18,213	20,559	23,605	27,940
Total average deposits	$402,728	$396,255	$383,185	$375,266	$372,211

Average deposits for the third quarter of 2021 were $402.7 billion, an increase of $6.5 billion, or 1.6%, compared to the prior quarter. Average noninterest bearing deposits grew 2.8% compared to the prior quarter and represented 35.2% of total deposits for the third quarter of 2021, compared to 34.8% for the prior quarter. Average interest checking and money market and savings grew 1.6% and 1.5%, respectively, compared to the prior quarter.

Average time deposits decreased 6.1% primarily due to the maturity of higher-cost personal accounts.

Borrowings

At September 30, 2021, short-term borrowings totaled $5.2 billion, a decrease of $866 million compared to December 31, 2020, due primarily to a decrease of $2.6 billion in short-term FHLB advances, partially offset by an increase of $1.4 billion in securities sold under agreements to repurchase.

Average short-term borrowings were $5.4 billion or 1.2% of total funding for the third quarter of 2021, as compared to $6.2 billion or 1.5% for the prior year. Average short-term borrowings decreased as a percentage of funding sources due to strong deposit growth. Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $37.8 billion at September 30, 2021, a decrease of $1.8 billion compared to December 31, 2020. During 2021, the Company had $5.8 billion of senior long term debt maturities and redemptions, partially offset by $2.3 billion of issuances of fixed rate senior notes with an interest rate of 1.27% to 1.89% maturing between 2027 to 2029 and issuances of $2.3 billion in variable rate senior notes maturing between 2024 and 2025. FHLB advances represented 2.3% of total outstanding long-term debt at September 30, 2021, compared to 2.2% at December 31, 2020. The average cost of long-term debt was 1.59% for the nine months ended September 30, 2021, down 19 basis points compared to the same period in 2020.

Shareholders’ Equity

Total shareholders’ equity was $68.9 billion at September 30, 2021, a decrease of $2.0 billion from December 31, 2020. This decrease includes a decrease of $2.3 billion in AOCI, redemptions of $1.4 billion in preferred stock for Series F, G, and H, $2.1 billion in dividends, and $1.1 billion in repurchases of common stock, partially offset by $4.8 billion in net income. Truist’s book value per common share at September 30, 2021 was $46.62, compared to $46.52 at December 31, 2020.

Refer to “Note 10. Shareholders’ Equity” for additional disclosures related to preferred stock redemptions.

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

Truist Financial Corporation 59

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

60 Truist Financial Corporation

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 19: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Up 100	4.25%	4.25%	4.08%	3.43%
Up 50	3.75	3.75	3.15	2.68
No Change	3.25	3.25	—	—
Down 25 (1)	3.00	3.00	(1.22)	(1.62)
Down 50 (1)	2.75	2.75	(1.71)	(1.94)
(1)The Down 25 and 50 rates are floored at one basis point and may not reflect Down 25 and 50 basis points for all rate indices.

Rate sensitivity increased compared to prior periods, primarily driven by excess liquidity and hedging changes partially offset by an increase in the investment securities portfolio.

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

Table 20: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at September 30, 2021 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	4.08%	3.22%	2.37%
Up 50	3.15	2.52	1.90
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2021 as presented in the preceding table.

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

The following table shows the effect that the indicated changes in interest rates would have on EVE:

Table 21: EVE Simulation Analysis
Change in Interest Rates (bps)	Hypothetical Percentage Change in EVE
	Sep 30, 2021	Sep 30, 2020
Up 100	(5.1)%	7.4%
No Change	—	—
Down 100	(3.5)	(6.8)

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist hedges a portion of its AFS securities to reduce mark-to-market volatility within AOCI and also to increase its overall asset sensitivity position. As of September 30, 2021, the Company had $24.0 billion of pay-fixed swaps associated with this hedging program that are accounted for as fair value hedges. In the third quarter of 2021, this hedging program reduced net interest income by $17 million. Truist also uses derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of September 30, 2021, Truist had derivative financial instruments outstanding with notional amounts totaling $329.9 billion, with an associated net fair value of $2.4 billion. See “Note 16. Derivative Financial Instruments” for additional disclosures.

Truist Financial Corporation 61

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

Contract fallback language for existing loans and leases is under review and certain contracts will need updated provisions for the transition. The Company has plans for impacted lines of business to remediate these contracts, train impacted teammates, and provide timely notice to impacted clients. Current fallback language used for new, renewed, and modified contracts is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language, where appropriate. Truist continues to manage the impact of these contracts and other financial instruments, systems implications, hedging strategies, and related operational and market risks on established project plans for business and operational readiness for the transition. Market risks associated with this change are dependent on the alternative reference rates available and market conditions at transition. In 2020, Truist began offering SOFR-based lending solutions to wholesale and consumer clients and entered into SOFR-based derivative contracts. The Company has actively been using SOFR as a reference rate in various loan contracts and has originated approximately $3 billion of loans as of September 30, 2021 using this alternative reference rate. Truist expects SOFR to become a more commonly-used pricing benchmark across the industry and will offer additional SOFR based products during 2021. Other alternative reference rates, such as emerging credit sensitive rates, will be evaluated as additional alternatives for LIBOR. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors” in the Form 10-K for the year ended December 31, 2020.

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

Valuation policies and methodologies exist for all trading positions. Additionally, these positions are subject to independent price verification. See “Note 16. Derivative Financial Instruments,” “Note 15. Fair Value Disclosures,” and “Critical Accounting Policies” herein for discussion of valuation policies and methodologies.

Securitizations

As of September 30, 2021, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $38 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of September 30, 2021.

62 Truist Financial Corporation

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and nine months ended September 30, 2021 and 2020. In the third quarter of 2021, one and ten day VaR measures declined from the same period of last year as heightened market volatility experienced during March 2020 aged out of the 12-month VaR look-back window.

Table 22: VaR-based Measures
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$6	$3	$65	$11	$68	$16	$65	$11
Average	5	2	31	6	16	5	23	5
Minimum	3	2	13	3	3	1	3	1
Period-end	6	3	46	8	6	3	46	8
VaR by Risk Class:
Interest Rate Risk		2		1		2		1
Credit Spread Risk		4		10		4		10
Equity Price Risk		2		2		2		2
Foreign Exchange Risk		—		—		—		—
Portfolio Diversification		(5)		(6)		(5)		(6)
Period-end		3		8		3		8

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

Table 23: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Maximum	$82	$65	$91	$65
Average	52	31	55	31
Minimum	31	14	26	13
Period-end	57	46	57	46

Compared to the prior year periods, stressed VaR measures increased in the third quarter of 2021 primarily due to the normalization of market making inventory levels this year compared to the same periods of 2020 when inventory levels were lower due to the market volatility.

Truist Financial Corporation 63

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended September 30, 2021. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

64 Truist Financial Corporation

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

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To ensure a strong liquidity position and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities. As of September 30, 2021 and December 31, 2020, Truist’s liquid asset buffer, as a percent of total assets, was 24.5% and 20.2%, respectively.

The LCR rule directs large U.S. banking organizations to hold unencumbered high-quality liquid assets sufficient to withstand projected 30-day total net cash outflows, as defined under the LCR rule. As of January 1, 2020, Truist is subject to the Category III reduced LCR requirements. Truist’s average LCR was 114% for the three months ended September 30, 2021, well above the regulatory minimum of 100%.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At September 30, 2021, the Company was compliant with this requirement.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Truist Bank’s credit quality, liquidity, capital, and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. During the nine months ended September 30, 2021, Fitch Ratings, S&P Global Ratings, DBRS Morningstar, and Moody’s Investors Service all affirmed their ratings and provided updates to their rating outlooks for the Company and the Bank as further detailed below.

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

Truist Financial Corporation 65

See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2021 and December 31, 2020, the Parent Company had 36 months and 43 months, respectively, of cash on hand to satisfy projected cash outflows, and 20 months and 22 months, respectively, when including the payment of common stock dividends.

Truist Bank

Truist carefully manages liquidity risk at Truist Bank. Truist Bank’s primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources including FHLB advances, repurchase agreements, and the FRB discount window. The following table presents a summary of Truist Bank’s available secured borrowing capacity and eligible cash at the FRB:

Table 24: Liquidity Sources
(Dollars in millions)	Sep 30, 2021	Dec 31, 2020
Unused borrowing capacity:
FRB	$51,457	$52,831
FHLB	52,459	52,274
AFS securities	120,462	93,623
Available secured borrowing capacity	224,378	198,728
Eligible cash at the FRB	14,674	13,437
Total	$239,052	$212,165

At September 30, 2021, Truist Bank’s available secured borrowing capacity represented approximately 10.8 times the amount of wholesale funding maturities in one-year or less.

66 Truist Financial Corporation

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Refer to Truist’s Annual Report on Form 10-K for the year ended December 31, 2020 for discussion with respect to Truist’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Truist’s commitments include investments in affordable housing projects throughout its market area, renewable energy credits, private equity funds, derivative contracts to manage various financial risks, as well as other commitments. Refer to “Note 14. Commitments and Contingencies,” “Note 15. Fair Value Disclosures,” and “Note 16. Derivative Financial Instruments” in this Form 10-Q, and “Note 16. Commitments and Contingencies” of the Annual Report on Form 10-K for further discussion of these commitments.

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

Table 25: Capital Requirements
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer (1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.2%
Tier 1 capital	6.0	6.0%	8.0	8.7
Total capital	8.0	10.0	10.0	10.7
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB of 2.7% applicable to Truist through September 30, 2021.

Truist completed the 2021 CCAR process and received a SCB of 2.5% for the period October 1, 2021 to September 30, 2022. Truist increased the common dividend 7% during the third quarter of 2021 to $0.48 per share. Truist continues to target a CET1 ratio of approximately 9.75% over the near-term. As previously communicated, the Company expects to be able to, with appropriate approvals from its Board of Directors, deploy approximately $4 billion to $5 billion of capital (either in the form of share repurchases or acquisitions) between 3Q21 and 3Q22. During the third quarter of 2021, Truist completed the acquisition of Constellation Affiliated Partners and announced the acquisition of Service Finance, LLC, reducing the amount of capital deployment available for acquisitions or share repurchases to approximately $1 billion to $2 billion through 3Q22. Truist resumed repurchasing shares and expects to consume approximately $500 million of this capacity via share repurchases in the fourth quarter of 2021 reflecting the Company’s strong capital position, and the reduced integration risk with successful migration of heritage BB&T retail and commercial clients to the Truist ecosystem.

Truist Financial Corporation 67

Truist’s capital ratios are presented in the following table:

Table 26: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2021	Dec 31, 2020
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	10.1%	10.0%
Tier 1 capital to risk-weighted assets	11.9	12.1
Total capital to risk-weighted assets	13.9	14.5
Leverage ratio	9.0	9.6
Supplementary leverage ratio	7.8	8.7
Non-GAAP capital measure (1):
Tangible common equity per common share	$26.34	$26.78
Calculation of tangible common equity (1):
Total shareholders’ equity	$68,900	$70,912
Less:
Preferred stock	6,673	8,048
Noncontrolling interests	—	105
Goodwill and intangible assets, net of deferred taxes	27,066	26,629
Tangible common equity	$35,161	$36,130
Risk-weighted assets	$383,073	$379,153
Common shares outstanding at end of period	1,334,892	1,348,961
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

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. For the nine months ended September 30, 2021,Truist paid $1.8 billion in common stock dividends or $1.38 per share, and completed $1.1 billion in common share repurchases. The dividend and total payout ratios for the nine months ended September 30, 2021 were 41% and 66%, respectively. Truist also redeemed $1.4 billion of preferred stock to optimize the Company’s capital position.

Share Repurchase Activity

Table 27: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (3)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
July 2021	—	$—	—	$3,065
August 2021	—	—	—	3,065
September 2021	—	—	—	3,065
Total	—	—	—
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

68 Truist Financial Corporation

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

Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2020 quantitative impairment test, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2021, and therefore no triggering event occurred that required a quantitative goodwill impairment test. If economic conditions deteriorate, or the COVID-19 pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of Truist’s reporting units falls below its respective carrying amount, which would require a quantitative goodwill impairment test.

Truist Financial Corporation 69

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Litigation and Regulatory Matters section in “Note 14. Commitments and Contingencies,” which is incorporated by reference into this item.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

70 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Bylaws of Truist Financial Corporation.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed August 17, 2021.
3.2	Amended and Restated Bylaws of Truist Financial Corporation.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 26, 2021.
10.1	Employment Agreement by and between BB&T Insurance Holdings, Inc. and John Howard.	Filed herewith.
10.2	First Amendment to Employment Agreement with John Howard.	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.

Truist Financial Corporation 71

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	November 1, 2021	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2021	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

72 Truist Financial Corporation