Form 10-K
period 2021-12-31
TRUIST FINANCIAL CORP
filed 2022-02-23
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

Commission File Number: 1-10853
TRUIST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________

North Carolina		56-0939887
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

214 North Tryon Street
Charlotte,	North Carolina	28202
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:		(336)	733-2000
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At January 31, 2022, the Company had 1,328,120,453 shares of its common stock, $5 par value, outstanding. As of June 30, 2021, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $73.9 billion. Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant's 2022 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

*
For information regarding executive officers, refer to "Executive Officers" in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Nominees for Election as Directors for a One-Year Term Expiring in 2023," "Nominating and Governance Committee Director Nominations," "Ethics at Truist," "Corporate Governance Guidelines," "Audit Committee Report" and "Audit Committee" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation and Human Capital Committee Report on Executive Compensation," "Compensation and Human Capital Committee Interlocks and Insider Participation" and "Compensation of Directors" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

For information regarding the registrant's securities authorized for issuance under equity compensation plans, refer to "Equity Compensation Plan Information" in Part II herein. The other information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Stock Ownership Information" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Director Independence" and "Related Person Transactions" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings "Fees to Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policy" in the Registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
Basel III Rules	Rules issued by the FRB, OCC, and FDIC on capital adequacy and liquidity requirements in the U.S for banking organizations.
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFTC	Commodity Futures Trading Commission
CFO	Chief Financial Officer
CET1	Common equity tier 1
CIB	Corporate and Investment Banking
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below), formerly BB&T Corporation
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
DC	Disclosure Committee
DEI	Diversity, Equity & Inclusion
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
EBPCC	Ethics, Business Practices, and Conduct Committee
ECRC	Enterprise Credit Risk Committee
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERC	Enterprise Risk Committee
ERISA	Employee Retirement Income Security Act of 1974
EPS	Earnings per common share
ESG	Environmental, Social, and Governance
ETF	Exchange traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
Truist Financial Corporation 1

Term	Definition
HMDA	Home Mortgage Disclosure Act
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NA	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NFA	National Futures Association
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
OTC	Over-the-counter
OTTI	Other than temporary impairment
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
PPP	Paycheck Protection Program, established by the CARES Act
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMO	Risk Management Organization
ROU assets	Right-of-use assets
RSA	Restricted stock award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
Tailoring Rules
The final rules changing the applicability thresholds for regulatory capital and liquidity requirements, issued by the OCC, FRB, and FDIC, together with the final rules changing the applicability thresholds for enhanced prudential standards issued by the FRB

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

Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding Truist’s business, the economy, and other future conditions. Such statements involve inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed in Item 1A-Risk Factors:

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
•the COVID-19 pandemic disrupted the global economy and adversely impacted Truist’s financial condition and results of operations, including through increased expenses, reduced fee income and net interest margin, decreased demand for certain types of loans, and increases in the allowance for credit losses; a resurgence of the pandemic, whether due to new variants of the coronavirus or other factors, could reintroduce or prolong these negative impacts and also adversely affect Truist’s capital and liquidity position or cost of capital, impair the ability of borrowers to repay outstanding loans, cause an outflow of deposits, and impair goodwill or other assets;
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
•Truist’s success depends on hiring and retaining key teammates, and if these individuals leave or change roles without effective replacements, Truist’s operations and integration activities could be adversely impacted, which could be exacerbated in the increased work-from-home environment caused by the COVID-19 pandemic as job markets may be less constrained by physical geography;
•fraud or misconduct by internal or external parties, which Truist may not be able to prevent, detect, or mitigate;
•security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s teammates and clients, malware intrusion, data corruption attempts, system breaches, cyber-attacks, identity theft, ransomware attacks, and physical security risks, such as natural disasters, environmental conditions, and intentional acts of destruction, could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure; and
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism and pandemics), and the effects of climate change, including physical risks, such as more frequent and intense weather events, and risks related to the transition to a lower carbon economy, such as regulatory or technological changes or shifts in market dynamics or consumer preferences, could have an adverse effect on Truist’s financial condition and results of operations, lead to material disruption of Truist’s operations or the ability or willingness of clients to access Truist’s products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by applicable law or regulation, Truist undertakes no obligation to revise or update any forward-looking statements.
Truist Financial Corporation 3

ITEM 1. BUSINESS

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. Formed by the historic merger of equals of BB&T and SunTrust, Truist has leading market share in many high-growth markets in the country. The Company offers a wide range of services. Headquartered in Charlotte, North Carolina, Truist is a top 10 U.S. commercial bank.

Truist Bank, Truist’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank provides a wide range of banking and trust services for clients through 2,517 offices as of December 31, 2021 and its digital platform.

Services

Truist’s subsidiaries offer commercial and consumer clients a full array of products and services to meet their financial needs. The following table reflects examples of services provided by Truist:

Table 1: Services
Consumer Services:	Commercial Services:
Asset management	Asset based lending
Automobile lending	Asset management
Credit card lending	Commercial deposit and treasury services
Consumer finance	Commercial finance
Home equity lending	Commercial lending
Home mortgage lending	Floor plan lending
Insurance	Debt and equity derivative services
Investment brokerage services	Institutional trust services
Mobile/online banking	Insurance
Payment solutions	Insurance premium finance
Point-of-sale lending	International banking
Retail deposit products	Investment banking and capital markets services
Small business lending	Leasing
Student lending	Merchant services
Wealth management/private banking	Mortgage warehouse lending
Payment solutions
Real estate lending
Supply chain financing

Market Area

The following table reflects Truist’s deposit market share and branch locations by state:

Table 2: Deposit Market Share and Branch Locations by State
	% of Truist’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
Florida	22%	3rd	572
Georgia	19	1st	288
Virginia	15	2nd	365
North Carolina (1)	14	1st	348
Maryland	6	3rd	208
Tennessee	5	5th	130
Pennsylvania	5	9th	157
South Carolina	4	3rd	112
Texas	2	18th	102
West Virginia	2	1st	48
Kentucky	2	4th	62
Washington, D.C.	2	5th	27
Alabama	1	6th	67
New Jersey	1	19th	23
Other states	NA	NA	8
(1)Deposit market share rank excludes home office deposits.
(2)Source: FDIC.gov data as of June 30, 2021.
(3)As of December 31, 2021.

4 Truist Financial Corporation

Competition

The financial services industry is intensely competitive and constantly evolving. Management believes that Truist’s community bank approach to providing client service is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets. In addition, management has made significant investments in recent years to develop its digital platform and believes that its mobile and online applications are highly competitive in meeting clients' expectations. Legislative, regulatory, economic, and technological changes, as well as continued consolidation within the industry, could result in increased competition from new and existing market participants. Truist’s subsidiaries compete actively with national, regional, and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies, financial technology companies, and insurance companies. The ability of non-banking entities, including financial technology companies, to provide services previously limited to commercial banks has increased competition. Non-banking entities are not subject to the same regulatory framework as banks and BHCs, and therefore, can often operate with greater flexibility and lower costs. In addition, the ability to access and use technology is an increasingly significant competitive factor in the financial services industry. Having the right technology is a critically important component to client satisfaction because it affects the Company’s ability to deliver the products and services that clients desire in a manner that they find convenient and attractive. Management believes that the Company is well positioned to compete and that its continued focus on touch and technology will engender trust among its current and future clients.

General Business Development

Truist seeks to satisfy all of its clients' financial needs, enabling the Company to grow and diversify its sources of revenue and profitability. Truist’s long-term strategy encompasses both organic and inorganic growth, including mergers or acquisitions of complementary financial institutions or other businesses.

Merger and Acquisition Strategy

Truist’s merger and acquisition strategy focuses on meeting the following criteria:

•the organization must be a good fit with Truist’s culture;
•the merger or acquisition must be strategically attractive;
•associated risks must be identified and mitigation plans put in place, such that any residual risks fall within Truist’s risk appetite; and
•the transaction must meet Truist’s financial criteria.

Truist’s growth in business, profitability, and market share has historically been enhanced by strategic mergers and acquisitions. Truist will assess future opportunities, based on geography and market conditions, and may, among other possibilities, pursue economically advantageous acquisitions of banks, insurance agencies, certain lending businesses, and fee income generating financial services businesses.

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

Banking and other financial services statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Truist and its subsidiaries. Any change in the statutes, regulations, or regulatory policies applicable to Truist, including changes in their interpretation or implementation, could have a material effect on its business or organization.

The scope of the laws and regulations, and the intensity of the supervision to which Truist is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including technological factors, market changes, climate, as well as increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector. Truist expects that its business will remain subject to extensive regulation and supervision.

The descriptions below summarize certain significant federal and state laws to which Truist is subject. These descriptions do not summarize all possible or proposed changes in laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions.
Truist Financial Corporation 5

General

As a BHC, Truist is subject to regulation under the BHCA and to regulation, examination, and supervision by the FRB. Truist Bank, a North Carolina state-chartered commercial bank that is not a member of the Federal Reserve System, is subject to regulation, supervision, and examination by the NCCOB and the FDIC. Truist Bank and its affiliates are also subject to examination by the CFPB for compliance with most federal consumer financial protection laws.

Truist and certain of its subsidiaries and affiliates, including those that engage in derivatives transactions, securities underwriting, market making, brokerage, investment advisory, and insurance activities, are subject to other federal and state laws and regulations, as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, CFTC, FINRA, and the NYSE. Truist Bank is also subject to additional state and federal laws, as well as various compliance regulations, that govern its activities, the investments it makes, and the aggregate amount of loans that may be granted to one borrower.

Examinations by Truist’s regulators consider not only compliance with applicable laws, regulations, and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management, and the board of directors, the effectiveness of internal controls, earnings, liquidity, and various other factors. Following those examinations, Truist and Truist Bank are assigned supervisory ratings. This supervisory framework, including the examination reports and supervisory ratings, which are considered confidential supervisory information, could materially impact the conduct, growth, and profitability of Truist’s operations.

Under the FRB's Large Financial Institution Rating System, component ratings are assigned for capital planning, liquidity risk management, and governance and controls. To be considered "well managed" under this rating system, a firm must be rated "broadly meets expectations" or "conditionally meets expectations" for each of its three component ratings.

The results of examinations by any of Truist’s federal bank regulators potentially can result in the imposition of significant limitations on Truist’s activities and growth. These regulatory agencies generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity, including the imposition of substantial monetary penalties and nonmonetary requirements against a regulated entity where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable laws or regulations, are conducted in an unsafe or unsound manner, or represent an unfair or deceptive act or practice.

FHC Regulation

Truist has elected to be treated as a FHC, which allows it to engage in a broader range of activities than would otherwise be permissible for a BHC, including activities that are financial in nature or incidental thereto, such as securities underwriting or merchant banking. While FHCs may engage in certain acquisitions without prior approval of the FRB, any acquisition over $10 billion in assets would require prior approval by the FRB. In order to maintain its status as a FHC, Truist and its affiliated IDI must be well-capitalized and well-managed and Truist Bank must have at least a satisfactory CRA rating. If the FRB determines that a FHC is not well-capitalized or well-managed, the FRB may impose corrective capital and managerial requirements on the FHC, and may place limitations on its ability to conduct certain business activities that FHCs are generally permitted to conduct and its ability to make certain acquisitions. If the failure to meet these standards persists, a FHC may be required to divest its IDI subsidiaries, or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of a FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. Longstanding federal regulations require a FHC to act as a source of financial and managerial strength for its subsidiary banks. In times of severe financial stress, the obligation to serve as a source of strength could cause Truist to commit significant resources to supporting Truist Bank that otherwise would be available to Truist’s creditors and shareholders.

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
6 Truist Financial Corporation

Resolution Planning

As a Category III banking organization, Truist is required to submit a resolution plan every three years. Later resolution plans under this rule will alternate between full resolution plans and targeted resolution plans. The FRB and the FDIC must review and evaluate Truist’s resolution plan. The FRB and FDIC are authorized to impose restrictions on growth and activities or operations if the agencies determine that a resolution plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code, and could require the banking organization to divest assets or take other actions if it did not submit an acceptable resolution plan within two years after any such restrictions were imposed. Truist submitted its inaugural resolution plan to the FRB and FDIC in September 2021, which is currently under review.

In addition, Truist Bank is required by an FDIC regulation to file a separate bank level resolution plan although that requirement has been paused since 2018. The FDIC issued a policy statement in June 2021 announcing that it will resume requiring bank level resolution plans for large banks, including Truist Bank, and that such bank-level resolution plans will have more streamlined content requirements than previous requirements. Truist Bank will be required to submit a bank-level resolution plan every three years. During 2021, Truist Bank was informed by the FDIC that its next resolution plan will be due on or before December 1, 2022. The FDIC also clarified the content requirements of the next resolution plan that Truist Bank is required to submit.

Capital Requirements

Truist and Truist Bank are subject to certain risk-based capital and leverage ratio requirements established by the FRB, for Truist, and by the FDIC, for Truist Bank. These requirements are based on the capital framework developed by the BCBS for strengthening the regulation, supervision, and risk management of banks under Basel III rules, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FRB and FDIC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Truist’s operations or financial condition. These actions could include requiring Truist commit capital to Truist Bank in abnormal operating conditions which would otherwise be available to Truist’s creditors and shareholders. Failure to be well capitalized or to meet minimum capital requirements could also result in restrictions on Truist’s or Truist Bank's ability to pay dividends or otherwise distribute capital or to receive regulatory approval for acquisitions.

In October 2019, the federal banking regulators adopted rules that revised the criteria for determining the applicability of regulatory capital and liquidity requirements for large U.S. banking organizations, including Truist and Truist Bank, and that tailored the application of the FRB's enhanced prudential standards to large banking organizations. Under these rules, Truist and Truist Bank are subject to the standards applicable to "Category III" banking organizations.

Under the regulatory capital rules, Truist’s and Truist Bank's assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions' risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Truist and Truist Bank:

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

Truist Financial Corporation 7

In March 2020, the FRB adopted a final rule that integrates its annual capital planning and stress testing requirements with existing regulatory capital requirements. For risk-based capital requirements for certain large BHCs, including Truist, the SCB replaced the capital conservation buffer, which was required to be met in order to avoid limitations on capital distributions, including dividends and repurchases of any Tier 1 capital instrument, such as common and qualifying preferred stock, and certain discretionary incentive compensation payments. The SCB is equal to the greater of (i) the difference between Truist’s starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of its planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. The FRB assigned Truist an SCB of 2.5%, which is effective from October 1, 2021 to September 30, 2022, at which point a revised SCB will be calculated and provided to Truist. Although the final rule continues to require that the firm describe its planned capital distributions in its CCAR capital plan, Truist is no longer required to seek prior approval if it makes capital distributions in excess of those included in its CCAR capital plan. Instead, Truist is subject to automatic distribution limitations if its capital ratios fall below its buffer requirements, which include the SCB.

For certain large banking organizations, the SCB could be supplemented by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer is currently set at zero. An FRB policy statement establishes the framework and factors the FRB would use in setting and adjusting the amount of the countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the FRB determines to establish an earlier effective date. If the full countercyclical buffer amount is implemented, Truist and Truist Bank would be required to maintain a CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11.0%, and a Total capital ratio of at least 13.0% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

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

In response to the COVID-19 pandemic, the FRB adopted a rule that temporarily changed the supplementary leverage ratio to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of a firm's leverage exposure, which expired March 31, 2021 and previously benefited Truist’s supplementary leverage ratio by approximately 20 basis points. The FRB announced plans to invite public comment on several potential supplementary leverage ratio modifications to ensure that the supplementary leverage ratio remains effective in an environment of higher reserves, though such proposal has not been published as of the date of this report.

The FRB has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the Basel III Rules. For purposes of certain FRB rules, including determining whether a BHC meets the requirements to be a FHC, BHCs, such as Truist, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater to meet the well-capitalized minimum. The FRB may require BHCs, including Truist, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC's particular condition, risk profile, and growth plans. Refer to the “Capital” section in MD&A for disclosures containing the minimum regulatory capital ratios and well-capitalized minimum ratios applicable to Category III banking organizations.

In 2020, the U.S. banking agencies adopted a final rule that permits banking organizations that implement CECL before the end of 2020 to elect to follow the three-year transition available under the prior rule or a new five-year transition to phase in the effects of CECL on regulatory capital. Under the five-year transition, the banking organization would defer for two years 100% of the day-one effect of adopting CECL and 25% of the cumulative increase or decrease in the allowance for credit losses since adoption of CECL. Following the first two years, the electing organization will phase out the aggregate capital effects over the next three years consistent with the transition in the original three-year transition rule. Truist has elected to use the five-year transition to phase in the impacts of CECL on regulatory capital.

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

8 Truist Financial Corporation

Capital Planning and Stress Testing Requirements

In addition to the regulatory capital requirements, under the FRB's CCAR process, Truist must submit an annual capital plan to the FRB that reflects its projected financial performance under hypothetical macro-economic scenarios, including a supervisory severely adverse scenario provided by the FRB.

The FRB's CCAR framework and the Dodd-Frank Act stress testing framework also require BHCs subject to Category III standards, such as Truist, to conduct company-run stress tests and submit to supervisory stress tests conducted by the FRB. The company-run stress tests employ stress scenarios provided by the FRB and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distribution assumptions across large U.S. BHCs. In addition, Truist is required to conduct annual stress tests using internally-developed scenarios intended to stress the unique risk profile of the institution. The FRB also conducts CCAR and Dodd-Frank Act supervisory stress tests employing internal supervisory models on the supervisory stress scenarios. As a Category III banking organization, Truist is subject to supervisory stress testing on an annual basis and company-run stress testing on a biennial basis.

Truist is required to submit its next capital plan and the results of its own stress tests to the FRB by April 5, 2022. The FRB is required to announce the results of its supervisory stress tests by June 30, 2022.

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

The Parent Company’s ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC's net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. In addition, the Parent Company’s ability to make capital distributions, including paying dividends and repurchasing capital securities, is subject to the FRB's automatic restrictions on capital distributions under the FRB's capital rules. Truist’s risk-based capital and leverage ratio requirements are discussed below in the "Capital Requirements" section.

North Carolina law provides that, as long as a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

Truist Financial Corporation 9

Prompt Corrective Action

The federal banking agencies are required to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well-capitalized," an IDI must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth, or restrictions on the ability to receive regulatory approval of applications. The regulations apply only to banks and not to BHCs. However, the FRB is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the BHC, in its capacity as a source of strength would be required to guarantee the performance of the undercapitalized subsidiary's capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

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

Federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation, and a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations, regulatory approvals and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. The market share limitations impose conditions that the acquiring BHC, after and as a result of the acquisition, control no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30%, subject to variation by state law, of such deposits in applicable states. FRB rules also prohibit a FHC from combining with another company if the ratio of the resulting company's liabilities exceeds 10% of the aggregate consolidated liabilities of all financial companies.

After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

The standards by which bank and financial institution acquisitions are evaluated are under review. Among other things, in July 2021, an executive order was issued on competition that requires the banking agencies to review the standards for bank mergers, and the Department of Justice has announced that it is reviewing its bank merger guidelines. Additionally, some members of Congressional leadership are closely tracking the standards for bank mergers and can be expected to engage in hearings and public statements in connection with any pending or future merger activity. These reviews and engagements could change the standards for bank mergers.

10 Truist Financial Corporation

Other Safety and Soundness Regulations

The FRB has supervisory and enforcement powers over BHCs and their nonbanking subsidiaries. The FRB has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order, or written agreement with a federal regulator. These powers may be exercised through the issuance of confidential supervisory actions, cease and desist orders, civil monetary penalties, or other actions.

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

As of September 30, 2021, the DIF reserve ratio was 1.27%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC's restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including Truist Bank, if the DIF reserve ratio is not restored as projected.

Consumer Protection Laws and Regulations

In connection with its lending and leasing activities, Truist Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. The CFPB examines Truist and Truist Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student, and other consumer loans, and other consumer financial products and services offered. The federal consumer financial protection laws that are subject to the CFPB's supervision and enforcement powers include, among others, the Truth in Lending Act, Truth in Savings Act, HMDA, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, Equal Credit Opportunity Act, and Fair Housing Act. The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive, or abusive, and to impose new disclosure requirements for any consumer financial product or service.

The CFPB may issue regulations that impact products and services offered by Truist or Truist Bank. The regulations could reduce the fees that Truist receives, alter the way Truist provides its products and services, or expose Truist to greater risk of private litigation or regulatory enforcement action.

During November 2019, SunTrust Bank entered into a consent order with the FRB, relating to certain identified legacy compliance issues, and requiring certain remediation actions and the verification of such actions regarding the identified issues. In June 2021, the FDIC terminated this consent order.

Truist Financial Corporation 11

Patriot Act

The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to cooperate in the prevention, detection, and prosecution of international money laundering and the financing of terrorism. The Patriot Act contains anti-money laundering measures affecting IDIs, broker-dealers and certain other financial institutions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. The Patriot Act imposes substantial obligations on financial institutions to maintain appropriate policies, procedures and processes to detect, prevent, and report money laundering, terrorist financing, and other financial crimes. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on business. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

BSA/AML and Sanctions

Truist continues to be subject to examinations and ongoing monitoring to assess compliance with BSA/AML laws and regulations. These laws and regulations are designed to protect the financial system by requiring financial institutions to develop and implement BSA/AML programs designed to detect, deter, and prevent the use of the financial system to facilitate the funding of illicit and criminal activities. In addition, Truist is also subject to prohibitions with respect to engaging in financial transactions with certain individuals, entities, and countries as prohibited by the OFAC regulator of the U.S. Treasury.

Federal law grants substantial enforcement powers to federal financial institution regulators, OFAC and law enforcement agencies with respect to AML laws and regulations. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; and to initiate injunctive actions against financial institutions and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

Privacy, Data Protection, and Cyber Security

Various federal and state laws and regulations contain extensive data privacy and cybersecurity provisions, and the regulatory framework for data privacy and cybersecurity is rapidly evolving. The FRB, FDIC, and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the FRB and the SEC, have increased their focus on cyber security through guidance, examinations, and regulations.

At the federal level, the GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such personal information except as provided in the banking subsidiary's policies and procedures.

In addition, in November 2021, the FRB, OCC, and FDIC adopted a new regulation that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a "computer-security incident" that the banking organization believes in good faith could materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act which went into effect on January 1, 2020. Truist has undertaken significant efforts to comply with these laws and continues to assess their requirements and applicability to Truist. These laws and proposed legislation are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with the Company’s understanding. California voters also recently passed the California Privacy Rights Act, which will take effect on January 1, 2023, and significantly modifies the California Consumer Privacy Act, including by imposing additional obligations on covered companies and expanding California consumers' rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring Truist to incur additional costs to comply. Truist may be subject to similar laws in other states where Truist does business or in states where Truist may collect personal information of residents.

12 Truist Financial Corporation

In addition, the promulgation in 2017 of the New York Department of Financial Services Cybersecurity Regulation and the National Association of Insurance Commissioners Insurance Data Security Model Law are driving significant cybersecurity compliance activities for Truist. Both of these regulations include phased compliance periods as well as attestation of compliance by Truist.

Like other lenders, Truist Bank uses credit bureau data in its underwriting activities. The Fair Credit Reporting Act regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Truist Bank. Truist is also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the U.S. Congress has recently considered, and is currently considering various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.

CRA

The CRA requires Truist Bank's primary federal bank regulatory agency, the FDIC, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: "Outstanding," "Satisfactory," "Needs to Improve," or "Substantial Noncompliance." This assessment is considered for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the FRB in connection with reviewing any proposed acquisition or merger application. In 2021, Truist received the highest possible overall rating of "Outstanding" from the FDIC for its most recent CRA examination period.

Automated Overdraft Payment Regulation

There are federal consumer protection laws related to automated overdraft payment programs offered by financial institutions. The CFPB prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service. Financial institutions must also provide consumers with a notice that explains the financial institution's overdraft services, including the associated fees and the consumer's choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for "excessive or chronic" client use and undertake "meaningful and effective" follow-up action with clients that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts, and ensure board and management oversight regarding overdraft payment programs. In 2022, Truist announced a first-of-its-kind approach to the checking account experience, designed to address clients’ direct feedback, which includes no overdraft fees. Refer to the “Executive Overview” section in MD&A for additional information on the new program.

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

In June 2020, the regulatory agencies charged with implementing the Volcker Rule finalized amendments to the Volcker Rule's restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These requirements are not expected to have a material impact on Truist’s consolidated financial position, results of operations, or cash flows.

Regulatory Regime for Swaps

The Dodd-Frank Act established a comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency, and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital adequacy, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers and security-based swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. Truist Bank provisionally registered with the CFTC as a swap dealer, subjecting Truist Bank to requirements under the CFTC's regulatory regime, including trade reporting and record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC.
Truist Financial Corporation 13

In November 2021, Truist Bank conditionally registered with the SEC as a security-based swap dealer. As a result, Truist Bank’s security-based swaps business is now subject to requirements that are similar to the CFTC rules applicable to swap dealers, including trade reporting, business conduct standards, recordkeeping, and potentially clearing and exchange trading requirements.

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

Broker-Dealer and Investment Adviser Regulation

Truist’s broker-dealer and investment adviser subsidiaries are subject to regulation by the SEC. FINRA is the primary self-regulatory organization for Truist’s registered broker-dealer and investment adviser subsidiaries. Truist’s broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect Truist’s ability to issue new securities expeditiously. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

In June 2019, the SEC finalized Regulation Best Interest, which imposes a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers. In addition, the SEC finalized a new summary disclosure form that broker-dealers and investment advisers must provide to retail customers. Truist’s broker-dealer and investment adviser subsidiaries were required to comply with these requirements, as applicable, as of June 2020.

FDIC Recordkeeping Requirements

To facilitate prompt payment of FDIC-insured deposits when large IDIs fail, FDIC rules require IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity. Compliance with the rule was originally required by April 1, 2020. Truist became subject to the rules related to recordkeeping requirements and timely deposit insurance as of April 1, 2021, under the optional one-year extension.

Other Regulatory Matters

Truist is subject to examinations by federal and state banking regulators, as well as the SEC, CFTC, FINRA, NYSE, various taxing authorities, and various state insurance and securities regulators. Truist periodically receives requests for information on business and accounting practices from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators, and other regulatory authorities. Such requests are considered incidental to the normal conduct of business.

COVID-19 Developments

In response to disruptions in economic conditions caused by the COVID-19 pandemic, federal and state governments and agencies and government-sponsored enterprises have taken a variety of actions to support people and entities affected by the pandemic, including the passage of the CARES Act in March 2020, the Consolidated Appropriations Act, 2021 in December 2020, and the American Rescue Plan Act of 2021 in March 2021, among others. For example, the CARES Act established several programs with the Small Business Administration, including the PPP, to provide loans to small businesses.

The CARES Act also provided financial institutions with the option to suspend certain GAAP requirements for coronavirus-related loan modifications that would otherwise constitute a TDR and further required the federal banking agencies to defer to financial institutions' determinations in making such suspensions, which was extended by the Consolidated Appropriations Act, 2021 until January 1, 2022. Subsequent to January 1, 2022, all modifications to loan agreements will be evaluated in accordance with all applicable GAAP requirements.

14 Truist Financial Corporation

Human Capital

Truist recognizes that attracting the best talent, making investments in teammates, caring to better understand their backgrounds and experiences, and helping to bolster their career trajectory ultimately leads to more engaged and productive teammates, which can contribute to better business outcomes for Truist overall. Truist aims to provide teammates an inclusive and energizing environment that empowers teammates to learn, grow, and have meaningful careers.

Truist’s Compensation and Human Capital Committee oversees Truist’s compensation and benefit programs consistent with its compensation philosophy. The Committee provides guidance on Truist’s human capital strategy (including DEI, teammate engagement, talent development, and succession management) to assist in attracting, developing, and retaining qualified teammates.

Truist’s Enterprise Ethics Risk Office partners with a broad group of internal stakeholders to set standards for teammate conduct and facilitate the timely intake and routing of teammate concerns for review. As part of that effort, the team seeks to identify trends reflecting on organizational culture and/or operational challenges and to develop solutions. The results of these efforts are regularly shared with Truist’s Executive-Level Ethics, Business Practices, and Conduct Committee and its Board of Directors.

The following table presents a summary of teammates as of December 31, 2021:

Table 3: Teammate Summary
	# of Teammates	% of Population
Full-Time	50,283	95.5%
Part-Time	2,358	4.5
Total	52,641	100.0%

Leveraging a skilled contingent workforce is an important part of Truist’s overall workforce strategy. It has enabled Truist the ability to drive process and system integrations during the Merger period while continuing to deliver on Truist’s core purpose.

Diversity, Equity & Inclusion

Truist is committed to continuing to build a culture where teammates feel a sense of belonging and where they can bring their best selves to work. Truist champions DEI and is dedicated to increasing access to opportunities for all. To deliver on Truist’s DEI objectives, Truist’s dedicated DEI Office focuses on attracting, developing and advancing diverse representation at key levels of the Company, embedding DEI in all of Truist’s business strategies, and investing in diverse communities. The DEI Office partners with groups across Truist to develop tools, resources, and programs to positively influence the societal impact of clients, teammates, communities, and stakeholders. Truist established a diversity recruiting team focused on increasing the diversity of teammates and leaders in key positions across the Company. Ensuring Truist attracts, develops, and retains diverse, talented, and caring people is critical to the Company’s overall success.

Truist recognizes that ethnically diverse talent have historically been underrepresented in leadership positions at financial services companies. The Company committed to increasing its racially and ethnically diverse teammates among senior leadership positions to 15% and achieved this goal one year early with racially and ethnically diverse teammates holding 15.1% of senior leadership positions as of December 31, 2021.

The following table presents a summary of diversity statistics as of December 31, 2020 using the category classifications on the U.S. Equal Employment Opportunity Commission's EEO-1 report, which differ from those recognized internally by Truist. Truist’s leadership diversity commitment was based on Truist’s internal senior leader category. The Truist senior leader category is made up of a broader population than the EEO-1 Executive/Senior-Level Manager category.

Table 4: Teammate Diversity (1)
	Gender		Race
	Female	Male	Caucasian	Black/African American	Hispanic or Latino	Asian	American Indian/Alaska Native	Native Hawaiian/Other Pacific Islander	Two or More Races
Executive Leadership & senior leaders	26.8%	73.2%	84.4%	5.9%	4.5%	3.7%	0.4%	—%	1.1%
First / mid-level managers	54.3	45.7	75.2	12.0	6.7	4.2	0.4	0.2	1.3
Professionals	50.8	49.2	65.4	16.7	6.8	8.7	0.3	0.3	1.8
All others	76.7	23.3	59.2	21.4	12.3	3.8	0.8	0.3	2.2
All teammates	64.3	35.7	64.1	18.2	9.5	5.4	0.6	0.3	1.9
(1)Source: EEO-1 data as of December 31, 2020. All others includes sales workers and administrative support EEO-1 job categories.

Truist Financial Corporation 15

Talent Development

Truist teammates have access to extensive programs and benefits for career advancement. Teammates can partner with a certified coach to help them focus, create clear goals, and stay accountable to achieving those goals. Truist also provides tuition assistance so teammates can continue formal education by seeking degrees that align with career goals.

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

Compensation and Total Rewards

Truist’s Compensation and Total Rewards enable its Purpose, Mission, and Values, specifically Truist’s mission to create an inclusive and energizing environment that empowers teammates. Truist places special emphasis on providing compensation and benefits that foster an environment of economic security and social mobility for its teammates.

•Truist’s total rewards build better lives for teammates today and in the future
•As teammates grow and develop meaningful careers, their compensation and long term earning potential grows
•Truist’s total rewards promote the value of Caring and help teammates find happiness in their lives
•Truist’s pay for performance approach ensures that when clients win, teammates win

Truist’s benefits program includes a company-funded pension plan, a 401(k) Plan, Truist Momentum financial well-being education, healthcare and insurance benefits, Lifeforce lifestyle program, wellness and mental well-being support, paid time off, teammate and family resources such as child-care centers and family care resources, tuition assistance and on-site services such as health centers and fitness centers. A detailed overview on all of the benefits Truist offers can be found on Truist’s Benefits website, Benefits.Truist.com.

Truist provides market competitive and transparent total rewards that attract and retain talent while enabling Truist’s short- and long-term performance. Truist provides compensation and rewards that achieve positive business results, are based on market and internal assessment, and are aligned with risk management principles. In 2021 Truist conducted its first pay equity study. Factoring teammates’ roles, levels of experience, and geography, the average salary of female teammates is 99% of male teammates, and the average salary of racially diverse teammates is 100% of non-racially diverse teammates.

Health, Safety, and Wellness and COVID-19

The health and safety of teammates are paramount and they have guided Truist’s responses to the COVID-19 crisis. Following a shift of operations where Truist enabled the majority of its workforce to work remotely, a Together Safely Committee created an approach that focused first on safety, followed by defining new working models in a post-pandemic era that could bring teammates back together. Three work styles were formalized – Onsite, Hybrid, and Remote. Truist anticipates that the majority of teammates will operate in the hybrid work style. For teammates who continued to work in branches and offices, Truist automated the COVID-19 case management process to optimize support of teammates that tested positive, and to limit business disruption. As COVID-19 vaccines rolled out in 2021, Truist took a direct approach to educate teammates through a Myth Busters campaign and quickly moved forward with encouraging all teammates to seek vaccination. Truist continued to rely on the guidance and recommendations put forth by CDC, OSHA, and local governments. In 2021, Truist continued to provide all teammates with resources to support their physical and mental well-being during this time.

16 Truist Financial Corporation

Website Access to Truist’s Filings with the SEC

Truist’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost on the Company’s Investor Relations website, IR.Truist.com, as soon as reasonably practicable after Truist files such material with, or furnishes it to, the SEC. Truist’s SEC filings are also available through the SEC's website at sec.gov.

Corporate Governance

Information with respect to Truist’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on Truist’s Investor Relations website, IR.Truist.com. Specifically, the Company makes available on its Investor Relations website, under the heading "Governance & Responsibility" (i) its codes of ethics for the Board, senior financial officers, and teammates, (ii) its Corporate Governance Guidelines, and (iii) the charters of the Company’s Board committees. If the Company makes changes in, or provides waivers from, the provisions of any of its codes of ethics that the SEC requires it to disclose, the Company intends to disclose these events in the "Governance & Responsibility" section of its Investor Relations website.
Truist Financial Corporation 17

Executive Officers (as of December 31, 2021)

Executive Officer	Recent Work Experience	Years of Service	Age
William H. Rogers, Jr.	President and Chief Executive Officer since September 2021. President and Chief Operating Officer from December 2019 to September 2021. Previously SunTrust Chairman and Chief Executive Officer since January 2012. SunTrust CEO from June 2011 to January 2012.	41*	64
President and Chief Executive Officer
Daryl N. Bible	Chief Financial Officer since January 2009.	14	60
Senior Executive Vice President and Chief Financial Officer
Scott Case	Chief Information Officer since December 2019. Previously SunTrust Chief Information Officer since February 2018. Chief Information Officer at Ciox Health from 2017 to 2018. Chief Technology Officer of SunTrust Consumer Segment from 2015 to 2017.	6*	51
Senior Executive Vice President and Chief Information Officer
Hugh S. (Beau) Cummins, III	Vice Chair since September 2021. Head of the Corporate and Institutional Group from December 2019 to August 2021. Previously SunTrust Co-Chief Operating Officer and Wholesale Segment Executive since February 2018. SunTrust Corporate Executive Vice President and Wholesale Segment Executive from 2017 to February 2018. SunTrust Commercial and Business Banking Executive from 2013 to 2017.	16*	59
Vice Chair
Ellen M. Fitzsimmons	Chief Legal Officer and Head of Public Affairs since September 2021. Chief Legal Officer and Head of Enterprise Diversity from December 2019 to August 2021. Previously SunTrust General Counsel and Corporate Secretary since January 2018. General Counsel and Head of Public Affairs of CSX Corporation from 2003 to 2017.	4*	61
Senior Executive Vice President, Chief Legal Officer, and Head of Public Affairs
John M. Howard	Chief Insurance Officer since September 2021. President and Chief Executive Officer of Truist Insurance Holdings from January 2016 to August 2021.	9	55
Senior Executive Vice President and Chief Insurance Officer
Michael B. Maguire	Chief National Consumer Finance Services and Payments Officer since September 2021. Head of National Consumer Finance and Payments from December 2019 to August 2021. Previously SunTrust Enterprise Partnerships and Investments Executive.	19*	43
Senior Executive Vice President and Chief National Consumer Finance Services and Payments Officer
Kimberly Moore-Wright,	Chief Teammate Officer and Head of Enterprise Diversity since September 2021. Chief Human Resources Officer from December 2019 to August 2021. Director of Marketing and Digital Sales from January 2016 to November 2019. Director of Retail and Commercial Marketing Strategy from January 2012 to December 2015.	26	48
Senior Executive Vice President and Chief Teammate Officer and Head of Enterprise Diversity
Brant J. Standridge	Chief Retail Community Banking Officer since September 2021. Head of Retail Community Banking from December 2019 to August 2021. President, Retail Banking from January 2018 to December 2019. Lending Group Manager from August 2016 to December 2017. Regional President in Texas from January 2015 to August 2016.	23	46
Senior Executive Vice President and Chief Retail Community Banking Officer
Clarke R. Starnes III	Chief Risk Officer since July 2009.	39	62
Senior Executive Vice President and Chief Risk Officer
Joseph M. Thompson	Chief Wealth Officer since September 2021. Head of Truist Wealth from December 2019 to August 2021. Previously SunTrust Head of Private Wealth Management since August 2014.	28*	55
Senior Executive Vice President and Chief Wealth Officer
David H. Weaver	Chief Commercial Community Banking Officer since September 2021. Head of Commercial Community Banking from December 2019 to August 2021. President, Community Banking from December 2016 to December 2019. Community Banking Group Executive from 2010 to December 2016.	26	55
Senior Executive Vice President and Chief Commercial Community Banking Officer
Dontá L. Wilson	Chief Digital and Client Experience Officer since November 2018. Chief Client Experience Officer from August 2016 to November 2018. Regional President in Georgia from December 2014 to July 2016.	23	45
Senior Executive Vice President and Chief Digital and Client Experience Officer
*Reflects combined years of service at Truist and SunTrust.
18 Truist Financial Corporation

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Merger-Related Risks
•Truist may not be able to successfully integrate the companies or to realize the anticipated benefits of the Merger.
•Truist will continue to incur substantial expenses related to the Merger and the integration.

COVID-19 Risks
•The effects of COVID-19 have adversely impacted the Company’s operations; the duration and impact of these effects is still unknown.

Climate Risks
•Physical, transition, or other risks associated with climate change have the potential to negatively impact operations, business results, and clients.

Market Risks
•Changes in interest rates could adversely affect revenue and expenses, the value of assets and liabilities, as well as the availability and cost of capital, and liquidity.
•The monetary and fiscal policies of the U.S. federal government could have a material adverse effect on profitability.
•Financial results, lending or other business activities could be materially affected by a deterioration of economic conditions.
•Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition.
•The replacement of LIBOR could adversely affect Truist’s profitability and financial condition.

Credit Risks
•The Company is subject to credit risk by lending or committing to lend money, or entering into a letter of credit or other types of contracts with counterparties.
•The Company may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.

Liquidity Risks
•Loss of deposits or a change in deposit mix could increase Truist’s funding costs.
•Truist’s liquidity could be impaired by an inability to access short-term funding, an unforeseen outflow of cash, or the inability to monetize liquid assets.
•Truist relies on the mortgage secondary market and GSEs for some of the Company’s liquidity.
•Any reduction in the Company’s credit ratings could increase the Company’s cost of funding or reduce its access to the capital markets.
•The Parent Company could have less access to funding sources and its liquidity could be constrained if the Bank becomes unable to pay dividends during a time of stress.
Compliance Risks

•Truist is subject to extensive and evolving government regulation and supervision, which could increase the cost of doing business, limit Truist’s ability to make investments and generate revenue, and lead to costly enforcement actions.
•Truist is subject to regulatory capital and liquidity standards that affect the Company’s business, operations, and ability to pay dividends, or otherwise return capital to shareholders.
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
•Competition may reduce Truist’s client base or cause Truist to modify pricing for products and services.
•Truist may not be able to complete future mergers or acquisitions.
•Truist has businesses other than banking that are subject to a variety of risks.

Truist Financial Corporation 19

Reputational Risks
•Negative public opinion could damage the Company’s reputation and adversely impact business and revenues.
•Scrutiny of the Company’s sales, training, and incentive compensation practices could damage the Company’s reputation and adversely impact business and revenues.

Operational Risks
•Litigation may adversely affect the Company’s results.
•The Company may incur fines, penalties and other negative consequences from regulatory violations, including inadvertent or unintentional violations.
•Truist relies on other companies to provide key components of the Company’s business infrastructure.
•Truist depends on the expertise of key teammates. If these individuals leave or change their roles without effective replacements, operations may suffer.
•The Company may not be able to hire or retain additional qualified teammates and recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company’s ability to implement business strategies.
•The Company’s framework for managing risks may not be effective.
•There are risks resulting from the extensive use of models in Truist’s business, which may impact decisions made by Management and regulators.
•The Company is at risk of increased losses from fraud.
•The Company’s operational or security systems or infrastructure or those of third parties, could fail or be breached, which could disrupt the Company’s business and adversely impact the Company’s results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
•Natural disasters and other catastrophic events, which may increase in frequency and intensity due to climate change, could have a material adverse impact on the Company’s operations or the Company’s financial condition and results.
•Truist may be impacted by the soundness of other financial institutions.
•Truist depends on the accuracy and completeness of information about clients and counterparties.
•The Company’s accounting policies and processes are critical to how the Company reports its financial condition and results of operations and require management to make estimates about matters that are uncertain.
•Depressed market values for the Company’s stock and adverse economic conditions sustained over a period of time may require the Company to write down all or some portion of the Company’s goodwill.
•Certain banking laws and certain provisions of the Company’s articles of incorporation may have an anti-takeover effect.

Technology Risks
•The Company faces cybersecurity risks, including denial of service, hacking, and malware or ransomware attacks, which could result in the disclosure of confidential information, adversely affect the Company’s operations or reputation, and create significant legal and financial exposure.
•Truist will continually encounter technological change and must effectively anticipate, develop, and implement new technology.
•The Company faces risks associated with quality, availability and retention of key data for operational, strategic, and compliance purposes.

The following discussion sets forth some of the more important risk factors that could materially affect Truist's financial condition and operations. When a risk factor spans several risk categories, the risks have been listed by their primary risk category. The risks described are not all inclusive. Additional risks that are not presently known or risks deemed immaterial may have a material adverse effect on Truist's financial condition, results of operations, business, and prospects.

Merger-Related Risks

Truist may not be able to successfully integrate the companies or to realize the anticipated benefits of the Merger.

The Company was formed by the Merger of BB&T and SunTrust on December 6, 2019. Since the closing of the Merger, Truist has expended significant time and resources, and incurred substantial expenses, in the integration of systems, operations, and teammates of BB&T and SunTrust. Although many integration milestones have been achieved, important integration steps remain to be completed. In addition, the core bank conversion of heritage SunTrust clients occurred in February 2022. Conversion activities remain subject to validation, and issues related to this and other conversions may not be discovered until a later date. Additionally, systems that are no longer being used may still need to be retained for a period of time.

20 Truist Financial Corporation

Truist may encounter difficulties as it completes integration activities, such as:

•the loss of key teammates and clients;
•the disruption of operations and businesses;
•loan, deposit, and revenue attrition;
•inconsistencies in standards, control procedures and policies;
•unexpected issues with planned branch and other facilities closures;
•unexpected issues with costs, operations, teammates, technology; and
•problems with the assimilation of new operations, sites, or teammates.

Integration activities have and will continue to divert resources from regular operations. In addition, general market and economic conditions or governmental actions affecting the financial industry may inhibit the Company’s continued integration of the heritage entities.

BB&T and SunTrust merged with the expectation that the Merger would result in various synergies, including benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization, technology efficiencies, cost savings, and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Company continues the integration of the institutions in an efficient and effective manner, as well as general competitive factors in the marketplace. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

Truist will continue to incur substantial expenses related to the Merger and the integration.

There continue to be processes, policies, procedures, operations, technologies, and systems that must be integrated or decommissioned. In addition, the Merger may increase the Company’s compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business.

While the Company has assumed that a certain level of expenses would be incurred, there are many factors beyond the Company’s control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. The amount and timing of future charges to earnings as a result of Merger or integration expenses remain uncertain.

COVID-19 Risks

The effects of COVID-19 have adversely impacted the Company’s operations; the duration and impact of these effects is still unknown.

Although the global economy has begun to recover from the COVID-19 pandemic, as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures.

Since the onset of the pandemic, the majority of the Company’s workforce has been working remotely, which may increase cybersecurity risks to the Company. Commercial clients are experiencing varying levels of disruptions or restrictions on their business activity and supply chains, closures of facilities or decreases in demand for their products and services. Consumer clients are experiencing interrupted income or unemployment. Certain industries have been particularly susceptible to the effects of the pandemic, including industries where Truist has outstanding loans to clients. The duration of this severe economic disruption and its related financial impact cannot be reasonably estimated at this time.

The effects of the pandemic initially resulted in an increase in the allowance for credit losses, a reduction of fee income, a reduction of net interest margin, a decrease in demand for certain types of loans, and an increase in expenses. A resurgence of the pandemic could reintroduce or continue to worsen these impacts and also affect the Company’s capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause an outflow of deposits, influence the recognition of credit losses on loans and securities and further increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital.

Truist Financial Corporation 21

Since the inception of the COVID-19 pandemic governmental authorities enacted regulations, and protocols, including governmental programs to provide economic relief to businesses and individuals. The application of forbearance and payment deferral policies beyond any statutory requirements may impact Truist’s interest income. Truist participated in the SBA's PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. The Company faces increased risks, in terms of credit, fraud risk, and litigation, in light of participation in this program.

The extent to which the consequences of the COVID-19 pandemic affect the Company’s financial condition, results of operation, and liquidity and capital position will depend on future developments, which are highly uncertain and cannot be predicted, including the rate of distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on customers, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic will heighten the other risks described in this Annual Report on Form 10-K.

Climate Risks

Physical, transition, or other risks associated with climate change have the potential to negatively impact operations, business results, and clients.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. Climate change presents (i) physical risks from the direct impacts of changing climate patterns and acute weather events, such as damage to physical assets and service disruptions, and (ii) transition risks from changes in regulations, disruptive technologies, and shifting market dynamics towards a lower carbon economy. The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes, and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Physical risks may alter the Company’s strategic direction in order to mitigate certain financial risks. Such events could also disrupt the Company’s operations or those of its clients or third parties the Company relies on, not only through direct damage to assets, but also from indirect impacts due to supply chain disruption and market volatility. While material impact from climate change is expected to occur over a longer time horizon, the acceleration of a transition to a low-carbon economy could present idiosyncratic risks for individual companies. Additionally, transitioning to a low-carbon economy will entail extensive policy, legal, technology, and market initiatives.

Transition risks, including changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or customer requirements, could have a material adverse impact on asset values and the financial performance of Truist’s businesses, and those of its clients. Climate change could also present incremental risks to the execution of the Company’s long-term strategy.

Additionally, the Company faces potential reputational risks as a result of its practices related to climate change, including as a result of the Company’s direct or indirect involvement in certain industries, as well as any decisions management makes in response to managing climate risk. As climate risk is interconnected with all key risk types, Truist continues to embed climate risk considerations into risk management strategies. Due to the level of uncertainty around the future path of climate change, the Company’s risk management strategies may not be effective in fully mitigating climate risk exposures.

Market Risks

Changes in interest rates could adversely affect revenue and expenses, the value of assets and liabilities, as well as the availability and cost of capital, and liquidity.

Truist’s balance sheet can be sensitive to movements in market interest rates and spreads. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact the Company in one or more of the following ways:

•The yield on earning assets and rates paid on interest-bearing liabilities may change in disproportionate ways; or
•The value of financial instruments held could change adversely.

Regional and local economic conditions, competitive pressures and the policies of regulatory authorities affect interest income and interest expense. When interest rates rise, funding costs may rise faster than the yield the Company earns on assets, causing interest margin to contract. Higher interest rates may also result in lower mortgage production income and elevated charge-offs in certain categories of the loan portfolio. Conversely, when interest rates fall, the yield the Company earns on assets may fall faster than the Company’s ability to lower rates paid on deposits or borrowings.

22 Truist Financial Corporation

Certain investment securities, notably MBS, are very sensitive to changes in rates. Generally, when rates rise, prepayments will decrease and the duration of MBS will increase. Conversely, when rates fall, prepayments of principal and interest will increase and the duration of MBS will decrease.

The monetary and fiscal policies of the U.S. federal government could have a material adverse effect on profitability.

Changes in monetary and fiscal policies, including FRB policies, can adversely affect profitability and cannot be controlled or predicted by the Company. FRB policies can:

•significantly impact the cost of funds, as well as the return on assets, both of which can have an impact on interest income;
•materially affect the value of financial assets and liabilities;
•adversely affect borrowers through higher debt servicing costs and potentially increase the risk that they may fail to repay their loan obligations; and
•artificially inflate asset values during prolonged periods of accommodative policy, which could in turn cause volatile markets and rapidly declining collateral values during times of restrictive monetary and fiscal policies.

While interest rates remain low, the FRB is expected to begin raising interest rates during 2022. Truist cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on the Company’s activities and financial results.

Elevated inflation and expectations for elevated future inflation can adversely impact economic growth, consumer and business confidence, and the Company’s financial condition and results. In addition, elevated inflation may cause unexpected changes in monetary policies and actions which may adversely affect confidence, the economy, and the Company’s financial condition and results.

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

The deterioration of economic conditions also could adversely affect financial results for the Company’s fee-based businesses. Truist earns fee income from, among other activities, managing assets for clients, and providing brokerage and other investment advisory and wealth management services. Investment management fees are often based on the value of assets under management and a decrease in the market prices of those assets could reduce the Company’s fee income. Changes in stock or fixed income market prices or client preferences could affect the trading activity of investors, reducing commissions and other fees earned from the Company’s brokerage business. Poor economic conditions and volatile or unstable financial markets would likely adversely affect the Company’s capital markets-related businesses.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the U.S. and other nations remains uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global demand for products may exceed supply during the economic recovery from the COVID-19 pandemic, and such shortages may cause inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as the Company’s financial condition and results.

Truist Financial Corporation 23

The replacement of LIBOR could adversely affect Truist’s profitability and financial condition.

LIBOR and certain other interest rate benchmarks are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms have caused and may continue to cause such benchmarks to perform differently than in the past, disappear entirely, or have other consequences which cannot be predicted.

A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms will continue over the course of the next few years. The publication of the one-week and two-month U.S. dollar LIBOR settings ceased as of December 31, 2021, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023. The U.S. federal banking agencies have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR by December 31, 2021.

A group of market participants convened by the FRB, the ARRC, has selected SOFR as its recommended alternative to U.S. dollar LIBOR. Truist offers SOFR-based lending solutions to wholesale and consumer clients, and enters into SOFR-based derivative contracts. Truist will also support “credit sensitive” alternatives, such as Bloomberg Short Term Bank Yield and other alternatives as they develop in the market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

SOFR or other alternative reference rates may perform differently than LIBOR in response to changing market conditions. For example, SOFR could experience greater decreases during times of economic stress, which could require the Company to lend at lower rates at times when the Company’s borrowing costs are increasing.

The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on the Company’s business, financial condition, and results of operations. In particular, any such transition could:

•adversely affect the interest rates received or paid on the revenue and expenses associated with or the value of the Company’s LIBOR-based assets and liabilities;
•adversely affect the interest rates received or paid on the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR's role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
•result in disputes, litigation, or other actions with borrowers or counterparties about the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.

The transition away from LIBOR to an alternative reference rate or rates will require the transition to or development of appropriate systems, models, and analytics to effectively transition the Company’s risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as SOFR. Truist has developed a LIBOR transition team and project plan that outlines timelines and priorities to prepare its processes, systems, and people to support this transition. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.

The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on the Company’s funding costs, loan, investment and trading securities portfolios, and ALM, is uncertain.

Credit Risks

The Company is subject to credit risk by lending or committing to lend money, or entering into a letter of credit or other types of contracts with counterparties.

Truist incurs credit risk, which is the risk of loss if the Company’s borrowers or counterparties fail to perform according to the terms of their contracts. A number of products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets and investment securities. Changes in credit quality can have a significant impact on the Company’s earnings and capital position. The Company estimates and establishes contractual lifetime reserves for credit risks and credit losses inherent in its determination of credit exposure. This process, which is critical to the Company’s financial results and condition, requires complex calculations and extensive use of judgment, considering both external and borrower-specific factors that might impair the ability of borrowers to repay their loans. As is the case with any such assessments, there is always the chance that the Company will fail to identify all pertinent factors or that the Company will fail to accurately estimate the impacts of factors identified.

Credit losses may exceed the amount of the Company’s reserves as a result of changing economic conditions, including falling real estate or commodity prices and higher unemployment or other factors such as changes in borrower behavior. There is no assurance that reserves will be sufficient to cover all credit losses. In the event of significant deterioration in current or projected future economic conditions, the Company may be required to increase reserves in future periods, which would reduce the Company’s earnings and potentially impact its capital.
24 Truist Financial Corporation

The Company may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.

The Company’s credit risk and credit losses can increase if the Company’s loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic, market conditions, or climate change.

Deterioration in economic conditions, housing conditions, or real estate values, including as a result of climate change or natural disasters, in the markets in which the Company operates could result in materially higher credit losses. The Company is also subject to physical risks of climate change, which could manifest in the form of asset quality deterioration and could be exacerbated by specific portfolio concentrations, and transition risks of climate change, which could manifest through longer-term shifts in market dynamics and consumer preferences and could be exacerbated in specific industries that may be more sensitive or vulnerable to a transition to a low carbon economy.

Liquidity Risks

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

Truist’s liquidity could be impaired by an inability to access short-term funding, an unforeseen outflow of cash, or the inability to monetize liquid assets.

Liquidity is essential to Truist’s businesses. When volatility or disruptions occur in the wholesale funding markets, the Company’s ability to access short-term liquidity could be materially impaired. In addition, idiosyncratic factors, as well as other factors outside of the Company’s control, such as a general market disruption or an operational problem that affects third parties, could impair the Company’s ability to access short-term funding or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. The Company’s inability to monetize liquid assets or to access short-term funding or capital markets could constrain the Company’s ability to make new loans or meet existing lending commitments and could ultimately jeopardize the Company’s overall liquidity and capitalization.

Truist relies on the mortgage secondary market and GSEs for some of the Company’s liquidity.

Truist sells a portion of the mortgage loans that it originates to reduce the Company’s retained credit risk and to provide funding capacity for originating additional loans. GSEs could limit their purchases of conforming loans due to capital constraints or other changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). This potential reduction in purchases could limit the Company’s ability to fund new loans.

Proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform of the housing finance market and the GSEs, as well as any effect on the Company’s business and financial results, are uncertain.

Any reduction in the Company’s credit ratings could increase the Company’s cost of funding or reduce its access to the capital markets.

Credit ratings are influenced by many factors, including the Company’s profitability, asset quality, capital levels, liquidity, business mix, operations, and risk management practices. Credit ratings may also be influenced by other factors, some of which are outside the Company’s control, such as recent and anticipated economic trends, geopolitical risk, legislative and regulatory developments, including implied levels of government support during a crisis, environmental, social, and governance considerations, and litigation, as well as changes to the rating agencies’ methodologies, among others. Truist’s failure to maintain credit ratings could adversely affect funding costs and increase the Company’s cost of capital. A downgrade to Truist’s credit ratings might also adversely impact the Company’s ability to conduct derivatives business with certain clients and counterparties and could trigger obligations to make cash or collateral payments to certain clients and counterparties. Additionally, a ratings downgrade could affect the Company’s ability to attract or retain funding, including deposits from commercial and corporate clients.

Truist Financial Corporation 25

The Parent Company could have less access to funding sources and its liquidity could be constrained if the Bank becomes unable to pay dividends during a time of stress.

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

Compliance Risks

Truist is subject to extensive and evolving government regulation and supervision, which could increase the cost of doing business, limit Truist’s ability to make investments and generate revenue, and lead to costly enforcement actions.

The banking and financial services industries are highly regulated. Truist is subject to supervision, regulation, and examination by regulators, including the FRB, FDIC, NCCOB, SEC, CFTC, CFPB, FINRA, NFA, and various state regulatory agencies. The statutory and regulatory framework governing Truist is generally intended to protect depositors, the DIF, clients, and the U.S. financial system as a whole, and not Truist’s debt holders or shareholders. Reform of the financial services industry resulting from the Dodd-Frank Act, including the EGRRCPA and other legislative, regulatory, and technological changes, affect the Company’s operations.

These laws and regulations and Truist's inability to act in certain instances without receiving prior regulatory approval affect Truist’s lending practices, capital structure, investment practices, dividend policy, ability to repurchase common stock and ability to pursue strategic acquisitions, among other activities. Changes to statutes, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect Truist in substantial and unpredictable ways. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, and limitations on the Company’s activities that could have a material adverse effect on operations or profitability.

In recent years, both Congress and the federal banking regulators have engaged in a rebalancing of the post financial crisis legal and regulatory framework, particularly by tailoring enhanced prudential standards to the size, risk profile, and complexity of the banking organization. Under the current presidential administration and Congress, the Company and other large financial institutions are becoming subject to increased scrutiny, more intense supervision and regulation, and a higher risk of enforcement action. Truist expects that its businesses will remain subject to extensive regulation and supervision. Any potential new regulations or modifications to existing regulations would likely necessitate changes to Truist’s existing regulatory compliance and risk management infrastructure. Compliance with new regulations and supervisory initiatives may increase costs. In addition, concerns over climate change may prompt changes in regulations that, in turn, could have a material adverse impact on asset values and the financial performance of Truist’s businesses and its clients.

Truist is subject to heightened requirements under the enhanced prudential standards and expects increased supervisory scrutiny, including, for example, single counterparty credit limits, heightened expectations with respect to governance, risk management and internal controls and additional capital and liquidity requirements.

Financial regulators’ prudential and supervisory authority gives them broad power and discretion to direct Truist’s actions, and they have assumed an active oversight, examination, and enforcement role across the financial services industry on both the federal and state levels. Areas of focus in the recent past have been with respect to mortgage-related practices, student lending practices, auto lending practices, sales practices and related incentive compensation programs, consumer privacy, fair banking, overdraft fees, and other consumer compliance matters. During November 2019, SunTrust Bank entered into a consent order with the FRB, relating to certain identified legacy compliance issues, and requiring certain remediation actions and the verification of such actions regarding the identified issues. In June 2021, the FDIC terminated this consent order. Truist continues to be subject to examinations and ongoing monitoring to assess compliance with BSA/AML laws and regulations, as well as sanctions compliance administered by the OFAC. Additionally, misconduct by teammates, including unethical, fraudulent, improper, or illegal conduct, or other unfair, deceptive, abusive, or discriminatory practices, can result in litigation, or government investigations and enforcement actions, and cause significant reputational harm. See additional disclosures in the "Regulatory Considerations" section.

26 Truist Financial Corporation

The Company is subject to laws, rules, and regulations regarding compliance with privacy policies and the disclosure, collection, use, sharing and safeguarding of personal identifiable information of certain parties. There has recently been an increase in legislative and regulatory efforts to protect the privacy of consumer data. Truist will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines, and enforcement actions. These laws may limit how companies can use customer data and may increase compliance complexity and related costs, result in significant financial penalties for compliance failures, and limit the Company’s ability to develop new products or respond to technological changes. Truist also relies upon third parties who may expose the Company to compliance and legal risk. New or existing legal requirements also could heighten the reputational impact of perceived misuses of customer data by the Company and third parties.

Heightened regulatory scrutiny or the results of an investigation or examination may lead to additional regulatory investigations or enforcement actions. There is no assurance that those actions will not result in regulatory settlements or other enforcement actions against Truist. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings, either by multiple federal and state agencies and officials in the United States or, in some instances, regulators and other governmental officials in foreign jurisdictions. In addition, if another financial institution is found to have violated a law or regulation relating to certain business activities, this could lead to investigations by regulators or other governmental agencies of the same or similar activities by other financial institution, including Truist. Responding to inquiries, investigations, lawsuits, and proceedings is time-consuming and expensive and can divert senior management attention from Truist’s business. The outcome of such proceedings, which may last a number of years, may be difficult to predict or estimate.

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

Truist could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted, or contemplated, including policies and rulemaking related to Dodd-Frank Act, limits on acquisitions, the COVID-19 pandemic, and climate change. The cumulative effect of such legislation and regulations on Truist’s’ business, operations, and profitability remains uncertain. Such regulatory changes may reduce Truist’s revenues, limit the types of financial services and products it may offer, alter the investments it makes, affect the manner in which it operates its businesses, increase its litigation and regulatory costs should it fail to appropriately comply with new or modified laws and regulatory requirements and increase the ability of non-banks to offer competing financial services and products.

Truist is subject to regulatory capital and liquidity standards that affect the Company’s business, operations, and ability to pay dividends, or otherwise return capital to shareholders.

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

Truist Financial Corporation 27

The liquidity standards applicable to large U.S. banking organizations have been supplemented in recent years. The NSFR rule, which is designed to ensure that banking organizations maintain a stable funding profile in relation to their asset composition and off-balance sheet activities, became effective on July 1, 2021. Public disclosure of the NSFR will begin in 2023.

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

In addition to repurchase claims from GSEs, Truist could be subject to indemnification claims from non-GSE purchasers of the Company’s loans. Claims could be made if Truist fails to conform to statements about the quality of the mortgage loans sold, the manner in which the loans were originated and underwritten or their compliance with state and federal law.

Truist faces risks as a servicer of loans.

The Company acts as servicer and master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, the Company has certain contractual obligations to the securitization trusts, investors, or other third parties. As a servicer, Truist’s obligations include foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. In the Company’s capacity as a master servicer, obligations include overseeing the servicing of mortgage loans by the servicer. Generally, the Company’s servicing obligations are set by contract, for which the Company receives a contractual fee. However, GSEs can amend their servicing guidelines, which can increase the scope or costs of the services required without any corresponding increase in the Company’s servicing fee. Further, the CFPB has implemented national servicing standards which have increased the scope and costs of services which the Company is required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of the Company’s servicing obligations. As a servicer, the Company also advances expenses on behalf of investors which it may be unable to collect.

A material breach of the Company’s obligations as servicer or master servicer may result in contract termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing the Company to lose servicing income. In addition, the Company may be required to indemnify the securitization trustee against losses from any failure by the Company, as a servicer or master servicer, to perform the Company’s servicing obligations or any act or omission on the Company’s part that involves willful misfeasance, bad faith, or gross negligence. For certain investors and certain transactions, Truist may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. The Company may be subject to increased repurchase obligations as a result of claims made that the Company did not satisfy its obligations as a servicer or master servicer. The Company may also experience increased loss severity on repurchases, which may require a material increase to the Company’s repurchase reserve.

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

28 Truist Financial Corporation

Strategic Risks

Truist may face the risk of financial loss or negative impact resulting from ineffective strategy setting and execution, adverse business decisions, or lack of responsiveness to changes in the external environment.

Embedded within strategic risks are risks associated with:

•maintaining a level of earnings appropriate to support growth objectives and the ability to maintain dividends in various economic cycles,
•successful delivery of innovation and technology strategies that transform the client experience as well as the way Truist conducts business,
•changes and events within the external environment, including geopolitical, macroeconomic, social, cultural, competitive, and regulatory factors, and
•implementation and execution of climate risk management related programs.

Any of the foregoing may impact the successful execution of Truist’s strategy.

Competition may reduce Truist’s client base or cause Truist to modify pricing for products and services.

Truist operates in a highly competitive industry that could become even more competitive with growth in areas such as neo-banks, fintechs, and other non-bank platforms. Increased competition could arise from technological advancements, legislative and regulatory changes, as well as competition from other financial services companies, some of which may be subject to less extensive regulation than Truist. The Company’s success depends, in part, on the Company’s ability to adapt its offering of products and services to evolving industry standards and client expectations. The widespread adoption of new technologies has required and will continue to require substantial investments to modify existing products and services or to develop new products and services. In addition, there is increasing pressure to provide products and services at lower prices further reducing contribution margins. The Company may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance.

Truist also competes with nonbank companies inside and outside of the Company’s market area and, in some cases, with companies other than those traditionally considered financial sector participants. In particular, technology companies are increasingly focusing on the financial sector, either in partnership with competitor banking organizations or on their own. These companies generally are not subject to the same regulatory oversight as main street financial institutions and may accordingly realize certain cost strategies and offer products and services at more favorable rates and with greater convenience to the client. This competition could result in the loss of clients and revenue in areas where fintechs are operating. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality and cryptocurrencies could require the Company to make substantial investments to modify or adapt the Company’s existing products and services or even radically alter the way Truist conducts business. These and other capital investments in the Company’s business may not produce expected growth in earnings anticipated at the time of the expenditure.

Truist may not be able to complete future mergers or acquisitions.

The Company must generally satisfy a number of meaningful conditions before completing an acquisition of another bank or BHC, including federal and state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition; financial condition and future prospects, including current and projected capital ratios and levels; the competence, experience and integrity of management; record of compliance with laws and regulations; the convenience and needs of the communities to be served, including the acquiring institution's record of compliance under the CRA; the effectiveness of the acquiring institution in combating money laundering activities; and protests from various stakeholders. In addition, U.S. regulators must take systemic risk to the U.S. financial system into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like Truist. There is no certainty as to when or if or on what terms and conditions, any required regulatory approvals will be granted for any potential acquisition. In specific cases, Truist may be required to sell banks or branches or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent the Company from completing an announced acquisition. There has been increased scrutiny of bank and financial institution acquisitions from regulators and government entities in recent years. Refer to the “Acquisitions” section within Item 1 “Business” for additional discussion.

Truist Financial Corporation 29

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

Reputational Risks

Negative public opinion could damage the Company’s reputation and adversely impact business and revenues.

Truist’s earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending, sales and other operating practices, corporate governance, acquisitions, a breach of client or teammate information, the failure of any product or service sold to meet clients' expectations or applicable regulatory requirements. Negative public opinion could also result from an increase in the level of social and environmental activism surrounding Truist or other financial services companies. Negative public opinion could adversely affect the Company’s ability to attract and retain clients and teammates and can result in litigation and regulatory actions. Actual or alleged conduct by one of the Company’s businesses can result in negative public opinion about the Company’s other businesses. Actual or alleged conduct by another financial services company can result in negative public opinion about the financial services industry in general and, as a result, adversely affect Truist.

Scrutiny of the Company’s sales, training, and incentive compensation practices could damage the Company’s reputation and adversely impact business and revenues.

The Company may face increased scrutiny of the Company’s sales and other business practices, training practices, incentive compensation design and governance, and quality assurance and client complaint resolution practices. There can be no assurance that the Company’s processes and actions will meet regulatory standards or expectations. Findings from self-identified or regulatory reviews may require responsive actions, including increased investments in compliance systems and teammates or the payment of fines, penalties, increased regulatory assessments or client redress and may increase legal or reputational risk exposures.

Operational Risks

Litigation may adversely affect the Company’s results.

The Company is subject to litigation in the ordinary course of business. Claims and legal actions, including class action lawsuits and enforcement actions by the Company’s regulators, which are becoming more common in the current regulatory environment, could involve large monetary amounts, significant defense costs, and result in settlements, judgments, penalties, fines, injunctions, or other forms of relief that are adverse to the Company. The outcome of litigation and regulatory matters as well as the timing of ultimate resolution are inherently difficult to predict.

Actual legal and other costs arising from claims and legal actions may be greater than the Company’s legal reserves. The ultimate resolution of a pending legal proceeding could materially adversely affect the Company’s results of operations and financial condition.

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

Substantial legal liability or significant regulatory or government action against the Company could have material adverse financial effects or cause significant reputational harm, which adversely impact the Company’s business prospects. Further, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company’s results of operations and financial condition.

30 Truist Financial Corporation

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

Third parties provide key components of the Company’s business infrastructure, such as banking services, data processing, business processes, internet connections, and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the Company’s ability to deliver products and services to clients, to support teammates and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect the Company’s business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, in some instances, the Company may be responsible for failures of such third parties to comply with government regulations. The Company is not insured against all types of losses as a result of third party failures, and the insurance coverage that does exist may be inadequate to protect the Company from all losses resulting from system failures or other disruptions. Failures in the Company’s business infrastructure could interrupt the operations or increase the costs of doing business.

Truist depends on the expertise of key teammates. If these individuals leave or change their roles without effective replacements, operations may suffer.

The Company’s success depends, to a large degree, on the continued services of executive officers and other key teammates who have extensive experience in the industry. The Company’s business could be adversely impacted from the loss of key persons or failure to manage a smooth transition to new teammates. These risks may be exacerbated as the Company continues to integrate processes and systems subsequent to the Merger.

The Company may not be able to hire or retain additional qualified teammates and recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company’s ability to implement business strategies.

The Company’s success depends upon the ability to attract and retain high performing, diverse and well-qualified teammates. The Company faces significant competition in the recruitment of highly motivated teammates who can deliver Truist’s purpose, mission, and values, which has recently intensified as a result of changes in the labor market caused by COVID-19. The Company’s ability to execute its business strategy and provide high quality service may suffer if the Company is unable to recruit or retain a sufficient number of qualified teammates or if the costs of employee compensation or benefits increase substantially. The U.S. banking agencies have jointly issued comprehensive guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging teammates to take imprudent risks. This guidance significantly affects the amount, form, and context of incentive compensation to teammates. The FRB, FDIC, SEC, and other federal regulatory agencies have jointly proposed rules, which would affect incentive compensation. These rules were included on the SEC's regulatory agenda in 2021 for proposed rulemaking. If finalized, these rules may result in additional costs and restrictions on the form of the Company’s incentive compensation. These risks may be intensified in the increased work-from-home environment caused by the COVID-19 pandemic as job opportunities may be less constrained by physical geography.
Truist Financial Corporation 31

The Company’s framework for managing risks may not be effective.

The Company’s risk management framework seeks to mitigate risk and loss. Truist has established policies, processes, and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which the Company is subject, including liquidity, credit, market, operational, technology, reputational, legal, model, and compliance risk, among others. However, the Company’s risk management measures may not be fully effective in identifying and mitigating the Company’s risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the models for assessing risk are properly designed and implemented. Some of the Company’s methods of managing risk are based upon the Company’s use of observed historical market behavior and management's judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If the Company’s risk management framework proves ineffective, it could suffer unexpected losses and could be materially adversely affected.

There are risks resulting from the extensive use of models in Truist’s business, which may impact decisions made by Management and regulators.

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

Poorly designed or implemented models present the risk that Truist’s business decisions based on information incorporating model output would be adversely affected due to the inadequacy of that information. Also, information Truist provides to the public or to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that the regulators make, including those related to capital distributions to Truist’s shareholders, could be adversely affected due to the perception that the quality of the models used to generate the relevant information is insufficient.

The Company is at risk of increased losses from fraud.

Criminals committing fraud increasingly are using more sophisticated techniques and in some cases, are a part of larger criminal organizations, which allow them to be more effective. Fraudulent activity has taken many forms and escalates as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving and include such things as debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering, and phishing attacks to obtain personal information or impersonation of the Company’s clients through the use of falsified or stolen credentials.

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

The potential for operational risk exposure exists throughout the Company’s business and, as a result of the Company’s interactions with and reliance on third parties, is not limited to the Company’s own internal operational functions. The Company’s operational and security systems and infrastructure, including computer systems, data management and internal processes, as well as those of third parties, are integral to the Company’s performance. Truist teammates and third parties may expose the Company to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems and infrastructure. For example, the Company’s ability to conduct business may be adversely affected by any significant disruptions, including to third parties with whom the Company interacts or relies upon.

32 Truist Financial Corporation

Natural disasters and other catastrophic events, which may increase in frequency and intensity due to climate change, could have a material adverse impact on the Company’s operations or the Company’s financial condition and results.

The occurrence of catastrophic weather events or pandemics could adversely affect the Company’s financial condition or results of operations. Truist has significant operations and clients along the Gulf and Atlantic coasts as well as other regions of the U.S., which could be adversely impacted by hurricanes, tornadoes and other severe weather in those areas. Truist and its clients could also be disrupted by the physical effects of climate change, which may become more frequent and severe. Natural and other types of disasters, including as a result of climate change, could have an adverse impact on Truist’s businesses in that such events could materially disrupt the Company’s operations or the ability or willingness of the Company’s clients to access the financial services offered by Truist, including adverse impacts on the Company’s borrowers to timely repay their loans and the value of any collateral held. These events could reduce the Company’s earnings and cause volatility in the Company’s financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and results of operations.

Although Truist has business continuity plans and other safeguards in place, the Company’s operations and communications may be adversely affected by natural disasters or other catastrophic events, and there can be no assurance that such business continuity plans will be effective.

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

The Company’s accounting policies and processes are critical to how the Company reports its financial condition and results of operations and require management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how the Company records and reports its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. Several of the Company’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If assumptions or estimates underlying the Company’s financial statements are incorrect or are adjusted periodically, the Company may experience material losses.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the realization of income and expense or the recognition of assets and liabilities in the Company’s financial statements. Truist has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Due to the uncertainty surrounding the Company’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that adjustments to accounting policies or restatement of prior period financial statements will not be required.

Truist Financial Corporation 33

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

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. Future adverse changes in economic conditions or expected financial performance may cause the fair value of a reporting unit to be below its carrying amount, resulting in goodwill impairment. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to the Company’s market capitalization over a reasonable period of time. While this comparison provides some relative market information about the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in the Company’s market capitalization could be an indication of potential goodwill impairment. Refer to the "Critical Accounting Policies" section for additional details related to the Company’s intangible assets policy.

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

Technology Risks

The Company faces cybersecurity risks, including denial of service, hacking, and malware or ransomware attacks, which could result in the disclosure of confidential information, adversely affect the Company’s operations or reputation, and create significant legal and financial exposure.

The Company’s computer systems and network infrastructure and those of third parties are frequently targeted in cyber-attacks, such as denial of service attacks, hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. The Company’s business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in the Company’s information systems and that of third parties. In addition, to access the Company’s network, products, and services, the Company’s clients and other third parties may use personal mobile devices or computing devices that are outside of the Company’s network environment and can introduce added cybersecurity risks.

Truist and Truist’s clients, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to and are likely to continue to be the target of, cyber-attacks and similar incidents. Cyber-attacks may expose security vulnerabilities in the Company’s systems or the systems of third parties or other security measures that could result in the unauthorized gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or sensitive information. A cyber-attack could also damage the Company’s systems by introducing material disruptions to the Company’s or the Company’s clients’ or other third parties’ network access or business operations. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance the Company’s protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may the Company be able to implement sufficient preventive measures against such security breaches, which may result in material losses or consequences to Truist.
34 Truist Financial Corporation

Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies to facilitate and conduct financial transactions. For example, cybersecurity risks may increase in the future as Truist continues to evolve its internal and external digital offerings and capabilities. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled teammates or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, and may not be recognized until launched or well after a breach has occurred. In addition, the existence of cyber-attacks or security breaches at third party vendors with access to the Company’s data may not be disclosed in a timely manner.

The Company also faces indirect technology, cybersecurity and other operational risks relating to clients and other third parties that the Company relies upon to facilitate or enable business activities, including, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. In addition, Truist faces cybersecurity and other operational risks relating to the Merger, including increased phishing attacks on teammates, increased network perimeter scanning by attackers searching for vulnerabilities and domain name squatting. Further, as a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third party technology failure, cyber-attack, other information or security breach, termination, or constraint could, among other things, adversely affect the Company’s ability to conduct transactions, service the Company’s clients, manage the Company’s exposure to risk or expand the Company’s business.

The public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with clients and third parties with whom the Company does business. The compromise of personal information, in particular, could result in identify theft and cause serious reputational harm. A successful penetration or circumvention of system security could cause serious negative consequences, including loss of clients and business opportunities; costs associated with maintaining business relationships after an attack or breach; significant disruption to the Company’s operations and business; misappropriation, exposure or destruction of the Company’s confidential information, intellectual property, funds and those of the Company’s clients; damage to the Company’s or the Company’s clients’ or third parties’ computers or systems; or a violation of applicable privacy laws and other laws. This could result in litigation exposure, regulatory fines, penalties, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, which could adversely impact the Company’s results of operations, liquidity, and financial condition. In addition, the Company may not have adequate insurance coverage to compensate for losses from a cybersecurity event.

Truist will continually encounter technological change and must effectively anticipate, develop, and implement new technology.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. Truist has invested in technology to automate functions previously performed manually, to facilitate the ability of clients to engage in financial transactions and otherwise to enhance the client experience with respect to the Company’s products and services. Truist expects to make additional investments in innovation and technology to address technological disruption in the industry and improve client offerings and service. These changes allow the Company to better serve the Company’s clients and to reduce costs.

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

The Company faces risks associated with quality, availability and retention of key data for operational, strategic, and compliance purposes.

The Company’s financial and regulatory reporting and key business decisions are reliant on the quality, availability and retention of data. While Truist has implemented a robust data management control framework to mitigate the risks associated with data while at rest, in motion, and in use, a control failure may lead to data loss, data misuse, and data quality risks. These failures may ultimately result in inaccuracies in financial and regulatory reports, inhibited management decision-making, financial loss, reputational risk, and regulatory compliance risk, including privacy compliance risks to the extent that the Company has ineffective or flawed consumer data management processes and monitoring.

Truist Financial Corporation 35

ITEM 2. PROPERTIES

Truist’s owns its headquarters building at 214 North Tryon Street, Charlotte, NC, 28202. Truist owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic United States. Truist owns or leases retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic United States. See Table 2 for a list of Truist’s branches by state. Truist also operates numerous insurance agencies and other businesses that occupy facilities throughout the U.S. and Canada. Management believes that these premises, in the aggregate, are well-located and suitably equipped to serve as financial services facilities. See "Note 6. Premises and Equipment" for additional disclosures.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Truist’s common stock is traded on the NYSE under the symbol "TFC." As of December 31, 2021, Truist’s common stock was held by 87,467 registered shareholders.

Common Stock

Truist’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to its capital plan meeting the SCB requirements from the FRB. Truist’s ability to generate liquid assets for distribution is dependent on the ability of Truist Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders' investments and needs to be balanced with maintaining sufficient capital to support future growth and meet regulatory requirements.

Management’s target common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) is between 30% and 50% during normal economic conditions. Truist’s common dividend payout ratio was 41% in 2021 compared to 58% in 2020 and 43% in 2019. Truist expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in "Note 17. Regulatory Requirements and Other Restrictions" and in the "Regulatory Considerations" section.

Share Repurchases

Truist has periodically repurchased shares of its own common stock. Truist would expect to periodically repurchase shares in the future, to the extent the Company has excess capital and does not have sufficient investment opportunities in the form of organic growth and / or acquisitions. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase. Repurchases may be effected through open market purchases, privately negotiated transactions, trading plans established in accordance with SEC rules or other means. The timing and exact amount of repurchases are subject to various factors, including the Company’s capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares repurchased constitute authorized but unissued shares of the Company and are therefore available for future issuances. During 2021, the Company repurchased 27.6 million shares of common stock totaling $1.6 billion through open market purchases and shares exchanged or surrendered in connection with the exercise of equity-based awards.

Table 5: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (3)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October 2021	4,277	$63.56	4,277	$2,793
November 2021	3,545	64.37	3,545	2,565
December 2021	—	—	—	2,565
Total	7,822	63.93	7,822
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Pursuant to the 2020 Repurchase Plan, announced in December 2020, authorizing up to $2.0 billion of share repurchases beginning in the first quarter of 2021. In June 2021, the Board of Directors increased, effective July 1, 2021, the previous repurchase authority to effectuate repurchases up to an additional $2.2 billion in shares of the Company’s common stock through September 30, 2022 (up to $4.2 billion in aggregate amount). With the additional authorization, the Company has $2.6 billion remaining for share repurchases.

36 Truist Financial Corporation

Preferred Stock

Issuances

During 2020, Truist issued $3.5 billion in series O, series P, series Q, and series R preferred stock, gross of issuance cost, to further strengthen its capital position. During 2019, the Company issued $1.7 billion of series N non-cumulative perpetual preferred stock.

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

Redemptions

During 2021, the Company redeemed all 18,000 outstanding shares of its perpetual preferred stock series F and the corresponding depositary shares representing fractional interests in such series for $450 million, all 20,000 outstanding shares of its perpetual preferred stock series G and the corresponding depositary shares representing fractional interests in such series for $500 million, and all 18,600 outstanding shares of its perpetual preferred stock series H and the corresponding depositary shares representing fractional interests in such series for $465 million.

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

See "Note 12. Shareholders’ Equity" for information about preferred stock.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards as of December 31, 2021:

Table 6: Equity Compensation Plan Information
Plan Category	(a)(1)(2) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(3) Weighted-average exercise price of outstanding options, warrants and rights	(c)(4) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	11,669,654	$32.89	4,884,430
Not approved by security holders	6,472,392	22.42	8,261,255
Total	18,142,046	$29.74	13,145,685
(1)Includes 10,913,889 RSUs and PSUs in plans approved by security holders.
(2)Plans not approved by security holders consists of 325,263 options outstanding with a weighted average exercise price of $22.42 and 6,147,129 RSUs for plans that were assumed in mergers and acquisitions.
(3)Excludes RSUs and PSUs because they do not have an exercise price.
(4)Plans not approved by security holders consists of shares of common stock issuable pursuant to the 2012 Incentive Plan, as amended, in respect of shares reserved for issuance under the SunTrust Banks, Inc. 2018 Omnibus Incentive Compensation Plan. Awards with respect to such shares may only be granted to heritage SunTrust teammates.

Truist Financial Corporation 37

Five-Year Common Stock Performance

The following graph and table compare the cumulative total shareholder return of the Company’s common stock, the S&P 500 Index, the KBW Nasdaq Bank Index, and the Truist peer group for the five years ended December 31, 2021. The Company is a component of both indexes. The graph and table assume an initial investment of $100 was made on December 31, 2016 in each of the Company’s common stock, the indexes, and the peer group, as well as reinvestment of all dividends without commissions. The Truist peer group consists of Bank of America Corporation; Citizens Financial Group, Inc.; Fifth Third Bancorp; JPMorgan Chase & Co.; KeyCorp; M&T Bank Corporation; The PNC Financial Services Group, Inc.; Regions Financial Corporation; U.S. Bancorp; and Wells Fargo & Company.

Cumulative Total Shareholder Return
$250
$225
$200
$175
$150
$125
$100
$75
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Truist Financial Corporation
S&P 500 Index
KBW Nasdaq Bank Index
Peer Group

Table 7: Cumulative Total Shareholder Return
	Invested	Cumulative Total Return
As of / Through December 31,	2016	2017	2018	2019	2020	2021
Truist Financial Corporation	$100.00	$108.67	$97.57	$131.25	$116.64	$147.05
S&P 500 Index	100.00	121.82	116.47	153.13	181.29	233.28
KBW Nasdaq Bank Index	100.00	118.59	97.59	132.84	119.15	164.83
Peer Group	100.00	122.32	104.43	145.11	123.60	172.29

38 Truist Financial Corporation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-K, and other information contained in this document. For discussion of 2020 results as compared to 2019 results, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 2020.

Executive Overview

Truist financial performance in 2021 was solid, highlighted by strong performances from investment banking, insurance, wealth and card and payment related fees, and positive trends in a number of other businesses given improving economic conditions. Improving economic conditions also led to a strong credit performance and a benefit from the provision for credit losses. Truist achieved its fourth quarter 2021 net cost saves target and continues to reaffirm its commitment to achieving $1.6 billion in net cost saves on a run rate basis by the fourth quarter of 2022. Truist also continues to closely monitor the COVID-19 pandemic and its effects on stakeholders and the financial markets, and is actively supporting teammates, clients, and communities. Truist formed a Together Safely Committee focused on developing new working models in a post-pandemic era. Further, Truist continued to activate its Integrated Relationship Management approach, which is designed to deepen client relationships and bring the full breadth and depth of Truist’s products and services to meet clients’ financial needs. As we enter 2022 and shift priorities, aiming past systems integrations and the pandemic, Truist is well positioned for purposeful growth.

Executive Leadership Changes

Truist made several Executive Leadership changes during 2021 as we continued to execute on the strategy first agreed upon in the Merger. In September 2021, Kelly S. King, transitioned to the role of Executive Chairman, and William H. Rogers, Jr. became the CEO of Truist. There were other changes to Truist’s Executive Leadership team that included the addition of John M. Howard, as Chief Insurance Officer, the appointment of Hugh S. Cummins III as Vice Chair, and the retirement of Christopher L. Henson, Head of Banking and Insurance. The members of the Executive Leadership team as of December 31, 2021 are detailed in the Executive Officers table within Item 1 “Business.”

In January 2022, Truist appointed Denise M. DeMaio as Chief Audit Officer, effective February 28, 2022. Denise will join the Executive leadership team and will lead Truist's internal audit function and provide counsel to senior management on emerging risk trends from the vantage points of governance, processes, technologies and reporting.

Integration Efforts

Major milestones during 2021 and early 2022 include:

•Made critical progress on core bank conversions, including migrating heritage BB&T clients to the Truist ecosystem in October. We recently completed the core bank conversion in February 2022 for heritage SunTrust clients.
•Completed the Wealth brokerage and trust transitions and the mortgage systems transition.
•Introduced the new Truist digital app for Truist retail, wealth, and small business commercial clients.
•Launched new Truist.com and Truist Digital Commerce platform offering Truist‑branded products in a goal-based, mobile-optimized experience.

Truist Financial Corporation 39

ESG Efforts

Supporting Clients

Truist is committed to investing in and serving all clients, no matter where they are in their financial journey. Some of the ways we are helping clients include:

•In January 2022, Truist announced a first-of-its-kind approach to the checking account experience, designed to address clients’ direct feedback, which will be available to clients beginning in the summer of 2022. The Truist One checking account features will include: no overdraft fees; a $100 negative balance buffer for qualifying clients; an easily accessible, deposit-based line of credit of up to $750; and premium rewards that instantly recognize relationships and honor loyalty. In addition, Truist will offer an alternative checking account product created for clients who are new to credit and want simplicity and control without overdraft fees. This will help clients avoid high fees from check-cashing and payday lenders, bring many more households into mainstream banking, and create a pathway to upgrade to Truist One.
•Increased access to financial education for Truist’s clients through a partnership with Operation HOPE.
•Partnering with the Bank Policy Institute to publish the Child Tax Credit Toolkit and promoting Child Tax Credit expansion awareness with modules on all digital financial education platforms.
•Truist continues to work closely with clients as they navigate through the continuing challenges from the COVID-19 pandemic. Truist ranked as the fourth largest PPP lender amongst commercial banks overall.

Supporting Teammates

•Truist met its commitment to increase racially and ethnically diverse representation in senior leadership roles to more than 15% one year early with 15.1% as of December 31, 2021.
•Truist offered a voluntary separation and retirement program to eligible teammates in June 2021. While Truist is hiring in some areas and rightsizing in others through natural attrition, planned staffing reductions, and the voluntary separation and retirement program, Truist is actively supporting all teammates affected by reductions with opportunities and tools for internal placement, severance payments, and outplacement assistance and coaching. The Company recognized $231 million of merger-related and restructuring charges in 2021 related to the voluntary separation and retirement program.
•Implemented onsite, remote, and hybrid work styles in order to provide the most flexible work environment.

Supporting Communities

Truist continued to fulfill its purpose in meaningful ways in the community through a number of unique and creative initiatives. Some highlights from these initiatives and recognition of Truist’s efforts include:

•Truist continued to make solid progress towards the Company’s $60 billion Community Benefits Plan, ending November 2021 at 113% of the annual target.
•Recognized in JUST Capital’s ‘JUST 100’ list for ongoing efforts around good corporate citizenship.
•Released inaugural TCFD report, joined the Partnership for Carbon Accounting Financials, issued its first social bond, and set 2030 goals to reduce Scope 1 and Scope 2 emissions by 35% each, and to reduce water consumption by 25%, relative to 2019.
•Announced plans to achieve net zero greenhouse gas emissions by 2050, furthering the Company's aspiration to support the transition to a low-carbon economy.
•Released second annual Corporate Social Responsibility and Environmental, Social, and Governance report to outline its advancements and commitments with regard to diversity, equity, and inclusion; environmental sustainability and climate change; governance; community involvement; and financial inclusion.
•In December 2021, Truist and Sterling Capital Management LLC established the Sterling Capital Diverse Multi-Manager Active Exchange Traded Fund to demonstrate the Company’s support for increasing access for individuals and institutions to invest using strategies from diverse-owned firms.

40 Truist Financial Corporation

Financial Results

Net income available to common shareholders totaled $6.0 billion for 2021, a 44% increase from the prior year. On a diluted per common share basis, earnings for 2021 were $4.47, compared to $3.08 for 2020. Truist's results of operations for 2021 produced a return on average assets of 1.23% and a return on average common shareholders' equity of 9.7% compared to prior year ratios of 0.90% and 6.8%, respectively. Results include merger-related and restructuring charges of $822 million ($631 million after-tax) for 2021 compared to $860 million ($660 million after-tax) for 2020, and incremental operating expenses related to the Merger of $771 million ($592 million after-tax) for 2021 compared to $534 million ($409 million after-tax) for 2020. Additionally, the 2021 results include charitable contributions of $200 million ($153 million after-tax), an acceleration of loss recognition related to certain terminated cash flow hedges of $36 million ($28 million after tax), and a one-time professional fee expense of $30 million ($23 million after tax), partially offset by a small gain on extinguishment of debt. The 2020 results include securities gains of $402 million ($308 million after-tax), a loss on extinguishment of debt of $235 million ($180 million after tax), and charitable contributions of $50 million ($38 million after-tax). The following table provides Truist’s earnings highlights:

Table 8: Earnings Highlights
Year Ended December 31, (Dollars in millions)				Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net income available to common shareholders	$6,033	$4,184	$3,028	$1,849	$1,156
Diluted earnings per common share	4.47	3.08	3.71	1.39	(0.63)

Net interest income - taxable equivalent	$13,114	$13,951	$7,409	$(837)	$6,542
Noninterest income	9,290	8,879	5,255	411	3,624
Total taxable-equivalent revenue	$22,404	$22,830	$12,664	$(426)	$10,166
Less taxable-equivalent adjustment	108	125	96
Total revenue	$22,296	$22,705	$12,568

Return on average assets	1.23%	0.90%	1.31%	0.33%	(0.41)%
Return on average common shareholders' equity	9.7	6.8	9.9	2.9	(3.1)
Net interest margin - taxable equivalent	2.86	3.22	3.42	(0.36)	(0.20)

Truist's revenue for 2021 was $22.3 billion. On a TE basis, revenue was $22.4 billion, which represents a decrease of $426 million compared to 2020. Net interest income on a TE basis was $13.1 billion, a decrease of $837 million. The decrease in net interest income was due primarily to lower purchase accounting accretion and a $21.1 billion decrease in average outstanding loans, partially offset by a $56.3 billion increase in average securities as a result of strong deposit growth. Noninterest income for 2021 increased $411 million compared to 2020 due to strong performance from investment banking, insurance, wealth, and card and payment related fees. Excluding gains of $37 million from the divestiture of certain businesses in 2021 and securities gains of $402 million from 2020, adjusted taxable equivalent revenues decreased $61 million, or 0.3%, compared to the earlier year.

NIM was 2.86% for 2021, down 36 basis points compared to the prior year. Average earning assets increased $24.4 billion or 5.6%, while average interest-bearing liabilities decreased $1.4 billion or 0.5%, and noninterest-bearing deposits increased $24.2 billion or 21%. The TE yield on the total loan portfolio for 2021 was 3.95%, down 38 basis points. The TE yield on the average securities portfolio was 1.50%, down 59 basis points. The average cost of interest-bearing deposits was 0.06%, down 26 basis points. The average cost of long-term debt was 1.53%, down 22 basis points. The average cost of total deposits was 0.04%, down 18 basis points.

The provision for credit losses was a benefit of $813 million, compared to a cost of $2.3 billion for the prior year. Net charge-offs were $697 million, compared to $1.1 billion for the prior year. Asset quality ratios were relatively stable at December 31, 2021 compared to the prior year, reflecting Truist’s prudent risk culture, portfolio diversification, improving economic conditions, and the ongoing effects of government stimulus. The ratio of the ALLL to net charge-offs was 6.36X for 2021, compared to 5.21X in 2020, reflecting lower net charge-offs. NPAs decreased $224 million year over year due to declines across almost all portfolios, partially offset by an increase in the indirect auto portfolio.

Noninterest income increased $411 million, or 4.6%, compared to the prior year. Excluding securities gains and a gain on the divestiture of certain businesses, noninterest income was up $776 million, or 9.2%, highlighted by strong performance from investment banking, insurance, wealth, and card and payment related fees.

Noninterest expense increased $219 million, or 1.5%, compared to the prior year. Excluding merger-related and restructuring charges, incremental operating expenses related to the Merger, the impact of the extinguishment of debt, charitable contributions, an acceleration of loss recognition related to certain terminated cash flow hedges, a one-time professional fee expense, and the impact of amortization expense for intangibles, noninterest expense increased $154 million, or 1.2%. This increase in noninterest expense was driven by incentives expense due to stronger performance and insurance acquisitions, partially offset by the ongoing impact of cost saving efforts from the Merger.

Truist's total assets at December 31, 2021 were $541.2 billion, an increase of $32.0 billion compared to December 31, 2020, reflecting a $33.8 billion increase in securities, a $2.3 billion increase in securities borrowed or purchased under agreements to resell, a $2.1 billion increase in goodwill and intangible assets, partially offset by a decrease of loans and leases HFI, net of ALLL, of $8.8 billion.
Truist Financial Corporation 41

Total liabilities at December 31, 2021 were $472.0 billion, an increase of $33.7 billion from the prior year, reflecting an increase of $35.4 billion in deposits, partially offset by a decrease of $3.7 billion in long-term debt.

Total shareholders' equity was $69.3 billion at December 31, 2021, down $1.6 billion compared to the prior year, reflecting a decrease in AOCI of $2.3 billion, primarily due to unrealized losses on AFS debt securities, $1.6 billion common share repurchases, and the redemption of $1.4 billion of preferred shares, partially offset by net income in excess of dividends paid of $3.6 billion.

Truist maintained strong capital and liquidity in 2021. As of December 31, 2021, the CET1 ratio was 9.6% and the average LCR was 114%. Truist increased the quarterly common dividend 7% during the year and declared total common dividends of $1.86 per share during 2021. The dividend payout ratio for 2021 was 41% compared to 58% for the prior year. The total payout ratio for 2021 was 68% compared to 58% for the prior year, reflecting the resumption of share repurchases. During 2021, Truist completed the acquisition of Service Finance to expand point-of-sale lending capabilities and Constellation Affiliated Partners to expand IH’s wholesale division. In early 2022, Truist declared common dividends of $0.48 per share for the first quarter of 2022, and announced the acquisition of Kensington Vanguard National Land Services to expand IH’s title insurance operation.

Key Areas of Focus

Truist's business is dynamic and complex. Consequently, management annually evaluates and, as necessary, adjusts the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. Achieving key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the following are the key areas of focus most likely to impact Truist’s near to medium term performance:

•Championing the Company’s purpose to inspire and build better lives and communities;
•Leading with purpose to provide profitable growth and achieve positive operating leverage;
•Shifting from an integration focus to an operating focus, with a particular emphasis on executional excellence and profitable growth,
•Attracting and retaining key teammates and advancing teammate and leadership development;
•Driving innovation and remaining attuned to evolving client preferences to succeed in an intensely competitive environment;
•Executing the Company’s "T3 strategy" by focusing on personal touch and technology to engender trust and provide distinctive, secure and successful client experiences;
•Advancing DEI and ESG initiatives;
•Achieving the benefits from the Merger, including anticipated synergies through cost saving and Truist’s Integrated Relationship Management approach; and
•Managing the integration of systems and operations, while safeguarding the Company against external threats.

In addition, certain other challenges and unforeseen events could have a near term impact on Truist's financial condition and results of operations. See the sections titled "Forward-Looking Statements" and "Risk Factors" for additional examples of such challenges.

42 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income and NIM

2021 compared to 2020

Net interest income for the year ended December 31, 2021 was down $837 million, or 6.0%, compared to the prior year due to lower purchase accounting accretion, lower rates on earning assets, and a decrease in loan balances. These decreases were partially offset by growth in the securities portfolio, lower funding costs, higher fees on PPP loans, and releases of interest deferrals related to COVID-19 loan accommodations established in 2020. Average earning assets increased $24.4 billion, or 5.6%, compared to the prior period. The increase in average earning assets reflects a $56.3 billion, or 68%, increase in average securities, while average total loans and leases decreased $21.1 billion, or 6.7%, and average other earning assets decreased $11.7 billion, or 38%. The growth in average earning assets is a result of an increase in investment securities driven by strong deposit growth resulting from fiscal and monetary stimulus. Average deposits increased $35.1 billion, or 9.7%, compared to the prior year, while average long-term debt and short-term borrowings decreased $8.4 billion, or 18%, and $4.0 billion, or 39%, respectively.

Net interest margin was 2.86% for the year ended December 31, 2021, down 36 basis points compared to the prior year. The yield on the total loan portfolio for the year ended December 31, 2021 was 3.95%, down 38 basis points compared to the prior year, reflecting the impact of lower purchase accounting accretion and the ongoing impact of the low rate environment. The yield on the average securities portfolio was 1.50% for the year ended December 31, 2021, down 59 basis points compared to the prior year primarily due to lower yields on new purchases and higher premium amortization.

The average cost of total deposits was 0.04% for the year ended December 31, 2021, down 18 basis points compared to the prior year. The average cost on short-term borrowings was 0.76% for the year ended December 31, 2021, down 59 basis points compared to the prior year. The average cost on long-term debt was 1.53% for the year ended December 31, 2021, down 22 basis points compared to the prior year. The lower rates on interest-bearing liabilities reflect the lower rate environment.

As of December 31, 2021, the remaining unamortized fair value marks on the loan and lease portfolio, deposits, and long-term debt were $1.3 billion, $7 million, and $139 million, respectively. As of December 31, 2020, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $2.4 billion, $19 million, and $216 million, respectively.

The remaining unamortized fair value mark on loans and leases consist of $700 million for consumer loans and leases, and $623 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 43

Table 9: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
										2021 vs. 2020			2020 vs. 2019
Year Ended December 31, (Dollars in millions)	Average Balances (5)			Yield/Rate			Income/Expense			Incr. (Decr.)	Change due to		Incr. (Decr.)	Change due to
	2021	2020	2019	2021	2020	2019	2021	2020	2019		Rate	Volume		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$7,633	$2,194	$2,644	0.73%	1.81%	2.01%	$56	$40	$53	$16	$(35)	$51	$(13)	$(5)	$(8)
GSE	1,799	1,846	2,402	2.29	2.33	2.26	41	43	53	(2)	(1)	(1)	(10)	2	(12)
Agency MBS	128,306	78,564	44,710	1.52	2.07	2.59	1,953	1,625	1,161	328	(511)	839	464	(270)	734
States and political subdivisions	429	501	587	3.55	3.92	3.73	15	19	21	(4)	(2)	(2)	(2)	1	(3)
Non-agency MBS	1,299	86	269	2.20	16.81	14.05	28	15	38	13	(23)	36	(23)	6	(29)
Other	31	36	33	1.90	2.33	3.75	1	1	1	—	—	—	—	—	—
Total securities	139,497	83,227	50,645	1.50	2.09	2.62	2,094	1,743	1,327	351	(572)	923	416	(266)	682
Interest earning trading assets	5,602	4,655	1,277	2.78	3.62	2.02	156	168	26	(12)	(43)	31	142	33	109
Other earning assets (3)	19,498	31,240	2,888	0.24	0.50	2.89	48	156	83	(108)	(63)	(45)	73	(122)	195
Loans and leases, net of unearned income: (4)
Commercial and industrial	137,304	147,603	69,878	3.04	3.42	4.23	4,174	5,053	2,952	(879)	(540)	(339)	2,101	(653)	2,754
CRE	25,269	27,410	17,651	2.85	3.32	4.79	728	914	849	(186)	(119)	(67)	65	(311)	376
Commercial Construction	6,053	6,659	4,061	2.98	3.72	5.23	173	243	208	(70)	(48)	(22)	35	(74)	109
Residential mortgage	45,500	51,423	31,668	4.14	4.51	4.08	1,884	2,320	1,291	(436)	(181)	(255)	1,029	148	881
Residential home equity and direct	25,319	26,951	12,716	5.69	6.03	5.97	1,441	1,625	759	(184)	(89)	(95)	866	8	858
Indirect auto	26,621	25,055	12,545	6.12	6.61	8.51	1,629	1,656	1,068	(27)	(127)	100	588	(282)	870
Indirect other	10,935	11,264	6,654	6.70	7.11	6.65	731	801	443	(70)	(46)	(24)	358	33	325
Student	7,251	7,596	460	3.99	4.62	5.20	289	351	24	(62)	(47)	(15)	327	(3)	330
Credit card	4,650	5,027	3,181	8.92	9.34	9.05	415	470	288	(55)	(21)	(34)	182	10	172
PCI	—	—	631	—	—	16.05	—	—	102	—	—	—	(102)	—	(102)
Total loans and leases HFI	288,902	308,988	159,445	3.97	4.35	5.01	11,464	13,433	7,984	(1,969)	(1,218)	(751)	5,449	(1,124)	6,573
LHFS	4,546	5,513	2,159	2.63	3.13	3.91	120	173	85	(53)	(25)	(28)	88	(20)	108
Total loans and leases	293,448	314,501	161,604	3.95	4.33	4.99	11,584	13,606	8,069	(2,022)	(1,243)	(779)	5,537	(1,144)	6,681
Total earning assets	458,045	433,623	216,414	3.03	3.61	4.39	13,882	15,673	9,505	(1,791)	(1,921)	130	6,168	(1,499)	7,667
Nonearning assets	64,340	65,462	31,080
Total assets	$522,385	$499,085	$247,494
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$107,311	$94,879	$31,592	0.05	0.23	0.62	59	216	197	(157)	(183)	26	19	(184)	203
Money market and savings	134,303	123,826	67,922	0.03	0.21	0.91	35	264	621	(229)	(248)	19	(357)	(664)	307
Time deposits	18,025	30,008	17,970	0.30	1.02	1.54	54	305	277	(251)	(160)	(91)	28	(115)	143
Foreign office deposits - interest-bearing	—	—	272	—	—	2.35	—	—	6	—	—	—	(6)	—	(6)
Total interest-bearing deposits (6)	259,639	248,713	117,756	0.06	0.32	0.93	148	785	1,101	(637)	(591)	(46)	(316)	(963)	647
Short-term borrowings	6,170	10,129	8,462	0.76	1.35	2.34	47	137	198	(90)	(48)	(42)	(61)	(95)	34
Long-term debt	37,410	45,793	24,756	1.53	1.75	3.22	573	800	797	(227)	(92)	(135)	3	(472)	475
Total interest-bearing liabilities	303,219	304,635	150,974	0.25	0.57	1.39	768	1,722	2,096	(954)	(731)	(223)	(374)	(1,530)	1,156
Noninterest-bearing deposits (6)	138,733	114,580	55,513
Other liabilities	11,300	11,846	6,899
Shareholders’ equity	69,133	68,024	34,108
Total liabilities and shareholders’ equity	$522,385	$499,085	$247,494
Average interest-rate spread				2.78%	3.04%	3.00%
NIM/net interest income - taxable equivalent				2.86%	3.22%	3.42%	$13,114	$13,951	$7,409	$(837)	$(1,190)	$353	$6,542	$31	$6,511
Taxable-equivalent adjustment							$108	$125	$96
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
(5)Represents daily average balances. Excludes basis adjustments for fair value hedges.
(6)Total deposit costs were 0.04%, 0.22%, and 0.64% for the years ended December 31, 2021, 2020, and 2019, respectively.
44 Truist Financial Corporation

Provision for Credit Losses

2021 compared to 2020

The provision for credit losses was a benefit of $813 million for the year ended December 31, 2021, compared to a cost of $2.3 billion for the prior year. The prior year included significant uncertainty related to the economic impacts resulting from the pandemic, whereas the current year includes reserve releases due to the improving economic outlook. Net charge-offs for the year ended December 31, 2021 totaled $697 million compared to $1.1 billion in the prior year. Net charge-offs for 2020 included $97 million of charge-offs related to the implementation of CECL as more fully discussed in the “ACL” section of MD&A. The net charge-off ratio for the current year of 0.24% was down 12 basis points compared to the prior year, primarily driven by lower losses across the majority of portfolios, partially driven by additional losses on PCD loans taken in 2020, combined with higher recoveries.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 10: Noninterest Income
Year Ended December 31, (Dollars in millions)				% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Insurance income	$2,627	$2,193	$2,072	19.8%	5.8%
Investment banking and trading income	1,441	1,010	249	42.7	NM
Wealth management income	1,392	1,277	715	9.0	78.6
Service charges on deposits	1,060	1,020	762	3.9	33.9
Card and payment related fees	874	761	555	14.8	37.1
Residential mortgage income	555	1,000	285	(44.5)	NM
Lending related fees	349	315	124	10.8	154.0
Operating lease income	262	309	153	(15.2)	102.0
Commercial mortgage income	179	185	102	(3.2)	81.4
Income from bank-owned life insurance	183	179	129	2.2	38.8
Securities gains (losses)	—	402	(116)	NM	NM
Other income	368	228	225	61.4	1.3
Total noninterest income	$9,290	$8,879	$5,255	4.6	69.0
In the fourth quarter of 2021, the Company reclassified certain structured real estate activity from commercial mortgage income to investment banking trading income and certain LIHTC activity from commercial mortgage income to other income. Prior periods were reclassified to conform to the current presentation.

2021 compared to 2020

Noninterest income for the year ended December 31, 2021 increased $411 million, or 4.6%, compared to the prior year. Other income for the year ended December 31, 2021 includes a $37 million gain from the divestiture of certain businesses, whereas noninterest income for the year ended December 31, 2020 included $402 million of securities gains on available-for-sale securities. Excluding securities gains and a gain on the divestiture of certain businesses, noninterest income was up $776 million, or 9.2%, compared to the prior year. Insurance income increased $434 million due to acquisitions, as well as organic growth. Investment banking and trading income increased $431 million due to strong investment banking income from loan syndications and merger and acquisition fees, and structured real estate income, and the impact from CVA recoveries in the current year compared to losses in the earlier year. Other income increased $140 million primarily due to $96 million related to increased investment income (primarily valuations gains) from the Company’s SBIC and Truist Ventures investments and higher valuations of $46 million for assets held for certain post-retirement benefits, which is primarily offset by higher benefits expense included in personnel expense. Wealth management increased $115 million due to higher valuations of assets under management, partially offset by the divestiture of the record keeping business. Card and payment related fees and service charges on deposits increased $113 million and $40 million, respectively, due to increased economic activity. Lending related fees increased $34 million due to higher noninterest loan fees, primarily unused line fees. Residential mortgage banking income decreased $445 million primarily due to lower production related revenues as a result of lower gain on sale margins and volumes, partially offset by higher servicing income due to an increase in the valuation of mortgage servicing rights. Operating lease income decreased $47 million due to declines in the lease portfolio.

Truist Financial Corporation 45

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 11: Noninterest Expense
Year Ended December 31, (Dollars in millions)				% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Personnel expense	$8,632	$8,146	$4,833	6.0%	68.5%
Professional fees and outside processing	1,442	1,252	433	15.2	189.1
Software expense	945	862	338	9.6	155.0
Net occupancy expense	764	904	507	(15.5)	78.3
Amortization of intangibles	574	685	164	(16.2)	NM
Equipment expense	513	484	280	6.0	72.9
Marketing and customer development	294	273	137	7.7	99.3
Operating lease depreciation	190	258	136	(26.4)	89.7
Loan-related expense	212	242	123	(12.4)	96.7
Regulatory costs	137	125	81	9.6	54.3
Merger-related and restructuring charges	822	860	360	(4.4)	138.9
Loss (gain) on early extinguishment of debt	(4)	235	—	(101.7)	NM
Other expense	595	571	542	4.2	5.4
Total noninterest expense	$15,116	$14,897	$7,934	1.5	87.8
2021 compared to 2020

Noninterest expense for the year ended December 31, 2021 was up $219 million, or 1.5%, compared to the earlier year. Merger-related and restructuring charges decreased $38 million and other incremental operating expenses related to the Merger increased $237 million, primarily reflected in professional fees and outside processing expense. The current year also includes $200 million for charitable contributions to the Truist Foundation and the Truist Charitable Fund (other expense), $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges, a $30 million professional fee expense, and a small gain on the early extinguishment of debt, whereas the earlier year included a $235 million loss on the early extinguishment of debt and a $50 million charitable contribution. Excluding the aforementioned items and a decrease of $111 million for amortization of intangibles, noninterest expense increased $154 million, or 1.2%, compared to the earlier year. Personnel expense increased $486 million primarily driven by higher incentive expenses due to variable compensation from higher revenues and improved overall performance relative to targets, higher medical insurance claims, higher other employee benefits due to the previously mentioned increase in noninterest income, and personnel cost related to acquired companies. These increases in personnel expense were partially offset by lower salaries due to fewer FTEs. Software expense increased $83 million due to higher spending on certain projects. Other expense includes a decrease of $167 million for non-service-related pension cost components. There was also a decrease of $140 million from net occupancy expense primarily due to branch and property consolidations and a decrease in operating lease depreciation of $68 million due to valuation adjustments taken in the prior year.

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

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of or outsource certain business functions have been approved by management. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2021 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

46 Truist Financial Corporation

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2021 and 2020 merger-related and restructuring costs primarily reflect charges as a result of the Merger, including costs for severance and other benefits, costs related to exiting facilities, and other restructuring initiatives.

Table 12: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2020	Expense	Utilized	Accrual at Dec 31, 2020	Expense	Utilized	Accrual at Dec 31, 2021
Severance and personnel-related (1)	$46	$232	$(242)	$36	$336	$(295)	$77
Occupancy and equipment	—	294	(294)	—	139	(139)	—
Professional services	42	238	(264)	16	256	(235)	37
Systems conversion and related costs	—	30	(30)	—	59	(59)	—
Other	1	66	(56)	11	32	(31)	12
Total (2)	$89	$860	$(886)	$63	$822	$(759)	$126
(1)Includes $231 million of restructuring charges for the year ended December 31, 2021 related to the Company’s voluntary separation and retirement program.
(2)Related to the Merger, the Company recognized $790 million and $825 million for the year ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company had an accrual of $119 million related to the Merger. The remaining expense and accrual relate to other restructuring activities.

Segment Results

Truist operates and measures business activity across three segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings, with functional activities included in Other, Treasury, and Corporate. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. See “Note 21. Operating Segments” for additional disclosures related to Truist’s operating segments, the internal accounting, and reporting practices used to manage these segments and financial disclosures for these segments, including additional details related to results of operations.

Table 13: Net Income by Reportable Segment
				% Change
Year Ended December 31, (Dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Consumer Banking and Wealth	$3,235	$3,043	$1,736	6.3%	75.3%
Corporate and Commercial Banking	4,261	2,322	1,824	83.5	27.3
Insurance Holdings	508	407	318	24.8	28.0
Other, Treasury & Corporate	(1,567)	(1,280)	(641)	22.4	99.7
Truist Financial Corporation	$6,437	$4,492	$3,237	43.3	38.8

2021 compared to 2020

Consumer Banking and Wealth

Consumer Banking and Wealth had 2,517 banking offices at December 31, 2021, a decrease of 264 offices compared to December 31, 2020. The decrease in offices was driven primarily by the consolidation of 226 branches in the first quarter leveraging the blended branch program strategy, as well as closure of 39 branches in non-overlapping markets in the third quarter.

Consumer Banking and Wealth net income was $3.2 billion for 2021, an increase of $192 million, or 6.3%, compared to 2020. Segment net interest income decreased $533 million primarily due to reduced funding credit on deposits, lower purchase accounting accretion, and a decline in average loans. The allocated provision for credit losses decreased $853 million primarily due to allowance releases in the current year as the economic outlook improved as well as lower net charge offs in the auto, home equity, card, and mortgage portfolios and lower loan balances compared to reserve builds in 2020 due to uncertainty regarding the pandemic. Noninterest income decreased $206 million, due to lower residential mortgage income driven by lower gain on sale margins and volumes, partially offset by increased revenues in wealth management and card and payment related activities resulting from improving economic conditions as well as gains from the divestiture of certain businesses. Noninterest expense decreased $131 million primarily due to lower salary expense, pension costs, amortization of intangibles, and occupancy expenses, partially offset by increased incentives tied to performance and related benefits expense in the current year.

Truist Financial Corporation 47

Consumer Banking and Wealth average loans and leases HFI decreased $6.8 billion, or 4.9%, compared to 2020 driven primarily by a decline in residential mortgage loans and home equity and direct lending, partially offset by increased indirect auto and mortgage warehouse lending. Average loan and leases HFI for residential mortgage and home equity and direct loans declined $5.9 billion, or 12%, and $1.6 billion, or 6.0%, respectively, while indirect auto and mortgage warehouse loans increased $1.6 billion, or 6.3%, and $649 million, or 16%, respectively.

Consumer Banking and Wealth average total deposits increased $25.2 billion, or 12%, compared to 2020 driven primarily due to ongoing impacts of fiscal and monetary stimulus. Average noninterest-bearing deposits, money market and savings accounts, and interest checking accounts increased $11.7 billion, or 21%, $11.1 billion, or 12%, and $9.8 billion, or 22%, respectively, partially offset by a decline in time deposits of $7.3 billion, or 31%.

Truist Wealth had assets under management of $209.6 billion as of December 31, 2021, up $27.3 billion, or 15%, compared to 2020 driven primarily due to favorable market performance.

Corporate and Commercial Banking

Corporate and Commercial Banking net income was $4.3 billion for 2021, an increase of $1.9 billion, or 84%, compared to 2020. Segment net interest income decreased $421 million primarily due to reduced funding credit on deposits, lower purchase accounting accretion, and a decline in average loans partially offset by higher margin fees tied to PPP loan forgiveness. The allocated provision for credit losses decreased $2.2 billion which reflects allowance releases in the current year driven by an improving economic outlook compared to allowance builds in 2020 due to uncertainty regarding the pandemic as well as lower net charge offs primarily in the commercial and industrial portfolio and lower loan balances. Noninterest income increased $572 million due to strong investment banking and trading income, increased lending related fees, income from SBIC equity investments, and increased service charges on deposits slightly offset by lower operating lease income. Noninterest expense decreased $196 million primarily due to lower operating lease depreciation, lower allocated corporate expenses and reduced salary and equity based compensation expense, partially offset by higher incentives tied to performance.

Corporate and Commercial Banking average loans and leases HFI decreased $13.5 billion, or 8.1%, compared to 2020 driven primarily by lower client revolver utilization, lower dealer floor plan levels, and lower PPP.

Corporate and Commercial Banking average total deposits increased $12.8 billion, or 9.3%, compared to 2020 driven primarily by ongoing impacts of fiscal and monetary stimulus. Average noninterest-bearing deposits increased $12.3 billion, or 21%, while Interest bearing deposits increased $460 million, or 0.6%.

Insurance Holdings

Insurance Holdings net income was $508 million in 2021, an increase of $101 million, or 25%, compared to 2020. Noninterest income increased $423 million primarily due to organic growth as well as acquisitions. Impact from organic growth was $238 million, or 11%, and impact from acquisitions was $185 million, or 8%. Noninterest expense increased $295 million primarily due to commissions on higher production in the current year along with higher amortization of intangibles and operating expenses related to acquisitions.

Other, Treasury, and Corporate

Other, Treasury, and Corporate generated a net loss of $1.6 billion in 2021, compared to a net loss of $1.3 billion in 2020. Segment net interest income increased $142 million due to lower expense on borrowings and growth in the securities portfolio. The allocated provision for credit losses decreased $101 million which primarily reflects changes in the reserve for unfunded commitments as well as an allowance release in the current year resulting from the improving economic outlook. Noninterest income decreased $378 million primarily due to a gain on the sale of non-agency MBS in the same period of the prior year, partially offset by income from assets held for certain post-employment benefits. Noninterest expense increased $251 million primarily due to charitable contributions to the Truist Foundation and the Truist Charitable Fund, as well as higher incremental operating expenses related to the Merger and higher restructuring charges in the current year, partially offset by the loss on early extinguishment of long-term debt in the same period of the prior year.
48 Truist Financial Corporation

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

Table 14: Composition of Securities Portfolio
December 31, (Dollars in millions)	2021	2020
AFS securities (at fair value):
U.S. Treasury	$9,795	$1,746
GSE	1,698	1,917
Agency MBS - residential	134,042	113,541
Agency MBS - commercial	2,882	3,057
States and political subdivisions	420	493
Non-agency MBS	4,258	—
Other	28	34
Total AFS securities	153,123	120,788
HTM securities (at amortized cost):
Agency MBS - residential	1,494	—
Total securities	$154,617	$120,788

The securities portfolio totaled $154.6 billion at December 31, 2021, compared to $120.8 billion at December 31, 2020. The increase was due primarily to increases in MBS and U.S. Treasury securities resulting from strong deposit growth resulting from fiscal and monetary stimulus.

As of December 31, 2021, approximately 4.6% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 1.9% as of December 31, 2020. The effective duration of the securities portfolio was 5.8 years at December 31, 2021, compared to 4.0 years at December 31, 2020, excluding the impact of unsettled security purchases at period end.

U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of December 31, 2021 and more than 99% at December 31, 2020. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company purchased $4.3 billion of AAA rated non-agency MBS as the risk adjusted returns for these securities was more attractive than agency MBS.

Truist Financial Corporation 49

The following table presents the securities portfolio at December 31, 2021, segregated by major category of security holdings with ranges of maturities and average yields disclosed:

Table 15: Securities Yields by Major Category and Maturity
December 31, 2021 (Dollars in millions)	AFS		HTM
	Fair Value	Yield (1)	Amortized Cost	Effective Yield (1)
U.S. Treasury:
Within one year	$290	0.23%	$—	—%
One to five years	8,532	0.68	—	—
Five to ten years	973	1.26	—	—
Total	9,795	0.72	—	—
GSE:
Within one year	432	2.37	—	—
One to five years	1,086	2.14	—	—
After ten years	180	2.34	—	—
Total	1,698	2.22	—	—
Agency MBS - residential: (2)
Within one year	—	1.92	—	—
One to five years	1	1.97	—	—
Five to ten years	611	2.45	—	—
After ten years	133,430	1.85	1,494	0.45
Total	134,042	1.86	1,494	0.45
Agency MBS - commercial: (2)
One to five years	9	2.87	—	—
Five to ten years	15	1.74	—	—
After ten years	2,858	1.72	—	—
Total	2,882	1.73	—	—
States and political subdivisions:
Within one year	31	1.69	—	—
One to five years	80	3.43	—	—
Five to ten years	135	4.65	—	—
After ten years	174	3.49	—	—
Total	420	3.72	—	—
Non-agency MBS: (2)
After ten years	4,258	2.38	—	—
Total	4,258	2.38	—	—
Other:
Within one year	1	1.1	—	—
One to five years	6	3.71	—	—
After ten years	21	1.68	—	—
Total	28	2.11	—	—
Total securities	$153,123	1.81	$1,494	0.45
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

Lending Activities

Truist strives to meet the credit needs of its clients while pursuing a balanced strategy of loan profitability, loan growth, and loan quality. Management believes that this purpose can best be accomplished by building strong client relationships over time and developing in-depth local market knowledge. The Company employs strict underwriting criteria governing the degree of risk assumed and the diversity of the loan portfolio in terms of type, industry, and geographical concentration.

Truist lends to a diverse client base that is geographically dispersed to mitigate concentration risk arising from local and regional economic downturns. International loans were immaterial as of December 31, 2021 and 2020. The following discussion provides additional information on the Company’s loan and lease portfolios. Refer to the "Risk Management" section for a discussion of the credit risk management policies used to manage the portfolios.

50 Truist Financial Corporation

Commercial Loan and Lease Portfolio

Commercial loans and leases represent the largest category of the Company’s loan and lease portfolio. Commercial Community Banking generally targets small-to-middle market businesses with annual sales between $2 million and $500 million, while CIB provides lending solutions to large corporate clients. The commercial loan and lease portfolio consists of lending to public and private business clients and is composed of commercial and industrial, owner occupied, equipment leasing and financing, commercial real estate, and government and institutional financing.

In accordance with the Company’s lending policy, each commercial loan undergoes a detailed underwriting process. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate, LIBOR, or SOFR and are individually monitored and reviewed for deterioration in the ability of the client to repay the loan. The majority of Truist’s commercial loans are secured by real estate, business equipment, inventories, and other types of collateral.

Residential Mortgage Loan Portfolio

Truist primarily originates conforming mortgage loans, loans under FHA, U.S. Department of Veterans Affairs, or U.S. Department of Agriculture programs, and higher quality jumbo and construction-to-permanent loans for 1-4 family residential properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by FNMA and FHLMC. They are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, or have mortgage insurance as required by investors and are made to borrowers in good credit standing.

Risks associated with mortgage lending include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market and an effective MSR hedging process. Credit risk is managed through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing diversifies income while enabling Truist to build long-term client relationships and offer high quality client service. Truist also purchases residential mortgage loans from correspondent originators. The loans purchased from third party originators are subject to substantially the same underwriting and risk-management criteria as loans originated internally.

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

Indirect Auto Loan Portfolio

The indirect auto portfolio primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles. The indirect auto portfolio also includes nonprime and near prime automobile finance. Such loans are originated through approved franchised and independent dealers throughout the Truist market area and nationally through Regional Acceptance Corporation. These loans are relatively homogeneous and no single loan is individually significant in terms of its size and potential risk of loss. Indirect auto loans are subject to rigorous lending policies and procedures and are underwritten with note amounts and credit limits that are consistent with the Company’s risk philosophy. In addition to its normal underwriting due diligence, Truist uses application systems and scoring systems to help underwrite and manage the credit risk in its indirect auto portfolio.

Indirect Other Loan Portfolio

The indirect other portfolio includes secured indirect installment loans to consumers for the purchase of new and used boats and recreational vehicles. The indirect other portfolio also includes small ticket consumer lending related to the purchase of power sports equipment. These loans are relatively homogeneous and no single loan is individually significant in terms of its size and potential risk of loss. These loans are subject to similar rigorous lending policies and procedures as the indirect auto loan portfolio. The indirect other loan portfolio also includes other indirect and point-of-sale lending to consumers to finance home improvements, furniture purchases, certain elective health-care services, power sports, trailer, and other consumer products segments. These loans are originated in accordance with strict underwriting criteria as determined by Truist.

Truist Financial Corporation 51

Student Loan Portfolio

The student loan portfolio is primarily composed of government guaranteed student loans and additionally includes certain private student loans originated by third parties. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans were purchased from third party originators with credit enhancements that partially mitigate the Company’s credit exposure.

Credit Card Loan Portfolio

The credit card portfolio consists of the outstanding balances on credit cards. Truist markets credit cards to its existing client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

Refer to "Note 5. Loans and ACL" for additional information.

The following table summarizes the loan portfolio:

Table 16: Loans and Leases as of Period End
December 31, (Dollars in millions)	2021	2020
Commercial:
Commercial and industrial	$138,762	$143,594
CRE	23,951	26,595
Commercial construction	4,971	6,491
Consumer:
Residential mortgage	47,852	47,272
Residential home equity and direct	25,066	26,064
Indirect auto	26,441	26,150
Indirect other	10,883	11,177
Student	6,780	7,552
Credit card	4,807	4,839
Total loans and leases HFI	289,513	299,734
LHFS	4,812	6,059
Total loans and leases	$294,325	$305,793
In the fourth quarter of 2021, the Company reclassified the lease financing portfolio to the commercial and industrial portfolio. Prior periods were reclassified to conform to the current presentation.

Loans and leases HFI were $289.5 billion at December 31, 2021, down $10.2 billion compared to 2020.

Commercial loans decreased $9.0 billion during 2021 primarily due to a decline of $8.7 billion in PPP loans (commercial and industrial). The carrying value of PPP loans was $2.1 billion and $10.8 billion as of December 31, 2021 and 2020, respectively. Excluding PPP loans, commercial and industrial loans were up $3.8 billion, or 2.9%, while CRE and commercial construction declined $2.6 billion, or 10%, and $1.5 billion, or 23%, respectively.

Consumer loans decreased $1.2 billion during 2021 primarily due to refinance activity resulting in a $998 million decline in residential home equity and direct loans and a $772 million decline in student loans due to paydowns on government guaranteed loans. This was partially offset by a $580 million increase in residential mortgages due to the strategy to put certain correspondent channel production onto the balance sheet and lower prepayments.

LHFS decreased $1.2 billion during 2021 primarily due to the sale of $1.0 billion due to the divestiture of certain businesses.

52 Truist Financial Corporation

The following table presents a summary of the loans and leases, segregated by contractual maturity of payments and interest rate terms. Determinations of maturities are based on contractual terms, except when rollovers or extensions are included for purposes of measuring the ACL. Truist’s credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the client generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms and conditions negotiated at that time.

Table 17: Loan Maturities
December 31, 2021 (Dollars in millions)	1 Year or Less	1 to 5 Years	5 to 15 Years	After 15 Years	Total
Fixed rate:
Commercial:
Commercial and industrial	$5,062	$13,743	$17,226	$3,726	$39,757
CRE	357	2,043	1,864	34	4,298
Commercial construction	11	137	75	12	235
Total commercial	5,430	15,923	19,165	3,772	44,290
Consumer:
Residential mortgage	20	539	4,370	37,661	42,590
Residential home equity and direct	708	6,389	4,559	2,305	13,961
Indirect auto	301	14,007	12,133	—	26,441
Indirect other	161	4,461	3,150	3,062	10,834
Student	—	—	—	252	252
Total consumer	1,190	25,396	24,212	43,280	94,078
Credit card	88	—	—	—	88
Total fixed rate	6,708	41,319	43,377	47,052	138,456
Variable rate:
Commercial:
Commercial and industrial	18,187	60,566	16,492	3,760	99,005
CRE	2,689	11,949	4,972	43	19,653
Commercial construction	676	3,535	516	9	4,736
Total commercial	21,552	76,050	21,980	3,812	123,394
Consumer:
Residential mortgage	—	15	821	4,426	5,262
Residential home equity and direct	113	1,798	1,904	7,290	11,105
Indirect other	—	—	25	24	49
Student	—	—	—	6,528	6,528
Total consumer	113	1,813	2,750	18,268	22,944
Credit card	4,719	—	—	—	4,719
Total variable rate	26,384	77,863	24,730	22,080	151,057
Total loans and leases HFI	$33,092	$119,182	$68,107	$69,132	$289,513

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $288 million and $358 million at December 31, 2021 and December 31, 2020, respectively.

Truist Financial Corporation 53

The following table presents the composition of average loans and leases:

Table 18: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020
Commercial:
Commercial and industrial	$134,804	$134,942	$138,539	$141,026	$144,624
CRE	24,396	24,849	25,645	26,211	27,030
Commercial construction	5,341	5,969	6,359	6,557	6,616
Consumer:
Residential mortgage	47,185	45,369	43,605	45,823	48,847
Residential home equity and direct	25,146	25,242	25,238	25,658	26,327
Indirect auto	26,841	26,830	26,444	26,363	25,788
Indirect other	10,978	11,112	10,797	10,848	11,291
Student	6,884	7,214	7,396	7,519	7,519
Credit card	4,769	4,632	4,552	4,645	4,818
Total average loans and leases HFI	$286,344	$286,159	$288,575	$294,650	$302,860

Average loans and leases held for investment for the fourth quarter of 2021 were $286.3 billion, up $185 million, or 0.1%, compared to the third quarter of 2021. Excluding a $2.0 billion decrease in average PPP loans, average loans held for investment were up $2.2 billion, or 0.8%.

Average commercial loans decreased $1.2 billion, or 0.7%, as $1.8 billion, or 1.4%, growth within the commercial and industrial portfolio, excluding PPP, was more than offset by a $2.0 billion decrease in average PPP loans (commercial and industrial), a $628 million decrease in average commercial construction loans, and a $453 million decrease in average CRE loans.

Average consumer loans increased $1.3 billion, or 1.1%, primarily due to a $1.8 billion increase in residential mortgages due to the continued strategy to put certain correspondent channel production onto the balance sheet and lower prepayments. Student loans declined $330 million primarily due to paydowns on government guaranteed loans. Indirect other was down $134 million due to a seasonal decline in Sheffield.
54 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 19: Asset Quality
December 31, (Dollars in millions)	2021	2020
NPAs:
NPLs:
Commercial and industrial	$394	$560
CRE	29	75
Commercial construction	7	14
Residential mortgage	296	316
Residential home equity and direct	141	205
Indirect auto	218	155
Indirect other	5	5
Total NPLs HFI	1,090	1,330
Loans held for sale	22	5
Total nonaccrual loans and leases	1,112	1,335
Foreclosed real estate	8	20
Other foreclosed property	43	32
Total nonperforming assets	$1,163	$1,387
TDRs:
Performing TDRs:
Commercial and industrial	$147	$138
CRE	5	47
Residential mortgage	692	648
Residential home equity and direct	98	88
Indirect auto	389	392
Indirect other	7	6
Student	25	5
Credit card	27	37
Total performing TDRs	1,390	1,361
Nonperforming TDRs	152	164
Total TDRs	$1,542	$1,525
Loans 90 days or more past due and still accruing: (1)
Commercial and industrial	$13	$13
Residential mortgage (2)	1,009	841
Residential home equity and direct	9	10
Indirect auto	1	2
Indirect other	3	2
Student (3)	868	1,111
Credit card	27	29
Total loans 90 days or more past due and still accruing	$1,930	$2,008
Loans 30-89 days past due and still accruing: (1)
Commercial and industrial	$130	$89
CRE	20	14
Commercial construction	2	5
Residential mortgage	514	782
Residential home equity and direct	107	98
Indirect auto	607	495
Indirect other	64	68
Student	555	618
Credit card	45	51
Total loans 30-89 days past due and still accruing	$2,044	$2,220
(1)The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period.
(2)Includes government guaranteed loans of $978 million and $787 million as of December 31, 2021 and 2020, respectively.
(3)Includes government guaranteed loans of $865 million and $1.1 billion as of December 31, 2021 and 2020, respectively.

Nonperforming assets totaled $1.2 billion at December 31, 2021, down $224 million compared to December 31, 2020 due to declines across almost all portfolios, partially offset by an increase in the indirect auto portfolio. Nonperforming loans and leases represented 0.38% of total loans and leases, down six basis points compared to December 31, 2020.
Truist Financial Corporation 55

Performing TDRs were up $29 million compared to the prior year.

Loans 90 days or more past due and still accruing totaled $1.9 billion at December 31, 2021, down $78 million compared to the prior year due to declines in the student portfolio, partially offset by an increase in the residential mortgage portfolio. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.67% at December 31, 2021, flat compared to the prior year. Excluding government guaranteed and PPP loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.03% at December 31, 2021, down one basis point from December 31, 2020.

Loans 30-89 days past due and still accruing totaled $2.0 billion at December 31, 2021, down $176 million compared to the prior year due to declines in the residential mortgage and student portfolios, partially offset by increases in the indirect auto and commercial and industrial portfolios. The ratio of loans 30-89 days or more past due and still accruing as a percentage of loans and leases was 0.71% at December 31, 2021, down three basis points compared to the prior year.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 19. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 5. Loans and ACL” for additional disclosures related to these potential problem loans.

Table 20: Asset Quality Ratios
December 31,	2021	2020
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.71%	0.74%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.67	0.67
NPLs as a percentage of loans and leases HFI	0.38	0.44
NPLs as a percentage of total loans and leases (1)	0.38	0.44
NPAs as a percentage of:
Total assets (1)	0.21	0.27
Loans and leases HFI plus foreclosed property	0.39	0.46
ALLL as a percentage of loans and leases HFI	1.53	1.95
Ratio of ALLL to NPLs	4.07x	4.39x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding PPP and other government guaranteed (2)	0.03%	0.04%
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed mortgage, student, and PPP loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest is reasonably assured or the ratio might not be comparable to other periods presented or to other portfolios that do not have government guarantees.

Table 21: Asset Quality Ratios (Continued)
For The Year Ended December 31,	2021	2020	2019
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.10%	0.21%	0.11%
CRE	0.01	0.27	0.16
Commercial construction	(0.03)	0.28	(0.07)
Consumer:
Residential mortgage	0.02	0.09	0.06
Residential home equity and direct	0.54	0.61	0.50
Indirect auto	0.92	1.16	2.53
Indirect other	0.30	0.32	0.68
Student	0.31	0.29	(0.01)
Credit card	2.42	2.99	2.79
Total	0.24	0.36	0.40

Ratio of ALLL to net charge-offs	6.36x	5.21x	2.44x
56 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 22: Rollforward of NPAs
(Dollars in millions)	2021	2020
Balance, January 1	$1,387	$684
New NPAs (1)	2,008	3,247
Advances and principal increases	364	299
Disposals of foreclosed assets (2)	(356)	(432)
Disposals of NPLs (3)	(274)	(712)
Charge-offs and losses	(401)	(578)
Payments	(970)	(766)
Transfers to performing status	(546)	(339)
Other, net	(49)	(16)
Ending balance, December 31	$1,163	$1,387
(1)For 2020, includes approximately $500 million of loans previously classified as PCI that would have otherwise been nonperforming as of December 31, 2019.
(2)Includes charge-offs and losses recorded upon sale of $115 million and $139 million for the year ended December 31, 2021 and 2020, respectively.
(3)Includes gains, net of charge-offs and losses recorded upon sale of $3 million and charge-offs and losses of $132 million for the year ended December 31, 2021 and 2020, respectively.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term and a concession has been granted to the borrower. As a result, Truist works with borrowers to prevent further difficulties and to improve the likelihood of recovery on a loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. For loan modification programs in response to the COVID-19 pandemic, Truist applied the relief from TDR accounting described in the CARES Act. Payment relief assistance provided by Truist includes forbearance, deferrals, extension, and re-aging programs, along with certain other modification strategies. Refer to “Note 1. Basis of Presentation” for the policies related to TDRs and COVID-19 loan modifications. The following table provides a summary of performing TDR activity:

Table 23: Rollforward of Performing TDRs
(Dollars in millions)	2021	2020
Balance, January 1	$1,361	$980
Inflows	651	933
Payments and payoffs (1)	(407)	(194)
Charge-offs	(44)	(44)
Transfers to nonperforming TDRs (2)	(46)	(78)
Removal due to the passage of time	(12)	(8)
Non-concessionary re-modifications	(15)	(3)
Transferred to LHFS, sold and other	(98)	(225)
Balance, December 31	$1,390	$1,361
(1)Includes scheduled principal payments, prepayments, and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

The following table provides further details regarding the payment status of TDRs outstanding at December 31, 2021:

Table 24: Payment Status of TDRs (1)
December 31, 2021 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$147	100.0%	$—	—%	$—	—%	$147
CRE	5	100.0	—	—	—	—	5
Consumer:
Residential mortgage	440	63.6	85	12.3	167	24.1	692
Residential home equity and direct	93	94.9	5	5.1	—	—	98
Indirect auto	320	82.3	69	17.7	—	—	389
Indirect other	6	85.7	1	14.3	—	—	7
Student	23	92.0	1	4.0	1	4.0	25
Credit card	24	88.9	2	7.4	1	3.7	27
Total performing TDRs	1,058	76.1	163	11.7	169	12.2	1,390
Nonperforming TDRs	43	28.3	21	13.8	88	57.9	152
Total TDRs	$1,101	71.4	$184	11.9	$257	16.7	$1,542
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.
Truist Financial Corporation 57

ACL

Activity related to the ACL is presented in the following tables:

Table 25: Activity in ACL
	For the Year Ended
(Dollars in millions)	2021	2020	2019
Balance, beginning of period	$6,199	$1,889	$1,651
CECL adoption - impact to retained earnings before tax	—	2,762	—
CECL adoption - reserves on PCD assets	—	378	—
Provision for credit losses	(813)	2,335	615
Charge-offs:
Commercial and industrial	(243)	(412)	(101)
CRE	(10)	(78)	(33)
Commercial construction	(2)	(30)	—
Residential mortgage	(23)	(56)	(21)
Residential home equity and direct	(214)	(231)	(93)
Indirect auto	(336)	(378)	(370)
Indirect other	(57)	(60)	(62)
Student	(24)	(23)	—
Credit card	(150)	(182)	(109)
Total charge-offs	(1,059)	(1,450)	(789)
Recoveries:
Commercial and industrial	107	96	26
CRE	6	5	5
Commercial construction	4	11	3
Residential mortgage	12	10	2
Residential home equity and direct	79	66	30
Indirect auto	92	87	52
Indirect other	24	23	17
Student	1	1	—
Credit card	37	32	20
Total recoveries	362	331	155
Net charge-offs	(697)	(1,119)	(634)
Other	6	(46)	257
Balance, end of period	$4,695	$6,199	$1,889
ALLL (excluding PCD loans)	$4,320	$5,668	$1,541
ALLL for PCD loans	115	167	8
RUFC	260	364	340
Total ACL	$4,695	$6,199	$1,889

At December 31, 2021, the allowance for loan and lease losses was 4.07 times nonperforming loans and leases held for investment, compared to 4.39 times at December 31, 2020. At December 31, 2021, the allowance for loan and lease losses was 6.36 times annualized net charge-offs, compared to 5.21 times at December 31, 2020.

Net charge-offs during 2021 totaled $697 million, down $422 million compared to the prior year, reflecting Truist’s prudent risk culture, portfolio diversification, improving economic conditions, and the ongoing effects of government stimulus. As a percentage of average loans and leases, annualized net charge-offs were 0.24%, down 12 basis points compared to the prior year. Prior year net charge-offs include $97 million of charge-offs related to the implementation of CECL, which required a gross-up of loan carrying values in connection with the establishment of an allowance on PCD loans. Management performed a comprehensive review of PCD assets during the year and concluded in certain situations that a charge-off was required. Excluding these additional charge-offs, net charge-offs would have been an annualized 0.33% of average loans and leases for 2020.

58 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 26: Allocation of ALLL by Category
	December 31, 2021			December 31, 2020
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,426	32.2%	47.9%	$2,204	37.8%	47.9%
CRE	350	7.9	8.3	573	9.8	8.9
Commercial construction	52	1.2	1.7	81	1.4	2.2
Residential mortgage	308	6.9	16.5	368	6.3	15.8
Residential home equity and direct	615	13.9	8.7	714	12.2	8.7
Indirect auto	1,022	23.0	9.1	1,198	20.5	8.7
Indirect other	195	4.4	3.8	208	3.6	3.7
Student	117	2.6	2.3	130	2.2	2.5
Credit card	350	7.9	1.7	359	6.2	1.6
Total ALLL	4,435	100.0%	100.0%	5,835	100.0%	100.0%
RUFC	260			364
Total ACL	$4,695			$6,199

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of December 31, 2021, Truist held or serviced the first lien on 30% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 27: Other Assets as of Period End
(Dollars in millions)	December 31, 2021	December 31, 2020
Bank-owned life insurance	$7,281	$6,479
Tax credit and other private equity investments	6,309	5,685
Prepaid pension assets	5,938	4,358
Derivative assets	2,370	3,837
Accounts receivable	2,244	1,833
Leased assets and related assets	2,092	1,810
Accrued income	1,791	1,934
ROU assets	1,168	1,333
Prepaid expenses	1,152	1,247
Equity securities at fair value	1,066	1,054
Other	738	1,103
Total other assets	$32,149	$30,673

Funding Activities

Deposits are the primary source of funds for the Company’s lending and investing activities. Scheduled payments and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as long-term debt issued through the capital markets, all provide supplemental liquidity sources. Funding activities are monitored and governed through Truist’s overall ALM process under the governance and oversight of the MRLCC, which is further discussed in the "Market Risk Management" section in MD&A. The following section provides a brief description of the various sources of funds.

Truist Financial Corporation 59

Deposits

Deposits are obtained principally from individuals and businesses within Truist’s geographic area and include noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, CDs and IRAs. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) competitor deposit rates, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost.

The following table presents a summary of deposits:

Table 28: Deposits as of Period End
December 31, (Dollars in millions)	2021	2020
Noninterest-bearing deposits	$145,892	$127,629
Interest checking	115,754	105,269
Money market and savings	138,956	126,238
Time deposits	15,886	21,941
Total deposits	$416,488	$381,077

Deposits totaled $416.5 billion at December 31, 2021, an increase of $35.4 billion from December 31, 2020. The growth in deposits reflects ongoing impact of government stimulus programs. Time deposits decreased primarily due to the maturity of higher-cost personal accounts.

The following table presents average deposits:

Table 29: Average Deposits
Three Months Ended (Dollars in millions)	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020
Noninterest-bearing deposits	$146,492	$141,738	$137,892	$128,579	$127,103
Interest checking	110,506	107,802	106,121	104,744	99,866
Money market and savings	137,676	136,094	134,029	129,303	124,692
Time deposits	16,292	17,094	18,213	20,559	23,605
Total average deposits	$410,966	$402,728	$396,255	$383,185	$375,266

Average deposits for the fourth quarter of 2021 were $411.0 billion, an increase of $8.2 billion, or 2.0%, compared to the prior quarter. Average noninterest bearing deposits grew 3.4% compared to the prior quarter and represented 35.6% of total deposits for the fourth quarter of 2021, compared to 35.2% for the prior quarter. Average interest checking and money market and savings grew 2.5% and 1.2%, respectively, compared to the prior quarter.

Average time deposits decreased 4.7% primarily due to the maturity of higher-cost personal accounts.

The amount of deposits above the FDIC’s limit of $250,000 was $202.5 billion and $185.4 billion as of December 31, 2021 and 2020, respectively, calculated using the same methodology as the Call Report. The following table summarizes the maturities of time deposit accounts above $250,000:

Table 30: Scheduled Maturities of Time Deposits $250,000 and Greater
December 31, 2021 (Dollars in millions)
Three months or less	$974
Over three through six months	555
Over six through twelve months	434
Over twelve months	224
Total	$2,187

60 Truist Financial Corporation

Borrowings

The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes, and short-term FHLB advances. Short-term borrowings fluctuate based on the Company’s funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. The following table summarizes certain information for the past three years with respect to short-term borrowings excluding trading liabilities, hedges, and collateral in excess of derivative exposure:

Table 31: Short-Term Borrowings
As Of / For The Year Ended December 31, (Dollars in millions)	2021	2020	2019
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end during the year	$3,279	$2,348	$1,969
Balance outstanding at end of year	2,435	1,221	1,969
Average outstanding during the year	2,382	1,504	826
Average interest rate during the year	0.07%	0.64%	2.01%
Average interest rate at end of year	0.01	0.13	1.41
Federal funds purchased and short-term borrowed funds:
Maximum outstanding at any month-end during the year	$6,244	$19,392	$14,493
Balance outstanding at end of year	808	3,372	14,493
Average outstanding during the year	1,936	6,951	7,354
Average interest rate during the year	0.12%	1.17%	2.28%
Average interest rate at end of year	0.08	0.20	1.75

At December 31, 2021, short-term borrowings totaled $5.3 billion, a decrease of $800 million compared to December 31, 2020, due primarily to a decrease of $2.6 billion in short-term FHLB advances, partially offset by an increase of $1.2 billion in securities sold under agreements to repurchase and a $616 million increase in trading liabilities. Average short-term borrowings were $6.2 billion or 1.4% of total funding for 2021, as compared to $10.1 billion or 2.4% for the prior year. Average short-term borrowings decreased as a percentage of funding sources due to strong deposit growth.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $35.9 billion at December 31, 2021, a decrease of $3.7 billion compared to December 31, 2020. During 2021, the Company had $7.8 billion of senior long term debt maturities and redemptions, partially offset by $2.3 billion of issuances of fixed rate senior notes with an interest rate of 1.27% to 1.89% maturing between 2027 to 2029 and issuances of $2.3 billion in variable rate senior notes maturing between 2024 and 2025. FHLB advances represented 2.4% of total outstanding long-term debt at December 31, 2021, compared to 2.2% at December 31, 2020. The average cost of long-term debt was 1.53% for the year ended December 31, 2021, down 22 basis points compared to the same period in 2020.

In February 2022, Truist announced it will redeem $300 million of fixed rate subordinated notes in February 2022 that were due in March 2022 and $1.0 billion of fixed rate senior notes and $350 million in floating rate senior notes in March 2022 that were due in April 2022.

Shareholders’ Equity

Total shareholders’ equity was $69.3 billion at December 31, 2021, a decrease of $1.6 billion from December 31, 2020. This decrease includes a decrease of $2.3 billion in AOCI, redemptions of $1.4 billion in preferred stock for Series F, G, and H, $2.9 billion in dividends, and $1.6 billion in repurchases of common stock, partially offset by $6.4 billion in net income. Truist’s book value per common share at December 31, 2021 was $47.14, compared to $46.52 at December 31, 2020.

Refer to “Note 12. Shareholders’ Equity” for additional disclosures related to preferred stock redemptions.

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

Truist Financial Corporation 61

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

Truist’s purpose, mission, and values are the foundation for the risk management framework utilized at Truist and therefore serve as the basis on which the risk appetite and risk strategy are built. Truist’s RMO provides independent oversight and guidance for risk-taking across the enterprise. In keeping with the belief that consistent values drive long-term behaviors, Truist’s RMO has established the following risk values which guide teammates’ day-to-day activities:

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

Truist places significant emphasis on risk management oversight and maintains a separate Board-level Risk Committee, which assists the Board in its oversight of the Company’s risk management function. The Committee is responsible for approving and periodically reviewing the Company’s risk management framework and risk management policies as well as monitoring the Company’s risk profile, approving risk appetite statements, and providing input to management regarding Truist’s risk appetite and risk profile.

The RMO is led by the CRO and is responsible for overseeing the identification, measurement, monitoring, management, and reporting of risk. The CRO has direct access to the Board to communicate any risk issues (current or emerging) as well as the performance of the risk management activities throughout the enterprise.

As illustrated below, the risk management framework is supported by three lines of defense. The following figure describes the roles of the three lines of defense:

62 Truist Financial Corporation

Truist’s Risk Governance framework is designed to provide comprehensive Board and Executive Leadership risk oversight, maintaining a committee governance structure that is designed to ensure alignment and execution of the risk management framework. The committee structure provides a mechanism to allow for efficient aggregation and escalation of risk information from the business units up to the risk programs, Executive Leadership and ultimately the Board.

The executive level committees include the ERC, ECRC, MRLCC, EBPCC, TMC, and DC, each of which is chaired by a member of Executive Leadership. These committees provide oversight of each of the primary risk types.

The ERC establishes a fully integrated view of risks across the company, provides broad strategic oversight of all risk types, and oversees corporate-wide strategies for identifying, assessing, controlling, measuring, monitoring, and reporting risk at the enterprise level. The ERC is responsible for maintaining an effective risk management framework and monitoring its adoption and execution across the enterprise. The ERC is chaired by the CRO and its membership includes all members of Executive Leadership and the General Auditor.

Truist Financial Corporation 63

The principal types of inherent risk include climate, market, credit, liquidity, compliance, strategic, reputational, operational, and technology risks. The following is a discussion of these risks.

Climate Risk

Climate risk includes the risks arising from a changing climate and the economic activities or trends resulting from the mitigation of climate change. These risks are classified into two categories, physical risks, resulting from acute weather events and chronic changes in climate conditions; as well as, transition risks, related to the changing economic conditions resulting from the transition to a low-carbon economy.

During 2021, Truist expanded its risk management teams and created a dedicated climate risk management function that seeks to identify and evaluate climate risks and opportunities, and integrate them into the Company’s risk management framework and strategic plans. Truist has conducted initial assessments of its exposure to various forms of climate risk including flooding, hurricane wind, and wildfire risks facing the real estate secured portfolios. Transition risks facing Truist’s commercial clients have also been evaluated against key risk drivers including, stakeholders, legal, regulatory, and technology. These risk assessments and broader climate scenario analysis will continue to be refined while climate risk related metrics are developed and incorporated into risk monitoring processes across the Company.

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

Interest Rate Market Risk

As a financial institution, Truist is exposed to interest rate risk from assets, liabilities, and off-balance sheet positions. To keep net interest margin as stable as possible, Truist actively manages its interest rate risk exposure through the strategic repricing of its assets and liabilities, taking into account the volumes, maturities, and mix. Truist primarily uses three methods to measure and monitor its interest rate risk: (i) simulations of possible changes to net interest income over the next two years based on gradual changes in interest rates; (ii) analysis of interest rate shock scenarios; and (iii) analysis of economic value of equity based on changes in interest rates.

The Company’s simulation model takes into account assumptions related to prepayment trends, using a combination of market data and internal historical experiences for deposits and loans, as well as scheduled maturities and payments, and the expected outlook for the economy and interest rates. These assumptions are reviewed and adjusted monthly to reflect changes in current interest rates compared to the rates applicable to Truist’s assets and liabilities. The model also considers Truist’s current and prospective liquidity position, current balance sheet volumes, projected growth and/or contractions, accessibility of funds for short-term needs and capital maintenance.

Deposit betas (the sensitivity of deposit rate changes relative to market rate changes) are an important assumption in the interest rate risk modeling process. Truist applies deposit beta assumptions to non-maturity interest-bearing deposit accounts when determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Truist utilizes a tiered deposit beta assumption framework that accounts for historically observed behaviors of clients and the Company. The deposit beta assumptions are reduced when interest rates are exceptionally low and competition for interest-bearing deposits is commensurately low. As interest rates rise, the deposit beta assumptions also rise to reflect increasing competition among banks as well as increased client demand for interest-bearing deposits. Truist applies an average deposit beta of approximately 25% for the first 100 basis point increase in the Federal funds rate, approximately 35% for the second 100 basis point increase, and approximately 50% for any additional increases. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.
64 Truist Financial Corporation

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 32: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020
Up 100	4.25%	4.25%	5.18%	4.18%
Up 50	3.75	3.75	3.94	3.24
No Change	3.25	3.25	—	—
Down 25 (1)	3.00	3.00	(1.28)	(1.82)
Down 50 (1)	2.75	2.75	(1.78)	(2.09)
(1)The Down 25 and 50 rates are floored at one basis point and may not reflect Down 25 and 50 basis points for all rate indices.

Truist has established parameters related to interest rate sensitivity measures that prescribe a maximum negative impact on net interest income under different interest rate scenarios that would result in an escalation to the Board. The following parameters and interest rate scenarios are considered Truist’s primary measures of interest rate risk:

•Maximum decrease in net interest income of 7.5% for the next 12 months assuming a 25 basis point change in interest rates each quarter for four quarters; and a
•Maximum decrease in net interest income of 10% for the next 12 months assuming an immediate 100 basis point parallel shock change in interest rates. This interest rate shock analysis is designed to create an outer bound of acceptable interest rate risk.

Management considers how the interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic cycle. Much of this liquidity increase has resulted in growth in noninterest-bearing demand deposits. Consistent with the industry, Truist has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of Truist. A decrease in the amount of these deposits in the future would reduce the asset sensitivity of Truist’s balance sheet because the Company may increase interest-bearing funds to offset the loss of this advantageous funding source. Alternatively, the Company may reduce the size of its investment portfolio to offset the loss of noninterest-bearing demand deposits to limit the impact on the balance sheet’s asset sensitivity.

The following table shows the results of Truist’s interest-rate sensitivity position assuming the loss of demand deposits and an associated increase in managed rate deposits under various scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%.

Table 33: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at December 31, 2021 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	5.18%	4.33%	3.49%
Up 50	3.94	3.32	2.70
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2021 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist hedges a portion of its AFS securities to reduce mark-to-market volatility within AOCI and also to increase its overall asset sensitivity position. Truist also uses derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of December 31, 2021, Truist had derivative financial instruments outstanding with notional amounts totaling $300.6 billion, with an associated net fair value of $1.8 billion. See “Note 19. Derivative Financial Instruments” for additional disclosures.

Truist Financial Corporation 65

LIBOR Transition

LIBOR in its current form will no longer be available after 2021. For most tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023. Tenors used infrequently by Truist, including one week and two month U.S. dollar LIBOR and all non-U.S. dollar LIBOR, ceased publication at December 31, 2021, based on the October 20, 2021 interagency Joint Statement on Managing the LIBOR transition. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to a new index or multiple indices and provides updates to Executive Leadership and the Board. As of December 2021, Truist had outstanding LIBOR-based instruments that mature after June 30, 2023, including: loan and lease exposures totaling approximately $151 billion, notional derivative exposure totaling approximately $131 billion, long-term debt of $1.1 billion, and preferred stock of $1.5 billion. These amounts are inclusive of remediated contracts, which contain adequate fallback language for the transition.

Contract fallback language for existing loans and leases has largely been reviewed and certain contracts will require amendments to support the transition away from LIBOR. For impacted lines of business, the Company has started remediating these contracts to include standardized fallback language. Current fallback language used for new, renewed, and modified contracts is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language, where appropriate.

The progress and approach to remediation will vary based on the type of contract and existing language used in the agreement. For commercial lending and general consumer lending, a significant number of remaining LIBOR contracts will require client outreach and remediation. Efforts to amend and remediate contracts, excluding mortgage and student loans, that mature post June 30, 2023 ($141 billion) will be accelerated in 2022. Truist has determined that adjustable rate mortgage products ($4.3 billion) have consistent and adequate fallback language to transition away from LIBOR in line with industry expectations; therefore, these contracts will not require remediation. Remediation of student loans ($6.1 billion) will depend on guidance from the Department of Education and recent guidance from the CFPB to allow transition to “comparable rates,” including SOFR or Prime. Derivatives will utilize recent New York legislation to support transition of trades to follow the ISDA Protocol (where counterparties have not already adhered to the protocol). Truist will evaluate legislation being considered in 2022 to further support the transition away from LIBOR. This legislation may provide additional administrative benefit for a small portion of the commercial and consumer lending portfolios where contracts do not contain fallback language.

Training has been provided for impacted teammates and will continue during 2022. Truist will continue to provide timely notices and information to impacted clients about the transition during 2022 and the first half of 2023. Truist continues to manage the impact of these contracts and other financial instruments, systems implications, hedging strategies, and related operational and market risks on established project plans for business and operational readiness to support the transition.

As of December 31, 2021, Truist ceased entering into new contracts with a LIBOR reference rate for all product offerings, except on a limited basis, as permissible. Market risks associated with this change are dependent on the alternative reference rates available and market conditions as of the transition. The Company is actively using SOFR as a reference rate and has originated approximately $18.3 billion of loans, issued $5.0 billion of long-term debt, and has $44.9 billion in notional derivative exposure using this alternative reference rate as of December 31, 2021. Truist expects SOFR to become a more commonly-used pricing benchmark across the industry and will continue to offer additional SOFR based products during 2022. Additional alternative reference rates, such as Bloomberg Short Term Bank Yield will be supported based on market demand. Other emerging credit sensitive rates will be evaluated as additional alternatives for LIBOR based on market developments. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors.”

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

66 Truist Financial Corporation

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

Valuation policies and methodologies exist for all trading positions. Additionally, these positions are subject to independent price verification. See “Note 19. Derivative Financial Instruments,” “Note 18. Fair Value Disclosures,” and “Critical Accounting Policies” herein for discussion of valuation policies and methodologies.

Securitizations

As of December 31, 2021, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $51 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of December 31, 2021.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the twelve months ended December 31, 2021 and 2020. During 2021, average one and ten day VaR measures declined from last year as heightened market volatility experienced during March 2020 aged out of the 12-month VaR look-back window.

Table 34: VaR-based Measures
	Year Ended December 31,
	2021		2020
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$68	$16	$65	$11
Average	14	4	27	6
Minimum	3	1	3	1
Period-end	13	5	28	7
VaR by Risk Class:
Interest Rate Risk		3		2
Credit Spread Risk		5		9
Equity Price Risk		1		2
Foreign Exchange Risk		—		—
Portfolio Diversification		(5)		(5)
Period-end		5		7
Truist Financial Corporation 67

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

Table 35: Stressed VaR-based Measures - 10 Day Holding Period
	Year Ended December 31,
(Dollars in millions)	2021	2020
Maximum	$118	$65
Average	59	33
Minimum	26	13
Period-end	65	28

Compared to the prior year, stressed VaR measures increased in 2021 primarily due to the normalization of market making inventory levels this year compared to 2020 when inventory levels were lower due to the market volatility.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended December 31, 2021. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
68 Truist Financial Corporation

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
•continuous monitoring of the portfolio, market dynamics and the economy; and
•periodically reevaluating the Company’s strategy and overall exposure as economic, market and other relevant conditions change.

The following discussion describes the underwriting procedures and overall risk management of Truist’s lending function.

Underwriting Approach

The loan portfolio is a primary source of profitability and risk; therefore, proper loan underwriting is critical to Truist’s long-term financial success. Truist’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that promote credit relationships that conform to Truist’s risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

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
•Overall creditworthiness of the client, taking into account the client's relationships, both past and current, with Truist and other lenders - Truist’s success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background.
•Level of equity invested in the transaction - in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.

Refer to the "Lending Activities" section in MD&A for a discussion of each loan and lease portfolio.
Truist Financial Corporation 69

Liquidity Risk

Liquidity risk is the risk that (i) Truist will be unable to meet its obligations as they come due because of an inability to obtain adequate funding (funding liquidity risk), or (ii) Truist cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (market liquidity risk). Refer to the "Liquidity” section in MD&A for additional discussion.

Compliance Risk

Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules, or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards. This risk exposes Truist to fines, civil monetary penalties, payment of damages, and the voiding of contracts. Compliance risk can result in diminished reputation, reduced franchise or enterprise value, limited business opportunities and lessened expansion potential.

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

Reputation Risk

Reputation risk is the risk to current or anticipated earnings, capital, enterprise value, the Truist brand, and public confidence arising from negative publicity or public opinion, whether real or perceived, regarding Truist’s business practices, products, services, transactions, or other activities undertaken by Truist, its representatives, or its partners. A negative reputation may impair Truist’s relationship with clients, teammates, communities, or shareholders, and it is often a residual risk that arises when other risks are not managed properly.

Operational Risk

Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes, people, and systems or from external events. It includes legal risk, which is the risk of loss arising from defective transactions, litigation or claims made, or the failure to adequately protect company-owned assets. An operational loss occurs when an event results in a loss or reserve originating from operational risk.

Model Risk

Model risk is the risk to current or anticipated earnings or capital from decisions based on incorrect or misused model outputs. Truist uses models for many purposes, including the valuation of financial positions, estimation of credit losses, and the measurement of risk. Valuation models are used to value certain financial instruments for which quoted prices may not be readily available. Valuation models are also used as inputs for VaR, the estimation of VaR itself, regulatory capital, stress testing, and the ACL. Models are owned by the applicable BUs, who are responsible for the development, implementation, and use of their models. Oversight of these functions is performed by the MRM, which is a component of the RMO. Once models have been approved, model owners are responsible for the maintenance of an appropriate operating environment and must monitor and evaluate the performance of the models on a recurring basis. Models are updated in response to changes in portfolio composition, industry and economic conditions, technological capabilities and other developments.

MRM manages model risk in a holistic manner through a suite of model governance and model validation activities. The risk of each model is assessed and classified into various risk tiers. Additionally, MRM maintains an enterprise-wide model inventory containing relevant model information. Regarding model validation, MRM utilizes internal validation analysts and managers with skill sets in predictive modeling to perform detailed reviews of model development, implementation, and conceptual soundness. On certain occasions, the MRM will also engage external parties to assist with validation efforts. Once in a production environment, MRM assesses a model’s performance on a periodic basis through ongoing monitoring reviews. MRM tracks issues that have been identified during model validation or through ongoing monitoring, and engages with model owners to ensure their timely remediation. MRM gauges model risk utilizing a collection of key risk indicators, which are periodically reported to relevant committees, including but not limited to, the Model Risk Management Committee as well as the Board Risk Committee. MRM will also present model risk topics to the Board Risk Committee as necessary.

70 Truist Financial Corporation

Technology Risk

Technology risk is the business risk associated with the use, ownership, operation, involvement, influence, and adoption of information technology across the Company. Truist has defined and adopted a technology risk framework that provides the foundation for technology risk strategy, program, and oversight and defines key objectives, operating model components, risk domains, and capabilities to manage this risk.

Merger Integration Risk

The Truist Merger Program was designed to ensure successful integration following the Merger through strong governance practices and controls, with processes, metrics and reporting exemplifying a strong risk culture. The core Truist Merger Program structure consists of key stakeholders from each line of business. Integration activities and risk mitigation are monitored through established workgroups and Truist Merger Program leadership, with oversight and escalation into the Merger Oversight Committee (as the primary committee), TMC, and Board Technology Committee.

Cybersecurity Risk

The technology landscape is constantly evolving, and new and unforeseen threats and actions by others may disrupt operations or result in losses beyond Truist’s risk control thresholds. Truist maintains a comprehensive risk-based information security / cybersecurity framework implemented through people, processes, and technology whereby Truist actively monitors and evaluates threats, events, and the performance of its business operations and continually adapts its risk mitigation activities accordingly.

Truist’s framework aligns with those of the National Institute of Standards and Technology, the International Standards Organization 27000 series, the IT Governance Institute, and the Control Objectives for Information and Related Technology, as well as conforms with the requirements and guidance from applicable regulatory authorities, including the Federal Financial Institutions Examination Council. In addition, Truist’s framework, which includes internally and externally focused capabilities, drives the development and implementation of Truist’s data security strategy that is designed to reduce risk while enabling Truist’s corporate business objectives.

Truist has built an organization with dedicated, skilled talent to operationalize Truist’s cybersecurity strategy. The cybersecurity strategy is enabled by continuous enhancement of Truist’s multilayered defenses including advanced capabilities for early and rapid cyber threat identification, detection, protection, response, and recovery. Truist participates in the federally recognized Financial Services Information Sharing and Analysis Center as a key part of the Company’s cyber threat intelligence and response programs, as well as other industry organizations and initiatives that promote industry best practices such as harmonized cybersecurity standards, cyber readiness, and secure consumer financial data sharing.

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

Truist Financial Corporation 71

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist’s funding mix based on client core funding, client rate-sensitive funding, and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To ensure a strong liquidity position and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities.

Internal Liquidity Stress Testing

Liquidity stress testing is designed to ensure that Truist and Truist Bank have sufficient liquidity for a variety of institution-specific and market-wide adverse scenarios. Each liquidity stress test scenario applies defined assumptions to execute sources and uses of liquidity over varying planning horizons. The types of expected liquidity uses during a stressed event may include deposit attrition, contractual maturities, reductions in unsecured and secured funding, and increased draws on unfunded commitments. To mitigate liquidity outflows, Truist has identified sources of liquidity; however, access to these sources of liquidity could be affected within a stressed environment.

Truist maintains a liquidity buffer of cash on hand and highly liquid unencumbered securities that is sufficient to meet the projected net stressed cash-flow needs and maintain compliance with regulatory requirements. The liquidity buffer consists of unencumbered highly liquid assets and Truist’s liquidity buffer is substantially the same in composition to what qualifies as HQLA under the LCR Rule.

Contingency Funding Plan

Truist has a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization's liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other critical teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction.

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $86.7 billion and Truist’s average LCR was 114% for the three months ended December 31, 2021.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At December 31, 2021, the Company was compliant with this requirement.

Sources of Funds

Management believes current sources of liquidity are sufficient to meet Truist’s on- and off-balance sheet obligations. Truist funds its balance sheet through diverse sources of funding including client deposits, secured and unsecured capital markets funding, and shareholders’ equity. Truist Bank’s primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

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
72 Truist Financial Corporation

Table 38: Liquidity Sources
(Dollars in millions)	Dec 31, 2021	Dec 31, 2020
Unused borrowing capacity:
FRB	$52,170	$52,831
FHLB	49,244	52,274
Available investment securities (after haircuts)	116,600	93,623
Available secured borrowing capacity	218,014	198,728
Eligible cash at the FRB	14,714	13,437
Total	$232,728	$212,165

At December 31, 2021, Truist Bank’s available secured borrowing capacity represented approximately 14.2 times the amount of wholesale funding maturities in one-year or less.

Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, and payments on long-term debt. See “Note 22. Parent Company Financial Information” for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At December 31, 2021 and December 31, 2020, the Parent Company had 35 months and 43 months, respectively, of cash on hand to satisfy projected cash outflows, and 19 months and 22 months, respectively, when including the payment of common stock dividends.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, "Risk Factors," for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings.

The following table presents the credit ratings and outlooks of Truist and Truist Bank as of December 31, 2021:

Table 36: Credit Ratings of Truist Financial Corporation and Truist Bank
	Moody's	S&P	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	A3	A- / A-2	A+ / F1	AH / R-1L
Senior unsecured	A3	A-	A	AH
Subordinated	A3	BBB+	A-	A
Preferred stock	Baa2(hyb)	BBB-	BBB	BBBH
Truist Bank:
Issuer	A2	A / A-1	A+ / F1	AAL / R-1M
Senior unsecured	A2	A	A+	AAL
Deposits	Aa3 / P-1	NA	AA- / F1+	AAL
Subordinated	(P) A2	A-	A	AH
Ratings outlook:
Credit trend	Stable	Positive	Stable	Positive

Truist Financial Corporation 73

Recent changes in the Company’s credit ratings and outlooks include:

•On May 7, 2021, Fitch Ratings affirmed the ratings of Truist and Truist Bank and revised the ratings outlook to “stable” from “negative” based on the view that the Company’s diverse business model and solid strategy execution will drive stable earnings performance, and on increased confidence in a U.S. economic recovery.
•On May 24, 2021, S&P Global Ratings affirmed the ratings of Truist and Truist Bank and revised its ratings outlook to “positive” from “stable,” citing stabilization in U.S. economic trends and the easing of industry risk in the U.S. banking system, and noting that the merger of equals provides better diversity and market position, and could generate higher earnings power, financial flexibility, and technology, providing the Company with a sustainable competitive advantage.
•On June 10, 2021, DBRS Morningstar confirmed the ratings of Truist and Truist Bank and revised the trend for all ratings to “positive” from “stable”, reflecting the Company’s substantial progress with the merger integration and the view that the impact of the economic fallout from the coronavirus pandemic will continue to be manageable.
•On July 12, 2021, Moody’s Investors Service upgraded Truist Bank’s long-term subordinated debt rating to A2 from A3, and downgraded Truist Bank’s long-term bank deposit rating to Aa3 from Aa2, following revisions to Moody’s advanced loss given failure analysis that were published in its updated Banks methodology on July 9, 2021.
•On December 7, 2021, Moody’s Investors Service released ESG Issuer Profile Scores (IPS) and Credit Impact Scores (CIS) to assist in demonstrating the impact of ESG on credit ratings. IPS assess an issuer’s exposure to the risk categories in Moody’s ESG classification system from a credit perspective. CIS indicate the extent to which ESG factors impacted the issuer’s credit ratings. Consistent with most other banks, Truist was assigned an IPS of E-3, S-4, and G-2, and a CIS of CIS-2, the latter indicating that ESG attributes had a neutral-to-low impact on Truist’s current ratings.
•On January 19, 2022, S&P Global Ratings published Truist’s assigned ESG Credit Indicators of E-2, S-2, and G-2, which were consistent with the scores assigned to most other banks and which indicated that environmental, social and governance factors have “no material influence” on the rating agency’s analysis of the Company.

Management believes current sources of liquidity are adequate to meet Truist’s current requirements and plans for continued growth. As of December 31, 2021, the Company had $1.9 billion in obligations to purchase goods or services that are enforceable and legally binding. Many of the purchase obligations have terms that are not fixed and determinable and are included in the total amount of obligations based upon the estimated timing and amount of payment. In addition, certain of the purchase agreements contain clauses that would allow Truist to cancel the agreement with specified notice; however, that impact is not included in determining the total amount of obligations. See "Note 9. Other Assets and Liabilities," "Note 11. Borrowings," and "Note 16. Commitments and Contingencies" for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. Truist’s principal goals related to the maintenance of capital are to provide adequate capital to support Truist’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, achieve optimal credit ratings for Truist and its subsidiaries, remain a source of strength for its subsidiaries, and provide a competitive return to shareholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital, and Total capital are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

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

Table 39: Capital Requirements
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer (1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB of 2.5% applicable to Truist as of December 31, 2021. Truist’s SCB, received in the 2021 CCAR process, is effective from October 1, 2021 to September 30, 2022.

74 Truist Financial Corporation

Payments of cash dividends and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders' equity). The active management of the subsidiaries' equity capital is the process used to manage this important driver of Parent Company liquidity and is a key element in the management of Truist’s capital position.

Management intends to maintain capital at Truist Bank at levels that will result in classification as "well-capitalized" for regulatory purposes. Secondarily, it is management's intent to maintain Truist Bank's capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity, and risk profile. If the capital levels of Truist Bank increase above these guidelines, excess capital may be transferred to the Parent Company in the form of special dividend payments, subject to regulatory and other operating considerations.

Management's capital deployment plan in order of preference is to focus on (i) organic growth, (ii) dividends, and (iii) strategic opportunities and/or share repurchases depending on opportunities in the marketplace and Truist’s interest and ability to proceed with acquisitions.

Truist Bank's capital ratios are presented in the following table:

Table 40: Capital Ratios - Truist Bank
December 31,	2021	2020
CET1 to risk-weighted assets	10.5%	11.0%
Tier 1 capital to risk-weighted assets	10.5	11.0
Total capital to risk-weighted assets	12.0	13.0
Leverage ratio	8.0	8.7
Supplementary leverage ratio	6.9	7.5

Truist’s capital ratios are presented in the following table:

Table 41: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2021	Dec 31, 2020
Risk-based:
CET1 capital to risk-weighted assets	9.6%	10.0%
Tier 1 capital to risk-weighted assets	11.3	12.1
Total capital to risk-weighted assets	13.2	14.5
Leverage ratio	8.7	9.6
Supplementary leverage ratio	7.4	8.7
Non-GAAP capital measure (1):
Tangible common equity per common share	$25.47	$26.78
Calculation of tangible common equity (1):
Total shareholders’ equity	$69,271	$70,912
Less:
Preferred stock	6,673	8,048
Noncontrolling interests	—	105
Goodwill and intangible assets, net of deferred taxes	28,772	26,629
Tangible common equity	$33,826	$36,130
Risk-weighted assets	$390,886	$379,153
Common shares outstanding at end of period	1,327,818	1,348,961
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

Truist’s capital level at December 31, 2021 remains strong compared to the regulatory levels for well capitalized banks. Truist’s CET1 ratio was 9.6% as of December 31, 2021. The decline compared to the 2020 CET1 ratio reflects capital deployed through the acquisitions of Service Finance, LLC and Constellation Affiliated Partners, the repurchase of common stock, and loan growth in the fourth quarter of 2021 driving an increase in risk-weighted assets. Truist increased common dividends 7% to $0.48 per share starting in the third quarter of 2021. During 2021, Truist paid $2.5 billion in common stock dividends or $1.86 per share, and repurchased $1.6 billion of common stock. Truist also redeemed $1.4 billion of preferred stock to optimize the Company’s capital position. The dividend payout ratio for 2021 was 41% compared to 58% for the prior year. The total payout ratio for 2021 was 68% compared to 58% for the prior year, reflecting the resumption of share repurchases during the year. In early 2022, Truist declared common dividends of $0.48 per share for the first quarter of 2022, and announced the acquisition of Kensington Vanguard National Land Services to expand IH’s title insurance operation.

Truist Financial Corporation 75

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income. Refer to "Note 1. Basis of Presentation" for additional discussion regarding reclassifications.

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, Truist’s significant accounting policies and effects of new accounting pronouncements are discussed in detail in "Note 1. Basis of Presentation."

The following is a summary of Truist’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments. These critical accounting policies are reviewed with the Audit Committee of the Board of Directors on a periodic basis.

ACL

Truist’s ACL represents management's best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one year period. As a means of addressing uncertainty related to future economic conditions, the quantitative allowance includes an adjustment that reflects model output calculated using a range of potential future economic conditions. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to adjust for limitations in modeled results related to the current economic conditions, and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

Management considers a range of macroeconomic forecast data in connection with the allowance estimation process. Under the range of scenarios considered as of December 31, 2021, use of the Company’s pessimistic scenario would have resulted in an increase to the modeled allowance results of approximately $2.1 billion. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.

The Company individually evaluates expected credits losses related to loans and leases that do not share similar risk characteristics and loans that have been classified as a TDR. For individually evaluated loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any, while for TDRs, default expectations and estimated prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL.

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
76 Truist Financial Corporation

Securities

Truist generally utilizes a third-party pricing service in determining the fair value of its AFS investment securities, whereas trading securities are priced internally. Fair value measurements for investment securities are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads, and broker quotes. Management performs procedures to evaluate the fair values provided by the third-party service provider. These procedures, which are performed independent of the responsible business unit, include comparison of pricing information received from the third party pricing service to other third-party pricing sources, review of additional information provided by the third-party pricing service and other third-party sources for selected securities and back-testing to compare the price realized on security sales to the daily pricing information received from the third-party pricing service. The Enterprise Valuation Committee, which provides oversight to Truist’s enterprise-wide IPV function, is responsible for the comparison of pricing information received from the third-party pricing service or internally to other third-party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity or inactive markets for certain securities, the valuation of the security is subjective and may involve substantial judgment by management to reflect unobservable input assumptions.

MSRs

Truist’s primary class of MSRs for which it separately manages the economic risks relates to residential mortgages. Residential MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, Truist estimates the fair value of residential MSRs using a stochastic OAS valuation model to project residential MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually-specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Truist reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the residential MSR asset.

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

LHFS

Truist originates certain residential and commercial mortgage loans for sale to investors that are measured at fair value. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as components of Residential mortgage income and Commercial mortgage income, while the related origination costs are generally recognized in Personnel expense when incurred. The changes in fair value are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the LHFS. Truist uses various derivative instruments to mitigate the economic effect of changes in fair value of the underlying loans. LHFS also includes certain loans, generally carried at LOCOM, where management has committed to a formal plan of sale and the loans are available for immediate sale. Adjustments to reflect unrealized gains and losses resulting from changes in fair value, up to the original carrying amount, and realized gains and losses upon ultimate sale are classified as noninterest income. The fair value of these loans is estimated using observable market prices when available. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models that reflect assumptions consistent with those that would be used by a market participant in estimating fair value. Refer to "Note 1. Basis of Presentation" for further description of the Company’s accounting for LHFS.

Truist Financial Corporation 77

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

Derivative Assets and Liabilities

Truist uses derivatives to manage various financial risks and in a dealer capacity to facilitate client transactions. Truist mitigates credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to Truist when their unsecured loss positions exceed certain negotiated limits. The fair values of derivative financial instruments are determined based on quoted market prices and internal pricing models that use market observable data for interest rates, foreign exchange, equity, and credit. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that Truist does not expect to fund and includes the value attributable to the net servicing fee. Refer to "Note 19. Derivative Financial Instruments" for further information on the Company’s derivatives.

Goodwill and Other Intangible Assets

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

At December 31, 2021, Truist’s reporting units with goodwill balances were CB&W, C&CB, and IH. Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. For its annual impairment review, Truist elected to perform a quantitative test of each of its reporting units. The quantitative impairment test estimates the fair value of the reporting units using the income approach and market based approaches, weighted 50% and 50%, respectively. The income approach utilizes a discounted cash flow analysis. The market based approaches utilize comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, applicable valuation multiples based on the comparable public company information, and guideline transaction information. Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of historic bank control premiums and the current market.

Multi-year financial forecasts are developed for each reporting unit by considering several inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. Of these inputs, the projection of net interest margin is the most significant to the financial projections of the CB&W and C&CB reporting units. The long-term growth rate used in determining the terminal value of each reporting unit was 3% as of October 1, 2021, based on management's assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. The discount rates utilized for the CB&W, C&CB, and IH reporting units as of October 1, 2021 were 11%, 10%, and 10%, respectively.

Based on the Company’s annual impairment analysis of goodwill as of October 1, it was determined for the CB&W, C&CB, and IH reporting units that the respective reporting unit's fair value was in excess of its respective carrying value as of October 1, 2021, therefore goodwill is considered not impaired for the CB&W, C&CB, and IH reporting units. None of the reporting units of the Company had a fair value that exceeded the respective carrying value by less than 10%.

78 Truist Financial Corporation

The Company also performs sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. While the Company’s sensitivity analyses did not indicate risk of impairment as of October 1. 2021, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit's carrying value could change based on market conditions, asset growth, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

The Company monitored events and circumstances during the fourth quarter of 2021, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2021.

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

Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. The Company regularly evaluates the ability to realize DTAs, recognizing a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. Truist currently maintains a valuation allowance for certain state carryforwards. For additional income tax information, refer to "Note 1. Basis of Presentation" and "Note 14. Income Taxes."

Pension and Postretirement Benefit Obligations

Truist offers various pension plans and postretirement benefit plans to teammates. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to an AA Above Median corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations.

Management also considered the sensitivity that changes in the expected return on plan assets and the discount rate would have on pension expense. For the Company’s qualified plans, a decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $23 million for 2022, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $166 million in pension expense for 2022. Refer to "Note 15. Benefit Plans" for disclosures related to the benefit plans.

Truist Financial Corporation 79

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Truist Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Truist Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
80 Truist Financial Corporation

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Certain Commercial and Consumer Portfolios

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) represents management's best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The consolidated ACL balance was $4.7 billion as of December 31, 2021, including $1.8 billion for commercial portfolios and $2.3 billion for consumer portfolios. Estimates of expected future credit losses are determined by management using quantitative models and by applying qualitative adjustments to the modeled results. The models are designed to forecast probability of default, exposure at default, and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are applied to pools of loans with similar risk characteristics. The macroeconomic forecast data used in the quantitative models is based on forecasted variables for a reasonable and supportable period. The qualitative adjustments incorporate management judgment and are used to account for limitations in modeled results related to current economic conditions and other risks in the portfolios.

The principal considerations for our determination that performing procedures relating to the ACL for certain commercial and consumer portfolios is a critical audit matter are (i) the significant judgment by management in determining the ACL quantitative model results and certain qualitative adjustments, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the quantitative model results and certain qualitative adjustments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s ACL estimation process for certain commercial and consumer portfolios, which included controls related to the quantitative model results and certain qualitative adjustments. These procedures also included, among others, testing management’s process for determining the ACL for certain commercial and consumer portfolios quantitative model results and certain qualitative adjustments, including evaluating the appropriateness of the quantitative models and management’s methodology, testing the data used in the estimate, and evaluating the reasonableness of judgments used by management in estimating certain qualitative adjustments. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of these quantitative models and the reasonableness of judgments used by management relating to certain qualitative adjustments.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 22, 2022

We have served as the Company’s auditor since 2002.
Truist Financial Corporation 81

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

December 31, (Dollars in millions, except per share data, shares in thousands)	2021	2020
Assets
Cash and due from banks	$5,085	$5,029
Interest-bearing deposits with banks	15,210	13,839
Securities borrowed or purchased under agreements to resell	4,028	1,745
Trading assets at fair value	4,423	3,872
AFS securities at fair value	153,123	120,788
HTM securities (fair value of $1,495 as of December 31, 2021)	1,494	—
LHFS (including $3,544 and $4,955 at fair value, respectively)	4,812	6,059
Loans and leases (including $23 at fair value as of December 31, 2021)	289,513	299,734
ALLL	(4,435)	(5,835)
Loans and leases, net of ALLL	285,078	293,899
Premises and equipment	3,700	3,870
Goodwill	26,098	24,447
CDI and other intangible assets	3,408	2,984
Loan servicing rights at fair value	2,633	2,023
Other assets (including $3,436 and $4,891 at fair value, respectively)	32,149	30,673
Total assets	$541,241	$509,228
Liabilities
Noninterest-bearing deposits	$145,892	$127,629
Interest-bearing deposits	270,596	253,448
Short-term borrowings (including $1,731 and $1,115 at fair value, respectively)	5,292	6,092
Long-term debt	35,913	39,597
Other liabilities (including $586 and $555 at fair value, respectively)	14,277	11,550
Total liabilities	471,970	438,316
Shareholders’ Equity
Preferred stock	6,673	8,048
Common stock, $5 par value	6,639	6,745
Additional paid-in capital	34,565	35,843
Retained earnings	22,998	19,455
AOCI, net of deferred income taxes	(1,604)	716
Noncontrolling interests	—	105
Total shareholders’ equity	69,271	70,912
Total liabilities and shareholders’ equity	$541,241	$509,228
Common shares outstanding	1,327,818	1,348,961
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	280
Preferred shares authorized	5,000	5,000
The accompanying notes are an integral part of these consolidated financial statements.
82 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions, except per share data; shares in thousands)	2021	2020	2019
Interest Income
Interest and fees on loans and leases	$11,481	$13,485	$7,982
Interest on securities	2,090	1,739	1,319
Interest on other earning assets	203	324	108
Total interest income	13,774	15,548	9,409
Interest Expense
Interest on deposits	148	785	1,101
Interest on long-term debt	573	800	797
Interest on other borrowings	47	137	198
Total interest expense	768	1,722	2,096
Net Interest Income	13,006	13,826	7,313
Provision for credit losses	(813)	2,335	615
Net Interest Income After Provision for Credit Losses	13,819	11,491	6,698
Noninterest Income
Insurance income	2,627	2,193	2,072
Investment banking and trading income	1,441	1,010	249
Wealth management income	1,392	1,277	715
Service charges on deposits	1,060	1,020	762
Card and payment related fees	874	761	555
Residential mortgage income	555	1,000	285
Lending related fees	349	315	124
Operating lease income	262	309	153
Commercial mortgage income	179	185	102
Income from bank-owned life insurance	183	179	129
Securities gains (losses)	—	402	(116)
Other income	368	228	225
Total noninterest income	9,290	8,879	5,255
Noninterest Expense
Personnel expense	8,632	8,146	4,833
Professional fees and outside processing	1,442	1,252	433
Software expense	945	862	338
Net occupancy expense	764	904	507
Amortization of intangibles	574	685	164
Equipment expense	513	484	280
Marketing and customer development	294	273	137
Operating lease depreciation	190	258	136
Loan-related expense	212	242	123
Regulatory costs	137	125	81
Merger-related and restructuring charges	822	860	360
Loss (gain) on early extinguishment of debt	(4)	235	—
Other expense	595	571	542
Total noninterest expense	15,116	14,897	7,934
Earnings
Income before income taxes	7,993	5,473	4,019
Provision for income taxes	1,556	981	782
Net income	6,437	4,492	3,237
Noncontrolling interests	(3)	10	13
Net income available to the bank holding company	6,440	4,482	3,224
Preferred stock dividends and other	407	298	196
Net income available to common shareholders	$6,033	$4,184	$3,028
Basic EPS	$4.51	$3.11	$3.76
Diluted EPS	4.47	3.08	3.71
Basic weighted average shares outstanding	1,337,144	1,347,080	805,104
Diluted weighted average shares outstanding	1,349,378	1,358,289	815,204

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 83

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions)	2021	2020	2019
Net income	$6,437	$4,492	$3,237
OCI, net of tax:
Net change in net pension and postretirement costs	789	247	42
Net change in cash flow hedges	55	37	(70)
Net change in AFS securities	(3,164)	1,274	880
Other, net	—	2	19
Total OCI, net of tax	(2,320)	1,560	871
Total comprehensive income	$4,117	$6,052	$4,108
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$243	$79	$11
Net change in cash flow hedges	17	11	(21)
Net change in AFS securities	(971)	396	271
Other, net	—	—	5
Total income taxes related to OCI	$(711)	$486	$266

The accompanying notes are an integral part of these consolidated financial statements.
84 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2019	763,326	$3,053	$3,817	$6,849	$18,118	$(1,715)	$56	$30,178
Net income	—	—	—	—	3,224	—	13	3,237
OCI	—	—	—	—	—	871	—	871
Issued in business combination	575,067	2,045	2,875	28,626	—	—	—	33,546
Issued in connection with equity awards, net	3,773	—	19	(34)	—	—	—	(15)
Issued in connection with preferred stock offering	—	1,683	—	—	—	—	—	1,683
Redemption of preferred stock		(1,679)			(46)			(1,725)
Cash dividends declared on common stock	—	—	—	—	(1,309)	—	—	(1,309)
Cash dividends declared on preferred stock	—	—	—	—	(150)	—	—	(150)
Equity-based compensation expense	—	—	—	165	—	—	—	165
Other, net	—	—	—	3	(31)	—	105	77
Balance, December 31, 2019	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Net income	—	—	—	—	4,482	—	10	4,492
OCI	—	—	—	—	—	1,560	—	1,560
Issued in connection with equity awards, net	6,795	—	34	(119)	(2)	—	—	(87)
Issued in connection with preferred stock offerings	—	3,449	—	—	—	—	—	3,449
Redemption of preferred stock	—	(503)	—	—	3	—	—	(500)
Cash dividends declared on common stock	—	—	—	—	(2,424)	—	—	(2,424)
Cash dividends declared on preferred stock	—	—	—	—	(301)	—	—	(301)
Equity-based compensation expense	—	—	—	353	—	—	—	353
Cumulative effect adjustment for new accounting standards	—	—	—	—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(79)	(79)
Balance, December 31, 2020	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	6,440	—	(3)	6,437
OCI	—	—	—	—	—	(2,320)	—	(2,320)
Issued in connection with equity awards, net	6,466	—	32	(120)	(5)	—	—	(93)
Repurchase of common stock	(27,609)	—	(138)	(1,478)	—	—	—	(1,616)
Redemption of preferred stock	—	(1,375)	—	—	(40)	—	—	(1,415)
Cash dividends declared on common stock	—	—	—	—	(2,485)	—	—	(2,485)
Cash dividends declared on preferred stock	—	—	—	—	(367)	—	—	(367)
Equity-based compensation expense	—	—	—	320	—	—	—	320
Other, net	—	—	—	—	—	—	(102)	(102)
Balance, December 31, 2021	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 85

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Year Ended December 31, (Dollars in millions)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$6,437	$4,492	$3,237
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	(813)	2,335	615
Depreciation	810	923	466
Amortization of intangibles	574	685	164
Securities (gains) losses	—	(402)	116
Net change in operating assets and liabilities:
LHFS	1,411	718	(1,895)
Loan servicing rights	(206)	607	97
Pension asset	(1,580)	(779)	(1,815)
Derivative assets and liabilities	1,296	(2,690)	(312)
Trading assets	(551)	1,861	368
Other assets and other liabilities	285	186	379
Other, net	229	(499)	100
Net cash from operating activities	7,892	7,437	1,520
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	148	5,276	36,780
Proceeds from maturities, calls and paydowns of AFS securities	33,968	24,627	4,797
Purchases of AFS securities	(70,775)	(72,808)	(42,646)
Proceeds from maturities, calls and paydowns of HTM securities	—	—	2,499
Originations and purchases of loans and leases, net of sales and principal collected	9,787	2,613	656
Net cash received (paid) for FHLB stock	116	600	147
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(2,283)	(328)	(83)
Net cash paid for premises and equipment	(442)	(815)	(224)
Net cash received (paid) for mergers, acquisitions and divestitures	(1,638)	(2,439)	6,256
Net cash for (premiums) proceeds on bank-owned life insurance	(606)	83	58
Other, net	(331)	(461)	108
Net cash from investing activities	(32,056)	(43,652)	8,348
Cash Flows From Financing Activities:
Net change in deposits	35,423	48,599	2,917
Net change in short-term borrowings	(800)	(12,124)	6,293
Proceeds from issuance of long-term debt	4,728	26,644	7,084
Repayment of long-term debt	(7,959)	(28,278)	(9,265)
Repurchase of common stock	(1,616)	—	—
Net proceeds from preferred stock issued	—	3,449	1,683
Redemption of preferred stock	(1,415)	(500)	(1,725)
Cash dividends paid on common stock	(2,485)	(2,424)	(1,309)
Cash dividends paid on preferred stock	(367)	(301)	(150)
Net cash received (paid) for hedge unwinds	—	1,101	(130)
Other, net	82	(148)	(45)
Net cash from financing activities	25,591	36,018	5,353
Net Change in Cash and Cash Equivalents	1,427	(197)	15,221
Cash and Cash Equivalents, January 1	18,868	19,065	3,844
Cash and Cash Equivalents, December 31	$20,295	$18,868	$19,065
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$859	$1,834	$1,921
Income taxes	792	126	443
Noncash investing activities:
Transfer of loans HFI to LHFS	925	2,562	7,434
Purchases (sales) of securities not yet settled	2,275	—	(1,442)
Stock issued in business combinations	—	—	33,546
Transfer of HTM securities to AFS	—	—	18,022
The accompanying notes are an integral part of these consolidated financial statements.
86 Truist Financial Corporation

NOTE 1. Basis of Presentation

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. Formed by the historic merger of equals of BB&T and SunTrust, Truist has leading market share in many high-growth markets in the country. The Company offers a wide range of services including retail, small business and commercial banking; asset management; capital markets; commercial real estate; corporate and institutional banking; insurance; mortgage; payments; specialized lending; and wealth management. Headquartered in Charlotte, North Carolina, Truist is a top 10 U.S. commercial bank. The Company operates and measures business activity across three business segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings. For additional information on the Company’s business segments, see “Note 21. Operating Segments.”

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. The accounting and reporting policies are in accordance with GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities. The following is a summary of significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Truist Financial Corporation and those subsidiaries that are wholly or majority owned by Truist or over which Truist has a controlling financial interest. Intercompany accounts and transactions are eliminated in consolidation. The results of operations of companies and net assets acquired are included from the date of acquisition. Results of operations associated with entities or net assets sold are included through the date of disposition.

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

Investments in VIEs are evaluated to determine if Truist is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to Truist’s obligation to absorb losses or receive residual returns of the entity. Truist has variable interests in certain entities that are not required to be consolidated, including affordable housing and other partnership interests. Refer to "Note 16. Commitments and Contingencies" for additional disclosures regarding Truist’s VIEs.

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

Reclassifications

In the fourth quarter of 2021, the Company reclassified the lease financing portfolio to the commercial and industrial portfolio. Additionally the Company reclassified certain structured real estate activity from commercial mortgage income to investment banking and trading income and certain LIHTC activity from commercial mortgage income to other income. Prior periods were reclassified to conform to the current presentation. Certain other amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

Truist Financial Corporation 87

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, LHFS, trading loans, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations.

Business Combinations

Truist accounts for business combinations using the acquisition method. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks and interest-bearing deposits with banks that have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Restricted cash was immaterial at December 31, 2021 and 2020.

Securities Financing Activities

Securities borrowed or purchased under agreements to resell are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were borrowed or purchased. On the acquisition date of these securities, the Company and related counterparty agree on the amount of collateral required to secure the principal amount loaned under these agreements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements.

Short-term borrowings includes securities sold under agreements to repurchase, which are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold within Short-term borrowings. The Company monitors collateral values daily and pledges collateral as warranted under the respective agreements.

Trading Activities

Various trading assets and liabilities are used to accommodate the investment and risk management activities of the Company’s clients. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. The Company elects to apply fair value accounting to trading loans. Trading loans include: (i) loans held in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans; (ii) certain SBA loans guaranteed by the U.S. government; and (iii) loans made or acquired in connection with the Company’s TRS business. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. Trading assets and liabilities are measured at fair value with changes in fair value recognized within Noninterest income in the Company’s Consolidated Statements of Income. Interest income on trading account securities is included in Interest on other earning assets. For additional information on the Company’s trading activities, see "Note 16. Commitments and Contingencies" and "Note 18. Fair Value Disclosures."

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

88 Truist Financial Corporation

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. Credit losses are measured on an individual basis and recognized in an ACL. Changes in expected credit losses are recognized in the Provision for credit losses in the Consolidated Statements of Income. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the US government, are highly rated by rating agencies and have a long history of no credit losses. Non-agency MBS in the portfolio reflect recent issuances that are highly rated, include excess collateral and are collateralized by loans to borrowers with high credit scores and low loan to value ratios. Truist utilizes cash flow modeling for the evaluation of potential credit impairment on non-agency securities in an unrealized loss position. Cash flow modeling incorporates a variety of factors that impact the long term expectation of collateral performance. Impairment is attributable to factors other than credit when there continues to be an expectation of the collection of all contractual principal and interest. There was no ACL on the Company’s AFS debt securities at December 31, 2021. At December 31, 2021, HTM debt securities consists of government guaranteed securities for which no loss is expected.

Prior to the adoption of CECL on January 1, 2020, investment securities in an unrealized loss position were evaluated quarterly for OTTI. Truist considered such factors as the length of time and the extent to which the fair value was below amortized cost, long term expectations and recent experience regarding principal and interest payments, Truist’s intent to sell and whether it was more-likely-than-not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss was recognized in earnings and the non-credit component was recognized in AOCI, net of tax, in situations where Truist did not intend to sell the security and it was more-likely-than-not that Truist would have been required to sell the security prior to recovery. Subsequent to recognition of OTTI, an increase in expected cash flows was recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.

Equity Securities

Equity securities that are not classified as trading assets or liabilities are recorded in Other assets on the Company’s Consolidated Balance Sheets. Equity securities with readily determinable fair values are considered marketable and measured at fair value, with changes in the fair value recognized as a component of Other noninterest income in the Company’s Consolidated Statements of Income. Marketable equity securities include mutual fund investments and other publicly traded equity securities. Dividends received from marketable equity securities and FHLB stock are recognized within Interest income in the Consolidated Statements of Income. Equity securities that are not accounted for under the equity method and that do not have readily determinable fair values are considered non-marketable and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments to the carrying value of these non-marketable equity securities are recognized in Other noninterest income in the Company’s Consolidated Statements of Income. Non-marketable equity securities include FHLB stock and other equity investments. For additional information on the Company’s equity securities, see "Note 18. Fair Value Disclosures."

LHFS

LHFS includes primarily residential mortgage and commercial mortgage loans that management intends to sell in the secondary market and other loans that management has an active plan to sell. LHFS also includes specifically identified loans where management has committed to a formal plan of sale and the loans are available for immediate sale.

The Company elects to apply fair value accounting to residential and commercial mortgage loans that are originated with the intent to be sold in the secondary market. Direct loan origination fees associated with these loans are recorded as Residential mortgage and Commercial mortgage income. The majority of direct origination costs are recorded in Personnel expense. The fair value of these loans is derived from observable current market prices when available and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models that reflect assumptions consistent with those that would be used by a market participant in estimating fair value.

First lien residential mortgage LHFS are transferred in conjunction with GNMA and GSE securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash with servicing rights retained. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated interest rate lock commitments and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into interest rate lock commitments with borrowers until the loans are sold, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk. Commercial mortgage LHFS are sold to FNMA and FHLMC and the Company also issues and sells GNMA commercial MBS backed by FHA insured loans. The loans and securities are exchanged for cash with servicing rights retained. Gains and losses on sales of residential, commercial mortgage, and other consumer loans are included in Residential mortgage income, Commercial mortgage income, and Other income, respectively.

Other consumer loans are typically sold to unrelated third parties shortly after origination and are immaterial as of December 31, 2021.
Truist Financial Corporation 89

Specifically identified LHFS, where management has committed to a formal plan of sale and the loans are available for immediate sale, are generally recorded at LOCOM. Origination fees and costs for such loans are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Adjustments to reflect unrealized losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as Noninterest income in the Consolidated Statements of Income. The fair value of these loans is estimated using observable market prices when available, but may also incorporate consideration of other unobservable inputs such as indicative bids, broker price opinions or other information derived from internal or external data sources.

In certain circumstances, the Company may transfer certain loans from HFI to LHFS. At the time of transfer, any credit losses are subject to charge-off in accordance with the Company’s policy and are recorded as a reduction in the ALLL. Any additional losses, including those related to interest rate or liquidity-related valuation adjustments are recorded as a component of Noninterest income in the Consolidated Statements of Income. For additional information on the Company’s LHFS, see "Note 18. Fair Value Disclosures."

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since the date of origination such that at the date of acquisition there is more than an insignificant deterioration in credit.

Unearned income, discounts, and net deferred loan fees and costs includes direct costs associated with loan origination as well as premiums and discounts from origination or purchase, which are deferred and amortized over the respective loan terms.

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs. Interest and fees on loans and leases includes certain loan fees and deferred direct costs associated with the lending process recognized over the contractual lives of the loans using the effective interest for amortizing loans or straight-line method for loans with interest-only repayment terms or revolving privileges.

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. Purchased loans are evaluated upon acquisition and classified as either PCD, which indicates that the loan reflects more-than-insignificant deterioration in credit quality since origination, or non-PCD. Truist considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, previous troubled debt restructurings, bankruptcies, and other qualitative factors that indicate deterioration in credit quality since origination.

Fair values for purchased loans in a business combination are based on a discounted cash flow methodology that considers credit loss expectations, market interest, rates, and other market factors such as liquidity from the perspective of a market participant. Loans are grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by comparable internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate are determined by discounting interest and principal cash flows through the expected life of the underlying loans. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

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

90 Truist Financial Corporation

The non-credit discount or premium related to PCD loans and the fair value mark on non-PCD loans are amortized or accreted to Interest and fees on loans and leases over the contractual life of the loans using the effective interest method for amortizing loans, and using a straight-line approach for loans with interest-only repayment terms or revolving privileges. In the event of prepayment, unamortized discounts or premiums are recognized in Interest and fees on loans and leases.

TDRs

Modifications to a borrower's debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be considered. TDRs are undertaken to improve the likelihood of recovery on the loan and may take the form of modifications that result in the stated interest rate of the loan being lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances, forgiveness of principal or interest. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. For loan modification programs in response to the COVID-19 pandemic, Truist applied the relief from TDR accounting described in the CARES Act. Payment relief assistance provided by Truist includes forbearance, deferrals, extension, and re-aging programs, along with certain other modification strategies.

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

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of clients' loan defaults. Truist’s policies for placing loans on nonperforming status conform to guidelines prescribed by bank regulatory authorities. Truist classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. Payment deferrals granted as a result of the COVID-19 pandemic do not result in a loan becoming past due. The following table summarizes the delinquency thresholds that are a factor used in evaluating nonperforming classification and the timing of charge-off evaluations:

(number of days)	Placed on Nonperforming (1) (2)			Evaluated for Charge-off (2)
Commercial:
Commercial and industrial	90	(3)		90	(3)
CRE	90	(3)		90	(3)
Commercial construction	90	(3)		90	(3)
Consumer:
Residential mortgage (4)	90	to	180	90	to	180
Residential home equity and direct (4)	90	to	120	90	to	180
Indirect auto (4)	90			120
Indirect other (4)	90	to	120	90	to	120
Student (5) (6)	NA			120	to	180
Credit card (7)	NA			90	to	180
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
(2)The timing of nonaccrual and charge-off evaluations are accelerated in circumstances where the borrower has filed for bankruptcy.
(3)Or when it is probable that principal or interest is not fully collectible, whichever occurs first.
Truist Financial Corporation 91

(4)Depends on product type, loss mitigation status, status of the government guaranty, if applicable, and certain other product-specific factors.
(5)Student loans are not placed in nonperforming status, which reflects consideration of governmental guarantees or accelerated charge-off policies related to certain non-guaranteed portfolios.
(6)Government guaranteed loans are considered to be in default once they reach 270 days past due and claims are generally filed once the loans reaches 365 days past due. The non-guaranteed balance, which ranges from 2-3%, is charged off once the claim proceeds related to the guaranteed portion have been received, which typically occurs no later than 365 days past due.
(7)Credit cards are generally not placed on nonperforming status, but are fully charged off at specified delinquency dates consistent with regulatory guidelines.

When commercial loans are placed on nonperforming status, management evaluates whether a charge-off must be recorded. For collateral-dependent loans, this evaluation is based on a comparison of the loan’s carrying value to the value of the related collateral, while for non-collateral dependent loans, this evaluation reflects management’s conclusions with regard to whether any portion of the loan is considered uncollectible. Consumer and credit card loans are subject to charge-off at a specified delinquency date consistent with regulatory guidelines.

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

Assets acquired as a result of foreclosure are initially recorded at fair value less estimated cost to sell and subsequently carried at LOCOM. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition of these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s loan and lease activities, see "Note 5. Loans and ACL."

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

92 Truist Financial Corporation

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments: commercial, consumer, and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans and leases are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, type of collateral, whether loan payments are interest-only, and whether interest rates are fixed or variable. Larger loans and leases that do not share similar risk characteristics or that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the underlying collateral or in certain circumstances the present value of expected cash flows discounted at the loan's effective interest as described further below. The commercial portfolio segment models use a risk rating approach to estimate the ALLL. Truist may also consider specific environmental, social, and governance considerations in the risk rating methodology for commercial loans. The consumer and credit card models use a delinquency-based approach to estimate the ALLL. In addition to these quantitatively calculated components, the ALLL includes qualitatively calculated components.

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

The Scenario Committee provides guidance, selection, and approval for enterprise-sanctioned macroeconomic forecast data, including the macroeconomic forecast data for use in the ACL process. Forecasted economic conditions are developed using third party macroeconomic forecast data across scenarios adjusted based on management’s expectations over a reasonable and supportable forecast period of two years. Assumptions revert to long term historic averages gradually over a one year period. Macroeconomic forecast data used in estimating the expected losses vary by loan portfolio and include employment factors, estimated collateral values, and market indicators as described by portfolio segment below.

A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to adjust for limitations in modeled results related to the current economic conditions, and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

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

On January 1, 2020, Truist adopted the CECL accounting standard, which changed the manner in which it accounts for the allowance for credit losses. Prior to the adoption of CECL, the ACL represented management’s estimate of probable credit losses incurred in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The estimation of the ACL prior to the adoption did not consider reasonable and supportable forecasts that could have affected the collectability of the reported amounts.

The following provides a description of accounting policies, methodologies, and credit quality indicators related to each of the portfolio segments:

Truist Financial Corporation 93

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

Loans are generally pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as business sector, project and property type, line of business, collateral, loan type, obligor exposure, and risk grade or score. Commercial loss forecasting models are expected loss frameworks that use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The primary macroeconomic drivers for the commercial portfolios include unemployment trends, U.S. real GDP, corporate credit spreads, rental rates, and property values.

Truist’s policy is to review and individually evaluate the reserve for all nonperforming lending relationships and TDRs with an outstanding balance of $5 million or more, as such lending relationships do not typically share similar risk characteristics with others. Individually evaluated reserves are based on current forecasts, the present value of expected cash flows discounted at the loan's effective interest rate, or the value of collateral, which is generally based on appraisals, recent sales of foreclosed properties and/or relevant property-specific market information. Truist has elected to measure expected credit losses on collateral-dependent loans based on the fair value of the collateral. Loans are considered collateral dependent when it is probable that Truist will be unable to collect principal and interest according to the contractual terms of the agreement and repayment is expected to be provided substantially by the sale or continued operation of the underlying collateral. Commercial loans are typically secured by real estate, business equipment, inventories, and other types of collateral.

Consumer and Credit Card

The majority of the ALLL related to the consumer and credit card lending portfolios is calculated on a collective basis. Loans are pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as collateral, loan type, line of business, and sales channel. Consumer portfolio models are expected loss frameworks that use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The primary macroeconomic drivers for the consumer portfolios include unemployment trends, the primary 30-year mortgage rate, home price indices, and used car prices.

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

Truist uses delinquency status to monitor credit quality in its consumer and credit card portfolios. Delinquency status is the primary factor considered in determining whether a loan should be classified as nonperforming.

The ALLL for loans classified as a TDR is based on analyses capturing the expected credit losses and the impact of the concession over the remaining life of the asset.
94 Truist Financial Corporation

Expected recoveries for loans are included in the estimation of the ALLL based on historical experience.

Premises and Equipment

Premises, equipment, finance leases, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the related assets and is recorded within the corresponding Noninterest expense categories on the Consolidated Statements of Income. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term. An impairment loss on a long-lived asset or asset group, including premises and equipment and a ROU asset, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Income Taxes

The Company’s provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified affordable housing investments. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related investment. Additionally, the Company recognizes all excess tax benefits and deficiencies on employee share-based payments as a component of the Provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of restricted stock, are treated as discrete items in the period in which they occur. The provision for income taxes does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information related to the Company’s unrealized gains and losses, see "Note 13. AOCI."

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

Interest and penalties related to the Company’s tax positions are recognized in the Provision for income taxes in the Consolidated Statements of Income. For additional information on the Company’s activities related to income taxes, see "Note 14. Income Taxes."

Truist Financial Corporation 95

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

Certain derivatives used as risk management tools are designated as accounting hedges and are used to mitigate the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (i) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (ii) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness include (i) statistical regression analysis of changes in the cash flows of the actual derivative and hypothetical derivatives, or (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.

For designated hedging relationships, the Company generally performs subsequent assessments of hedge effectiveness using a qualitative approach.

Below is a summary of the cash flow and fair value hedge programs utilized by Truist:

	Cash Flow Hedges	Fair Value Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate loans, overnight funding, and various LIBOR and successor rate funding instruments.	Changes in value on fixed rate long-term debt, FHLB advances, loans and AFS securities due to changes in interest rates.
Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest due to changes in the contractually specified interest rate.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.
Treatment during the hedge period	Changes in value of the hedging instruments are recognized in AOCI until the related cash flows from the hedged item are recognized in earnings. The amount reclassified to earnings is recorded in the same line item as the earnings effect of the hedged item.	Changes in value of both the hedging instruments and the assets or liabilities being hedged are recognized in the income statement line item associated with the asset or liability being hedged.
Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Changes in value recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, the basis adjustment that resulted from hedging is amortized into earnings over the designated hedged period or the maturity date of the instrument, and cash flows from terminated hedges are reported in the same category as the cash flows from the hedged item.
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately.	Not applicable

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

96 Truist Financial Corporation

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

The goodwill of each reporting unit is reviewed for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. If, after assessing all relevant events or circumstances, Truist concludes that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value, then an impairment test is required. Truist may also elect to bypass the qualitative assessment and proceed directly to the impairment test. In the quantitative test, the fair value of a reporting unit is compared to the carrying value of the reporting unit. If the fair value of a reporting unit is greater than the carrying value, then there is no impairment. If the fair value is less than the carrying value, then an impairment loss is recorded for the amount that the carrying value exceeds the fair value, not to exceed the total amount of goodwill assigned to the reporting unit. The quantitative impairment test estimates the fair value of the reporting units using the income approach and market based approaches. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information, key valuation multiples and consideration of a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

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

Loan Servicing Rights

Truist has three classes of servicing rights for which it separately manages the economic risks: residential MSRs, commercial MSRs, and other loan servicing rights. Loan servicing rights are accounted for primarily at fair value with changes in fair value recorded in Residential mortgage income, Commercial mortgage income, and Other income on the Consolidated Statements of Income. The fair value of servicing rights is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually-specified servicing fees, servicing costs, and underlying portfolio characteristics. These risks are hedged with various derivative instruments that are intended to mitigate the income statement effect to changes in fair value. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions. For additional information on the Company’s servicing rights, see "Note 8. Loan Servicing."

Truist Financial Corporation 97

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

When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, derivative instruments, AFS securities, and certain other equity securities. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include trading loans, loans originated to be sold and classified as LHFS, and loan servicing rights. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, and subsequently carried at LOCOM. For additional information on the Company’s valuation of assets and liabilities held at fair value, see "Note 18. Fair Value Disclosures."

Equity-Based Compensation

Truist maintains various equity-based compensation plans that provide for the granting of RSAs, RSUs, and PSUs to selected teammates and directors. Truist values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility. Compensation expense is recognized in Personnel expense in the Consolidated Statements of Income. Forfeitures are recognized as they occur. For additional information on the Company’s stock-based compensation plans, see "Note 15. Benefit Plans."

Pension and Postretirement Benefit Obligations

Truist offers various pension plans and postretirement benefit plans to teammates. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to an AA Above Median corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. The expected long-term rate of return on assets is based on the expected returns for each major asset class in which the plan invests, adjusted for the weight of each asset class in the target mix.

Revenue Recognition

In the ordinary course of business, the Company recognizes two primary types of revenue in its Consolidated Statements of Income, Interest income, and Noninterest income. The Company’s principal source of revenue is Interest income from loans and securities, which is recognized on an accrual basis using the effective interest method. For information on the Company’s policies for recognizing Interest income on loans and securities, see the "Loans and Leases," "LHFS," "Trading Activities," and "Investment Securities" sections within this Note.

Noninterest income includes revenue from various types of transactions and services provided to clients. The Company recognizes revenue from contracts with customers as performance obligations are satisfied. Performance obligations are typically satisfied in one year or less. Truist elected the practical expedient to expense the incremental costs of obtaining a contract when incurred when the amortization period is one year or less. As of December 31, 2021 and 2020, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

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

98 Truist Financial Corporation

Transaction and service-based revenues

Transaction and service-based revenues include Wealth management income, Investment banking income, Service charges on deposits, and Card and payment related fees. Revenue is recognized at a point in time when the transactions occur or over time as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets. These revenues, and their relationship to the Company’s operating segments, are further described by type below. Refer to "Note 21. Operating Segments" for information on segment results.

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

Investment banking and trading income includes securities underwriting fees, advisory fees, loan syndication fees, structured real estate income, and trade execution services revenue. Underwriting fees are earned on the trade date when the Company, as a member of an underwriting syndicate, purchases the securities from the issuer and sells the securities to third party investors. Each member of the syndicate is responsible for selling its portion of the underwriting and is liable for the proportionate costs of the underwriting; therefore, the Company’s portion of underwriting revenue and expense is presented gross within noninterest income and noninterest expense. The transaction price is based on a percentage of the total transaction amount and payments are settled shortly after the trade date. Fees for merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions, are generally earned and recognized by the Company when performance obligations are satisfied. The Company’s execution of the advisory services related to these fees represents its performance obligations. The Company is the principal when rendering these services. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Loan syndication fees are typically recognized at the closing of a loan syndication transaction. Revenue related to corporate trade execution services is earned and recognized on the trade date with payment on the settlement date. Investment banking and trading income is included in the C&CB operating segment.

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

Truist Financial Corporation 99

Related Party Transactions

The Company periodically enters into transactions with certain of its executive officers, directors, affiliates, trusts, and/or other related parties in its ordinary course of business. The Company is required to disclose material related party transactions, other than certain compensation and other arrangements entered into in the normal course of business. For additional information on the Company’s benefit plans and VIEs, see “Note 15. Benefit Plans” and “Note 16. Commitments and Contingencies.”

Subsequent Events

The Company evaluated events that occurred between December 31, 2021 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

There were no standards adopted during the current year that had a material effect on the Company’s financial statements, and no standards not yet adopted by the Company that are expected to have a material effect on the Company’s financial statements.

NOTE 2. Business Combinations

Mergers and Acquisitions

On December 6, 2021, Truist acquired Service Finance, LLC for $2.0 billion in cash consideration, which resulted in $1.2 billion of goodwill and $647 million of identifiable intangible assets primarily representing client relationship intangibles in the CB&W segment. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The identifiable intangible assets are being amortized over a term of 15 years based upon the estimated economic benefits received. Goodwill of $1.2 billion and identifiable intangible assets of $647 million are deductible for tax purposes.

On July 1, 2021, Truist acquired Constellation Affiliated Partners, which resulted in approximately $582 million of goodwill and $394 million of identifiable intangible assets in the IH segment. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The identifiable intangible assets are being amortized over a term of 15 years based upon the estimated economic benefits received. Goodwill of $486 million and identifiable intangible assets of $261 million are deductible for tax purposes.

During 2020, Truist acquired several insurance companies, which resulted in $450 million of goodwill and $346 million of identifiable intangible assets in the IH segment. The identifiable intangible assets are being amortized over a term of 15 years based upon the estimated economic benefits received. Goodwill of $171 million and identifiable intangible assets of $160 million are deductible for tax purposes.

Effective December 6, 2019, the Company completed its Merger with SunTrust for $33.5 billion in stock consideration. The Merger was accounted for as a business combination. Results of operations are included from the effective date forward.

Branch Divestitures

In July 2020, Truist completed the divestiture of 30 branches to First Horizon Bank, a wholly owned subsidiary of First Horizon National Corporation, to satisfy regulatory requirements in connection with the Merger. The branches were located in North Carolina, Virginia, and Georgia. There were $425 million in loans and leases and $2.2 billion in deposits divested as part of this transaction.

100 Truist Financial Corporation

NOTE 3. Securities Financing Activities

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently sold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. At December 31, 2021 and 2020, the total market value of collateral held was $4.0 billion and $1.7 billion, of which $1.1 billion and $27 million was repledged, respectively. The following table presents securities borrowed or purchased under agreements to resell:

December 31, (Dollars in millions)	2021	2020
Securities purchased under agreements to resell	$3,460	$1,158
Securities borrowed	568	587
Total securities borrowed or purchased under agreements to resell	$4,028	$1,745

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions. Refer to “Note 16. Commitments and Contingencies” for additional information related to pledged securities. The following table presents the Company’s related activity, by collateral type and remaining contractual maturity:

December 31, (Dollars in millions)	2021			2020
	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$749	$409	$1,158	$305	$31	$336
GSE	53	25	78	45	9	54
Agency MBS - residential	720	141	861	442	6	448
Corporate and other debt securities	213	125	338	204	179	383
Total securities sold under agreements to repurchase	$1,735	$700	$2,435	$996	$225	$1,221

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS securities:

December 31, 2021 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,892	$9	$106	$9,795
GSE	1,667	33	2	1,698
Agency MBS - residential	135,886	656	2,500	134,042
Agency MBS - commercial	2,928	18	64	2,882
States and political subdivisions	382	39	1	420
Non-agency MBS	4,305	—	47	4,258
Other	28	—	—	28
Total AFS securities	$155,088	$755	$2,720	$153,123
HTM securities:
Agency MBS - residential	$1,494	$1	$—	$1,495

December 31, 2020 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$1,721	$25	$—	$1,746
GSE	1,840	77	—	1,917
Agency MBS - residential	111,589	1,975	23	113,541
Agency MBS - commercial	2,987	72	2	3,057
States and political subdivisions	447	47	1	493
Other	34	—	—	34
Total AFS securities	$118,618	$2,196	$26	$120,788

Truist Financial Corporation 101

In January 2022, Truist transferred $21.3 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies. Management determined that it has both the positive intent and ability to hold these securities to maturity. On the date of transfer, the difference between the par value and the fair value of these securities, which was recorded as a loss in AOCI, resulted in a discount of $1.2 billion. The discount and unrealized loss in AOCI will be amortized to interest income over the remaining life of the securities using the interest method. There were no gains or losses recognized as a result of this transfer.

Certain MBS securities issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at December 31, 2021. The FNMA investments had total amortized cost and fair value of $45.2 billion and $44.6 billion, respectively. The FHLMC investments had total amortized cost and fair value of $46.6 billion and $45.7 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
December 31, 2021 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$290	$8,623	$979	$—	$9,892	$290	$8,532	$973	$—	$9,795
GSE	426	1,062	—	179	1,667	432	1,086	—	180	1,698
Agency MBS - residential	—	1	592	135,293	135,886	—	1	611	133,430	134,042
Agency MBS - commercial	—	8	15	2,905	2,928	—	9	15	2,858	2,882
States and political subdivisions	31	77	117	157	382	31	80	135	174	420
Non-agency MBS	—	—	—	4,305	4,305	—	—	—	4,258	4,258
Other	1	6	—	21	28	1	6	—	21	28
Total AFS securities	$748	$9,777	$1,703	$142,860	$155,088	$754	$9,714	$1,734	$140,921	$153,123
HTM securities:
Agency MBS - residential	$—	$—	$—	$1,494	$1,494	$—	$—	$—	$1,495	$1,495

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2021 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$8,412	$88	$582	$18	$8,994	$106
GSE	104	2	—	—	104	2
Agency MBS - residential	101,262	2,377	2,638	123	103,900	2,500
Agency MBS - commercial	1,749	50	413	14	2,162	64
States and political subdivisions	—	—	22	1	22	1
Non-agency MBS	4,258	47	—	—	4,258	47
Other	6	—	—	—	6	—
Total	$115,791	$2,564	$3,655	$156	$119,446	$2,720

	Less than 12 months		12 months or more		Total
December 31, 2020 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$17	$—	$—	$—	$17	$—
Agency MBS - residential	4,028	21	203	2	4,231	23
Agency MBS - commercial	463	2	4	—	467	2
States and political subdivisions	20	—	32	1	52	1
Other	6	—	—	—	6	—
Total	$4,534	$23	$239	$3	$4,773	$26

At December 31, 2021 and December 31, 2020, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consists of government guaranteed securities for which no loss is expected.
102 Truist Financial Corporation

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Year Ended December 31,
	2021	2020	2019
Gross realized gains	$—	$404	$47
Gross realized losses	—	(2)	(163)
Securities gains (losses), net	$—	$402	$(116)

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured. The past due status of loans that received a deferral under the CARES Act is generally frozen during the deferral period. In certain limited circumstances, accommodation programs result in the delinquency status being reset to current.

	Accruing
December 31, 2021 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$138,225	$130	$13	$394	$138,762
CRE	23,902	20	—	29	23,951
Commercial construction	4,962	2	—	7	4,971
Consumer:
Residential mortgage	46,033	514	1,009	296	47,852
Residential home equity and direct	24,809	107	9	141	25,066
Indirect auto	25,615	607	1	218	26,441
Indirect other	10,811	64	3	5	10,883
Student	5,357	555	868	—	6,780
Credit card	4,735	45	27	—	4,807
Total	$284,449	$2,044	$1,930	$1,090	$289,513
(1)Includes government guaranteed loans of $978 million in the residential mortgage portfolio and $865 million in the student portfolio.

	Accruing
December 31, 2020 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$142,932	$89	$13	$560	$143,594
CRE	26,506	14	—	75	26,595
Commercial construction	6,472	5	—	14	6,491
Consumer:
Residential mortgage	45,333	782	841	316	47,272
Residential home equity and direct	25,751	98	10	205	26,064
Indirect auto	25,498	495	2	155	26,150
Indirect other	11,102	68	2	5	11,177
Student	5,823	618	1,111	—	7,552
Credit card	4,759	51	29	—	4,839
Total	$294,176	$2,220	$2,008	$1,330	$299,734
(1)Includes government guaranteed loans of $787 million in the residential mortgage portfolio and $1.1 billion in the student portfolio.

Truist Financial Corporation 103

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

December 31, 2021 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2021	2020	2019	2018	2017	Prior				Total
Commercial:
Commercial and industrial:
Pass	$35,530	$17,430	$14,105	$8,994	$5,633	$9,424	$43,035	$—	$(169)	$133,982
Special mention	195	221	326	317	46	70	691	—	—	1,866
Substandard	352	356	395	197	91	335	794	—	—	2,520
Nonperforming	50	19	49	42	16	34	184	—	—	394
Total	36,127	18,026	14,875	9,550	5,786	9,863	44,704	—	(169)	138,762
CRE:
Pass	4,836	2,946	5,109	3,201	1,774	2,131	762	—	(61)	20,698
Special mention	13	118	483	247	44	83	—	—	—	988
Substandard	321	264	523	528	321	279	—	—	—	2,236
Nonperforming	1	1	11	—	9	7	—	—	—	29
Total	5,171	3,329	6,126	3,976	2,148	2,500	762	—	(61)	23,951
Commercial construction:
Pass	1,113	1,179	1,259	419	44	95	558	—	12	4,679
Special mention	—	14	72	50	—	—	—	—	—	136
Substandard	7	13	45	67	17	—	—	—	—	149
Nonperforming	—	—	1	—	5	—	—	—	1	7
Total	1,120	1,206	1,377	536	66	95	558	—	13	4,971
Consumer:
Residential mortgage:
Current	$17,271	$6,798	$3,642	$1,753	$2,237	$14,240	$—	$—	$92	$46,033
30 - 89 days past due	58	31	32	40	31	322	—	—	—	514
90 days or more past due	3	44	91	133	95	643	—	—	—	1,009
Nonperforming	1	5	18	27	20	226	—	—	(1)	296
Total	17,333	6,878	3,783	1,953	2,383	15,431	—	—	91	47,852
Residential home equity and direct:
Current	4,962	2,630	1,717	691	189	425	10,757	3,388	50	24,809
30 - 89 days past due	8	8	10	3	1	3	53	21	—	107
90 days or more past due	—	—	—	—	—	—	5	4	—	9
Nonperforming	2	3	4	1	—	7	48	75	1	141
Total	4,972	2,641	1,731	695	190	435	10,863	3,488	51	25,066
Indirect auto:
Current	10,699	6,691	4,293	2,158	1,081	504	—	—	189	25,615
30 - 89 days past due	119	138	145	97	56	52	—	—	—	607
90 days or more past due	—	—	—	—	—	1	—	—	—	1
Nonperforming	28	48	61	41	21	19	—	—	—	218
Total	10,846	6,877	4,499	2,296	1,158	576	—	—	189	26,441
Indirect other:
Current	4,333	2,724	1,638	937	455	691	—	—	33	10,811
30 - 89 days past due	14	15	15	12	4	4	—	—	—	64
90 days or more past due	1	1	1	—	—	—	—	—	—	3
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,349	2,741	1,655	949	459	697	—	—	33	10,883
Student:
Current	—	21	88	73	61	5,122	—	—	(8)	5,357
30 - 89 days past due	—	—	1	1	1	552	—	—	—	555
90 days or more past due	—	—	—	—	1	867	—	—	—	868
Total	—	21	89	74	63	6,541	—	—	(8)	6,780
Credit card:
Current							4,711	24	—	4,735
30 - 89 days past due							43	2	—	45
90 days or more past due							26	1	—	27
Total	—	—	—	—	—	—	4,780	27	—	4,807
Total	$79,918	$41,719	$34,135	$20,029	$12,253	$36,138	$61,667	$3,515	$139	$289,513

104 Truist Financial Corporation

December 31, 2020 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2020	2019	2018	2017	2016	Prior				Total
Commercial:
Commercial and industrial:
Pass	$36,235	$20,020	$14,087	$8,459	$5,415	$9,648	$42,780	$231	$(552)	$136,323
Special mention	472	473	363	103	120	164	1,808	5	(1)	3,507
Substandard	461	479	342	125	147	287	1,353	12	(2)	3,204
Nonperforming	40	97	51	38	29	66	233	4	2	560
Total	37,208	21,069	14,843	8,725	5,711	10,165	46,174	252	(553)	143,594
CRE:
Pass	4,563	6,600	4,427	2,752	1,473	2,096	617	—	(69)	22,459
Special mention	171	599	585	116	77	141	—	—	—	1,689
Substandard	410	776	438	281	182	280	5	—	—	2,372
Nonperforming	1	15	1	9	6	43	—	—	—	75
Total	5,145	7,990	5,451	3,158	1,738	2,560	622	—	(69)	26,595
Commercial construction:
Pass	1,052	2,141	1,889	232	27	110	534	—	2	5,987
Special mention	—	108	64	1	—	—	2	—	—	175
Substandard	70	106	73	59	6	1	—	—	—	315
Nonperforming	1	3	—	7	—	—	—	3	—	14
Total	1,123	2,358	2,026	299	33	111	536	3	2	6,491
Consumer:
Residential mortgage:
Current	8,141	6,586	3,569	4,235	5,252	17,386	—	—	164	45,333
30 - 89 days past due	34	69	68	59	74	478	—	—	—	782
90 or more days past due	22	74	98	80	98	469	—	—	—	841
Nonperforming	3	13	16	13	14	257	—	—	—	316
Total	8,200	6,742	3,751	4,387	5,438	18,590	—	—	164	47,272
Residential home equity and direct:
Current	4,507	3,109	1,408	479	213	554	13,843	1,591	47	25,751
30 - 89 days past due	6	16	7	2	1	3	38	25	—	98
90 days or more past due	—	1	1	—	—	—	5	3	—	10
Nonperforming	1	4	2	1	1	7	87	101	1	205
Total	4,514	3,130	1,418	482	215	564	13,973	1,720	48	26,064
Indirect auto:
Current	10,198	7,283	3,898	2,327	1,178	467	—	—	147	25,498
30 - 89 days past due	72	153	117	74	42	37	—	—	—	495
90 days or more past due	—	—	—	—	—	2	—	—	—	2
Nonperforming	13	50	44	27	15	12	—	—	(6)	155
Total	10,283	7,486	4,059	2,428	1,235	518	—	—	141	26,150
Indirect other:
Current	4,419	2,998	1,687	818	428	713	—	—	39	11,102
30 - 89 days past due	14	20	18	8	3	5	—	—	—	68
90 days or more past due	—	1	1	—	—	—	—	—	—	2
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,434	3,020	1,707	826	431	720	—	—	39	11,177
Student:
Current	22	110	93	80	63	5,460	—	—	(5)	5,823
30 - 89 days past due	—	—	1	1	1	615	—	—	—	618
90 days or more past due	—	—	1	—	—	1,110	—	—	—	1,111
Total	22	110	95	81	64	7,185	—	—	(5)	7,552
Credit card:
Current							4,727	32	—	4,759
30 - 89 days past due							48	3	—	51
90 days or more past due							27	2	—	29
Total	—	—	—	—	—	—	4,802	37	—	4,839
Total	$70,929	$51,905	$33,350	$20,386	$14,865	$40,413	$66,107	$2,012	$(233)	$299,734
(1)Includes certain deferred fees and costs, unapplied payments, and other adjustments.
Truist Financial Corporation 105

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2019	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Dec 31, 2019
Commercial:
Commercial and industrial	$557	$(101)	$26	$88	$—	$570
CRE	142	(33)	5	36	—	150
Commercial construction	48	—	3	1	—	52
Consumer:
Residential mortgage	232	(21)	2	(37)	—	176
Residential home equity and direct	104	(93)	30	66	—	107
Indirect auto	298	(370)	52	324	—	304
Indirect other	58	(62)	17	47	—	60
Credit card	110	(109)	20	101	—	122
PCI	9	—	—	(1)	—	8
ALLL	1,558	(789)	155	625	—	1,549
RUFC	93	—	—	(10)	257	340
ACL	$1,651	$(789)	$155	$615	$257	$1,889

(Dollars in millions)	Balance at Jan 1, 2020	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Dec 31, 2020
Commercial:
Commercial and industrial	$570	$(412)	$96	$952	$998	$2,204
CRE	150	(78)	5	414	82	573
Commercial construction	52	(30)	11	32	16	81
Consumer:
Residential mortgage	176	(56)	10	(27)	265	368
Residential home equity and direct	107	(231)	66	318	454	714
Indirect auto	304	(378)	87	367	818	1,198
Indirect other	60	(60)	23	35	150	208
Student	—	(23)	1	23	129	130
Credit card	122	(182)	32	212	175	359
PCI	8	—	—	—	(8)	—
ALLL	1,549	(1,450)	331	2,326	3,079	5,835
RUFC	340	—	—	9	15	364
ACL	$1,889	$(1,450)	$331	$2,335	$3,094	$6,199

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Dec 31, 2021
Commercial:
Commercial and industrial	$2,204	$(243)	$107	$(642)	$—	$1,426
CRE	573	(10)	6	(219)	—	350
Commercial construction	81	(2)	4	(31)	—	52
Consumer:
Residential mortgage	368	(23)	12	(49)	—	308
Residential home equity and direct	714	(214)	79	36	—	615
Indirect auto	1,198	(336)	92	68	—	1,022
Indirect other	208	(57)	24	20	—	195
Student	130	(24)	1	4	6	117
Credit card	359	(150)	37	104	—	350
ALLL	5,835	(1,059)	362	(709)	6	4,435
RUFC	364	—	—	(104)	—	260
ACL	$6,199	$(1,059)	$362	$(813)	$6	$4,695
(1)Includes the amounts assumed in the Merger, adoption of CECL, the ALLL for PCD acquisitions, and other activity.

The commercial ALLL decreased $1.0 billion for the year ended December 31, 2021. The decrease reflects an improving economic outlook and lower loan balances.

The consumer ALLL decreased $361 million for the year ended December 31, 2021. The decrease reflects an improving economic outlook and lower loan balances primarily in the home equity and direct portfolio.

The RUFC decreased $104 million for the year ended December 31, 2021. The decreases reflect an improving economic outlook.
106 Truist Financial Corporation

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

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the December 31, 2021 ACL. The primary economic forecast shaping the ACL estimate at December 31, 2021 included GDP growth starting in the mid-high single digits declining to the low single digits by the end of 2022, and an improving unemployment rate starting in the mid-single digits and improving through the end of the reasonable and supportable period.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The December 31, 2021 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” for additional information.

PCD Loan Activity

For PCD loans, the initial estimate of expected credit losses is recognized in the ALLL on the date of acquisition using the same methodology as other loans held for investment. The following table provides a summary of purchased student loans with credit deterioration at acquisition:

Year Ended December 31, (Dollars in millions)
Par value	$424
ALLL at acquisition	(6)
Non-credit premium (discount)	3
Purchase price	$421

NPAs

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was immaterial for the year ended December 31, 2021 and 2020, respectively.

	2021		2020
	Recorded Investment		Recorded Investment
December 31, (Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$125	$269	$82	$478
CRE	12	17	63	12
Commercial construction	—	7	—	14
Consumer:
Residential mortgage	4	292	4	312
Residential home equity and direct	3	138	2	203
Indirect auto	1	217	1	154
Indirect other	—	5	—	5
Total	$145	$945	$152	$1,178

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure.

December 31, (Dollars in millions)	2021	2020
Nonperforming loans and leases HFI	$1,090	$1,330
Nonperforming LHFS	22	5
Foreclosed real estate	8	20
Other foreclosed property	43	32
Total nonperforming assets	$1,163	$1,387

Residential mortgage loans in the process of foreclosure	$135	$140

Truist Financial Corporation 107

TDRs

The following table presents a summary of TDRs:

December 31, (Dollars in millions)	2021	2020
Performing TDRs:
Commercial:
Commercial and industrial	$147	$138
CRE	5	47
Consumer:
Residential mortgage	692	648
Residential home equity and direct	98	88
Indirect auto	389	392
Indirect other	7	6
Student	25	5
Credit card	27	37
Total performing TDRs	1,390	1,361
Nonperforming TDRs	152	164
Total TDRs	$1,542	$1,525
ALLL attributable to TDRs	$102	$132

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

	As of / For the Year Ended December 31, 2021
(Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial	$35	$130	$193	$17
Consumer	284	312	606	36
Credit card	11	—	12	5
Re-modification of previously designated TDRs	61	38

	As of / For the Year Ended December 31, 2020
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$89	$176	$290	$24
Consumer	543	240	797	49
Credit card	29	—	28	10
Re-modification of previously designated TDRs	41	22

	As of / For the Year Ended December 31, 2019
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$93	$12	$101	$15
Consumer	445	38	493	64
Credit card	24	—	18	9
Re-modification of previously designated TDRs	53	23
Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented. The amount of modified loans that were classified as TDRs during the previous 12 months and experienced a payment default for year ended December 31, 2021, 2020, and 2019 was immaterial. Payment default is defined as movement of the TDR to nonperforming status, foreclosure, or charge-off, whichever occurs first.

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

December 31, (Dollars in millions)	2021	2020
Unearned income, discounts, and net deferred loan fees and costs	$849	$2,219

108 Truist Financial Corporation

NOTE 6. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

December 31, (Dollars in millions)	Estimated Useful Life
				2021	2020
Land and land improvements	Indefinite			$863	$968
Buildings and building improvements	40 years			2,602	2,724
Furniture and equipment	3	-	15	1,656	1,509
Leasehold improvements				910	978
Construction in progress				247	179
Finance leases				35	72
Total				6,313	6,430
Less: Accumulated depreciation				(2,613)	(2,560)
Net premises and equipment				$3,700	$3,870

NOTE 7. Goodwill and Other Intangible Assets

The Company performed a quantitative goodwill impairment test for its CB&W, C&CB, and IH reporting units as of October 1, 2021. Based on the results of the impairment analyses, the Company concluded that the fair values of the reporting units exceed their respective carrying values; therefore, there was no goodwill impairment. The Company monitored events and circumstances during the fourth quarter of 2021, concluding that it was not more likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2021. Refer to “Note 1. Basis of Presentation” for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2021 primarily reflects the acquisitions of Service Finance, LLC and Constellation Affiliated Partners. Adjustments for 2020 include measurement period adjustments to the fair value of acquired assets and liabilities and the reallocation of net assets to the underlying reporting units. Refer to "Note 2. Business Combinations" for additional information on the acquisitions and “Note 21. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2020	$14,040	$8,125	$1,989	$24,154
Mergers and acquisitions	—	—	450	450
Adjustments and other	1,801	(1,958)	—	(157)
Goodwill, December 31, 2020	15,841	6,167	2,439	24,447
Mergers and acquisitions	1,168	—	556	1,724
Adjustments and other	(139)	(18)	84	(73)
Goodwill, December 31, 2021	$16,870	$6,149	$3,079	$26,098

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	2021			2020
December 31, (Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,563	$(1,190)	$1,373	$2,600	$(852)	$1,748
Other, primarily client relationship intangibles	3,116	(1,081)	2,035	2,217	(981)	1,236
Total	$5,679	$(2,271)	$3,408	$4,817	$(1,833)	$2,984

The following table presents the estimated amortization expense of identifiable intangibles as of December 31, 2021 for the next five years and thereafter:

(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter
Estimated amortization expense	$528	$453	$396	$342	$295	$1,366

Truist Financial Corporation 109

NOTE 8. Loan Servicing

The Company acquires servicing rights, and retains servicing rights related to certain of its sales or securitizations of residential mortgages, commercial mortgage, and other consumer loans. Servicing rights are capitalized by the Company as Loan servicing rights on the Consolidated Balance Sheets. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees, late fees, net of curtailment costs, and other ancillary fees.

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

December 31, (Dollars in millions)	2021	2020	2019
UPB of residential mortgage loan servicing portfolio	$246,727	$239,034	$279,558
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	196,011	188,341	219,347
Mortgage loans sold with recourse	244	328	371
Maximum recourse exposure from mortgage loans sold with recourse liability	155	201	212
Indemnification, recourse and repurchase reserves	74	93	44

As of / For the Year Ended December 31, (Dollars in millions)	2021	2020	2019
UPB of residential mortgage loans sold from LHFS	$40,949	$48,366	$16,646
Pre-tax gains recognized on mortgage loans sold and held for sale	446	1,034	122
Servicing fees recognized from mortgage loans serviced for others	592	630	265
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.31%	0.32%	0.31%
Weighted average interest rate on mortgage loans serviced for others	3.44	3.84	4.04

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Year Ended December 31, (Dollars in millions)	2021	2020	2019
Residential MSRs, carrying value, January 1	$1,778	$2,371	957
Acquired / Merger	355	—	1,506
Additions	640	653	171
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(2)	(572)	(131)
OAS	227	75	32
Realization of expected net servicing cash flows, passage of time and other	(693)	(749)	(164)
Residential MSRs, carrying value, December 31	$2,305	$1,778	$2,371

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	2021			2020
December 31, (Dollars in millions)	Range		Weighted Average	Range		Weighted Average
	Min	Max		Min	Max
Prepayment speed	11.4%	15.3%	13.8%	12.8%	30.8%	15.4%
Effect on fair value of a 10% increase			$(113)			$(89)
Effect on fair value of a 20% increase			(216)			(171)
OAS	1.5%	10.7%	4.2%	3.5%	13.7%	7.3%
Effect on fair value of a 10% increase			$(37)			$(45)
Effect on fair value of a 20% increase			(73)			(88)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.3%			98.8%
Adjustable-rate residential mortgage loans			0.7			1.2
Total			100.0%			100.0%
Weighted average life			5.2 years			4.8 years

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in one assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change. See “Note 18. Fair Value Disclosures” for additional information on the valuation techniques used.

110 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

December 31, (Dollars in millions)	2021	2020
UPB of CRE mortgages serviced for others	$37,960	$36,670
CRE mortgages serviced for others covered by recourse provisions	10,243	9,019
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,958	2,624
Recorded reserves related to recourse exposure	16	18
CRE mortgages originated during the year-to-date period	9,380	6,739
Commercial MSRs at fair value	280	245

Other Servicing Activities

As of December 31, 2021, the Company had $48 million of other loan servicing rights at fair value. This portfolio relates to the acquisition of Service Finance, LLC.

NOTE 9. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	2021		2020
December 31, (Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,168	$22	$1,333	$36
Maturities of lease liabilities:
2022	$302	$5
2023	311	5
2024	265	5
2025	225	4
2026	184	3
Thereafter	428	7
Total lease payments	1,715	29	$2,079	$47
Less: imputed interest	115	3	183	5
Total lease liabilities	$1,600	$26	$1,896	$42
Weighted average remaining term	6.6 years	6.4 years	6.9 years	6.3 years
Weighted average discount rate	2.3%	3.5%	2.4%	4.8%

Year Ended December 31, (Dollars in millions)	2021	2020	2019
Operating lease costs	$319	$360	$209

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

December 31, (Dollars in millions)	2021	2020
Assets held under operating leases (1)	$2,110	$2,144
Accumulated depreciation	(539)	(517)
Net	$1,571	$1,627
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $7.3 billion at December 31, 2021 and $6.5 billion December 31, 2020.
Truist Financial Corporation 111

NOTE 10. Deposits

The composition of deposits is presented in the following table:

December 31, (Dollars in millions)	2021	2020
Noninterest-bearing deposits	$145,892	$127,629
Interest-bearing deposits:
Interest checking	115,754	105,269
Money market and savings	138,956	126,238
Time deposits	15,886	21,941
Total deposits	$416,488	$381,077
Time deposits greater than $250,000	$2,187	$3,296

The following table presents time deposit maturities:

(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter
Future time deposit maturities	$13,260	$1,577	$491	$298	$217	$43

NOTE 11. Borrowings

The following table presents a summary of short-term borrowings:

December 31, (Dollars in millions)	2021	2020
Federal funds purchased	$—	$79
Securities sold under agreements to repurchase	2,435	1,221
FHLB advances	—	2,649
Collateral in excess of derivative exposures	318	385
Master notes	808	621
Securities sold short	1,731	1,115
Other short-term borrowings	—	22
Total short-term borrowings	$5,292	$6,092

The following table presents a summary of long-term debt:

	2021							2020
December 31, (Dollars in millions)				Stated Rate		Effective Rate (1)	Carrying Amount	Carrying Amount
	Maturity			Min	Max
Truist Financial Corporation:
Fixed rate senior notes	2022	to	2030	0.45%	6.00%	2.32%	$14,269	$15,984
Floating rate senior notes	2022		2022	0.78	0.78	0.78	350	900
Fixed rate subordinated notes (2)	2022		2029	3.88	6.00	3.78	1,254	1,283
Capital notes (2)	2027		2028	0.82	1.11	1.64	620	615
Structured notes (3)	2023		2023				11	108
Truist Bank:
Fixed rate senior notes	2022		2025	0.25	4.05	1.78	10,794	11,907
Floating rate senior notes	2022		2023	0.75	0.78	0.66	1,150	1,567
Fixed rate subordinated notes (2)	2025		2030	2.25	3.80	3.02	5,043	5,142
FHLB advances	2023		2034	—	5.36	5.34	863	878
Other long-term debt (4)							1,263	1,014
Nonbank subsidiaries:
Other long-term debt (5)							296	199
Total long-term debt							$35,913	$39,597
(1)Includes the impact of debt issuance costs and purchase accounting, and excludes hedge accounting impacts.
(2)Subordinated and capital notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)Consist of notes with various terms that include fixed or floating rate interest or returns that are linked to an equity index.
(4)Includes debt associated with finance leases, tax credit investments, and other.
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
112 Truist Financial Corporation

The following table presents future debt maturities:

(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter
Future debt maturities (1)	$6,360	$5,096	$6,508	$6,756	$2,717	$8,479
(1)Amounts include imputed interest of $3 million related to finance leases.

NOTE 12. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

Year Ended December 31,	2021	2020	2019
Cash dividends declared per share	$1.86	$1.80	$1.71

Share Repurchase Activity

The Board of Directors had previously authorized the repurchase of up to $4.2 billion of the Company’s common stock through September 30, 2022. For the year ended December 31, 2021, the Company repurchased $1.6 billion of common stock, which represented 27.6 million shares. Repurchased shares revert to the status of authorized and unissued shares. At December 31, 2021, Truist had remaining authorization to repurchase $2.6 billion of common stock under the Board approved repurchase plan. The amount of share repurchases is dependent on capital deployment through organic growth and acquisitions, giving consideration to economic and regulatory conditions.

Preferred Stock

Dividends on the preferred stock are non-cumulative and payable when declared by the Company’s Board or a duly authorized committee of the Board. The Company issued depositary shares, each of which represents a fractional ownership interest in a share of the Company’s preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole or in part after the earliest redemption date at the liquidation preference plus declared and unpaid dividends. Prior to the redemption date, the Company has the option to redeem in whole, but not in part, upon the occurrence of a regulatory capital treatment event.

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2021:

Preferred Stock Issue (Dollars in millions)	Issuance Date		Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate		Dividend Payments
Series I	12/6/2019	(1)	12/15/2024	$173	$168	4.000%	(2)	Quarterly
Series J	12/6/2019	(1)	12/15/2024	103	92	4.000	(3)	Quarterly
Series L	12/6/2019	(1)	12/15/2024	750	766	5.050	(4)	Semi-annually	(9)
Series M	12/6/2019	(1)	12/15/2027	500	516	5.125	(5)	Semi-annually	(10)
Series N	7/29/2019		9/1/2024	1,700	1,683	4.800	(6)	Semi-annually
Series O	5/27/2020		6/1/2025	575	559	5.250		Quarterly
Series P	6/1/2020		12/1/2025	1,000	992	4.950	(7)	Semi-annually
Series Q	6/19/2020		9/1/2030	1,000	992	5.100	(8)	Semi-annually
Series R	8/3/2020		9/1/2025	925	905	4.750		Quarterly
Total				$6,726	$6,673
(1)Converted security from previously issued SunTrust preferred stock. Each outstanding share of SunTrust perpetual preferred stock was converted into the right to receive one share of an applicable newly issued series of Truist preferred stock having substantially the same terms as such share of SunTrust preferred stock.
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
Truist Financial Corporation 113

Issuances

During 2020, Truist issued a total of $3.5 billion in series O, series P, series Q, and series R preferred stock to further strengthen its capital position. During 2019, the Company issued $1.7 billion of series N non-cumulative perpetual preferred stock.

Upon closing of the Merger, the Company issued series I, J, K, L and M non-cumulative perpetual preferred stock with a total par and fair value of $2.0 billion on the Merger closing date. Refer to the table above for additional details regarding the preferred shares and dividends for additional information related to the Merger.

Redemptions

During 2021, the Company redeemed all 18,000 outstanding shares of its perpetual preferred stock series F and the corresponding depositary shares representing fractional interests in such series for $450 million, all 20,000 outstanding shares of its perpetual preferred stock series G and the corresponding depositary shares representing fractional interests in such series for $500 million, and all 18,600 outstanding shares of its perpetual preferred stock series H and the corresponding depositary shares representing fractional interests in such series for $465 million.

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

Noncontrolling Interest

During 2021, an indirect subsidiary of Truist Bank redeemed all 1,000 outstanding shares of its Series B Non-Cumulative Exchangeable Preferred Stock for $100 million. Regular dividends were paid separately.

114 Truist Financial Corporation

NOTE 13. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges and AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	Other, net	Total
AOCI balance, January 1, 2019	$(1,164)	$(31)	$(500)	$(20)	$(1,715)
OCI before reclassifications, net of tax	(42)	(89)	790	18	677
Amounts reclassified from AOCI:
Before tax	111	25	119	1	256
Tax effect	27	6	29	—	62
Amounts reclassified, net of tax	84	19	90	1	194
Total OCI, net of tax	42	(70)	880	19	871
AOCI balance, December 31, 2019	(1,122)	(101)	380	(1)	(844)
OCI before reclassifications, net of tax	190	1	1,298	2	1,491
Amounts reclassified from AOCI:
Before tax	75	48	(32)	—	91
Tax effect	18	12	(8)	—	22
Amounts reclassified, net of tax	57	36	(24)	—	69
Total OCI, net of tax	247	37	1,274	2	1,560
AOCI balance, December 31, 2020	(875)	(64)	1,654	1	716
OCI before reclassifications, net of tax	767	—	(3,459)	—	(2,692)
Amounts reclassified from AOCI:
Before tax	29	72	384	—	485
Tax effect	7	17	89	—	113
Amounts reclassified, net of tax	22	55	295	—	372
Total OCI, net of tax	789	55	(3,164)	—	(2,320)
AOCI balance, December 31, 2021	$(86)	$(9)	$(1,510)	$1	$(1,604)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income
Truist Financial Corporation 115

NOTE 14. Income Taxes
The components of the income tax provision are as follows:

Year Ended December 31, (Dollars in millions)	2021	2020	2019
Current expense:
Federal	$1,113	$979	$357
State	91	155	97
Total current expense	1,204	1,134	454
Deferred expense:
Federal	235	(131)	290
State	117	(22)	38
Total deferred expense	352	(153)	328
Provision for income taxes	$1,556	$981	$782

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company’s actual provision for income taxes and actual effective tax rate is presented in the following table:

	2021		2020		2019
Year Ended December 31, (Dollars in millions)	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes
Federal income taxes at statutory rate	$1,679	21.0%	$1,149	21.0%	$844	21.0%
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	164	2.1	105	1.9	107	2.7
Income tax credits, net of amortization	(195)	(2.4)	(178)	(3.3)	(86)	(2.1)
Tax-exempt interest	(86)	(1.1)	(99)	(1.8)	(69)	(1.8)
Other, net	(6)	(0.1)	4	0.1	(14)	(0.3)
Provision for income taxes	$1,556	19.5	$981	17.9	$782	19.5

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

December 31, (Dollars in millions)	2021	2020
DTAs:
ALLL	$1,033	$1,376
Employee compensation and benefits	819	698
Net unrealized losses in AOCI	488	—
Operating lease liability	389	469
Accruals and reserves	245	305
Federal and state NOLs and other carryforwards	113	149
Loans	53	369
Other	59	57
Total gross DTAs	3,199	3,423
Valuation allowance	(105)	(123)
Total DTAs net of valuation allowance	3,094	3,300
DTLs:
Pension	1,416	1,299
Goodwill and other intangible assets	630	688
Equipment and auto leasing	465	599
MSRs	360	459
ROU assets	280	327
Net unrealized gains in AOCI	—	222
Other	173	279
Total DTLs	3,324	3,873
Net DTL	$(230)	$(573)

The DTAs include Federal and state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2022 to 2041. The Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $105 million and $123 million at December 31, 2021 and 2020, respectively.
116 Truist Financial Corporation

The following table provides a rollforward of the Company’s gross federal and state UTBs, excluding interest and penalties:

December 31, (Dollars in millions)	2021	2020
Balance, January 1	$133	$127
Increases in UTBs related to prior years	3	4
Decreases in UTBs related to prior years	(16)	(1)
Increases in UTBs related to the current year	8	18
Decreases in UTBs related to settlements	(14)	(13)
Decreases in UTBs related to lapse of the applicable statues of limitations	(10)	(2)
Balance, December 31	$104	$133

The amount of UTBs that would favorably affect the Company’s effective tax rate, if recognized, was $72 million and $100 million at December 31, 2021 and 2020, respectively. Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statement of Income. The Company had a gross liability of $9 million and $12 million for interest and penalties related to its UTBs at December 31, 2021 and 2020, respectively. The amount of gross expense related to interest and penalties on UTBs was immaterial.

The Company files U.S. federal, state, and local income tax returns. The Company’s federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2017. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2015. It is reasonably possible that the liability for unrecognized tax benefits could decrease by as much as $30 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

Truist Financial Corporation 117

NOTE 15. Benefit Plans

Defined Benefit Retirement Plans

Truist provides defined benefit retirement plans qualified under the IRC. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment. In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the IRC. Although technically unfunded plans, Rabbi Trusts and insurance policies on the lives of certain of the covered employees are available to finance future benefits.

The Company’s defined benefit plans obtained through the Merger were combined during 2020.

The following tables present a summary of the qualified and nonqualified defined benefit pension plans. On the Consolidated Balance Sheets, the qualified pension plan net asset is recorded as a component of Other assets and the nonqualified pension plans net liability is recorded as a component of Other liabilities. The data is calculated using an actuarial measurement date of December 31.

Year Ended December 31, (Dollars in millions)	Location	2021	2020	2019
Net periodic pension cost:
Service cost	Personnel expense	$612	$518	$214
Interest cost	Other expense	319	313	233
Estimated return on plan assets	Other expense	(998)	(866)	(480)
Net amortization and other	Other expense	35	76	111
Net periodic benefit cost (income)		(32)	41	78
Pre-tax amounts recognized in OCI:
Net actuarial loss (gain)		(1,012)	(244)	34
Net amortization		(35)	(77)	(110)
Net amount recognized in OCI		(1,047)	(321)	(76)
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax		$(1,079)	$(280)	$2
Weighted average assumptions used to determine net periodic pension cost:
Discount rate		2.94%	3.45%	4.43%
Expected long-term rate of return on plan assets		6.70	6.90	7.00
Assumed long-term rate of annual compensation increases		4.50	4.50	4.50
Weighted average assumptions used to determine net periodic pension cost for SunTrust plans prior to being combined:
Discount rate		NA	NA	3.22%
Expected long-term rate of return on plan assets		NA	NA	6.90

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Truist considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in the Company’s Investment Policy Statement. For 2022, the expected rate of return on plan assets is 6.5%.

Activity in the projected benefit obligation is presented in the following table:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2021	2020	2021	2020
Projected benefit obligation, January 1	$10,277	$8,819	$661	$557
Service cost	573	479	39	39
Interest cost	300	294	20	19
Actuarial (gain) loss	(371)	985	40	68
Benefits paid	(318)	(300)	(20)	(22)
Projected benefit obligation, December 31	$10,461	$10,277	$740	$661
Accumulated benefit obligation, December 31	$9,231	$9,044	$578	$503
Weighted average assumptions used to determine projected benefit obligations:
Weighted average assumed discount rate	3.18%	2.94%	3.18%	2.94%
Assumed rate of annual compensation increases (1)	4.50	3.50	4.50	3.50
(1)The 2020 projected benefit obligation assumed a rate for qualified and nonqualified plans of 3.50% in 2021 and 4.50% thereafter.
118 Truist Financial Corporation

For the qualified plan, the 2021 actuarial gains are primarily due to an increase in the assumed discount rate, net of the impact of actual plan experience, while the 2020 actuarial losses are primarily due to a decrease in the assumed discount rate, certain mortality updates, and the impact of actual plan experience. For the nonqualified plans, the 2021 loss is primarily due to the impact of actual plan experience, net of the increase in assumed discount rate. The 2020 actuarial loss was due to a decrease in the assumed discount rate and the impact of plan experience.

Activity in plan assets is presented in the following table:

Year Ended December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2021	2020	2021	2020
Fair value of plan assets, January 1	$14,635	$12,398	$—	$—
Actual return on plan assets	1,679	2,164	—	—
Employer contributions	403	373	20	22
Benefits paid	(318)	(300)	(20)	(22)
Fair value of plan assets, December 31	$16,399	$14,635	$—	$—
Funded status, December 31	$5,938	$4,358	$(740)	$(661)

The following are the pre-tax amounts recognized in AOCI:

December 31, (Dollars in millions)	Qualified Plan		Nonqualified Plans
	2021	2020	2021	2020
Prior service credit (cost)	$(65)	$(90)	$58	$77
Net actuarial gain (loss)	194	(858)	(274)	(263)
Net amount recognized	$129	$(948)	$(216)	$(186)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2022:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
Net actuarial loss	$—	$(29)
Prior service credit (cost)	(25)	19
Net amount expected to be amortized	$(25)	$(10)

Truist makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Truist made discretionary contributions of $351 million during the first quarter of 2022. Management may make additional contributions in 2022. For the nonqualified plans, employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2022	$391	$25
2023	355	33
2024	364	28
2025	381	30
2026	398	32
2027-2031	2,270	182

The Company’s primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the ERISA. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle, and can assume an above-average level of risk, as measured by the standard deviation of annual return. The investments are broadly diversified among economic sector, industry, quality, and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

Truist Financial Corporation 119

Truist periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. During 2021, Truist revised its target allocation to decrease the allocation to equity securities and increase the allocation to fixed income securities based on consideration of the plan’s long term investment objectives and funding status. Truist has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The following table presents the fair values of the qualified pension plan assets by asset category:

December 31, (Dollars in millions)	Target Allocation		2021			2020
	Min	Max	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents			$212	$212	$—	$290	$290	$—
U.S. equity securities (1)	23%	33%	5,452	2,744	2,708	6,424	3,368	3,056
International equity securities	7	17	2,378	260	2,118	2,281	360	1,921
Fixed income securities	45	55	7,782	—	7,782	5,357	—	5,357
Total			$15,824	$3,216	$12,608	$14,352	$4,018	$10,334
(1)The plan may hold up to 10% of its assets in Truist common stock.

International equity securities include certain pooled investment vehicles, such as a common/commingled fund, which consist of assets from several investors, pooled together, to reduce management and administration costs. At December 31, 2021 and 2020, investments totaling $513 million and $280 million, respectively, have been excluded from the table above as valued based on net asset value as a practical expedient. Certain collective investment trusts and similar pooled investment vehicles in the table above have been reclassified as level 2 as these investments have readily determinable fair values, with net asset value made available to the plan daily or monthly as the basis for current transactions. Prior periods were revised consistent with the current presentation.

Defined Contribution Plans

Truist offers a 401(k) Savings Plan and other defined contribution plans that permit teammates to contribute up to 50% of cash compensation. For full-time teammates who are 21 years of age or older with one year or more of service, Truist makes matching contributions of up to 6% of the employee's compensation. The Company’s contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $272 million, $272 million and $152 million for the years ended December 31, 2021, 2020 and 2019, respectively. Certain teammates of subsidiaries participate in the 401(k) Savings Plan with different matching formulas. The Company’s defined contribution plans obtained through the Merger were combined during 2020.

Equity-Based Compensation Plans

At December 31, 2021, RSAs, RSUs, and PSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining teammates, directors, and independent contractors and to align the interests of eligible participants with those of Truist and its shareholders.

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

The following table provides a summary of the equity-based compensation plans:

December 31, 2021
Shares available for future grants (in thousands)	13,146
Vesting period, minimum	1.0 year
Vesting period, maximum	5.0 years

The following table presents a summary of selected data related to equity-based compensation costs:

As of / For the Year Ended December 31, (Dollars in millions)	2021	2020	2019
Equity-based compensation expense	$320	$353	$165
Income tax benefit from equity-based compensation expense	75	84	38
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	474	412	216
Grant date fair value of equity-based awards that vested during the year	395	420	134
Unrecognized compensation cost related to equity-based awards	254	234	274
Weighted-average life over which compensation cost is expected to be recognized	2.5 years	2.3 years	2.3 years

120 Truist Financial Corporation

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2021	18,088	$47.93
Granted	7,556	53.12
Vested	(7,554)	52.36
Forfeited	(1,029)	51.41
Nonvested at December 31, 2021	17,061	50.01

Other Benefits

There are various other employment contracts, deferred compensation arrangements and non-compete covenants with selected members of management and certain retirees. These plans and their obligations are not material to the financial statements.

NOTE 16. Commitments and Contingencies

Truist utilizes a variety of financial instruments to mitigate exposure to risks and meet the financing needs and provide investment opportunities for clients. These financial instruments include commitments to extend credit, letters of credit and financial guarantees, derivatives, and other investments. Truist also has commitments to fund certain affordable housing investments and contingent liabilities related to certain sold loans.

Tax Credit and Certain Equity Investments

The Company invests in certain affordable housing projects throughout its market area as a means of supporting local communities. Truist receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. Truist typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. Truist's maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, exclusive of any potential tax recapture associated with the investments. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured.

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

The following table summarizes certain tax credit and certain equity investments:

December 31, (Dollars in millions)	Balance Sheet Location	2021	2020
Investments in affordable housing projects:
Carrying amount	Other assets	$4,107	$3,823
Amount of future funding commitments included in carrying amount	Other liabilities	1,285	1,057
Lending exposure	NA	763	546
Renewable energy investments:
Carrying amount	Other assets	257	167
Amount of future funding commitments not included in carrying amount	NA	71	76
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,822	1,574
Amount of future funding commitments not included in carrying amount	NA	411	471

Truist Financial Corporation 121

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity:

Year Ended December 31, (Dollars in millions)	Income Statement Location	2021	2020	2019
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$477	$454	$284
Other community development investments	Provision for income taxes	103	96	39
Renewable energy investments	NA (1)	157	159	—
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$472	$455	$279
Other community development investments	Other noninterest income	86	81	28
Renewable energy investments	Other noninterest income	4	4	4
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

Commitments to extend, originate, or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow Truist to cancel the commitment due to deterioration in the borrowers' creditworthiness. The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of guarantees and letters of credit are estimated based on the counterparties' creditworthiness and average default rates for loan products with similar risks. Consumer lending and revolving credit commitments have an immaterial fair value as Truist typically has the unconditional ability to cancel such commitments. Refer to "Note 18. Fair Value Disclosures" for additional disclosures on the RUFC.

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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

December 31, (Dollars in millions)	2021	2020
Commitments to extend, originate, or purchase credit	$198,658	$186,731
Residential mortgage loans sold with recourse	244	328
CRE mortgages serviced for others covered by recourse provisions	10,243	9,019
Other loans serviced for others covered by recourse provisions	588	—
Letters of credit	5,568	5,066

Derivatives

Truist enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates. For additional information on derivative instruments, see "Note 19. Derivative Financial Instruments."

122 Truist Financial Corporation

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

The Company concluded that the associated VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, that could potentially be significant. At December 31, 2021, the Company’s Consolidated Balance Sheet reflected $1.5 billion of assets and $50 million of other liabilities of the VIEs. At December 31, 2020, the Company’s Consolidated Balance Sheet reflected $1.3 billion of assets and $41 million of other liabilities of the VIEs. VIE assets include trading loans and bonds totaling $1.5 billion and $1.3 billion at December 31, 2021 and December 31, 2020, respectively. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. For additional information on TRS contracts and the related VIEs, see “Note 19. Derivative Financial Instruments.”

Investment in Exchange Traded Fund

In December 2021, Truist and Sterling Capital Management LLC, a registered investment advisor and wholly owned subsidiary of Truist, established the Sterling Capital Diverse Multi-Manager Active Exchange Traded Fund to demonstrate the Company’s support for increasing access for individuals and institutions to invest using strategies from diverse-owned firms. This ETF combines active management investment strategies from three majority diverse-owned asset managers, the sub-advisors to the ETF. Each sub-advisor submits its strategy to Sterling Capital, the ETF’s investment advisor, for review and implementation within the overall ETF portfolio. The Company concluded that the ETF is a VIE that should be consolidated as the Company is the ETF’s primary beneficiary. As of December 31, 2021, the Company consolidated $102 million of equity securities held by the ETF, which substantially represents the Company’s initial investment in the ETF and is classified as Other assets within the Consolidated Balance Sheet.

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

As a member of the FHLB, Truist is required to maintain a minimum investment in capital stock. The board of directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase Truist's investment in the FHLB depends entirely upon the occurrence of a future event, potential future investments in the FHLB stock are not determinable.

The Company utilizes the Fixed Income Clearing Corporation for trade comparisons, netting, and settlement of fixed income securities. As a Government Securities Division netting member, the Company has a commitment to the Fixed Income Clearing Corporation to meet its financial obligations as a central counterparty clearing house in the event the Fixed Income Clearing Corporation has insufficient liquidity recourses through a potential committed liquidity resource repurchase transaction. Any commitment would be based on the Company’s share of its liquidity burden on the Fixed Income Clearing Corporation. Truist does not believe that any payments related to these guarantees would materially change the financial position or results of operations of Truist.

Truist Financial Corporation 123

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, certain derivative agreements, and borrowings or borrowing capacity, as well as to fund certain obligations related to nonqualified defined benefit and defined contribution retirement plans and for other purposes as required or permitted by law. Certain assets related to the nonqualified defined contribution retirement plan were added to the pledged securities in the table below. Prior periods were revised consistent with the current presentation. Assets pledged to the FHLB and FRB are subject to applicable asset discounts when determining borrowing capacity. The Company obtains secured financing and letters of credit from the FRB and FHLB. The Company’s letters of credit from the FHLB can be used to secure various client deposits, including public fund relationships. Excluding assets related to nonqualified benefit plans, the majority of the agreements governing the pledged assets do not permit the other party to sell or repledge the collateral. The following table provides the total carrying amount of pledged assets by asset type:

December 31, (Dollars in millions)	2021	2020
Pledged securities	$29,678	$25,729
Pledged loans:
FRB	73,349	75,615
FHLB	64,698	69,994
Unused borrowing capacity:
FRB	52,170	52,831
FHLB	49,244	52,274

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of December 31, 2021. This estimate is based upon currently available information and involves considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated, among other factors. In addition, the matters underlying this estimate will change from time to time and actual losses may vary significantly from this estimate. As a result, the Company does not believe that an estimate of reasonably possible losses can be made for certain matters. Such matters are not reflected in the estimate provided herein.

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

124 Truist Financial Corporation

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

Truist is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. Truist's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Truist is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2021 and 2020, Truist and Truist Bank were classified as "well-capitalized," and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures established by regulation to ensure capital adequacy require Truist to maintain minimum ratios of CET1 ratio of 4.5%, Tier 1 capital ratio of 6.0%, Total capital to risk-weighted assets ratio of 8.0%, Tier 1 capital to average tangible assets (leverage ratio) of 4.0% and supplementary leverage ratio of 3.0%. Truist is subject to a 2.5% SCB effective October 1, 2021 to September 30, 2022. Truist Bank is subject to a 2.5% capital conservation buffer. The SCB and capital conservation buffer are amounts above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.

Risk-based capital ratios, which include CET1, Tier 1 capital and Total capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

December 31, (Dollars in millions)	2021		2020
	Ratio	Amount	Ratio	Amount
Truist Financial Corporation
CET1	9.6%	$37,524	10.0%	$37,869
Tier 1 capital	11.3	44,194	12.1	45,915
Total capital	13.2	51,518	14.5	55,011
Leverage	8.7	44,194	9.6	45,915
Supplementary leverage	7.4	44,194	8.7	45,915
Truist Bank
CET1	10.5	39,908	11.0	40,642
Tier 1 capital	10.5	39,908	11.0	40,642
Total capital	12.0	45,562	13.0	47,882
Leverage	8.0	39,908	8.7	40,642
Supplementary leverage	6.9	39,908	7.5	40,642

As an approved seller/servicer, Truist Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC, and FNMA. At December 31, 2021 and 2020, Truist Bank's capital was above all required levels.
Truist Financial Corporation 125

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2021 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$125	$—	$125	$—	$—
GSE	306	—	306	—	—
Agency MBS - residential	1,016	—	1,016	—	—
Agency MBS - commercial	13	—	13	—	—
States and political subdivisions	91	—	91	—	—
Corporate and other debt securities	738	—	738	—	—
Loans	1,791	—	1,791	—	—
Other	343	285	58	—	—
Total trading assets	4,423	285	4,138	—	—
AFS securities:
U.S. Treasury	9,795	—	9,795	—	—
GSE	1,698	—	1,698	—	—
Agency MBS - residential	134,042	—	134,042	—	—
Agency MBS - commercial	2,882	—	2,882	—	—
States and political subdivisions	420	—	420	—	—
Non-agency MBS	4,258	—	4,258	—	—
Other	28	—	28	—	—
Total AFS securities	153,123	—	153,123	—	—
LHFS at fair value	3,544	—	3,544	—	—
Loans and leases	23	—	—	23	—
Loan servicing rights at fair value	2,633	—	—	2,633	—
Other assets:
Derivative assets	2,370	887	3,110	30	(1,657)
Equity securities	1,066	967	99	—	—
Total assets	$167,182	$2,139	$164,014	$2,686	$(1,657)
Liabilities:
Derivative liabilities	$586	$438	$3,056	$42	$(2,950)
Securities sold short	1,731	8	1,723	—	—
Total liabilities	$2,317	$446	$4,779	$42	$(2,950)

126 Truist Financial Corporation

December 31, 2020 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$793	$—	$793	$—	$—
GSE	164	—	164	—	—
Agency MBS - residential	599	—	599	—	—
Agency MBS - commercial	21	—	21	—	—
States and political subdivisions	34	—	34	—	—
Corporate and other debt securities	545	—	545	—	—
Loans	1,586	—	1,586	—	—
Other	130	123	7	—	—
Total trading assets	3,872	123	3,749	—	—
AFS securities:
U.S. Treasury	1,746	—	1,746	—	—
GSE	1,917	—	1,917	—	—
Agency MBS - residential	113,541	—	113,541	—	—
Agency MBS - commercial	3,057	—	3,057	—	—
States and political subdivisions	493	—	493	—	—
Other	34	—	34	—	—
Total AFS securities	120,788	—	120,788	—	—
LHFS at fair value	4,955	—	4,955	—	—
Loan servicing rights at fair value	2,023	—	—	2,023	—
Other assets:
Derivative assets	3,837	752	4,903	186	(2,004)
Equity securities	1,054	996	58	—	—
Total assets	$136,529	$1,871	$134,453	$2,209	$(2,004)
Liabilities:
Derivative liabilities	$555	$386	$3,263	$14	$(3,108)
Securities sold short	1,115	3	1,112	—	—
Total liabilities	$1,670	$389	$4,375	$14	$(3,108)
(1)Refer to “Note 19. Derivative Financial Instruments” for additional discussion on netting adjustments.

At December 31, 2021 and 2020, investments totaling $440 million and $387 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

The following discussion focuses on the valuation techniques, and significant inputs for Level 2, and Level 3 assets, and liabilities that are measured at fair value on a recurring basis.

Available for Sale and Trading Securities: Securities accounted for at fair value include both the available-for-sale and trading portfolios. The Company uses prices obtained from pricing services, dealer quotes, or recent trades to estimate the fair value of securities. The majority of AFS securities were priced by third party vendors whereas trading securities are priced internally. The AFS securities and trading securities are subject to IPV. Management independently evaluates the fair values of AFS Securities and trading securities through comparisons to external pricing sources, review of additional information provided by the pricing service and other third party sources for selected securities and back-testing to compare the price realized on any security sales to the pricing information received from the pricing service. Fair value measurements for trading securities are derived from observable market-based information including, but not limited to, overall market conditions, recent trades, comparable securities, broker quotes and FINRA’s Trade Reporting and Compliance Engine data when determining the value of a position. Security prices are also validated through actual cash settlement upon the sale of a security. As described by security type below, additional inputs may be used, or some inputs may not be applicable.

Trading loans: The Company has elected to measure trading loans at fair value. Trading loans are valued primarily using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active by a third party pricing service. Trading loans include:

•loans held in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans;
•SBA loans guaranteed by the U.S. government; and
•loans made or acquired in connection with the Company’s TRS business.

U.S. Treasury securities: Treasury securities are valued using quoted prices in active over-the-counter markets.

Truist Financial Corporation 127

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

Non-agency MBS: Non-agency MBS included purchased interests in third party securitizations that have a high investment grade rating, and the pricing matrices for these securities were based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above; as such, these securities were classified as level 2.

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

Loans and leases: Fair values for loans are based on a discounted cash flow methodology that considered credit loss expectations, market interest rates, and other market factors such as liquidity from the perspective of a market participant. The probability of default, loss given default, and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity.

Loan servicing rights: Residential MSRs are valued using an OAS valuation model to project cash flows over multiple interest rate scenarios and then are discounted at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and other observable market data. Commercial MSRs and other loan servicing rights are valued using a cash flow valuation model that calculates the present value of estimated future net servicing cash flows. The Company considers actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors that are determined based on current market conditions. Refer to “Note 8. Loan Servicing” for additional information on valuation techniques and inputs for loan servicing rights.

Derivative assets and liabilities: The Company holds derivative instruments for both trading and risk management purposes. These include exchange-traded futures or option contracts, OTC swaps, options, forwards and interest rate lock commitments. The fair values of derivatives are determined based on quoted market prices and internal pricing models that use market observable assumptions for interest rates, foreign exchange, equity, and credit. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that are not expected to fund and include the value attributable to the net servicing fees. Funding rates are based on the Company’s historical data. The fair value attributable to servicing is based on discounted cash flows, and is impacted by prepayment assumptions, discount rates, delinquency rates, contractually-specified servicing fees, servicing costs, and underlying portfolio characteristics.

Equity securities: Equity securities primarily consist of exchange-traded securities and are valued using quoted prices in active markets.
128 Truist Financial Corporation

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

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Trading Assets	Non-agency MBS	Loans and Leases	Loan Servicing Rights	Net Derivatives	Private Equity Investments
Balance at January 1, 2019	$3	$391	$—	$1,108	$12	$393
Total realized and unrealized gains (losses):
Included in earnings	—	13	—	(105)	63	47
Included in unrealized net holding gains (losses) in OCI	—	4	—	—	—	—
Purchases	23	—	—	31	(1)	137
Issuances	—	—	—	170	63	—
Sales	(26)	—	—	(27)	—	(91)
Settlements	—	(40)	—	(164)	(118)	(46)
Transfers into Level 3	—	—	—	—	(10)	—
Merger additions	—	—	—	1,605	10	—
Balance at December 31, 2019	—	368	—	2,618	19	440
Total realized and unrealized gains (losses):
Included in earnings	—	306	—	(550)	467	2
Included in unrealized net holding gains (losses) in OCI	—	(178)	—	—	—	—
Purchases	—	—	—	—	—	27
Issuances	—	—	—	711	780	—
Sales	—	(481)	—	—	—	—
Settlements	—	(15)	—	(756)	(1,094)	(21)
Transfers out of level 3 and other	—	—	—	—	—	(448)
Balance at December 31, 2020	—	—	—	2,023	172	—
Total realized and unrealized gains (losses):
Included in earnings	—	—	(1)	233	(96)	—
Included in unrealized net holding gains (losses) in OCI	—	—	—	—	—	—
Purchases	—	—	—	355	—	—
Issuances	—	—	—	715	305	—
Sales	—	—	—	(1)	—	—
Settlements	—	—	—	(741)	(393)	—
Acquisition	—	—	24	49	—	—
Balance at December 31, 2021	$—	$—	$23	$2,633	$(12)	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2021	$—	$—	$(1)	$234	$(8)	$—
Primary income statement location of realized gains (losses) included in earnings	Net interest income	Securities gains (losses)	Other income	Residential mortgage income and Commercial mortgage income	Residential mortgage income and Commercial mortgage income	Other income

During 2020, Truist sold non-agency MBS previously categorized as Level 3 that represented ownership interests in various tranches of Re-REMIC trusts. Additionally during 2020, as a result of a change in control of the funds’ manager, the Company deconsolidated certain SBIC funds for which it had previously concluded that it was the primary beneficiary.

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	December 31, 2021			December 31, 2020
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,791	$1,784	$7	$1,586	$1,619	$(33)
Loans and leases	23	35	(12)	—	—	—
LHFS at fair value	3,544	3,450	94	4,955	4,736	219
Truist Financial Corporation 129

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Dec 31, 2021	Dec 31, 2020
Carrying value:
LHFS	$101	$979
Loans and leases	443	536
Other	100	92

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

Year Ended December 31, (Dollars in millions)	2021	2020	2019
Valuation adjustments:
LHFS	$(27)	$(101)	$(17)
Loans and leases	(455)	(731)	(280)
Other	(178)	(175)	(253)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. LHFS as of December 31, 2020 includes the small ticket loan and lease portfolio that was sold during the first quarter of 2021. The table above excludes $1.2 billion and $125 million of LHFS carried at cost at December 31, 2021 and December 31, 2020, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value. The Company held $22 million in nonperforming LHFS at December 31, 2021 and $5 million of nonperforming LHFS at December 31, 2020. LHFS that were 90 days or more past due and still accruing interest were not material at December 31, 2021 and December 31, 2020.

Loans and leases consists of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated statement of income. Refer to “Note 1. Basis of Presentation” for additional discussion of individually evaluated loans and leases.

Other includes foreclosed real estate, other foreclosed property, ROU assets, premises and equipment, and OREO, and consists primarily of residential homes, commercial properties, vacant lots, and automobiles. ROU assets are measured based on the fair value of the assets, which considers the potential for sublease income. The remaining assets are measured at LOCOM, less costs to sell.

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

December 31, (Dollars in millions)		2021		2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$1,494	$1,495	$—	$—
Loans and leases HFI, net of ALLL	Level 3	285,055	284,914	293,899	295,461
Financial liabilities:
Time deposits	Level 2	15,886	16,017	21,941	22,095
Long-term debt	Level 2	35,913	36,251	39,597	40,864

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $260 million and $364 million at December 31, 2021 and December 31, 2020, respectively.
130 Truist Financial Corporation

NOTE 19. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of December 31, 2021 and December 31, 2020.

	2021			2020
December 31, (Dollars in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	$12,690	$—	$(6)	$—	$—	$—
Swaps hedging AFS securities	12,711	—	(2)	17,765	—	—
Total	25,401	—	(8)	17,765	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	150,223	1,716	(733)	156,338	3,399	(862)
Options	23,659	43	(30)	25,386	45	(18)
Forward commitments	2,404	2	(5)	4,847	9	(11)
Other	2,927	—	—	2,573	—	—
Equity contracts	34,232	1,582	(2,089)	31,152	1,856	(2,297)
Credit contracts:
Loans and leases	570	—	(2)	1,056	—	(5)
Risk participation agreements	8,145	—	(4)	7,802	1	(13)
Total return swaps	1,445	3	(19)	1,296	13	(33)
Foreign exchange contracts	16,102	160	(156)	12,066	189	(219)
Commodity	4,641	475	(468)	2,872	130	(124)
Total	244,348	3,981	(3,506)	245,388	5,642	(3,582)
Mortgage banking:
Interest rate contracts:
Swaps	441	—	—	687	—	—
Interest rate lock commitments	4,163	30	(7)	8,609	186	(3)
When issued securities, forward rate agreements and forward commitments	6,913	7	(15)	11,691	6	(73)
Other	424	1	—	466	—	—
Total	11,941	38	(22)	21,453	192	(76)
MSRs:
Interest rate contracts:
Swaps	12,837	—	—	36,161	—	(5)
Options	101	1	—	101	—	—
When issued securities, forward rate agreements and forward commitments	3,927	7	—	1,314	7	—
Other	2,017	—	—	760	—	—
Total	18,882	8	—	38,336	7	(5)
Total derivatives not designated as hedges	275,171	4,027	(3,528)	305,177	5,841	(3,663)
Total derivatives	$300,572	4,027	(3,536)	$322,942	5,841	(3,663)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,312)	1,312		(1,561)	1,561
Cash collateral (received) posted for amounts subject to master netting arrangements		(345)	1,638		(443)	1,547
Net amount		$2,370	$(586)		$3,837	$(555)

Truist Financial Corporation 131

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

December 31, 2021 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,752	$(1,221)	$1,531	$(1)	$1,530
Derivatives not subject to master netting arrangement or similar arrangement	388	—	388	—	388
Exchange traded derivatives	887	(436)	451	—	451
Total derivative assets	$4,027	$(1,657)	$2,370	$(1)	$2,369
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,873)	$2,514	$(359)	$66	$(293)
Derivatives not subject to master netting arrangement or similar arrangement	(225)	—	(225)	—	(225)
Exchange traded derivatives	(438)	436	(2)	—	(2)
Total derivative liabilities	$(3,536)	$2,950	$(586)	$66	$(520)

December 31, 2020 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,383	$(1,618)	$2,765	$(2)	$2,763
Derivatives not subject to master netting arrangement or similar arrangement	705	—	705	(1)	704
Exchange traded derivatives	753	(386)	367	—	367
Total derivative assets	$5,841	$(2,004)	$3,837	$(3)	$3,834
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,103)	$2,722	$(381)	$35	$(346)
Derivatives not subject to master netting arrangement or similar arrangement	(174)	—	(174)	—	(174)
Exchange traded derivatives	(386)	386	—	—	—
Total derivative liabilities	$(3,663)	$3,108	$(555)	$35	$(520)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	2021			2020
		Hedge Basis Adjustment			Hedge Basis Adjustment
December 31, (Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated	Hedged Asset / Liability Basis	Items Currently Designated	Items No Longer Designated
AFS securities (1)	$108,758	$(400)	$(150)	$100,988	$(33)	$50
Loans and leases	382	—	12	470	—	18
Long-term debt	27,361	(137)	629	27,725	—	930
(1)The amortized cost of AFS securities was $110.6 billion at December 31, 2021 and $99.4 billion at December 31, 2020.

132 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

Year Ended December 31, (Dollars in millions)	2021	2020	2019
Pre-tax gain (loss) recognized in OCI:
Deposits	$—	$—	$(42)
Short-term borrowings	—	—	2
Long-term debt	—	—	(76)
Total	$—	$—	$(116)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(2)	$(8)	$(1)
Short-term borrowings	(12)	(19)	(10)
Long-term debt	(22)	(21)	(14)
Total	$(36)	$(48)	$(25)
Pre-tax gain (loss) reclassified from AOCI into other expense: (1)
Deposits	$(12)	$—	$—
Short-term borrowings	(20)	—	—
Long-term debt	(4)	—	—
Total	$(36)	$—	$—
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

Year Ended December 31, (Dollars in millions)	2021	2020	2019
AFS securities:
Amounts related to interest settlements	$(48)	$(3)	$—
Recognized on derivatives	571	29	(16)
Recognized on hedged items	(568)	(41)	8
Net income (expense) recognized	(45)	(15)	$(8)
Loans and leases:
Amounts related to interest settlements	—	(1)	—
Recognized on derivatives	—	(3)	(21)
Recognized on hedged items	(5)	1	19
Net income (expense) recognized	(5)	(3)	(2)
Long-term debt:
Amounts related to interest settlements	18	182	(56)
Recognized on derivatives	(136)	831	170
Recognized on hedged items	435	(732)	(151)
Net income (expense) recognized	317	281	(37)
Net income (expense) recognized, total	$267	$263	$(47)

The following table presents information about the Company’s terminated cash flow and fair value hedges:

December 31, (Dollars in millions)	2021	2020
Cash flow hedges:
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	$(9)	$(64)
Estimated portion of net after-tax gain (loss) on terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(9)	(42)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2029)	$767	$862
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	231	292

Truist Financial Corporation 133

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

Year Ended December 31, (Dollars in millions)	Location	2021	2020	2019
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$193	$44	$76
Foreign exchange contracts	Investment banking and trading income and other income	133	(45)	(13)
Equity contracts	Investment banking and trading income and other income	(21)	(4)	(3)
Credit contracts	Investment banking and trading income and other income	(83)	178	(25)
Commodity contracts	Investment banking and trading income	7	6	—
Mortgage banking:
Interest rate contracts	Residential mortgage income	(21)	(418)	(61)
Interest rate contracts	Commercial mortgage income	(2)	3	(4)
MSRs:
Interest rate contracts	Residential mortgage income	(105)	495	137
Interest rate contracts	Commercial mortgage income	(8)	20	7
Total		$93	$279	$114

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At December 31, 2021, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans and bonds. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. For additional information on the Company’s TRS contracts, see “Note 16. Commitments and Contingencies.”

The Company enters into credit default swaps to hedge credit risk associated with certain loans and leases. The Company accounts for these contracts as derivatives, and accordingly, recognizes these contracts at fair value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

December 31, (Dollars in millions)	2021	2020
Risk participation agreements:
Maximum potential amount of exposure	$521	$530
Total return swaps:
Cash collateral held	290	374

134 Truist Financial Corporation

The following table summarizes collateral positions with counterparties:

December 31, (Dollars in millions)	2021	2020
Dealer and other counterparties:
Cash and other collateral received from counterparties	$346	$446
Derivatives in a net gain position secured by collateral received	506	585
Unsecured positions in a net gain with counterparties after collateral postings	143	49
Cash collateral posted to dealer counterparties	1,704	1,524
Derivatives in a net loss position secured by collateral	2,591	1,604
Additional collateral that would have been posted had the Company’s credit ratings dropped below investment grade	3	3
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	31	172
Derivatives in a net loss position	18	90
Derivatives in a net gain position	—	5
Securities pledged to central counterparties clearing	904	1,281

NOTE 20. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

Year Ended December 31, (Dollars in millions, except per share data, shares in thousands)	2021	2020	2019
Net income available to common shareholders	$6,033	$4,184	$3,028
Weighted average number of common shares	1,337,144	1,347,080	805,104
Effect of dilutive outstanding equity-based awards	12,234	11,209	10,100
Weighted average number of diluted common shares	1,349,378	1,358,289	815,204
Basic EPS	$4.51	$3.11	$3.76
Diluted EPS	$4.47	$3.08	$3.71
Anti-dilutive awards	3	16	4

Truist Financial Corporation 135

NOTE 21. Operating Segments

Truist operates and measures business activity across three segments: CB&W, C&CB, IH, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served.

Consumer Banking and Wealth

The CB&W segment is made up of four primary businesses and the Treasury Solutions product group:

•Retail Community Banking provides banking, borrowing, investing, insurance solutions, and advice through Premier Banking to individuals and small business clients through an extensive network of branches and ATMs, digital channels, and contact centers. Financial products and services offered include deposits and payments, credit cards, loans, mortgages, brokerage and investment advisory services and insurance solutions. Consumer Banking also serves as an entry point for clients and services for other businesses.
•National Consumer Finance, Services, and Payments provides a comprehensive set of technology-enabled consumer lending and corporate payment solutions. Lending solutions include direct to consumer offerings through LightStream and point-of-sale offerings through Sheffield, Service Finance, and Dealer Retail Services. National Consumer Finance, Services, and Payments also includes wholesale payments which provides treasury, merchant services, and commercial card solutions to Truist’s business clients, ranging from small businesses to large corporate institutions.
•Wealth provides a full array of wealth management and banking products and professional services to individuals and institutional clients, including trust, brokerage, professional investment advisory, business transition advice, loans and deposits services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Management Group. Full service and online/discount brokerage products are offered to individual clients; additionally, investment advisory products and services are offered to clients through an SEC registered investment advisor. Wealth also includes GenSpring Family Office Advisory Services, LLC, which provides family office solutions to clients and their families to help them manage and sustain wealth across multiple generations, including family meeting facilitation, consolidated reporting, expense management, and specialty asset management, as well as other wealth management disciplines.
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

Corporate and Commercial Banking

The C&CB segment is made up of four primary businesses:

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
•Commercial Community Banking offers an array of traditional banking products, including lending, deposits, cash management and investment banking solutions via CIB to commercial clients, including not-for-profit organizations, governmental entities, healthcare and aging services and auto dealer financing (floor plan inventory financing). Local teams deliver these solutions along with the Company’s industry expertise to commercial clients to help them achieve their goals.
•Commercial Real Estate provides a range of credit and deposit services as well as fee-based product offerings to developers, operators, and investors in commercial real estate properties through its National Banking Division. Additionally, Commercial Real Estate offers tailored financing and equity investment solutions for community development and affordable housing projects, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits. Real Estate Corporate and Investment Banking delivers banking, capital markets, and strategic advisory solutions to REIT, fund, and public home-builder clients.
•Grandbridge Real Estate Capital, LLC is a fully integrated commercial mortgage investment banking company that originates commercial and multi-family real estate loans, services loan portfolios, and provides asset and portfolio management as well as real estate brokerage services.

136 Truist Financial Corporation

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

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most real estate assets, as well as the Company’s functional activities such as marketing, finance, enterprise risk, legal, enterprise technology and executive leadership, among others. Additionally, OT&C houses intercompany eliminations, including intersegment net referral fees and residual interest rate risk after segment allocations have taken place.

Truist emphasizes revenue growth through the Company’s Integrated Relationship Management approach, which is designed to deepen client relationships and bring the full breadth and depth of Truist’s products and services to meet clients’ financial needs. The objective is to provide Truist’s entire suite of products to its clients with the end goal of providing clients the best financial experience in the marketplace. To promote revenue growth, revenues of certain products and services are reflected in the results of the segment providing those products and services and are also allocated to CB&W and C&CB. These allocated revenues between segments are reflected as net referral fees in noninterest income and eliminated in OT&C.

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

Truist Financial Corporation 137

The following table presents results by segment:

Year Ended December 31, (Dollars in millions)	CB&W			C&CB			IH			OT&C (1)			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net interest income (expense)	$6,738	$7,379	$3,633	$4,618	$5,389	$3,153	$100	$126	$146	$1,550	$932	$381	$13,006	$13,826	$7,313
Net intersegment interest income (expense)	1,499	1,391	922	149	(201)	(409)	(14)	(32)	(44)	(1,634)	(1,158)	(469)	—	—	—
Segment net interest income	8,237	8,770	4,555	4,767	5,188	2,744	86	94	102	(84)	(226)	(88)	13,006	13,826	7,313
Allocated provision for credit losses	150	1,003	513	(881)	1,304	102	—	9	9	(82)	19	(9)	(813)	2,335	615
Segment net interest income after provision	8,087	7,767	4,042	5,648	3,884	2,642	86	85	93	(2)	(245)	(79)	13,819	11,491	6,698
Noninterest income	3,865	4,071	2,317	3,043	2,471	1,167	2,664	2,241	2,112	(282)	96	(341)	9,290	8,879	5,255
Amortization of intangibles	317	419	58	150	175	31	105	72	74	2	19	1	574	685	164
Other noninterest expense	7,408	7,437	4,009	3,101	3,272	1,465	1,974	1,712	1,703	2,059	1,791	593	14,542	14,212	7,770
Income (loss) before income taxes	4,227	3,982	2,292	5,440	2,908	2,313	671	542	428	(2,345)	(1,959)	(1,014)	7,993	5,473	4,019
Provision (benefit) for income taxes	992	939	556	1,179	586	489	163	135	110	(778)	(679)	(373)	1,556	981	782
Segment net income (loss)	$3,235	$3,043	$1,736	$4,261	$2,322	$1,824	$508	$407	$318	$(1,567)	$(1,280)	$(641)	$6,437	$4,492	$3,237

Identifiable assets (period end)	$161,126	$163,725	$170,034	$182,338	$187,196	$186,462	$9,865	$7,932	$7,325	$187,912	$150,375	$109,257	$541,241	$509,228	$473,078
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

138 Truist Financial Corporation

NOTE 22. Parent Company Financial Information

Parent Company - Condensed Balance Sheets (Dollars in millions)	December 31,
	2021	2020
Assets:
Cash and due from banks	$598	$688
Interest-bearing deposits with banks	9,680	13,434
AFS securities at fair value	257	82
Advances to / receivables from subsidiaries:
Banking	2,006	2,541
Nonbank	3,377	3,734
Total advances to / receivables from subsidiaries	5,383	6,275
Investment in subsidiaries:
Banking	64,985	65,641
Nonbank	5,441	4,296
Total investment in subsidiaries	70,426	69,937
Other assets	419	313
Total assets	$86,763	$90,729
Liabilities and Shareholders' Equity:
Short-term borrowings	$809	$621
Long-term debt	16,504	18,890
Other liabilities	179	306
Total liabilities	17,492	19,817
Total shareholders' equity	69,271	70,912
Total liabilities and shareholders' equity	$86,763	$90,729

Parent Company - Condensed Income and Comprehensive Income Statements (Dollars in millions)	Year Ended December 31,
	2021	2020	2019
Income:
Dividends from subsidiaries:
Banking	$4,150	$2,800	$1,650
Nonbank	100	5	35
Total dividends from subsidiaries	4,250	2,805	1,685
Interest and other income from subsidiaries	143	170	217
Other income	(26)	12	—
Total income	4,367	2,987	1,902
Expenses:
Interest expense	258	333	475
Other expenses	125	174	250
Total expenses	383	507	725
Income before income taxes and equity in undistributed earnings of subsidiaries	3,984	2,480	1,177
Income tax benefit	26	56	92
Income before equity in undistributed earnings of subsidiaries	4,010	2,536	1,269
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	2,427	1,956	1,968
Net income	6,437	4,492	3,237
Total OCI	(2,320)	1,560	871
Total comprehensive income	$4,117	$6,052	$4,108

Truist Financial Corporation 139

Parent Company - Statements of Cash Flows (Dollars in millions)	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$6,437	$4,492	$3,237
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(2,427)	(1,956)	(1,968)
Other, net	(438)	(704)	84
Net cash from operating activities	3,572	1,832	1,353
Cash Flows From Investing Activities:
Proceeds from maturities, calls, and paydowns of AFS securities	37	79	157
Purchases of AFS securities	(216)	(22)	(79)
Investment in subsidiaries	(120)	(79)	(1)
Advances to subsidiaries	(3,088)	(6,711)	(5,358)
Proceeds from repayment of advances to subsidiaries	3,922	5,499	8,304
Net cash from acquisitions and divestitures	—	—	1,903
Other, net	—	14	(1)
Net cash from investing activities	535	(1,220)	4,925
Cash Flows From Financing Activities:
Net change in short-term borrowings	188	18	53
Net change in long-term debt	(2,149)	397	370
Repurchase of common stock	(1,616)	—	—
Net proceeds from preferred stock issued	—	3,449	1,683
Redemption of preferred stock	(1,415)	(500)	(1,725)
Cash dividends paid on common and preferred stock	(2,852)	(2,725)	(1,459)
Other, net	(107)	479	(40)
Net cash from financing activities	(7,951)	1,118	(1,118)
Net Change in Cash and Cash Equivalents	(3,844)	1,730	5,160
Cash and Cash Equivalents, January 1	14,122	12,392	7,232
Cash and Cash Equivalents, December 31	$10,278	$14,122	$12,392

The transfer of funds in the form of dividends, loans, or advances from bank subsidiaries to the Parent Company is restricted. Federal law requires loans to the Parent Company or its affiliates to be secured and at market terms and generally limits loans to the Parent Company or an individual affiliate to 10% of Truist Bank's unimpaired capital and surplus. In the aggregate, loans to the Parent Company and all affiliates cannot exceed 20% of the bank's unimpaired capital and surplus.

Dividend payments to the Parent Company by Truist Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends from Truist Bank to the Parent Company are limited by rules which compare dividends to net income for regulatory-defined periods. Furthermore, dividends are restricted by regulatory minimum capital constraints.
140 Truist Financial Corporation

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting and Evaluation of
Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management of Truist is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Truist’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with the authorizations of Truist’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
Truist Financial Corporation 141

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of February 7, 2019, by and between SunTrust Banks, Inc. and BB&T Corporation.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 13, 2019.
2.2	First Amendment to the Agreement and Plan of Merger, dated as of June 14, 2019, by and between SunTrust Banks, Inc. and BB&T Corporation.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed June 14, 2019.
3.1	Articles of Incorporation of the Registrant, as consolidated and restated December 15, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed February 24, 2021.
3.2	Amended and Restated Bylaws of Truist Financial Corporation.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 26, 2021.
3.3	Amended and Restated Bylaws of Truist Financial Corporation	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-k, filed December 15, 2021
4.1	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.2	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.3	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
4.7	Deposit Agreement, dated as of July 29, 2019, between the Company and Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.8	Form of Depositary Receipt.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.9	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
Other instruments defining the rights of holders of long-term debt securities of Truist are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Truist agrees to furnish copies of these instruments to the SEC upon request.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors' Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.3*	BB&T Corporation 2012 Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.4*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.5*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.6*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.7*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.8*	BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.9*	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.10*	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
142 Truist Financial Corporation

Exhibit No.	Description	Location
10.11*	Third Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement)	Filed herewith
10.12*	Fourth Amendment to the BB&T Non-Qualified Benefit Plan (January 1, 2012 Restatement)	Filed herewith
10.13*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.14*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.15*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.16*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.17*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.18*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.19*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.20*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.21*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.22*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and David H. Weaver.	Incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed February 25, 2016.
10.23*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.24*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.25*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of February 7, 2019.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 13, 2019.
10.26*	Form of Notice of Term Non-Renewal under Employment Agreements	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed March 6, 2019.
10.27*	Form of Synergy Incentive Award Letter with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 3, 2019.
10.28*	Form of First Amendment to Employment Agreement with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed June 3, 2019.
10.29*	First Amendment to 2016 Employment Agreement with Brant J. Standridge	Incorporated herein by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.30*	First Amendment to 2016 Employment Agreement with David H. Weaver	Incorporated herein by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.31*	First Amendment to 2016 Employment Agreement with Dontá L. Wilson	Incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.32*	Form of Synergy Incentive Award Letter with each of Brant J. Standridge, David H. Weaver and Dontá L. Wilson	Incorporated herein by reference to Exhibit 10.14 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.33*	SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015	Incorporated by reference to Exhibit 10.1 to SunTrust's Current Report on Form 8-K, filed August 13, 2015.
10.34*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1.1 to SunTrust's Registration Statement No. 333-158866 on Form S-8, filed April 28, 2009.
10.35*	Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan	Incorporated by reference to Exhibit 10.29 of SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.36*	Form of Performance Vested Restricted Stock Unit Award Agreement, 2018, Type I	Incorporated herein by reference to Exhibit 10.18 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
Truist Financial Corporation 143

Exhibit No.	Description	Location
10.37*	Form of Performance Vested Restricted Stock Unit Award Agreement, 2018, Type II	Incorporated herein by reference to Exhibit 10.19 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.38*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type I	Incorporated herein by reference to Exhibit 10.20 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.39*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type II	Incorporated herein by reference to Exhibit 10.21 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.40*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type III	Incorporated herein by reference to Exhibit 10.22 of SunTrust's Annual Report on form 10-K, filed February 23, 2018.
10.41*	Form of Time Vested Restricted Stock Unit Award Agreement, 2018, Type IV	Incorporated herein by reference to Exhibit 10.23 of SunTrust's Annual Report on Form 10-K, filed February 23, 2018.
10.42*	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed August 9, 2011.
10.43*	Further amended by Amendment Number One, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 10.10 to SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.44*	Executive Severance Plan, amended and restated January 1, 2019	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.45*	SunTrust Banks, Inc. 2018 Omnibus Incentive Compensation Plan	Incorporated herein by reference to Appendix B to SunTrust's definitive Proxy Statement, filed March 9, 2018.
10.46*	Form of Non-employee Director Restricted Stock Award Agreement	Incorporated herein by reference to Exhibit 10.2 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.47*	Form of Performance-Vested Restricted Stock Unit Award Agreement, Type I	Incorporated herein by reference to Exhibit 10.3 to SunTrust’s Quarterly Report on Form 10-Q, filed May 4, 2018
10.48*	Form of Performance-Vested Restricted Stock Unit Award Agreement, Type II	Incorporated herein by reference to Exhibit 10.4 to SunTrust’s Quarterly Report on Form 10-Q, filed May 4, 2018
10.49*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type I	Incorporated herein by reference to Exhibit 10.5 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.50*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type II	Incorporated herein by reference to Exhibit 10.6 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.51*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type III	Incorporated herein by reference to Exhibit 10.7 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.52*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type IV	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.53*	2019 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and William H. Rogers, Jr.	Incorporated herein by reference to Exhibit 10.90 of the Annual Report on Form 10-K, filed March 3, 2020.
10.54*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.55*	Form of Restricted Stock Unit Agreement (Category 2 Employee) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.56*	Form of Restricted Stock Unit Agreement (Senior Executive) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.57*	Form of LTIP Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.58*	Form of Performance Unit Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.59*	Truist Financial Corporation Nonqualified Defined Contribution Plan	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 24, 2021.
10.60*	Master Trust Agreement (NonQualified Plans) between Truist Financial Corporation and Fidelity Management Trust Company	Incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K, filed February 24, 2021.
10.61*	Truist Financial Corporation 401(k) Savings Plan	Incorporated herein by reference to Exhibit 10.64 of the Annual Report on Form 10-K, filed February 24, 2021.
144 Truist Financial Corporation

Exhibit No.	Description	Location
10.62*	First Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith
10.63*	Second Amendment to the Truist Financial Corporation 401(k) Saving Plan (August 1, 2020 Restatement)	Filed herewith
10.64*	SunTrust Banks, Inc. Directors Deferred Compensation Plan, amended and restated as of January 1, 2009	Incorporated by reference to Exhibit 10.1 to the SunTrust Current Report on Form 8-K, filed January 7, 2009.
10.65*	Amendment Number One to the SunTrust Banks, Inc. Directors Deferred Compensation Plan, effective as of January 1, 2018	Incorporated herein by reference to Exhibit 10.14 of SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.66*	First Amendment to BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated January 1, 2005)	Incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K, filed February 24, 2021.
10.67*	2020 Amendment to the Truist Financial Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan	Filed herewith.
10.68*	Employment Agreement by and between Truist Insurance Holdings, Inc. and John Howard Employment Agreement	Filed herewith.
10.69*	Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.65 of the Annual Report on Form 10-K, filed February 24, 2021.
10.70*	First Amendment to Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.66 of the Annual Report on Form 10-K, filed February 24, 2021.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
21†	Subsidiaries of the Registrant.	Filed herewith.
22†	List of Subsidiary Issuers of Guaranteed Securities.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.
Truist Financial Corporation 145

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2022:

Truist Financial Corporation
(Registrant)
/s/ William H. Rogers Jr.
William H. Rogers Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

/s/ William H. Rogers Jr.	President and Chief Executive Officer	February 22, 2022
William H. Rogers Jr.
/s/ Daryl N. Bible	Senior Executive Vice President and Chief Financial Officer	February 22, 2022
Daryl N. Bible	(Principal Financial Officer)
/s/ Cynthia B. Powell	Executive Vice President and Corporate Controller	February 22, 2022
Cynthia B. Powell	(Principal Accounting Officer)
/s/ Kelly S. King	Chairman of the Board	February 22, 2022
Kelly S. King
Director
Jennifer S. Banner
/s/ K. David Boyer, Jr.	Director	February 22, 2022
K. David Boyer, Jr.
/s/ Agnes Bundy Scanlan	Director	February 22, 2022
Agnes Bundy Scanlan
/s/ Anna R. Cablik	Director	February 22, 2022
Anna R. Cablik
/s/ Dallas S. Clement	Director	February 22, 2022
Dallas S. Clement
/s/ Paul D. Donahue	Director	February 22, 2022
Paul D. Donahue
/s/ Patrick C. Graney III	Director	February 22, 2022
Patrick C. Graney III
/s/ Linnie M. Haynesworth	Director	February 22, 2022
Linnie M. Haynesworth
/s/ Easter A. Maynard	Director	February 22, 2022
Easter A. Maynard
/s/ Donna S. Morea	Director	February 22, 2022
Donna S. Morea
/s/ Charles A. Patton	Director	February 22, 2022
Charles A. Patton
/s/ Nido R. Qubein	Director	February 22, 2022
Nido R. Qubein
/s/ David M. Ratcliffe	Director	February 22, 2022
David M. Ratcliffe
/s/ Frank P. Scruggs, Jr.	Director	February 22, 2022
Frank P. Scruggs, Jr.
/s/ Christine Sears	Director	February 22, 2022
Christine Sears
/s/ Thomas E. Skains	Director	February 22, 2022
Thomas E. Skains
/s/ Bruce L. Tanner	Director	February 22, 2022
Bruce L. Tanner
/s/ Thomas N. Thompson	Director	February 22, 2022
Thomas N. Thompson
/s/ Steven C. Voorhees	Director	February 22, 2022
Steven C. Voorhees

146 Truist Financial Corporation