Form 10-Q
period 2022-03-31
TRUIST FINANCIAL CORP
filed 2022-05-05
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022
Commission File Number: 1-10853

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

At March 31, 2022, 1,331,413,896 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
EPS	Earnings per common share
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRM	Model Risk Management
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program, established by the CARES Act
ROU assets	Right-of-use assets
Truist Financial Corporation 1

Term	Definition
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
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

Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding Truist’s business, the economy, and other future conditions. Such statements involve inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed in Part I, Item 1A-Risk Factors in Truist’s Form 10-K for the year ended December 31, 2021:

•residual risks and uncertainties relating to the Merger of heritage BB&T and heritage SunTrust, including the ability to realize the anticipated benefits of the Merger;
•expenses relating to the Merger and application and data center decommissioning;
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
•evolving legislative, accounting and regulatory standards, including with respect to climate, capital, and liquidity requirements, and results of regulatory examinations may adversely affect Truist’s financial condition and results of operations;
•the monetary and fiscal policies of the federal government and its agencies, including in response to rising inflation, could have a material adverse effect on profitability;
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
•security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s teammates and clients, malware intrusion, data corruption attempts, system breaches, cyber-attacks, which have increased in frequency with current geopolitical tensions, identity theft, ransomware attacks, and physical security risks, such as natural disasters, environmental conditions, and intentional acts of destruction, could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure; and
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism and pandemics), and the effects of climate change, including physical risks, such as more frequent and intense weather events, and risks related to the transition to a lower carbon economy, such as regulatory or technological changes or shifts in market dynamics or consumer preferences, could have an adverse effect on Truist’s financial condition and results of operations, lead to material disruption of Truist’s operations or the ability or willingness of clients to access Truist’s products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by applicable law or regulation, Truist undertakes no obligation to revise or update any forward-looking statements.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Mar 31, 2022	Dec 31, 2021
Assets
Cash and due from banks	$5,516	$5,085
Interest-bearing deposits with banks	23,606	15,210
Securities borrowed or purchased under agreements to resell	2,322	4,028
Trading assets at fair value	5,920	4,423
AFS securities at fair value	84,753	153,123
HTM securities (fair value of $59,124 and $1,495 at fair value, respectively)	61,662	1,494
LHFS (including $3,364 and $3,544 at fair value, respectively)	4,167	4,812
Loans and leases (including $21 and $23 at fair value, respectively)	290,081	289,513
ALLL	(4,170)	(4,435)
Loans and leases, net of ALLL	285,911	285,078
Premises and equipment	3,662	3,700
Goodwill	26,284	26,098
CDI and other intangible assets	3,693	3,408
Loan servicing rights at fair value	3,013	2,633
Other assets (including $3,137 and $3,436 at fair value, respectively)	33,470	32,149
Total assets	$543,979	$541,241
Liabilities
Noninterest-bearing deposits	$150,446	$145,892
Interest-bearing deposits	277,882	270,596
Short-term borrowings (including $1,717 and $1,731 at fair value, respectively)	5,147	5,292
Long-term debt	33,773	35,913
Other liabilities (including $1,482 and $586 at fair value, respectively)	11,687	14,277
Total liabilities	478,935	471,970
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,657	6,639
Additional paid-in capital	34,539	34,565
Retained earnings	23,687	22,998
AOCI, net of deferred income taxes	(6,535)	(1,604)
Noncontrolling interests	23	—
Total shareholders’ equity	65,044	69,271
Total liabilities and shareholders’ equity	$543,979	$541,241
Common shares outstanding	1,331,414	1,327,818
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended March 31,
	2022	2021
Interest Income
Interest and fees on loans and leases	$2,644	$3,002
Interest on securities	640	443
Interest on other earning assets	73	49
Total interest income	3,357	3,494
Interest Expense
Interest on deposits	32	47
Interest on long-term debt	132	148
Interest on other borrowings	10	14
Total interest expense	174	209
Net Interest Income	3,183	3,285
Provision for credit losses	(95)	48
Net Interest Income After Provision for Credit Losses	3,278	3,237
Noninterest Income
Insurance income	727	626
Investment banking and trading income	261	346
Wealth management income	343	341
Service charges on deposits	252	258
Card and payment related fees	212	200
Residential mortgage income	89	100
Lending related fees	85	100
Operating lease income	58	68
Commercial mortgage income	32	33
Income from bank-owned life insurance	51	50
Securities gains (losses)	(69)	—
Other income	101	75
Total noninterest income	2,142	2,197
Noninterest Expense
Personnel expense	2,051	2,142
Professional fees and outside processing	363	350
Software expense	232	210
Net occupancy expense	208	209
Amortization of intangibles	137	144
Equipment expense	118	113
Marketing and customer development	84	66
Operating lease depreciation	48	50
Loan-related expense	44	54
Regulatory costs	35	25
Merger-related and restructuring charges	216	141
Loss (gain) on early extinguishment of debt	—	(3)
Other expense	138	109
Total noninterest expense	3,674	3,610
Earnings
Income before income taxes	1,746	1,824
Provision for income taxes	330	351
Net income	1,416	1,473
Noncontrolling interests	1	(4)
Net income available to the bank holding company	1,415	1,477
Preferred stock dividends and other	88	143
Net income available to common shareholders	$1,327	$1,334
Basic EPS	$1.00	$0.99
Diluted EPS	0.99	0.98
Basic weighted average shares outstanding	1,329,037	1,345,666
Diluted weighted average shares outstanding	1,341,563	1,358,932

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2022	2021
Net income	$1,416	$1,473
OCI, net of tax:
Net change in net pension and postretirement costs	8	35
Net change in cash flow hedges	5	36
Net change in AFS securities	(4,989)	(2,304)
Net change in HTM securities	44	—
Other, net	1	1
Total OCI, net of tax	(4,931)	(2,232)
Total comprehensive income	$(3,515)	$(759)
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$2	$11
Net change in cash flow hedges	1	11
Net change in AFS securities	(1,513)	(707)
Net change in HTM securities	13	—
Other, net	—	—
Total income taxes related to OCI	$(1,497)	$(685)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2021	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	1,477	—	(4)	1,473
OCI	—	—	—	—	—	(2,232)	—	(2,232)
Issued in connection with equity awards, net	5,388	—	27	(111)	—	—	—	(84)
Repurchase of common stock	(9,504)	—	(48)	(458)	—	—	—	(506)
Redemption of preferred stock	—	(924)	—	—	(26)	—	—	(950)
Cash dividends declared on common stock	—	—	—	—	(605)	—	—	(605)
Cash dividends declared on preferred stock	—	—	—	—	(117)	—	—	(117)
Equity-based compensation expense	—	—	—	86	—	—	—	86
Other, net	—	—	—	—	—	—	(101)	(101)
Balance, March 31, 2021	1,344,845	$7,124	$6,724	$35,360	$20,184	$(1,516)	$—	$67,876
Balance, January 1, 2022	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	1,415	—	1	1,416
OCI	—	—	—	—	—	(4,931)	—	(4,931)
Issued in connection with equity awards, net	3,596	—	18	(106)	(1)	—	—	(89)
Cash dividends declared on common stock	—	—	—	—	(637)	—	—	(637)
Cash dividends declared on preferred stock	—	—	—	—	(88)	—	—	(88)
Equity-based compensation expense	—	—	—	80	—	—	—	80
Other, net	—	—	—	—	—	—	22	22
Balance, March 31, 2022	1,331,414	$6,673	$6,657	$34,539	$23,687	$(6,535)	$23	$65,044

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$1,416	$1,473
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	(95)	48
Depreciation	195	201
Amortization of intangibles	137	144
Securities (gains) losses	69	—
Net change in operating assets and liabilities:
LHFS	180	(510)
Loan servicing rights	(380)	(342)
Pension asset	(410)	(452)
Derivative assets and liabilities	986	1,060
Trading assets	(1,497)	(1,222)
Other assets and other liabilities	(558)	(915)
Other, net	(231)	482
Net cash from operating activities	(188)	(33)
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	3,127	60
Proceeds from maturities, calls and paydowns of AFS securities	5,259	8,862
Purchases of AFS securities	(7,219)	(15,601)
Proceeds from maturities, calls and paydowns of HTM securities	857	—
Purchases of HTM securities	(3,020)	—
Originations and purchases of loans and leases, net of sales and principal collected	(134)	8,249
Net cash received (paid) for securities borrowed or purchased under agreements to resell	1,706	396
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	(488)	1,130
Other, net	(122)	23
Net cash from investing activities	(34)	3,119
Cash Flows From Financing Activities:
Net change in deposits	11,842	14,489
Net change in short-term borrowings	(145)	(203)
Proceeds from issuance of long-term debt	66	1,299
Repayment of long-term debt	(1,699)	(3,032)
Repurchase of common stock	—	(506)
Redemption of preferred stock	—	(950)
Cash dividends paid on common stock	(637)	(605)
Cash dividends paid on preferred stock	(88)	(117)
Net cash received (paid) for hedge unwinds	(198)	—
Other, net	(92)	(197)
Net cash from financing activities	9,049	10,178
Net Change in Cash and Cash Equivalents	8,827	13,264
Cash and Cash Equivalents, January 1	20,295	18,868
Cash and Cash Equivalents, March 31	$29,122	$32,132
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$156	$248
Income taxes	40	28
Noncash investing activities:
Transfer of AFS securities to HTM	59,436	—

The accompanying notes are an integral part of these consolidated financial statements.
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 should be referred to in connection with these unaudited interim consolidated financial statements. There were no significant changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 that could have a material effect on the Company’s financial statements.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Troubled Debt Restructurings and Vintage Disclosures January 1, 2023	Eliminates the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases.	Truist is evaluating this standard. Upon adoption, Truist expects the newly required disclosures to be included in the Loans and ACL footnote.
Fair Value Hedging – Portfolio Layer Method January 1, 2023	Introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method (previously named, last-of-layer method).

	Additionally, expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.	Truist is evaluating the use of the portfolio layer method in its hedging programs.

Truist Financial Corporation 9

NOTE 2. Business Combinations

On March 1, 2022, Truist acquired Kensington Vanguard National Land Services, one of the country's largest independent full-service national title insurance agencies, which resulted in approximately $187 million of goodwill and $148 million of identifiable intangible assets in the IH segment. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The intangible assets are being amortized over a term of 15 years based upon the estimated economic benefits received. Goodwill of $129 million and identifiable intangible assets of $110 million are deductible for tax purposes.

NOTE 3. Securities Financing Activities

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently sold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its securities financing activities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements. The following table presents securities borrowed or purchased under agreements to resell:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Securities purchased under agreements to resell	$1,678	$3,460
Securities borrowed	644	568
Total securities borrowed or purchased under agreements to resell	$2,322	$4,028

Fair value of collateral held available to be resold or repledged	$2,316	$4,005
Fair value of securities repledged	342	1,141

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

	March 31, 2022			December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$439	$41	$480	$749	$409	$1,158
GSE	81	31	112	53	25	78
Agency MBS - residential	973	338	1,311	720	141	861
Corporate and other debt securities	150	314	464	213	125	338
Total securities sold under agreements to repurchase	$1,643	$724	$2,367	$1,735	$700	$2,435

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

10 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

March 31, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,891	$—	$479	$9,412
GSE	257	—	12	245
Agency MBS - residential	71,956	37	3,755	68,238
Agency MBS - commercial	2,831	2	174	2,659
States and political subdivisions	366	19	15	370
Non-agency MBS	4,149	—	346	3,803
Other	26	—	—	26
Total AFS securities	$89,476	$58	$4,781	$84,753
HTM securities:
Agency MBS - residential	$61,662	$—	$2,538	$59,124

December 31, 2021 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,892	$9	$106	$9,795
GSE	1,667	33	2	1,698
Agency MBS - residential	135,886	656	2,500	134,042
Agency MBS - commercial	2,928	18	64	2,882
States and political subdivisions	382	39	1	420
Non-agency MBS	4,305	—	47	4,258
Other	28	—	—	28
Total AFS securities	$155,088	$755	$2,720	$153,123
HTM securities:
Agency MBS - residential	$1,494	$1	$—	$1,495

In the first quarter of 2022, Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies. Management determined that it has both the positive intent and ability to hold these securities to maturity. On the date of transfer, the difference between the par value and the fair value of these securities, which was recorded as a loss in AOCI, resulted in a net discount of $3.7 billion, inclusive of $510 million of basis adjustment gains from terminated fair value hedges attributable to the transferred securities. The discount will be accreted and unrealized loss in AOCI will be amortized, offsetting within interest income over the remaining life of the securities using the interest method. There were no gains or losses recognized as a result of this transfer.

Certain MBS securities issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at March 31, 2022. The FNMA investments had total amortized cost and fair value of $45.2 billion and $43.0 billion, respectively. The FHLMC investments had total amortized cost and fair value of $45.7 billion and $43.4 billion, respectively.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
March 31, 2022 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$309	$8,602	$980	$—	$9,891	$307	$8,188	$917	$—	$9,412
GSE	—	—	—	257	257	—	—	—	245	245
Agency MBS - residential	—	1	633	71,322	71,956	—	1	624	67,613	68,238
Agency MBS - commercial	—	8	15	2,808	2,831	—	8	14	2,637	2,659
States and political subdivisions	15	76	124	151	366	15	76	129	150	370
Non-agency MBS	—	—	—	4,149	4,149	—	—	—	3,803	3,803
Other	—	6	—	20	26	—	6	—	20	26
Total AFS securities	$324	$8,693	$1,752	$78,707	$89,476	$322	$8,279	$1,684	$74,468	$84,753
HTM securities:
Agency MBS - residential	$—	$—	$—	$61,662	$61,662	$—	$—	$—	$59,124	$59,124

Truist Financial Corporation 11

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$8,793	$431	$602	$48	$9,395	$479
GSE	209	12	—	—	209	12
Agency MBS - residential	54,565	2,940	9,386	815	63,951	3,755
Agency MBS - commercial	909	40	1,672	134	2,581	174
States and political subdivisions	206	13	21	2	227	15
Non-agency MBS	3,803	346	—	—	3,803	346
Other	21	—	—	—	21	—
Total	$68,506	$3,782	$11,681	$999	$80,187	$4,781
HTM securities:
Agency MBS - residential	$39,486	$1,388	$19,638	$1,150	$59,124	$2,538

	Less than 12 months		12 months or more		Total
December 31, 2021 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$8,412	$88	$582	$18	$8,994	$106
GSE	104	2	—	—	104	2
Agency MBS - residential	101,262	2,377	2,638	123	103,900	2,500
Agency MBS - commercial	1,749	50	413	14	2,162	64
States and political subdivisions	—	—	22	1	22	1
Non-agency MBS	4,258	47	—	—	4,258	47
Other	6	—	—	—	6	—
Total	$115,791	$2,564	$3,655	$156	$119,446	$2,720

At March 31, 2022 and December 31, 2021, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consists of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on HTM investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended March 31,
	2022	2021
Gross realized gains	$13	$—
Gross realized losses	(82)	—
Securities gains (losses), net	$(69)	$—
12 Truist Financial Corporation

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

	Accruing
March 31, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$140,428	$280	$22	$330	$141,060
CRE	22,734	13	—	27	22,774
Commercial construction	5,219	1	—	—	5,220
Consumer:
Residential mortgage	46,287	542	1,027	315	48,171
Residential home equity and direct	24,558	142	12	141	24,853
Indirect auto	24,999	529	1	227	25,756
Indirect other	10,972	65	2	4	11,043
Student	5,210	482	822	—	6,514
Credit card	4,615	47	28	—	4,690
Total	$285,022	$2,101	$1,914	$1,044	$290,081
(1)Includes government guaranteed loans of $996 million in the residential mortgage portfolio and $818 million in the student portfolio.

	Accruing
December 31, 2021 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$138,225	$130	$13	$394	$138,762
CRE	23,902	20	—	29	23,951
Commercial construction	4,962	2	—	7	4,971
Consumer:
Residential mortgage	46,033	514	1,009	296	47,852
Residential home equity and direct	24,809	107	9	141	25,066
Indirect auto	25,615	607	1	218	26,441
Indirect other	10,811	64	3	5	10,883
Student	5,357	555	868	—	6,780
Credit card	4,735	45	27	—	4,807
Total	$284,449	$2,044	$1,930	$1,090	$289,513
(1)Includes government guaranteed loans of $978 million in the residential mortgage portfolio and $864 million in the student portfolio.

Truist Financial Corporation 13

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

March 31, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$10,993	$30,955	$15,100	$11,947	$7,874	$13,160	$46,584	$—	$(65)	$136,548
Special mention	104	227	303	212	279	100	530	—	—	1,755
Substandard	98	334	361	375	238	256	765	—	—	2,427
Nonperforming	4	42	11	62	10	43	158	—	—	330
Total	11,199	31,558	15,775	12,596	8,401	13,559	48,037	—	(65)	141,060
CRE:
Pass	971	4,396	2,744	4,951	3,093	3,405	882	—	(50)	20,392
Special mention	9	37	93	140	164	99	—	—	—	542
Substandard	64	212	207	463	450	417	—	—	—	1,813
Nonperforming	1	1	1	11	1	12	—	—	—	27
Total	1,045	4,646	3,045	5,565	3,708	3,933	882	—	(50)	22,774
Commercial construction:
Pass	417	1,219	1,124	896	346	164	832	—	—	4,998
Special mention	4	—	14	66	—	—	—	—	—	84
Substandard	1	4	22	33	61	17	—	—	—	138
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total	422	1,223	1,160	995	407	181	832	—	—	5,220
Consumer:
Residential mortgage:
Current	$2,066	$17,749	$6,519	$3,238	$1,621	$15,094	$—	$—	$—	$46,287
30 - 89 days past due	10	66	43	35	35	353	—	—	—	542
90 days or more past due	1	4	52	93	128	749	—	—	—	1,027
Nonperforming	—	4	7	21	27	256	—	—	—	315
Total	2,077	17,823	6,621	3,387	1,811	16,452	—	—	—	48,171
Residential home equity and direct:
Current	1,481	4,361	2,268	1,447	560	476	10,534	3,446	(15)	24,558
30 - 89 days past due	1	12	8	9	3	4	67	38	—	142
90 days or more past due	—	1	—	—	—	—	6	5	—	12
Nonperforming	—	3	3	4	1	7	42	81	—	141
Total	1,482	4,377	2,279	1,460	564	487	10,649	3,570	(15)	24,853
Indirect auto:
Current	2,369	9,794	5,938	3,775	1,860	1,263	—	—	—	24,999
30 - 89 days past due	5	139	116	116	75	78	—	—	—	529
90 days or more past due	—	1	—	—	—	—	—	—	—	1
Nonperforming	—	42	51	60	39	35	—	—	—	227
Total	2,374	9,976	6,105	3,951	1,974	1,376	—	—	—	25,756
Indirect other:
Current	1,433	3,869	2,405	1,424	812	1,029	—	—	—	10,972
30 - 89 days past due	2	18	16	13	8	8	—	—	—	65
90 days or more past due	—	1	1	—	—	—	—	—	—	2
Nonperforming	—	—	—	3	—	1	—	—	—	4
Total	1,435	3,888	2,422	1,440	820	1,038	—	—	—	11,043
Student:
Current	—	—	20	82	66	5,041	—	—	1	5,210
30 - 89 days past due	—	—	—	—	1	481	—	—	—	482
90 days or more past due	—	—	—	—	1	821	—	—	—	822
Total	—	—	20	82	68	6,343	—	—	1	6,514
Credit card:
Current							4,591	21	3	4,615
30 - 89 days past due							45	2	—	47
90 days or more past due							27	1	—	28
Total	—	—	—	—	—	—	4,663	24	3	4,690
Total	$20,034	$73,491	$37,427	$29,476	$17,753	$43,369	$65,063	$3,594	$(126)	$290,081

14 Truist Financial Corporation

December 31, 2021 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2021	2020	2019	2018	2017	Prior				Total
Commercial:
Commercial and industrial:
Pass	$35,530	$17,430	$14,105	$8,994	$5,633	$9,424	$43,035	$—	$(169)	$133,982
Special mention	195	221	326	317	46	70	691	—	—	1,866
Substandard	352	356	395	197	91	335	794	—	—	2,520
Nonperforming	50	19	49	42	16	34	184	—	—	394
Total	36,127	18,026	14,875	9,550	5,786	9,863	44,704	—	(169)	138,762
CRE:
Pass	4,836	2,946	5,109	3,201	1,774	2,131	762	—	(61)	20,698
Special mention	13	118	483	247	44	83	—	—	—	988
Substandard	321	264	523	528	321	279	—	—	—	2,236
Nonperforming	1	1	11	—	9	7	—	—	—	29
Total	5,171	3,329	6,126	3,976	2,148	2,500	762	—	(61)	23,951
Commercial construction:
Pass	1,113	1,179	1,259	419	44	95	558	—	12	4,679
Special mention	—	14	72	50	—	—	—	—	—	136
Substandard	7	13	45	67	17	—	—	—	—	149
Nonperforming	—	—	1	—	5	—	—	—	1	7
Total	1,120	1,206	1,377	536	66	95	558	—	13	4,971
Consumer:
Residential mortgage:
Current	17,271	6,798	3,642	1,753	2,237	14,240	—	—	92	46,033
30 - 89 days past due	58	31	32	40	31	322	—	—	—	514
90 or more days past due	3	44	91	133	95	643	—	—	—	1,009
Nonperforming	1	5	18	27	20	226	—	—	(1)	296
Total	17,333	6,878	3,783	1,953	2,383	15,431	—	—	91	47,852
Residential home equity and direct:
Current	4,962	2,630	1,717	691	189	425	10,757	3,388	50	24,809
30 - 89 days past due	8	8	10	3	1	3	53	21	—	107
90 days or more past due	—	—	—	—	—	—	5	4	—	9
Nonperforming	2	3	4	1	—	7	48	75	1	141
Total	4,972	2,641	1,731	695	190	435	10,863	3,488	51	25,066
Indirect auto:
Current	10,699	6,691	4,293	2,158	1,081	504	—	—	189	25,615
30 - 89 days past due	119	138	145	97	56	52	—	—	—	607
90 days or more past due	—	—	—	—	—	1	—	—	—	1
Nonperforming	28	48	61	41	21	19	—	—	—	218
Total	10,846	6,877	4,499	2,296	1,158	576	—	—	189	26,441
Indirect other:
Current	4,333	2,724	1,638	937	455	691	—	—	33	10,811
30 - 89 days past due	14	15	15	12	4	4	—	—	—	64
90 days or more past due	1	1	1	—	—	—	—	—	—	3
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,349	2,741	1,655	949	459	697	—	—	33	10,883
Student:
Current	—	21	88	73	61	5,122	—	—	(8)	5,357
30 - 89 days past due	—	—	1	1	1	552	—	—	—	555
90 days or more past due	—	—	—	—	1	867	—	—	—	868
Total	—	21	89	74	63	6,541	—	—	(8)	6,780
Credit card:
Current							4,711	24	—	4,735
30 - 89 days past due							43	2	—	45
90 days or more past due							26	1	—	27
Total	—	—	—	—	—	—	4,780	27	—	4,807
Total	$79,918	$41,719	$34,135	$20,029	$12,253	$36,138	$61,667	$3,515	$139	$289,513
(1)Includes certain deferred fees and costs, unapplied payments, and other adjustments.
Truist Financial Corporation 15

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Mar 31, 2021
Commercial:
Commercial and industrial	$2,204	$(79)	$19	$(8)	$—	$2,136
CRE	573	(4)	1	(26)	—	544
Commercial construction	81	(2)	1	(3)	—	77
Consumer:
Residential mortgage	368	(11)	2	(16)	—	343
Residential home equity and direct	714	(55)	18	30	—	707
Indirect auto	1,198	(105)	22	61	—	1,176
Indirect other	208	(17)	6	(10)	—	187
Student	130	(3)	—	2	2	131
Credit card	359	(40)	9	33	—	361
ALLL	5,835	(316)	78	63	2	5,662
RUFC	364	—	—	(15)	—	349
ACL	$6,199	$(316)	$78	$48	$2	$6,011

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Mar 31, 2022
Commercial:
Commercial and industrial	$1,426	$(31)	$17	$(93)	$—	$1,319
CRE	350	(1)	1	(67)	—	283
Commercial construction	52	(1)	1	1	—	53
Consumer:
Residential mortgage	308	(2)	6	(2)	—	310
Residential home equity and direct	615	(58)	20	(3)	—	574
Indirect auto	1,022	(102)	23	14	—	957
Indirect other	195	(19)	6	29	—	211
Student	117	(6)	—	3	1	115
Credit card	350	(41)	9	30	—	348
ALLL	4,435	(261)	83	(88)	1	4,170
RUFC	260	—	—	(7)	—	253
ACL	$4,695	$(261)	$83	$(95)	$1	$4,423
(1)Includes the amounts for the ALLL for PCD acquisitions, and other activity.

The commercial ALLL decreased $173 million and the consumer ALLL decreased $90 million for the three months ended March 31, 2022. The decrease reflects a continued favorable credit environment tempered by uncertainty associated with inflation, supply chain disruption, rising rates, and geopolitical events.

The RUFC decreased $7 million for the three months ended March 31, 2022. The decrease reflects a continued favorable credit environment.

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

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the March 31, 2022 ACL, unchanged since December 31, 2021. The primary economic forecast shaping the ACL estimate at March 31, 2022 included GDP growth in the mid-single digits followed by a decline to the low-single digits through the end of 2022 and an unemployment rate starting in the low-single digits with improvement through the end of the reasonable and supportable period.

16 Truist Financial Corporation

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The March 31, 2022 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

NPAs

The following table provides a summary of nonperforming loans, excluding LHFS. Interest income recognized on nonperforming loans HFI was immaterial for the three months ended March 31, 2022 and 2021, respectively.

	March 31, 2022		December 31, 2021
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$139	$191	$125	$269
CRE	18	9	12	17
Commercial construction	—	—	—	7
Consumer:
Residential mortgage	5	310	4	292
Residential home equity and direct	3	138	3	138
Indirect auto	3	224	1	217
Indirect other	—	4	—	5
Total	$168	$876	$145	$945

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure.

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Nonperforming loans and leases HFI	$1,044	$1,090
Nonperforming LHFS	39	22
Foreclosed real estate	3	8
Other foreclosed property	49	43
Total nonperforming assets	$1,135	$1,163

Residential mortgage loans in the process of foreclosure	$208	$135

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Performing TDRs:
Commercial:
Commercial and industrial	$104	$147
CRE	5	5
Commercial construction	1	—
Consumer:
Residential mortgage	866	692
Residential home equity and direct	91	98
Indirect auto	392	389
Indirect other	6	7
Student	25	25
Credit card	25	27
Total performing TDRs	1,515	1,390
Nonperforming TDRs	189	152
Total TDRs	$1,704	$1,542
ALLL attributable to TDRs	$87	$102

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

	As of / For the Three Months Ended March 31, 2022
(Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial	$—	$8	$10	$—
Consumer	148	191	329	15
Credit card	2	—	2	1
Re-modification of previously designated TDRs	21	11

	As of / For the Three Months Ended March 31, 2021
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$27	$103	$147	$13
Consumer	75	155	233	13
Credit card	4	—	4	2
Re-modification of previously designated TDRs	14	14

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented. The amount of modified loans that were classified as TDRs during the previous 12 months and experienced a payment default for three months ended March 31, 2022 and 2021 was immaterial. Payment default is defined as movement of the TDR to nonperforming status, foreclosure, or charge-off, whichever occurs first.

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Unearned income, discounts, and net deferred loan fees and costs	$537	$849

18 Truist Financial Corporation

NOTE 6. Goodwill and Other Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2021 quantitative impairment test, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2022, and therefore no triggering event occurred that required a quantitative goodwill impairment test. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2022 reflects the acquisition of Kensington Vanguard National Land Services. Activity during 2021 primarily reflects the acquisitions of Service Finance, LLC, and Constellation Affiliated Partners. Refer to “Note 2. Business Combinations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the acquisitions and “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2021	$15,841	$6,167	$2,439	$24,447
Mergers and acquisitions	1,168	—	556	1,724
Adjustments and other	(139)	(18)	84	(73)
Goodwill, December 31, 2021	16,870	6,149	3,079	26,098
Mergers and acquisitions	—	—	187	187
Adjustments and other	(1)	—	—	(1)
Goodwill, March 31, 2022	$16,869	$6,149	$3,266	$26,284

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	March 31, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,563	$(1,267)	$1,296	$2,563	$(1,190)	$1,373
Other, primarily client relationship intangibles	3,531	(1,134)	2,397	3,116	(1,081)	2,035
Total	$6,094	$(2,401)	$3,693	$5,679	$(2,271)	$3,408

Truist redeemed a noncontrolling equity interest in SunTrust Merchant Services, LLC, and paid cash of $175 million in exchange for the rights to certain merchant banking relations, including relations previously referred by Truist to SunTrust Merchant Services, LLC. Upon completion of this transaction, Truist recognized a gain on the redemption of noncontrolling equity interest of $74 million and $282 million of other intangibles representing the fair value of acquired contractual relationships as of the transaction date. The intangible assets are being amortized over a term of 12 years based upon the estimated economic benefits received.
Truist Financial Corporation 19

NOTE 7. Loan Servicing

The Company acquires servicing rights, and retains servicing rights related to certain of its sales or securitizations of residential mortgages, commercial mortgages, and other consumer loans. Servicing rights are capitalized by the Company as Loan servicing rights on the Consolidated Balance Sheets. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees, late fees, net of curtailment costs, and other ancillary fees.

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
UPB of residential mortgage loan servicing portfolio	$246,664	$246,727
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	195,737	196,011
Mortgage loans sold with recourse	221	244
Maximum recourse exposure from mortgage loans sold with recourse liability	137	155
Indemnification, recourse and repurchase reserves	73	74

As of / For the Three Months Ended March 31, (Dollars in millions)	2022	2021
UPB of residential mortgage loans sold from LHFS	$8,818	$9,489
Pre-tax gains recognized on mortgage loans sold and held for sale	39	119
Servicing fees recognized from mortgage loans serviced for others	145	141
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.31%	0.31%
Weighted average interest rate on mortgage loans serviced for others	3.41	3.76

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Three Months Ended March 31, (Dollars in millions)	2022	2021
Residential MSRs, carrying value, January 1	$2,305	$1,778
Additions	147	174
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	376	219
OAS	(26)	141
Realization of expected net servicing cash flows, passage of time and other	(110)	(209)
Residential MSRs, carrying value, March 31	$2,692	$2,103

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	March 31, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	10.0%	12.8%	11.1%	11.4%	15.3%	13.8%
Effect on fair value of a 10% increase			$(104)			$(113)
Effect on fair value of a 20% increase			(199)			(216)
OAS	1.2%	11.2%	4.3%	1.5%	10.7%	4.2%
Effect on fair value of a 10% increase			$(44)			$(37)
Effect on fair value of a 20% increase			(87)			(73)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.3%			99.3%
Adjustable-rate residential mortgage loans			0.7			0.7
Total			100.0%			100.0%
Weighted average life			6.0 years			5.2 years

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

20 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

	As of/Year-to-Date Ended
(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
UPB of CRE mortgages serviced for others	$37,397	$37,960
CRE mortgages serviced for others covered by recourse provisions	9,938	10,243
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,861	2,958
Recorded reserves related to recourse exposure	15	16
CRE mortgages originated during the year-to-date period	1,557	9,380
Commercial MSRs at fair value	280	280

Other Servicing Activities

The Company had $41 million and $48 million of other loan servicing rights at fair value as of March 31, 2022 and December 31, 2021, respectively.

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	March 31, 2022		December 31, 2021
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,126	$22	$1,168	$22
Lease liabilities	1,529	26	1,600	26
Weighted average remaining term	6.5 years	6.2 years	6.6 years	6.4 years
Weighted average discount rate	2.3%	3.4%	2.3%	3.5%

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Operating lease costs	$85	$85

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

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Assets held under operating leases (1)	$2,034	$2,110
Accumulated depreciation	(524)	(539)
Net	$1,510	$1,571
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $7.5 billion at March 31, 2022 and $7.3 billion December 31, 2021.
Truist Financial Corporation 21

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Securities sold under agreements to repurchase	$2,367	$2,435
Collateral in excess of derivative exposures	380	318
Master notes	683	808
Securities sold short	1,717	1,731
Total short-term borrowings	$5,147	$5,292

The following table presents a summary of long-term debt:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Truist Financial Corporation:
Fixed rate senior notes (1)	$12,038	$13,271
Floating rate senior notes (1)	999	1,348
Fixed rate subordinated notes (2)	927	1,254
Capital notes (2)	621	620
Structured notes (3)	11	11
Truist Bank:
Fixed rate senior notes (1)	9,442	9,545
Floating rate senior notes (1)	2,398	2,399
Fixed rate subordinated notes (2)	4,908	5,043
FHLB advances	860	863
Other long-term debt (4)	1,275	1,263
Nonbank subsidiaries:
Other long-term debt (5)	294	296
Total long-term debt	$33,773	$35,913
(1)Prior period was revised to reclassify certain floating rate senior notes that were reported as fixed rate senior notes at December 31, 2021.
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

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended March 31,
	2022	2021
Cash dividends declared per share	$0.48	$0.45

Share Repurchase Activity

The Board of Directors has authorized the repurchase of up to $4.2 billion of the Company’s common stock through September 30, 2022. At March 31, 2022, Truist had remaining authorization to repurchase $2.6 billion of common stock under the Board approved repurchase plan. The amount of share repurchases is dependent on capital deployment through organic growth and acquisitions, giving consideration to economic and regulatory conditions.

22 Truist Financial Corporation

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

Three Months Ended March 31, 2022 and 2021 (Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2021	$(875)	$(64)	$1,654	$—	$1	$716
OCI before reclassifications, net of tax	28	—	(2,408)	—	1	(2,379)
Amounts reclassified from AOCI:
Before tax	9	47	136	—	—	192
Tax effect	2	11	32	—	—	45
Amounts reclassified, net of tax	7	36	104	—	—	147
Total OCI, net of tax	35	36	(2,304)	—	1	(2,232)
AOCI balance, March 31, 2021	$(840)	$(28)	$(650)	$—	$2	$(1,516)
AOCI balance, January 1, 2022	$(86)	$(9)	$(1,510)	$—	$1	$(1,604)
OCI before reclassifications, net of tax	2	—	(5,036)	—	1	(5,033)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	8	6	61	57	—	132
Tax effect	2	1	14	13	—	30
Amounts reclassified, net of tax	6	5	47	44	—	102
Total OCI, net of tax	8	5	(4,989)	44	1	(4,931)
AOCI balance, March 31, 2022	$(78)	$(4)	$(3,627)	$(2,828)	$2	$(6,535)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income

NOTE 12. Income Taxes

For the three months ended March 31, 2022 and 2021, the provision for income taxes was $330 million and $351 million, respectively, representing effective tax rates of 18.9% and 19.2%, respectively. The lower effective tax rate for the three months ended March 31, 2022 was primarily due to discrete tax expenses resulting from the divestiture of certain businesses in the prior year. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2022	2021
Service cost	Personnel expense	$139	$158
Interest cost	Other expense	88	79
Estimated return on plan assets	Other expense	(269)	(249)
Amortization and other	Other expense	8	8
Net periodic (benefit) cost		$(34)	$(4)

Truist makes contributions to the qualified pension plans up to the maximum deductible for federal income tax purposes. Discretionary contributions totaling $351 million were made to the Truist pension plan during the three months ended March 31, 2022. There are no required contributions for 2022.

Truist Financial Corporation 23

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Mar 31, 2022	Dec 31, 2021
Investments in affordable housing projects:
Carrying amount	Other assets	$4,133	$4,107
Amount of future funding commitments included in carrying amount	Other liabilities	1,346	1,285
Lending exposure	Loans and leases for funded amounts	942	763
Renewable energy investments:
Carrying amount	Other assets	199	257
Amount of future funding commitments not included in carrying amount	NA	70	71
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,925	1,822
Amount of future funding commitments not included in carrying amount	NA	435	411

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2022	2021
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$127	$120
Other community development investments	Provision for income taxes	23	23
Renewable energy investments	NA (1)	37	39
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$124	$119
Other community development investments	Other noninterest income	19	19
Renewable energy investments	Other noninterest income	4	—
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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Commitments to extend, originate, or purchase credit	$202,695	$198,658
Residential mortgage loans sold with recourse	221	244
CRE mortgages serviced for others covered by recourse provisions	9,938	10,243
Other loans serviced for others covered by recourse provisions	594	588
Letters of credit	5,818	5,568

24 Truist Financial Corporation

Total Return Swaps

The Company facilitates matched book TRS transactions on behalf of clients, whereby a VIE purchases reference assets identified by a client and the Company enters into a TRS with the VIE, with a mirror-image TRS facing the client. The Company provides senior financing to the VIE in the form of demand notes to fund the purchase of the reference assets. Reference assets are typically fixed income instruments primarily composed of syndicated bank loans. The TRS contracts pass through interest and other cash flows on the reference assets to the third party clients, along with exposing those clients to decreases in value on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial margin collateral, as well as ongoing margin as the fair values of the underlying reference assets change. The following table provides a summary of the TRS transactions with VIE purchases. VIE assets include trading loans and bonds:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Total return swaps:
VIE assets	$1,627	$1,519
Trading loans and bonds	1,602	1,491
VIE liabilities	104	50

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

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Pledged securities	$28,614	$29,678
Pledged loans:
FRB	70,815	73,349
FHLB	60,151	64,698
Unused borrowing capacity:
FRB	51,876	52,170
FHLB	45,961	49,244

Litigation and Regulatory Matters

Truist and/or its subsidiaries are routinely named as defendants in or parties to numerous actual or threatened legal proceedings, including civil litigation and regulatory investigations or enforcement matters, arising from the ordinary conduct of its regular business activities. The matters range from individual actions involving a single plaintiff to class action lawsuits with many class members and can involve claims for substantial or indeterminate alleged damages or for injunctive or other relief. Investigations may involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations, and could result in fines, penalties, restitution, and/or alterations in Truist’s business practices. These legal proceedings are at varying stages of adjudication, arbitration, or investigation and may consist of a variety of claims, including common law tort and contract claims, as well as statutory antitrust, securities, and consumer protection claims. The ultimate resolution of any proceeding and the timing of such resolution is uncertain and inherently difficult to predict. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations, or consolidated cash flows of Truist, or cause significant reputational consequences.

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

Truist Financial Corporation 25

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of March 31, 2022. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. In addition, the matters underlying this estimate will change from time to time. Estimated losses are based upon currently available information and involve considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors.

For certain matters, Truist may be unable to estimate the loss or range of loss, even if it believes that a loss is probable or reasonably possible, until developments in the case provide additional information sufficient to support such an estimate. Such matters are not accrued for and are not reflected in the estimate of reasonably possible losses.

The following is a description of a certain legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. On April 8, 2020, the Company filed a motion seeking to narrow the scope of this class, and on May 29, 2020, it filed a renewed motion to compel arbitration of the claims of some of the class members. On February 9, 2021, the trial court denied both motions as premature but held that the issues could be raised again after the conclusion of discovery, which is currently underway. The Company believes that the claims are without merit.

26 Truist Financial Corporation

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$965	$—	$965	$—	$—
GSE	391	—	391	—	—
Agency MBS - residential	1,164	—	1,164	—	—
Agency MBS - commercial	52	—	52	—	—
States and political subdivisions	69	—	69	—	—
Corporate and other debt securities	1,023	—	1,023	—	—
Loans	1,933	—	1,933	—	—
Other	323	273	50	—	—
Total trading assets	5,920	273	5,647	—	—
AFS securities:
U.S. Treasury	9,412	—	9,412	—	—
GSE	245	—	245	—	—
Agency MBS - residential	68,238	—	68,238	—	—
Agency MBS - commercial	2,659	—	2,659	—	—
States and political subdivisions	370	—	370	—	—
Non-agency MBS	3,803	—	3,803	—	—
Other	26	—	26	—	—
Total AFS securities	84,753	—	84,753	—	—
LHFS at fair value	3,364	—	3,364	—	—
Loans and leases	21	—	—	21	—
Loan servicing rights at fair value	3,013	—	—	3,013	—
Other assets:
Derivative assets	2,113	739	2,989	7	(1,622)
Equity securities	1,024	812	212	—	—
Total assets	$100,208	$1,824	$96,965	$3,041	$(1,622)
Liabilities:
Derivative liabilities	$1,482	$360	$4,128	$81	$(3,087)
Securities sold short	1,717	13	1,704	—	—
Total liabilities	$3,199	$373	$5,832	$81	$(3,087)

Truist Financial Corporation 27

December 31, 2021 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$125	$—	$125	$—	$—
GSE	306	—	306	—	—
Agency MBS - residential	1,016	—	1,016	—	—
Agency MBS - commercial	13	—	13	—	—
States and political subdivisions	91	—	91	—	—
Corporate and other debt securities	738	—	738	—	—
Loans	1,791	—	1,791	—	—
Other	343	285	58	—	—
Total trading assets	4,423	285	4,138	—	—
AFS securities:
U.S. Treasury	9,795	—	9,795	—	—
GSE	1,698	—	1,698	—	—
Agency MBS - residential	134,042	—	134,042	—	—
Agency MBS - commercial	2,882	—	2,882	—	—
States and political subdivisions	420	—	420	—	—
Non-agency MBS	4,258	—	4,258	—	—
Other	28	—	28	—	—
Total AFS securities	153,123	—	153,123	—	—
LHFS at fair value	3,544	—	3,544	—	—
Loans and leases	23	—	—	23	—
Loan servicing rights at fair value	2,633	—	—	2,633	—
Other assets:
Derivative assets	2,370	887	3,110	30	(1,657)
Equity securities	1,066	967	99	—	—
Total assets	$167,182	$2,139	$164,014	$2,686	$(1,657)
Liabilities:
Derivative liabilities	$586	$438	$3,056	$42	$(2,950)
Securities sold short	1,731	8	1,723	—	—
Total liabilities	$2,317	$446	$4,779	$42	$(2,950)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At March 31, 2022 and December 31, 2021, investments totaling $495 million and $440 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2021.
28 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended March 31, 2022 and 2021 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2021	$—	$2,023	$172
Total realized and unrealized gains (losses):
Included in earnings	—	374	(164)
Issuances	—	192	96
Settlements	—	(224)	(114)
Balance at March 31, 2021	$—	$2,365	$(10)
Balance at January 1, 2022	$23	$2,633	$(12)
Total realized and unrealized gains (losses):
Included in earnings	—	357	(170)
Issuances	—	158	17
Settlements	—	(135)	91
Other	(2)	—	—
Balance at March 31, 2022	$21	$3,013	$(74)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2022	$—	$357	$(45)
Primary income statement location of realized gains (losses) included in earnings	Other income	Residential mortgage income and Commercial mortgage income	Residential mortgage income and Commercial mortgage income

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	March 31, 2022			December 31, 2021
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,933	$1,944	$(11)	$1,791	$1,784	$7
Loans and leases	21	23	(2)	23	35	(12)
LHFS at fair value	3,364	3,405	(41)	3,544	3,450	94

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Carrying value:
LHFS	$141	$101
Loans and leases	429	443
Other	52	100

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Valuation adjustments:
LHFS	$(3)	$(16)
Loans and leases	(97)	(154)
Other	(139)	(95)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $662 million and $1.2 billion of LHFS carried at cost at March 31, 2022 and December 31, 2021, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value. LHFS that were classified as nonperforming and LHFS that were 90 days or more past due and still accruing interest were not material at March 31, 2022 and December 31, 2021.

Truist Financial Corporation 29

Loans and leases consists of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated statement of income. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional discussion of individually evaluated loans and leases.

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

		March 31, 2022		December 31, 2021
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$61,662	$59,124	$1,494	$1,495
Loans and leases HFI, net of ALLL	Level 3	285,890	282,709	285,055	284,914
Financial liabilities:
Time deposits	Level 2	14,476	14,582	15,886	16,017
Long-term debt	Level 2	33,773	33,275	35,913	36,251

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $253 million and $260 million at March 31, 2022 and December 31, 2021, respectively.
30 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company. Truist held no cash flow hedges as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	$7,043	$—	$(34)	$12,690	$—	$(6)
Swaps hedging AFS securities	7,098	—	—	12,711	—	(2)
Total	14,141	—	(34)	25,401	—	(8)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	153,378	733	(1,320)	150,223	1,716	(733)
Options	30,904	113	(95)	23,659	43	(30)
Forward commitments	4,118	29	(14)	2,404	2	(5)
Other	2,572	—	(1)	2,927	—	—
Equity contracts	39,530	1,275	(1,630)	34,232	1,582	(2,089)
Credit contracts:
Loans and leases	630	—	(1)	570	—	(2)
Risk participation agreements	7,330	—	(3)	8,145	—	(4)
Total return swaps	1,515	8	(5)	1,445	3	(19)
Foreign exchange contracts	18,663	207	(204)	16,102	160	(156)
Commodity	6,338	1,152	(1,144)	4,641	475	(468)
Total	264,978	3,517	(4,417)	244,348	3,981	(3,506)
Mortgage banking:
Interest rate contracts:
Swaps	1,016	3	—	441	—	—
Interest rate lock commitments	3,911	7	(51)	4,163	30	(7)
When issued securities, forward rate agreements and forward commitments	7,129	147	(1)	6,913	7	(15)
Other	357	2	—	424	1	—
Total	12,413	159	(52)	11,941	38	(22)
MSRs:
Interest rate contracts:
Swaps	19,634	1	—	12,837	—	—
Options	5,237	39	—	101	1	—
When issued securities, forward rate agreements and forward commitments	2,856	19	(66)	3,927	7	—
Other	1,273	—	—	2,017	—	—
Total	29,000	59	(66)	18,882	8	—
Total derivatives not designated as hedges	306,391	3,735	(4,535)	275,171	4,027	(3,528)
Total derivatives	$320,532	3,735	(4,569)	$300,572	4,027	(3,536)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,290)	1,290		(1,312)	1,312
Cash collateral (received) posted for amounts subject to master netting arrangements		(332)	1,797		(345)	1,638
Net amount		$2,113	$(1,482)		$2,370	$(586)

Truist Financial Corporation 31

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

March 31, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,787	$(1,270)	$1,517	$—	$1,517
Derivatives not subject to master netting arrangement or similar arrangement	209	—	209	—	209
Exchange traded derivatives	739	(352)	387	—	387
Total derivative assets	$3,735	$(1,622)	$2,113	$—	$2,113
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,819)	$2,735	$(1,084)	$64	$(1,020)
Derivatives not subject to master netting arrangement or similar arrangement	(390)	—	(390)	—	(390)
Exchange traded derivatives	(360)	352	(8)	—	(8)
Total derivative liabilities	$(4,569)	$3,087	$(1,482)	$64	$(1,418)

December 31, 2021 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,752	$(1,221)	$1,531	$(1)	$1,530
Derivatives not subject to master netting arrangement or similar arrangement	388	—	388	—	388
Exchange traded derivatives	887	(436)	451	—	451
Total derivative assets	$4,027	$(1,657)	$2,370	$(1)	$2,369
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,873)	$2,514	$(359)	$66	$(293)
Derivatives not subject to master netting arrangement or similar arrangement	(225)	—	(225)	—	(225)
Exchange traded derivatives	(438)	436	(2)	—	(2)
Total derivative liabilities	$(3,536)	$2,950	$(586)	$66	$(520)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	March 31, 2022			December 31, 2021
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities (1)	$48,429	$(441)	$(5)	$108,758	$(400)	$(150)
Loans and leases	377	—	12	382	—	12
Long-term debt	24,562	(355)	361	27,361	(137)	629
(1)The amortized cost of AFS securities was $51.3 billion at March 31, 2022 and $110.6 billion at December 31, 2021.

32 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$—	$(1)
Short-term borrowings	—	(5)
Long-term debt	(6)	(5)
Total	$(6)	$(11)
Pre-tax gain (loss) reclassified from AOCI into other expense: (1)
Deposits	$—	$(12)
Short-term borrowings	—	(20)
Long-term debt	—	(4)
Total	$—	$(36)
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
AFS securities:
Amounts related to interest settlements	$(5)	$(11)
Recognized on derivatives	414	524
Recognized on hedged items	(402)	(526)
Net income (expense) recognized	7	(13)
Loans and leases:
Amounts related to interest settlements	—	—
Recognized on derivatives	—	—
Recognized on hedged items	(1)	(1)
Net income (expense) recognized	(1)	(1)
Long-term debt:
Amounts related to interest settlements	16	—
Recognized on derivatives	(429)	—
Recognized on hedged items	486	79
Net income (expense) recognized	73	79
Net income (expense) recognized, total	$79	$65

The following table presents information about the Company’s terminated cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Cash flow hedges:
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	$(4)	$(9)
Estimated portion of net after-tax gain (loss) on terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(4)	(9)
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2030) (1)	$856	$767
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	216	231
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $502 million at March 31, 2022.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.
Truist Financial Corporation 33

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2022	2021
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$56	$102
Foreign exchange contracts	Investment banking and trading income and other income	32	26
Equity contracts	Investment banking and trading income and other income	5	(8)
Credit contracts	Investment banking and trading income and other income	8	(34)
Commodity contracts	Investment banking and trading income	5	2
Mortgage banking:
Interest rate contracts	Residential mortgage income	261	91
Interest rate contracts	Commercial mortgage income	(1)	(1)
MSRs:
Interest rate contracts	Residential mortgage income	(349)	(333)
Interest rate contracts	Commercial mortgage income	(9)	(12)
Total		$8	$(167)

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At March 31, 2022, the remaining terms on these risk participations ranged from less than one year to 16 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Risk participation agreements:
Maximum potential amount of exposure	$327	$521
Total return swaps:
Cash collateral held	323	290

34 Truist Financial Corporation

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Dealer and other counterparties:
Cash and other collateral received from counterparties	$332	$346
Derivatives in a net gain position secured by collateral received	450	506
Unsecured positions in a net gain with counterparties after collateral postings	79	143
Cash collateral posted to counterparties	1,861	1,704
Derivatives in a net loss position secured by collateral	2,196	2,591
Additional collateral that would have been posted had the Company’s credit ratings dropped below investment grade	2	3
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	—	31
Derivatives in a net loss position	7	18
Derivatives in a net gain position	86	—
Securities pledged to central counterparties clearing	797	904

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2022	2021
Net income available to common shareholders	$1,327	$1,334
Weighted average number of common shares	1,329,037	1,345,666
Effect of dilutive outstanding equity-based awards	12,526	13,266
Weighted average number of diluted common shares	1,341,563	1,358,932
Basic EPS	$1.00	$0.99
Diluted EPS	$0.99	$0.98
Anti-dilutive awards	—	376

NOTE 18. Operating Segments

Truist operates and measures business activity across three segments: CB&W, C&CB, and IH, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. For additional information, see “Note 21. Operating Segments” of the Annual Report on Form 10-K for the year ended December 31, 2021.

Truist Financial Corporation 35

The following table presents results by segment:

Three Months Ended March 31, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$1,529	$1,753	$1,093	$1,208	$24	$24	$537	$300	$3,183	$3,285
Net intersegment interest income (expense)	649	231	156	72	—	—	(805)	(303)	—	—
Segment net interest income	2,178	1,984	1,249	1,280	24	24	(268)	(3)	3,183	3,285
Allocated provision for credit losses	74	100	(150)	(35)	—	1	(19)	(18)	(95)	48
Segment net interest income after provision	2,104	1,884	1,399	1,315	24	23	(249)	15	3,278	3,237
Noninterest income	950	920	619	692	737	633	(164)	(48)	2,142	2,197
Amortization of intangibles	73	79	33	38	31	27	—	—	137	144
Other noninterest expense	1,846	1,836	724	737	529	453	438	440	3,537	3,466
Income (loss) before income taxes	1,135	889	1,261	1,232	201	176	(851)	(473)	1,746	1,824
Provision (benefit) for income taxes	271	208	276	266	49	43	(266)	(166)	330	351
Segment net income (loss)	$864	$681	$985	$966	$152	$133	$(585)	$(307)	$1,416	$1,473

Identifiable assets (period end)	$160,220	$159,541	$184,834	$183,241	$10,292	$8,062	$188,633	$166,693	$543,979	$517,537
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

36 Truist Financial Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-Q, other information contained in this document, as well as with Truist’s Annual Report on Form 10-K for the year ended December 31, 2021.

Regulatory Considerations

The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the financial system, rather than for the protection of shareholders and creditors. Truist is subject to banking laws and regulations, and various other laws and regulations, which affect the operations and management of Truist and its ability to make distributions to shareholders. Truist and its subsidiaries are also subject to supervision and examination by multiple regulators. The descriptions below summarize updates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2021 to state and federal laws to which Truist is subject. These descriptions do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions. Refer to Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures.

In March 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain contracts under certain circumstances with a SOFR-based rate to be established in a forthcoming FRB rule that incorporates a spread adjustment specified in the statute. While some states have already adopted LIBOR legislation, the federal legislation expressly preempts any provision of any state or local law, statute, rule, regulation, or standard.

Executive Overview

The first quarter of 2022 marked a pivotal turning point for Truist as we completed our final core bank conversion and are positioned to focus on executional excellence. Our financial results for the first quarter of 2022 were solid, though underlying results were mixed in light of market volatility and geopolitical uncertainty. The continued favorable credit environment also led to a strong credit performance and a benefit from the provision for credit losses. Revenues were lower as a result of a challenging environment for investment banking and mortgage, but we remain confident in our outlook given expectations for higher interest rates, our diverse business model, and continued expense discipline. At the same time, we acknowledge the increasing uncertainty presented by a range of geopolitical and economic risks. See below for further updates on our final integration and ESG efforts and a more detailed discussion of our first quarter financial performance.

Merger Integration

Truist completed our largest conversion event during the first quarter of 2022, transitioning nearly seven million clients to the Truist ecosystem and rebranding more than 6,000 signs at branches, ATMs, and other locations. We now operate officially as one brand and one bank to our clients. This accomplishment was possible because of the expertise, purposeful commitment, and hard work of thousands of teammates. We remain guided by our purpose as we continue supporting our clients through the transition and look forward to shifting our focus to executional excellence and purposeful growth throughout this year.

ESG

Environmental

•Truist has joined the Partnership for Carbon Accounting Financials, and set 2030 goals to reduce Scope 1 and Scope 2 emissions by 35% each, and to reduce water consumption by 25%, relative to 2019.
•We announced our goal to achieve net zero greenhouse gas emissions by 2050, supporting our clients’ transition to a low-carbon economy.

Truist Financial Corporation 37

Social

•Truist continued to be ahead of schedule with regard to our $60 billion Community Benefits Plan commitment.
•In January 2022, Truist announced Truist One Banking, a first-of-its-kind approach to the checking account experience, designed to address clients’ direct feedback. Truist One Banking will be available to clients beginning in the summer of 2022. The Truist One checking account features will include: no overdraft fees; a $100 negative balance buffer for qualifying clients; an easily accessible, deposit-based line of credit of up to $750; and premium rewards that instantly recognize relationships and honor loyalty. In addition, Truist will offer an alternative checking account product created for clients who are new to credit and want simplicity and control without overdraft fees. It will help clients avoid high fees from check-cashing and payday lenders, bring many more households into mainstream banking, and create a pathway to upgrade to a Truist One checking account.
•In March 2022, Truist issued its first Social Bond Impact Report, which details the investments made from the bond proceeds and underscores the Company's commitment to advancing its ESG goals.
•In March 2022, Truist partnered with Connect Humanity to provide internet connectivity to historically marginalized communities.

Governance

•Truist made several leadership changes during 2022 as we continued to execute on the strategy first agreed upon in the Merger. Effective March 12, 2022, William H. Rogers, Jr. was appointed chairman of the board and Thomas E. Skains was appointed lead independent director. Rogers succeeds Kelly S. King, who stepped down from the role of chairman as previously announced. Skains succeeds David M. Ratcliffe. Both King and Ratcliffe remain on the board.
•In March 2022, Truist appointed Dontá L. Wilson to lead Retail and Small Business Banking. In his new role, Wilson will oversee Truist's branches across the Southeast, Mid-Atlantic, and Texas; ATMs; mortgage; card-based services; retail payments; deposit and loan products; small business delivery; retail loan approval channels; and brand, sports, performance, and digital marketing. Wilson assumes these responsibilities from Brant J. Standridge, who left Truist to pursue a new opportunity.
•In January 2022, Truist appointed Denise M. DeMaio as Chief Audit Officer, effective February 28, 2022. Denise joined the Executive Leadership team, leading Truist’s internal audit function, and providing counsel to senior management on emerging risk trends from the vantage points of governance, processes, technologies and reporting.

Financial Results

Net income available to common shareholders for the first quarter of 2022 of $1.3 billion was relatively stable compared with the first quarter of 2021. On a diluted per common share basis, earnings for the first quarter of 2022 were $0.99, an increase of $0.01 compared to the first quarter of 2021. Truist’s results of operations for the first quarter of 2022 produced an annualized return on average assets of 1.07% and an annualized return on average common shareholders’ equity of 9.0% compared to prior year returns of 1.17% and 8.7%, respectively. Results for the first quarter of 2022 included merger-related and restructuring charges of $216 million ($166 million after-tax), incremental operating expenses related to the Merger of $202 million ($155 million after-tax), a gain on the redemption of noncontrolling equity interest of $74 million ($57 million after-tax) related to the acquisition of certain merchant services relationships, and net losses on the sales of securities of $69 million ($53 million after-tax). Results for the first quarter of 2021 included $141 million ($108 million after-tax) of merger-related and restructuring charges, $175 million ($134 million after-tax) of incremental operating expenses related to the Merger, and an acceleration of loss recognition related to certain terminated cash flow hedges of $36 million ($28 million after-tax).

On a TE basis, revenue was $5.4 billion for the first quarter of 2022, a decrease of $159 million, or 2.9%, compared to the same period in 2021. TE net interest income for the first quarter of 2022 was down $104 million, or 3.1%, compared to the earlier quarter due to lower purchase accounting accretion, lower PPP fees, and a decrease in loan balances. These decreases were partially offset by growth in the securities portfolio and lower funding costs. Average earning assets increased $26.0 billion, or 5.9%, compared to the earlier quarter. The increase in average earning assets reflects a $30.4 billion, or 25%, increase in average securities, a $1.5 billion, or 8.7%, increase in average other earning assets, and a $1.1 billion, or 23%, increase in average interest earning trading assets, while average total loans and leases decreased $7.1 billion, or 2.4%. The growth in average earning assets is a result of the deployment of strong deposit growth resulting from fiscal and monetary stimulus. Average deposits increased $32.1 billion, or 8.4%, compared to the earlier quarter, while average long-term debt decreased $2.5 billion, or 6.6%.

Net interest margin was 2.76%, down 25 basis points compared to the earlier quarter. The yield on the total loan portfolio for the first quarter of 2022 was 3.69%, down 40 basis points compared to the earlier quarter, reflecting the impact of lower purchase accounting accretion, lower PPP fees, and the ongoing impact of the lower rate environment. The yield on the average securities portfolio was 1.68%, up 23 basis points compared to the earlier quarter primarily due to higher yields on new purchases and lower premium amortization.

38 Truist Financial Corporation

The provision for credit losses was a benefit of $95 million, compared to a cost of $48 million for the earlier quarter. The current quarter includes a reserve release due to the continued favorable credit environment. Net charge-offs for the first quarter of 2022 totaled $178 million compared to $238 million in the earlier quarter. The net charge-off ratio for the current quarter of 0.25% was down eight basis points compared to the earlier quarter.

Noninterest income for the first quarter of 2022 decreased $55 million, or 2.5%, compared to the earlier quarter. The first quarter of 2022 includes net securities losses of $69 million and the gain on the redemption of noncontrolling equity interest (other income) of $74 million. The earlier quarter included a gain of $37 million from the divestiture of certain businesses (other income). Excluding the aforementioned items, noninterest income was down $23 million, or 1.1%. Insurance income increased $101 million, or 16%, due to continued organic growth and acquisitions. Investment banking and trading income decreased $85 million, or 25%, due to lower high yield bond and equity originations fees, lower core trading income, and lower CVA gains, partially offset by higher structured real estate fees. Residential mortgage income decreased $11 million, or 11%, as lower production income (due to margins and refinance volumes) was largely offset by higher servicing income (due to lower prepayments). Excluding the gain on the redemption of noncontrolling equity interest, the gain in the earlier quarter from the divestiture of certain businesses and a $67 million decrease for assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, other income increased $56 million, due to higher investment income from the Company's SBIC and other investments.

Noninterest expense for the first quarter of 2022 was up $64 million, or 1.8%, compared to the earlier quarter. Merger-related and restructuring charges increased $75 million due to costs for client day one conversions. Incremental operating expenses related to the Merger increased $27 million, primarily reflected in net occupancy expense in connection with updating the branch network to incorporate the Truist brand. The prior quarter also includes $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges and a small gain on the extinguishment of debt. Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense was relatively stable compared to the earlier quarter. Personnel expense decreased $91 million, or 4.2%, due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits, lower incentives (due to declines in noninterest income), and lower salaries driven by fewer FTEs. Additionally, other expense increased $29 million due to increased operational losses, software expense increased $22 million, and marketing and customer development expense increased $18 million due to increased branding efforts.

The provision for income taxes was $330 million for the first quarter of 2022, compared to $351 million for the earlier quarter. The effective tax rate for the first quarter of 2022 was 18.9%, compared to 19.2% for the earlier quarter, primarily due to discrete tax expenses resulting from the divestiture of certain businesses in the prior year.

Truist’s total assets at March 31, 2022 were $544.0 billion, an increase of $2.7 billion, or 0.5%, compared to December 31, 2021. Total deposits at March 31, 2022 were $428.3 billion, an increase of $11.8 billion, or 2.8%, compared to December 31, 2021. In April 2022, Truist redeemed $800 million notional of FHLB advances, which resulted in a gain on early extinguishment of long-term debt of $39 million.

Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies.

Asset quality remains excellent, reflecting Truist’s prudent risk culture, diverse portfolio, and the continued favorable credit environment.

Truist maintained strong capital and liquidity. As of March 31, 2022, the CET1 ratio was 9.4% and the average LCR was 111%. The 20 basis point decline compared to the fourth quarter 2021 CET1 ratio reflects capital deployed through the acquisition of Kensington Vanguard National Land Services, the acquisition of certain merchant services relationships, an increase in risk-weighted assets, and the impact from the phase-in of the CECL transition relief. Additionally, the Company had $1.7 billion of senior long-term debt maturities and redemptions. Truist declared common dividends of $0.48 per share in the first quarter of 2022, resulting in dividend and total payout ratios of 48%.
Truist Financial Corporation 39

Analysis of Results of Operations

Net Interest Income and NIM

First Quarter 2022 compared to First Quarter 2021

Net interest income for the first quarter of 2022 was down $104 million, or 3.1%, compared to the earlier quarter due to lower purchase accounting accretion, lower PPP fees, and a decrease in loan balances. These decreases were partially offset by growth in the securities portfolio and lower funding costs. Average earning assets increased $26.0 billion, or 5.9%, compared to the earlier quarter. The increase in average earning assets reflects a $30.4 billion, or 25%, increase in average securities, a $1.5 billion, or 8.7%, increase in average other earning assets, and a $1.1 billion, or 23%, increase in average interest earning trading assets, while average total loans and leases decreased $7.1 billion, or 2.4%. The growth in average earning assets is a result of the deployment of strong deposit growth resulting from fiscal and monetary stimulus. Average deposits increased $32.1 billion, or 8.4%, compared to the earlier quarter, while average long-term debt decreased $2.5 billion, or 6.6%.

Net interest margin was 2.76%, down 25 basis points compared to the earlier quarter. The yield on the total loan portfolio for the first quarter of 2022 was 3.69%, down 40 basis points compared to the earlier quarter, reflecting the impact of lower purchase accounting accretion, lower PPP fees, and the ongoing impact of the lower rate environment. The yield on the average securities portfolio was 1.68%, up 23 basis points compared to the earlier quarter primarily due to higher yields on new purchases and lower premium amortization.

The average cost of total deposits was 0.03%, down two basis points compared to the earlier quarter. The average cost of short-term borrowings was 0.60%, down 22 basis points compared to the earlier quarter. The average cost of long-term debt was 1.50%, down seven basis points compared to the earlier quarter. The lower rates on interest-bearing liabilities reflect the impact of repricing of liabilities at lower rates.

As of March 31, 2022, the remaining unamortized fair value marks on the loan and lease portfolio, deposits, and long-term debt were $1.1 billion, $5 million, and $122 million, respectively. As of December 31, 2021, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $1.3 billion, $7 million, and $139 million, respectively.

The remaining unamortized fair value mark on loans and leases consist of $624 million for consumer loans and leases, and $495 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
40 Truist Financial Corporation

Table 1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2022	2021	2022	2021	2022	2021		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$9,890	$1,759	0.72%	0.89%	$18	$4	$14	$(1)	$15
GSE	1,120	1,839	2.13	2.33	6	11	(5)	(1)	(4)
Agency MBS	137,052	118,171	1.72	1.44	590	426	164	90	74
States and political subdivisions	374	444	3.72	3.52	3	4	(1)	—	(1)
Non-agency MBS	4,224	—	2.25	—	24	—	24	—	24
Other	27	33	2.04	1.92	—	—	—	—	—
Total securities	152,687	122,246	1.68	1.45	641	445	196	88	108
Interest earning trading assets	5,837	4,742	3.04	2.79	43	32	11	3	8
Other earning assets (3)	18,932	17,417	0.63	0.37	30	16	14	13	1
Loans and leases, net of unearned income: (4)
Commercial and industrial	138,872	141,026	2.88	3.14	987	1,093	(106)	(90)	(16)
CRE	23,555	26,211	2.84	2.90	168	189	(21)	(4)	(17)
Commercial Construction	5,046	6,557	3.05	3.04	35	48	(13)	—	(13)
Residential mortgage	47,976	45,823	3.57	4.42	428	507	(79)	(102)	23
Residential home equity and direct	24,883	25,658	5.38	5.81	330	368	(38)	(27)	(11)
Indirect auto	26,088	26,363	5.56	6.56	357	426	(69)	(65)	(4)
Indirect other	10,860	10,848	6.32	6.98	169	187	(18)	(18)	—
Student	6,648	7,519	3.86	3.96	63	73	(10)	(2)	(8)
Credit card	4,682	4,645	8.97	9.24	104	106	(2)	(3)	1
Total loans and leases HFI	288,610	294,650	3.70	4.11	2,641	2,997	(356)	(311)	(45)
LHFS	3,874	4,891	2.87	2.59	28	32	(4)	3	(7)
Total loans and leases	292,484	299,541	3.69	4.09	2,669	3,029	(360)	(308)	(52)
Total earning assets	469,940	443,946	2.90	3.20	3,383	3,522	(139)	(204)	65
Nonearning assets	66,041	64,887
Total assets	$535,981	$508,833
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$112,159	$104,744	0.05	0.06	14	15	(1)	(2)	1
Money market and savings	141,500	129,303	0.03	0.03	11	10	1	—	1
Time deposits	15,646	20,559	0.18	0.44	7	22	(15)	(11)	(4)
Total interest-bearing deposits (6)	269,305	254,606	0.05	0.07	32	47	(15)	(13)	(2)
Short-term borrowings	6,944	6,731	0.60	0.82	10	14	(4)	(4)	—
Long-term debt	35,337	37,820	1.50	1.57	132	148	(16)	(6)	(10)
Total interest-bearing liabilities	311,586	299,157	0.22	0.28	174	209	(35)	(23)	(12)
Noninterest-bearing deposits (6)	145,933	128,579
Other liabilities	11,664	11,050
Shareholders’ equity	66,798	70,047
Total liabilities and shareholders’ equity	$535,981	$508,833
Average interest-rate spread			2.68%	2.92%
NIM/net interest income - taxable equivalent			2.76%	3.01%	$3,209	$3,313	$(104)	$(181)	$77
Taxable-equivalent adjustment					$26	$28
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
(5) Represents daily average balances. Excludes basis adjustments for fair value hedges.
(6) Total deposit costs were 0.03% and 0.05% for the three months ended March 31, 2022 and 2021, respectively.
Truist Financial Corporation 41

Provision for Credit Losses

First Quarter 2022 compared to First Quarter 2021

The provision for credit losses was a benefit of $95 million, compared to a cost of $48 million for the earlier quarter. The current quarter includes a reserve release due to the continued favorable credit environment. Net charge-offs for the first quarter of 2022 totaled $178 million compared to $238 million in the earlier quarter. The net charge-off ratio for the current quarter of 0.25% was down eight basis points compared to the earlier quarter.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Insurance income	$727	$626	16.1%
Investment banking and trading income	261	346	(24.6)
Wealth management income	343	341	0.6
Service charges on deposits	252	258	(2.3)
Card and payment related fees	212	200	6.0
Residential mortgage income	89	100	(11.0)
Lending related fees	85	100	(15.0)
Operating lease income	58	68	(14.7)
Commercial mortgage income	32	33	(3.0)
Income from bank-owned life insurance	51	50	2.0
Securities gains (losses)	(69)	—	NM
Other income	101	75	34.7
Total noninterest income	$2,142	$2,197	(2.5)

First Quarter 2022 compared to First Quarter 2021

Noninterest income for the first quarter of 2022 decreased $55 million, or 2.5%, compared to the earlier quarter. The first quarter of 2022 includes net securities losses of $69 million and the gain on the redemption of noncontrolling equity interest (other income) of $74 million. The earlier quarter included a gain of $37 million from the divestiture of certain businesses (other income). Excluding the aforementioned items, noninterest income was down $23 million, or 1.1%. Insurance income increased $101 million, or 16%, due to continued organic growth and acquisitions. Investment banking and trading income decreased $85 million, or 25%, due to lower high yield bond and equity originations fees, lower core trading income, and lower CVA gains, partially offset by higher structured real estate fees. Residential mortgage income decreased $11 million, or 11%, as lower production income (due to lower margins and refinance volumes) was largely offset by higher servicing income (due to lower prepayments). Excluding the gain on the redemption of noncontrolling equity interest, the gain in the earlier quarter from the divestiture of certain businesses and a $67 million decrease for assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, other income increased $56 million, due to higher investment income from the Company’s SBIC and other investments.

42 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Personnel expense	$2,051	$2,142	(4.2)%
Professional fees and outside processing	363	350	3.7
Software expense	232	210	10.5
Net occupancy expense	208	209	(0.5)
Amortization of intangibles	137	144	(4.9)
Equipment expense	118	113	4.4
Marketing and customer development	84	66	27.3
Operating lease depreciation	48	50	(4.0)
Loan-related expense	44	54	(18.5)
Regulatory costs	35	25	40.0
Merger-related and restructuring charges	216	141	53.2
Loss (gain) on early extinguishment of debt	—	(3)	(100.0)
Other expense	138	109	26.6
Total noninterest expense	$3,674	$3,610	1.8

First Quarter 2022 compared to First Quarter 2021

Noninterest expense for the first quarter of 2022 was up $64 million, or 1.8%, compared to the earlier quarter. Merger-related and restructuring charges increased $75 million due to costs for client day one conversions. Incremental operating expenses related to the merger increased $27 million, primarily reflected in net occupancy expense in connection with updating the branch network to incorporate the Truist brand. The prior quarter also includes $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges and a small gain on the extinguishment of debt. Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense was relatively stable compared to the earlier quarter. Personnel expense decreased $91 million, or 4.2%, due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits, lower incentives (due to declines in noninterest income), and lower salaries driven by fewer FTEs. Additionally, other expense increased $29 million due to increased operational losses, software expense increased $22 million, and marketing and customer development expense increased $18 million due to increased branding efforts.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2022 and 2021 merger-related and restructuring costs primarily reflect charges as a result of the Merger, including costs for severance and other benefits, costs related to exiting facilities, and other restructuring initiatives.

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended March 31, 2022
(Dollars in millions)	Accrual at Jan 1, 2022	Expense	Utilized	Accrual at Mar 31, 2022
Severance and personnel-related	$77	$37	$(72)	$42
Occupancy and equipment	—	98	(98)	—
Professional services	37	64	(64)	37
Systems conversion and related costs	—	20	(17)	3
Other	12	(3)	(2)	7
Total (1)	$126	$216	$(253)	$89
(1)Related to the Merger, the Company recognized $208 million for the three months ended March 31, 2022. At March 31, 2022, the Company had an accrual of $81 million related to the Merger. The remaining expense and accrual relate to other restructuring activities.

Truist Financial Corporation 43

Segment Results

Truist operates and measures business activity across three segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings, with functional activities included in Other, Treasury, and Corporate. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. See “Note 18. Operating Segments” herein and “Note 21. Operating Segments” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures related to Truist’s reportable business segments, including additional details related to results of operations. Fluctuations in noninterest income and noninterest expense are more fully discussed in the Noninterest Income and Noninterest Expense sections above.

Table 5: Net Income by Reportable Segment
	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Consumer Banking and Wealth	$864	$681	26.9%
Corporate and Commercial Banking	985	966	2.0
Insurance Holdings	152	133	14.3
Other, Treasury & Corporate	(585)	(307)	(90.6)
Truist Financial Corporation	$1,416	$1,473	(3.9)

First Quarter 2022 compared to First Quarter 2021

Consumer Banking and Wealth

CB&W net income was $864 million for the first quarter of 2022, an increase of $183 million compared to the earlier quarter. Segment net interest income increased $194 million primarily driven by higher interest rates, favorable funding credit on deposits, and increased deposit balances, partially offset by lower purchase accounting accretion. The allocated provision for credit losses decreased $26 million reflecting the impact of a larger allowance release than the earlier quarter as well as lower charge offs. Noninterest income increased $30 million compared to the earlier quarter primarily due to the gain on the redemption of noncontrolling equity interest in the current quarter as well as an increase in card and payment fees driven by increased sales volume, partially offset by a gain from the divestiture of certain businesses in the earlier quarter and lower residential mortgage income. Noninterest expense was flat compared to the earlier quarter.

CB&W average loans and leases held for investment decreased $1.8 billion, or 1.4%, for the first quarter of 2022 compared to the earlier quarter, primarily driven by lower mortgage warehouse balances, home equity and other direct consumer lending as well as lower student lending along with lower partnership balances net of Service Finance balances resulting from acquisition, partially offset by increased residential mortgage balances and recreational lending. Average mortgage warehouse loans, home equity and other direct consumer loans, student lending balances, and partnership balances net of Service Finance balances resulting from acquisition declined $2.7 billion, or 51%, $947 million, or 5.2%, $871 million, or 12%, and $211 million, or 6.0%, respectively, while residential mortgage and recreational lending balances increased $2.1 billion, or 4.7%, and $193 million, or 6.6%, respectively.

Average total deposits increased $22.6 billion, or 9.8%, for the first quarter of 2022 compared to the earlier quarter, primarily driven by the impact of fiscal and monetary stimulus. Average money market and savings accounts, interest checking accounts, and noninterest-bearing deposits increased $10.1 billion, or 10%, $8.5 billion, or 17%, and $8.3 billion, or 13%, respectively, partially offset by a decline in time deposits of $4.3 billion, or 23%.

Corporate and Commercial Banking

C&CB net income was $985 million for the first quarter of 2022, an increase of $19 million compared to the earlier quarter. Segment net interest income decreased $31 million primarily due to lower fee income associated with PPP loan forgiveness and lower purchase accounting accretion, partially offset by higher funding credit on deposits and increases to noninterest-bearing deposit balances. The allocated provision for credit losses decreased $115 million primarily reflecting a reserve release due to continued favorable credit environment and lower charge offs in the current quarter. Noninterest income decreased $73 million compared to the earlier quarter due to lower high yield bond and equity originations fees, lower credit trading income, and lower CVA mark to market gains, partially offset by higher structured real estate fees as well as higher investment income from the Company’s SBIC and other investments. Noninterest expense decreased $18 million driven by lower professional fees and intangible amortization expense in the current quarter.

C&CB average loans held for investment decreased $3.7 billion, or 2.4%, for the first quarter of 2022 compared to the earlier quarter, primarily due to PPP loan forgiveness. Excluding PPP loans, Corporate and Commercial Banking average loans held for investment increased $4.6 billion, or 3.1%.

44 Truist Financial Corporation

Average total deposits increased $7.8 billion, or 5.4%, for the first quarter of 2022 compared to the earlier quarter, primarily due to the impact of fiscal and monetary stimulus. Average noninterest-bearing deposits increased $9.0 billion, or 14%, while interest bearing deposits decreased $1.2 billion, or 1.5%.

Insurance Holdings

IH net income was $152 million for the first quarter of 2022, an increase of $19 million compared to the earlier quarter. Noninterest income increased $104 million primarily due to continued organic growth and acquisitions. Noninterest expense increased $80 million primarily due to higher performance-based incentives and salaries.

Other, Treasury & Corporate

OT&C generated a net loss of $585 million in the first quarter of 2022, compared to a net loss of $307 million in the earlier quarter. Net interest income decreased $265 million primarily due to higher funding credit on deposits to other segments, partially offset by higher earnings in the securities portfolio from higher yields on new purchases and lower premium amortization. The allocated provision for credit losses was flat compared to the earlier quarter. Noninterest income decreased $116 million primarily due to securities losses in the current quarter and valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense. Noninterest expense was flat compared to the earlier quarter.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $146.4 billion at March 31, 2022, compared to $154.6 billion at December 31, 2021. The decrease was due primarily to declines in residential agency MBS and GSE securities as a result of prepayment activity. In the first quarter of 2022, Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies.

As of March 31, 2022, approximately 5.6% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 4.6% as of December 31, 2021. The effective duration of the securities portfolio was 6.9 years at March 31, 2022, compared to 5.8 years at December 31, 2021, excluding the impact of unsettled security purchases at period end.

U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of March 31, 2022 and December 31, 2021. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Commercial:
Commercial and industrial	$138,872	$134,804	$134,942	$138,539	$141,026
CRE	23,555	24,396	24,849	25,645	26,211
Commercial construction	5,046	5,341	5,969	6,359	6,557
Consumer:
Residential mortgage	47,976	47,185	45,369	43,605	45,823
Residential home equity and direct	24,883	25,146	25,242	25,238	25,658
Indirect auto	26,088	26,841	26,830	26,444	26,363
Indirect other	10,860	10,978	11,112	10,797	10,848
Student	6,648	6,884	7,214	7,396	7,519
Credit card	4,682	4,769	4,632	4,552	4,645
Total average loans and leases HFI	$288,610	$286,344	$286,159	$288,575	$294,650

Average loans and leases held for investment for the first quarter of 2022 were $288.6 billion, up $2.3 billion, or 0.8%, compared to the fourth quarter of 2021. Excluding a $1.1 billion decrease in average PPP loans, average loans held for investment were up $3.3 billion, or 1.2%.

Truist Financial Corporation 45

Average commercial loans increased $2.9 billion, or 1.8%, as a result of $6.5 billion, or 5.1%, growth within the commercial and industrial portfolio, excluding PPP and mortgage warehouse lending. This growth was partially offset by a $1.4 billion decrease in mortgage warehouse lending (commercial and industrial), a $1.1 billion decrease in average PPP loans (commercial and industrial), an $841 million decrease in average CRE loans, and a $295 million decrease in average commercial construction loans.

Average consumer loans decreased $579 million, or 0.5% due to a $753 million decrease in indirect auto due to market dynamics and the competitive environment, a $263 million decrease in residential home equity and direct, and a $236 million decrease in student loans. The decreases were partially offset by a $791 million increase in residential mortgages due to the continued strategy to put certain correspondent channel production onto the balance sheet and lower prepayments.

At March 31, 2022 and December 31, 2021, 52% of loans and leases HFI were variable rate.
46 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
NPAs:
NPLs:
Commercial and industrial	$330	$394	$423	$402	$474
CRE	27	29	20	25	58
Commercial construction	—	7	7	12	13
Residential mortgage	315	296	306	302	290
Residential home equity and direct	141	141	146	165	172
Indirect auto	227	218	172	148	158
Indirect other	4	5	6	6	6
Total NPLs HFI	1,044	1,090	1,080	1,060	1,171
Loans held for sale	39	22	76	78	72
Total nonaccrual loans and leases	1,083	1,112	1,156	1,138	1,243
Foreclosed real estate	3	8	9	13	18
Other foreclosed property	49	43	39	41	38
Total nonperforming assets	$1,135	$1,163	$1,204	$1,192	$1,299
TDRs:
Performing TDRs:
Commercial and industrial	$104	$147	$200	$202	$201
CRE	5	5	8	24	47
Commercial construction	1	—	—	—	—
Residential mortgage - government guaranteed	622	480	507	520	535
Residential mortgage - nonguaranteed	244	212	205	207	198
Residential home equity and direct	91	98	105	107	109
Indirect auto	392	389	390	389	399
Indirect other	6	7	7	7	7
Student - nonguaranteed	25	25	23	13	8
Credit card	25	27	30	32	35
Total performing TDRs	1,515	1,390	1,475	1,501	1,539
Nonperforming TDRs	189	152	159	190	207
Total TDRs	$1,704	$1,542	$1,634	$1,691	$1,746
Loans 90 days or more past due and still accruing:
Commercial and industrial	$22	$13	$18	$14	$14
Residential mortgage - government guaranteed	996	978	823	929	935
Residential mortgage - nonguaranteed	31	31	29	47	40
Residential home equity and direct	12	9	7	7	11
Indirect auto	1	1	2	2	2
Indirect other	2	3	2	1	1
Student - government guaranteed	818	864	965	1,043	1,033
Student - nonguaranteed	4	4	3	3	4
Credit card	28	27	23	22	32
Total loans 90 days or more past due and still accruing	$1,914	$1,930	$1,872	$2,068	$2,072
Loans 30-89 days past due and still accruing:
Commercial and industrial	$280	$130	$135	$146	$152
CRE	13	20	4	7	9
Commercial construction	1	2	2	1	4
Residential mortgage - government guaranteed	216	256	264	307	330
Residential mortgage - nonguaranteed	326	258	231	236	247
Residential home equity and direct	142	107	81	73	82
Indirect auto	529	607	560	428	328
Indirect other	65	64	53	47	45
Student - government guaranteed	476	549	451	543	551
Student - nonguaranteed	6	6	5	5	5
Credit card	47	45	37	31	35
Total loans 30-89 days past due and still accruing	$2,101	$2,044	$1,823	$1,824	$1,788

Truist Financial Corporation 47

Nonperforming assets totaled $1.1 billion at March 31, 2022, down $28 million compared to December 31, 2021 due to declines in the commercial and industrial portfolio. Nonperforming loans and leases held for investment were 0.36% of loans and leases held for investment at March 31, 2022, down two basis points compared to December 31, 2021.

Performing TDRs were up $125 million compared to the prior quarter primarily due to an increase in government guaranteed residential mortgages.

Loans 90 days or more past due and still accruing totaled $1.9 billion at March 31, 2022, down $16 million compared to the prior quarter. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.66% at March 31, 2022, down one basis point from the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at March 31, 2022, up one basis point from December 31, 2021.

Loans 30-89 days past due and still accruing of $2.1 billion at March 31, 2022 were up one basis point compared to the prior quarter due to an increase in the commercial and industrial portfolio, partially offset by seasonal declines in the indirect auto portfolio and a decline in the student portfolio.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 7. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 5. Loans and ACL” for additional disclosures related to these potential problem loans.

Table 8: Asset Quality Ratios
	Mar 31, 2022	Dec 31, 2021
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.72%	0.71%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.66	0.67
NPLs as a percentage of loans and leases HFI	0.36	0.38
NPLs as a percentage of total loans and leases (1)	0.37	0.38
NPAs as a percentage of:
Total assets (1)	0.21	0.21
Loans and leases HFI plus foreclosed property	0.38	0.39
ALLL as a percentage of loans and leases HFI	1.44	1.53
Ratio of ALLL to NPLs	3.99x	4.07x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding PPP and other government guaranteed (2)	0.04%	0.03%
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

Table 9: Asset Quality Ratios (Continued)
For the Three Months Ended	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.04%	0.09%	0.04%	0.09%	0.17%
CRE	0.01	0.07	—	(0.05)	0.04
Commercial construction	(0.02)	(0.10)	(0.06)	(0.06)	0.08
Consumer:
Residential mortgage	(0.03)	(0.02)	0.04	(0.01)	0.08
Residential home equity and direct	0.61	0.49	0.49	0.59	0.58
Indirect auto	1.23	1.01	0.75	0.63	1.28
Indirect other	0.48	0.39	0.26	0.17	0.39
Student	0.33	0.65	0.31	0.16	0.16
Credit card	2.77	2.31	1.90	2.75	2.74
Total	0.25	0.25	0.19	0.20	0.33

Ratio of ALLL to net charge-offs	5.78x	6.14x	8.79x	8.98x	5.87x
Ratios are annualized, as applicable.
48 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2022	2021
Balance, January 1	$1,163	$1,387
New NPAs	395	563
Advances and principal increases	108	102
Disposals of foreclosed assets (1)	(112)	(112)
Disposals of NPLs (2)	(37)	(41)
Charge-offs and losses	(115)	(112)
Payments	(180)	(300)
Transfers to performing status	(101)	(183)
Other, net	14	(5)
Ending balance, March 31	$1,135	$1,299
(1)Includes charge-offs and losses recorded upon sale of $29 million and $46 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes charge-offs and losses recorded upon sale of $3 million and $5 million for the three months ended March 31, 2022 and 2021, respectively.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term and a concession has been granted to the borrower. As a result, Truist works with borrowers to prevent further difficulties and to improve the likelihood of recovery on a loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. For loan modification programs in response to the COVID-19 pandemic, Truist applied the relief from TDR accounting described in the CARES Act. Payment relief assistance provided by Truist includes forbearance, deferrals, extension, and re-aging programs, along with certain other modification strategies. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for the policies related to TDRs and COVID-19 loan modifications. The following table provides a summary of performing TDR activity:

Table 11: Rollforward of Performing TDRs
(Dollars in millions)	2022	2021
Balance, January 1	$1,390	$1,361
Inflows	306	294
Payments and payoffs (1)	(60)	(57)
Charge-offs	(9)	(13)
Transfers to nonperforming TDRs (2)	(19)	(13)
Removal due to the passage of time	(71)	(7)
Non-concessionary re-modifications	(1)	(12)
Transferred to LHFS, sold and other	(21)	(14)
Balance, March 31	$1,515	$1,539
(1)Includes scheduled principal payments, prepayments, and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

Truist Financial Corporation 49

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2022:

Table 12: Payment Status of TDRs (1)
March 31, 2022 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$102	98.1%	$2	1.9%	$—	—%	$104
CRE	5	100.0	—	—	—	—	5
Commercial construction	1	100.0	—	—	—	—	1
Consumer:
Residential mortgage - government guaranteed	290	46.6	58	9.3	274	44.1	622
Residential mortgage - nonguaranteed	210	86.1	25	10.2	9	3.7	244
Residential home equity and direct	85	93.4	6	6.6	—	—	91
Indirect auto	336	85.7	56	14.3	—	—	392
Indirect other	5	83.3	1	16.7	—	—	6
Student - nonguaranteed	22	88.0	2	8.0	1	4.0	25
Credit card	22	88.0	2	8.0	1	4.0	25
Total performing TDRs	1,078	71.2	152	10.0	285	18.8	1,515
Nonperforming TDRs	57	30.2	24	12.7	108	57.1	189
Total TDRs	$1,135	66.6	$176	10.3	$393	23.1	$1,704
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.
50 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
For the Three Months Ended (Dollars in millions)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Balance, beginning of period	$4,695	$4,978	$5,436	$6,011	$6,199
Provision for credit losses	(95)	(103)	(324)	(434)	48
Charge-offs:
Commercial and industrial	(31)	(54)	(57)	(53)	(79)
CRE	(1)	(5)	(1)	—	(4)
Commercial construction	(1)	—	—	—	(2)
Residential mortgage	(2)	(1)	(7)	(4)	(11)
Residential home equity and direct	(58)	(51)	(51)	(57)	(55)
Indirect auto	(102)	(89)	(73)	(69)	(105)
Indirect other	(19)	(16)	(13)	(11)	(17)
Student	(6)	(12)	(6)	(3)	(3)
Credit card	(41)	(37)	(31)	(42)	(40)
Total charge-offs	(261)	(265)	(239)	(239)	(316)
Recoveries:
Commercial and industrial	17	23	42	23	19
CRE	1	—	1	4	1
Commercial construction	1	1	1	1	1
Residential mortgage	6	2	3	5	2
Residential home equity and direct	20	21	20	20	18
Indirect auto	23	21	22	27	22
Indirect other	6	6	5	7	6
Student	—	—	1	—	—
Credit card	9	9	9	10	9
Total recoveries	83	83	104	97	78
Net charge-offs	(178)	(182)	(135)	(142)	(238)
Other	1	2	1	1	2
Balance, end of period	$4,423	$4,695	$4,978	$5,436	$6,011
ACL:
ALLL	$4,170	$4,435	$4,702	$5,121	$5,662
RUFC	253	260	276	315	349
Total ACL	$4,423	$4,695	$4,978	$5,436	$6,011

Net charge-offs during the first quarter totaled $178 million, or 0.25% as a percentage of average loans, and was stable compared to the prior quarter.

The allowance for credit losses was $4.4 billion and includes $4.2 billion for the allowance for loan and lease losses and $253 million for the reserve for unfunded commitments. The ALLL ratio was 1.44% compared to 1.53% at December 31, 2021. The decrease reflects a continued favorable credit environment tempered by uncertainty associated with inflation, supply chain disruption, rising rates, and geopolitical events. The ALLL covered nonperforming loans and leases held for investment 3.99X compared to 4.07X at December 31, 2021. At March 31, 2022, the ALLL was 5.78X annualized net charge-offs, compared to 6.14X at December 31, 2021.

Truist Financial Corporation 51

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	March 31, 2022			December 31, 2021
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,319	31.6%	48.6%	$1,426	32.2%	47.9%
CRE	283	6.8	7.9	350	7.9	8.3
Commercial construction	53	1.3	1.8	52	1.2	1.7
Residential mortgage	310	7.4	16.6	308	6.9	16.5
Residential home equity and direct	574	13.8	8.6	615	13.9	8.7
Indirect auto	957	22.9	8.9	1,022	23.0	9.1
Indirect other	211	5.1	3.8	195	4.4	3.8
Student	115	2.8	2.2	117	2.6	2.3
Credit card	348	8.3	1.6	350	7.9	1.7
Total ALLL	4,170	100.0%	100.0%	4,435	100.0%	100.0%
RUFC	253			260
Total ACL	$4,423			$4,695

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of March 31, 2022, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 15: Other Assets as of Period End
(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Bank-owned life insurance	$7,545	$7,281
Tax credit and other private equity investments	6,352	6,309
Prepaid pension assets	6,348	5,938
Derivative assets	2,113	2,370
Accounts receivable	2,323	2,244
Leased assets and related assets	2,162	2,092
Accrued income	1,875	1,791
ROU assets	1,126	1,168
Prepaid expenses	1,174	1,152
Equity securities at fair value	1,024	1,066
Other	1,428	738
Total other assets	$33,470	$32,149

Funding Activities

Deposits

The following table presents average deposits:

Table 16: Average Deposits
Three Months Ended (Dollars in millions)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Noninterest-bearing deposits	$145,933	$146,492	$141,738	$137,892	$128,579
Interest checking	112,159	110,506	107,802	106,121	104,744
Money market and savings	141,500	137,676	136,094	134,029	129,303
Time deposits	15,646	16,292	17,094	18,213	20,559
Total average deposits	$415,238	$410,966	$402,728	$396,255	$383,185

52 Truist Financial Corporation

Average deposits for the first quarter of 2022 were $415.2 billion, an increase of $4.3 billion, or 1.0%, compared to the prior quarter. Average noninterest bearing deposits declined 0.4% compared to the prior quarter and represented 35.1% of total deposits for the first quarter of 2022, compared to 35.6% for the prior quarter. Average interest checking and money market and savings grew 1.5% and 2.8%, respectively, compared to the prior quarter. Average time deposits decreased 4.0% primarily due to the maturity of higher-cost accounts.

Borrowings

At March 31, 2022, short-term borrowings totaled $5.1 billion, a decrease of $145 million compared to December 31, 2021. Average short-term borrowings were $6.9 billion or 1.5% of total funding for the first quarter of 2022, as compared to $6.7 billion or 1.6% for the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $33.8 billion at March 31, 2022, a decrease of $2.1 billion compared to December 31, 2021. During 2022, the Company had $1.4 billion of senior and $300 million of subordinated long-term debt redemptions. FHLB advances represented 2.5% of total outstanding long-term debt at March 31, 2022, compared to 2.4% at December 31, 2021. The average cost of long-term debt was 1.50% for the three months ended March 31, 2022, down seven basis points compared to the same period in 2021.

In April 2022, Truist redeemed $800 million of FHLB advances, which resulted in a gain on early extinguishment of long-term debt of $39 million. Additionally, Truist redeemed $1.4 billion of fixed rate senior notes and $650 million of floating rate senior notes that were due in May 2022.

Shareholders’ Equity

Total shareholders’ equity was $65.0 billion at March 31, 2022, a decrease of $4.2 billion from December 31, 2021. This decrease includes a decrease of $4.9 billion in AOCI, $725 million in dividends, partially offset by $1.4 billion in net income. Truist’s book value per common share at March 31, 2022 was $43.82, compared to $47.14 at December 31, 2021.

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

Truist employs a comprehensive change management program to manage the residual risks associated with integrating heritage BB&T and heritage SunTrust. While integration activities are largely complete, the Board and Executive Leadership oversee the change management program, which is designed to ensure appropriate oversight of application and data center decommissioning and residual integration activities, achieved through Truist’s risk management process.

Refer to Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures under the section titled “Risk Management.”

Truist Financial Corporation 53

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

Deposit betas (the sensitivity of deposit rate changes relative to market rate changes) are an important assumption in the interest rate risk modeling process. Truist applies deposit beta assumptions to non-maturity interest-bearing deposit accounts that are not contractually tied to an index when determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Truist utilizes a tiered deposit beta assumption framework that accounts for historically observed behaviors of clients and the Company. The deposit beta assumptions are reduced when interest rates are exceptionally low and competition for interest-bearing deposits is commensurately low. As interest rates rise, the deposit beta assumptions also rise to reflect increasing competition among banks as well as increased client demand for interest-bearing deposits. Truist applies an average deposit beta of approximately 25% for the first 100 basis point increase in the Federal funds rate, approximately 35% for the second 100 basis point increase, and approximately 50% for any additional increases. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 17: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Mar 31, 2022	Mar 31, 2021	Mar 31, 2022	Mar 31, 2021
Up 100	4.50%	4.25%	4.27%	3.74%
Up 50	4.00	3.75	3.29	2.92
No Change	3.50	3.25	—	—
Down 25 (1)	3.25	3.00	(2.48)	(1.32)
Down 50 (1)	3.00	2.75	(3.46)	(1.75)
(1)The Down 25 and 50 rates are floored at one basis point and may not reflect Down 25 and 50 basis points for all rate indices.

Rate sensitivity increased compared to prior periods, primarily driven by a change to the Company’s deposit beta assumptions, partially offset by an increase in the investment securities portfolio.
54 Truist Financial Corporation

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

The following table shows the results of Truist’s interest-rate sensitivity position assuming the loss of additional demand deposits and an associated increase in managed rate deposits versus current projections under various interest rate scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%.

Table 18: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at March 31, 2022 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	4.27%	3.45%	2.63%
Up 50	3.29	2.69	2.10
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2022 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist hedges a portion of its AFS securities to reduce mark-to-market volatility within AOCI and also to increase its overall asset sensitivity position. Truist has utilized derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of March 31, 2022, Truist had derivative financial instruments outstanding with notional amounts totaling $320.5 billion, with an associated net fair value of $631 million. See “Note 16. Derivative Financial Instruments” for additional disclosures.

LIBOR Transition

For most tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023. Tenors used infrequently by Truist, including one week and two month U.S. dollar LIBOR and all non-U.S. dollar LIBOR, ceased publication at December 31, 2021, based on the October 20, 2021 interagency Joint Statement on Managing the LIBOR transition. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to a new index or multiple indices and provides updates to Executive Leadership and the Board. As of March 31, 2022, Truist had outstanding LIBOR-based instruments that mature after June 30, 2023, including: loan and lease exposures totaling approximately $159 billion, notional derivative exposure totaling approximately $135 billion, long-term debt of $1.1 billion, and preferred stock of $1.5 billion. These amounts are inclusive of remediated contracts, which contain adequate fallback language for the transition.

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

The progress and approach to remediation will vary based on the type of contract and existing language used in the agreement. For commercial lending and general consumer lending, a significant number of remaining LIBOR contracts will require client outreach and remediation. Efforts to amend and remediate contracts, excluding mortgage and student loans, that mature post June 30, 2023 ($148 billion) will be accelerated in 2022. Truist has determined that adjustable rate mortgage products ($4.0 billion) have consistent and adequate fallback language to transition away from LIBOR in line with industry expectations; therefore, these contracts will not require remediation. Remediation of student loans ($5.8 billion) will depend on guidance from the Department of Education and recent guidance from the CFPB to allow transition to “comparable rates,” including SOFR or Prime. Certain derivatives without a clearly defined or practicable replacement benchmark rate will use the recent Federal legislation to replace LIBOR with a SOFR-based rate that will be established by FRB rulemaking. This legislation will also provide additional administrative benefit for a small portion of the commercial and consumer lending portfolios where contracts do not contain fallback language.

Truist Financial Corporation 55

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

As of December 31, 2021, Truist ceased entering into new contracts with a LIBOR reference rate for all product offerings, except on a limited basis, as permissible. Market risks associated with this change are dependent on the alternative reference rates available and market conditions as of the transition. The Company is actively using SOFR as a reference rate and has originated approximately $30 billion of loans, issued $5 billion of long-term debt, and has $50 billion in notional derivative exposure using this alternative reference rate as of March 31, 2022. Truist expects SOFR to become a more commonly-used pricing benchmark across the industry and will continue to offer additional SOFR based products during 2022. Additional alternative reference rates, such as Bloomberg Short Term Bank Yield will be supported based on market demand. Other emerging credit sensitive rates will be evaluated as additional alternatives for LIBOR based on market developments. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors” in the Form 10-K for the year ended December 31, 2021.

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

Securitizations

As of March 31, 2022, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $33 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of March 31, 2022.

56 Truist Financial Corporation

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months ended March 31, 2022 and 2021. Average one and ten day VaR measures declined from last year as heightened market volatility experienced during March 2020 aged out of the 12-month VaR look-back window.

Table 19: VaR-based Measures
	Three Months Ended March 31,
	2022		2021
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$38	$14	$68	$16
Average	18	6	39	10
Minimum	9	3	3	3
Period-end	15	4	5	3
VaR by Risk Class:
Interest Rate Risk		4		2
Credit Spread Risk		4		4
Equity Price Risk		4		1
Foreign Exchange Risk		—		—
Portfolio Diversification		(8)		(5)
Period-end		4		3

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Maximum	$109	$72
Average	76	54
Minimum	59	26
Period-end	72	64

Compared to the prior year, stressed VaR measures increased in 2022 primarily due to the normalization of market making inventory levels this year.

Specific Risk Measures

Specific risk is a measure of idiosyncratic risk that could result from risk factors other than broad market movements (e.g. default or event risks). The Market Risk Rule provides fixed risk weights under a standardized measurement method while also allowing a model-based approach, subject to regulatory approval. Truist utilizes the standardized measurement method to calculate the specific risk component of market risk regulatory capital. As such, incremental risk capital requirements do not apply.

Truist Financial Corporation 57

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, VaR measures briefly increased in the first quarter of 2022 due to the increase in market volatility that normalized towards the end of the quarter. There were no Company-wide VaR backtesting exceptions during the twelve months ended March 31, 2022. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

58 Truist Financial Corporation

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

Contingency Funding Plan

Truist has a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization’s liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other critical teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction.

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $83.9 billion and Truist’s average LCR was 111% for the three months ended March 31, 2022.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At March 31, 2022, the Company was compliant with this requirement.

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
Truist Financial Corporation 59

Table 21: Liquidity Sources
(Dollars in millions)	Mar 31, 2022	Dec 31, 2021
Unused borrowing capacity:
FRB	$51,876	$52,170
FHLB	45,961	49,244
Available investment securities (after haircuts)	110,327	116,600
Available secured borrowing capacity	208,164	218,014
Eligible cash at the FRB	23,060	14,714
Total	$231,224	$232,728

At March 31, 2022, Truist Bank’s available secured borrowing capacity represented approximately 7.4 times the amount of wholesale funding maturities in one-year or less.

Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, and payments on long-term debt. See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2022 and December 31, 2021, the Parent Company had 30 months and 35 months, respectively, of cash on hand to satisfy projected cash outflows, and 19 months and 19 months, respectively, when including the payment of common stock dividends.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings.

The credit ratings and outlooks of Truist and Truist Bank are unchanged from those presented in the Company’s 2021 Annual Report on Form 10-K.

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

60 Truist Financial Corporation

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

Table 22: Capital Requirements
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer (1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB of 2.5% applicable to Truist as of March 31, 2022. Truist’s SCB, received in the 2021 CCAR process, is effective from October 1, 2021 to September 30, 2022.

Truist’s capital ratios are presented in the following table:

Table 23: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2022	Dec 31, 2021
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	9.4%	9.6%
Tier 1 capital to risk-weighted assets	11.0	11.3
Total capital to risk-weighted assets	13.0	13.2
Leverage ratio	8.6	8.7
Supplementary leverage ratio	7.3	7.4
Non-GAAP capital measure (1):
Tangible common equity per common share	$21.87	$25.47
Calculation of tangible common equity (1):
Total shareholders’ equity	$65,044	$69,271
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	23	—
Goodwill and intangible assets, net of deferred taxes	29,229	28,772
Tangible common equity	$29,119	$33,826
Risk-weighted assets	$397,611	$390,886
Common shares outstanding at end of period	1,331,414	1,327,818
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

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. For the three months ended March 31, 2022, Truist paid $637 million in common stock dividends or $0.48 per share. The dividend and total payout ratios for the three months ended March 31, 2022 were 48%.

Truist CET1 ratio was 9.4% as of March 31, 2022. The 20 basis point decline compared to the fourth quarter 2021 CET1 ratio reflects capital deployed through the acquisition of Kensington Vanguard National Land Services, the acquisition of certain merchant services relationships, an increase in risk-weighted assets, and the impact from the phase in of the CECL transition relief.

Truist Financial Corporation 61

Share Repurchase Activity

Table 24: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (3)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
January 2022	—	$—	—	$2,565
February 2022	—	—	—	2,565
March 2022	47	58.02	—	2,565
Total	47	58.02	—
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

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations, and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, LHFS, trading loans, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2021. Disclosures regarding the effects of new accounting pronouncements are included in the “Note 1. Basis of Presentation” in this report. There have been no changes to the significant accounting policies during 2022.

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

During the first quarter of 2022, Truist completed platform conversions related to its commercial, direct-to-consumer and mortgage lending portfolios, as well as platform conversions related to its deposits and payment processing systems. In connection with these activities, Truist fully integrated certain surviving applications into its general ledger accounting system. Internal controls and processes have been appropriately modified to address changes in key business applications and financial processes as a result of these implementations.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
62 Truist Financial Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Litigation and Regulatory Matters section in “Note 14. Commitments and Contingencies,” which is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021. Additional risks and uncertainties not currently known to Truist or that management has deemed to be immaterial also may materially adversely affect Truist’s business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Bylaws of Truist Financial Corporation	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed April 14, 2022.
10.1	Truist Financial Corporation 2022 Incentive Plan	Incorporated by reference to Annex B to the Corporation’s Definitive Proxy Statement (filed on March 14, 2022).
10.2	Letter to the Board of Directors from William H. Rogers Jr. dated, April 14, 2022, waiving certain rights under his employment agreement	Filed herewith.
10.3	Form of Employee Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
Truist Financial Corporation 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	May 4, 2022	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2022	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

64 Truist Financial Corporation