Form 10-Q
period 2022-06-30
TRUIST FINANCIAL CORP
filed 2022-08-01
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022
Commission File Number: 1-10853

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

At June 30, 2022, 1,326,393,427 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
EPS	Earnings per common share
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRM	Model Risk Management
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program, established by the CARES Act
Truist Financial Corporation 1

Term	Definition
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
USAA	United Services Automobile Association
VaR	Value-at-risk
VIE	Variable interest entity
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
•the monetary and fiscal policies of the federal government and its agencies, including in response to rising inflation, could have a material adverse effect on the economy and Truist’s profitability;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Jun 30, 2022	Dec 31, 2021
Assets
Cash and due from banks	$5,511	$5,085
Interest-bearing deposits with banks	17,602	15,210
Securities borrowed or purchased under agreements to resell	2,650	4,028
Trading assets at fair value	5,230	4,423
AFS securities at fair value	79,278	153,123
HTM securities ($53,905 and $1,495 at fair value, respectively)	60,081	1,494
LHFS (including $3,149 and $3,544 at fair value, respectively)	3,638	4,812
Loans and leases (including $20 and $23 at fair value, respectively)	303,662	289,513
ALLL	(4,187)	(4,435)
Loans and leases, net of ALLL	299,475	285,078
Premises and equipment	3,682	3,700
Goodwill	26,299	26,098
CDI and other intangible assets	3,535	3,408
Loan servicing rights at fair value	3,466	2,633
Other assets (including $2,336 and $3,436 at fair value, respectively)	34,676	32,149
Total assets	$545,123	$541,241
Liabilities
Noninterest-bearing deposits	$147,752	$145,892
Interest-bearing deposits	277,007	270,596
Short-term borrowings (including $1,816 and $1,731 at fair value, respectively)	13,736	5,292
Long-term debt	30,319	35,913
Other liabilities (including $1,914 and $586 at fair value, respectively)	13,310	14,277
Total liabilities	482,124	471,970
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,632	6,639
Additional paid-in capital	34,410	34,565
Retained earnings	24,500	22,998
AOCI, net of deferred income taxes	(9,240)	(1,604)
Noncontrolling interests	24	—
Total shareholders’ equity	62,999	69,271
Total liabilities and shareholders’ equity	$545,123	$541,241
Common shares outstanding	1,326,393	1,327,818
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans and leases	$2,898	$2,901	$5,542	$5,903
Interest on securities	675	497	1,315	940
Interest on other earning assets	100	45	173	94
Total interest income	3,673	3,443	7,030	6,937
Interest Expense
Interest on deposits	99	36	131	83
Interest on long-term debt	137	147	269	295
Interest on other borrowings	30	15	40	29
Total interest expense	266	198	440	407
Net Interest Income	3,407	3,245	6,590	6,530
Provision for credit losses	171	(434)	76	(386)
Net Interest Income After Provision for Credit Losses	3,236	3,679	6,514	6,916
Noninterest Income
Insurance income	825	690	1,552	1,316
Investment banking and trading income	255	402	516	748
Wealth management income	337	345	680	686
Service charges on deposits	254	253	506	511
Card and payment related fees	246	225	458	425
Residential mortgage income	74	117	163	217
Lending related fees	100	94	185	194
Operating lease income	66	66	124	134
Commercial mortgage income	26	47	58	80
Income from bank-owned life insurance	50	46	101	96
Securities gains (losses)	(1)	—	(70)	—
Other income	16	120	117	195
Total noninterest income	2,248	2,405	4,390	4,602
Noninterest Expense
Personnel expense	2,102	2,207	4,153	4,349
Professional fees and outside processing	349	341	712	691
Software expense	234	246	466	456
Net occupancy expense	181	182	389	391
Amortization of intangibles	143	142	280	286
Equipment expense	114	122	232	235
Marketing and customer development	93	66	177	132
Operating lease depreciation	47	47	95	97
Loan-related expense	47	55	91	109
Regulatory costs	44	31	79	56
Merger-related and restructuring charges	121	297	337	438
Loss (gain) on early extinguishment of debt	(39)	—	(39)	(3)
Other expense	144	275	282	384
Total noninterest expense	3,580	4,011	7,254	7,621
Earnings
Income before income taxes	1,904	2,073	3,650	3,897
Provision for income taxes	372	415	702	766
Net income	1,532	1,658	2,948	3,131
Noncontrolling interests	1	1	2	(3)
Net income available to the bank holding company	1,531	1,657	2,946	3,134
Preferred stock dividends and other	77	98	165	241
Net income available to common shareholders	$1,454	$1,559	$2,781	$2,893
Basic EPS	$1.09	$1.16	$2.09	$2.16
Diluted EPS	1.09	1.16	2.08	2.14
Basic weighted average shares outstanding	1,330,160	1,338,302	1,329,601	1,341,963
Diluted weighted average shares outstanding	1,338,864	1,349,492	1,340,225	1,354,210

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,532	$1,658	$2,948	$3,131
OCI, net of tax:
Net change in net pension and postretirement costs	5	(2)	13	33
Net change in cash flow hedges	49	10	54	46
Net change in AFS securities	(2,849)	459	(7,838)	(1,845)
Net change in HTM securities	92	—	136	—
Other, net	(2)	1	(1)	2
Total OCI, net of tax	(2,705)	468	(7,636)	(1,764)
Total comprehensive income	$(1,173)	$2,126	$(4,688)	$1,367
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$3	$(1)	$5	$10
Net change in cash flow hedges	15	3	16	14
Net change in AFS securities	(867)	139	(2,380)	(568)
Net change in HTM securities	27	—	40	—
Other, net	—	—	—	—
Total income taxes related to OCI	$(822)	$141	$(2,319)	$(544)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, April 1, 2021	1,344,845	$7,124	$6,724	$35,360	$20,184	$(1,516)	$—	$67,876
Net income	—	—	—	—	1,657	—	1	1,658
OCI	—	—	—	—	—	468	—	468
Issued in connection with equity awards, net	209	—	1	(3)	(2)	—	—	(4)
Repurchase of common stock	(10,284)	—	(51)	(559)	—	—	—	(610)
Redemption of preferred stock	—	(451)	—	—	(14)	—	—	(465)
Cash dividends declared on common stock	—	—	—	—	(602)	—	—	(602)
Cash dividends declared on preferred stock	—	—	—	—	(84)	—	—	(84)
Equity-based compensation expense	—	—	—	100	—	—	—	100
Other, net	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2021	1,334,770	$6,673	$6,674	$34,898	$21,139	$(1,048)	$—	$68,336
Balance, April 1, 2022	1,331,414	$6,673	$6,657	$34,539	$23,687	$(6,535)	$23	$65,044
Net income	—	—	—	—	1,531	—	1	1,532
OCI	—	—	—	—	—	(2,705)	—	(2,705)
Issued in connection with equity awards, net	87	—	1	(1)	(2)	—	—	(2)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(639)	—	—	(639)
Cash dividends declared on preferred stock	—	—	—	—	(77)	—	—	(77)
Equity-based compensation expense	—	—	—	96	—	—	—	96
Balance, June 30, 2022	1,326,393	$6,673	$6,632	$34,410	$24,500	$(9,240)	$24	$62,999
Balance, January 1, 2021	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	3,134	—	(3)	3,131
OCI	—	—	—	—	—	(1,764)	—	(1,764)
Issued in connection with equity awards, net	5,597	—	28	(114)	(2)	—	—	(88)
Repurchase of common stock	(19,788)	—	(99)	(1,017)	—	—	—	(1,116)
Redemption of preferred stock	—	(1,375)	—	—	(40)	—	—	(1,415)
Cash dividends declared on common stock	—	—	—	—	(1,207)	—	—	(1,207)
Cash dividends declared on preferred stock	—	—	—	—	(201)	—	—	(201)
Equity-based compensation expense	—	—	—	186	—	—	—	186
Other, net	—	—	—	—	—	—	(102)	(102)
Balance, June 30, 2021	1,334,770	$6,673	$6,674	$34,898	$21,139	$(1,048)	$—	$68,336
Balance, January 1, 2022	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	2,946	—	2	2,948
OCI	—	—	—	—	—	(7,636)	—	(7,636)
Issued in connection with equity awards, net	3,683	—	19	(107)	(3)	—	—	(91)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(1,276)	—	—	(1,276)
Cash dividends declared on preferred stock	—	—	—	—	(165)	—	—	(165)
Equity-based compensation expense	—	—	—	176	—	—	—	176
Other, net	—	—	—	—	—	—	22	22
Balance, June 30, 2022	1,326,393	$6,673	$6,632	$34,410	$24,500	$(9,240)	$24	$62,999

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$2,948	$3,131
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	76	(386)
Depreciation	397	401
Amortization of intangibles	280	286
Securities (gains) losses	70	—
Net change in operating assets and liabilities:
LHFS	395	2,139
Loan servicing rights	(638)	(156)
Pension asset	(468)	(479)
Derivative assets and liabilities	2,143	668
Trading assets	(807)	(2,073)
Other assets and other liabilities	(228)	(223)
Other, net	(391)	(5)
Net cash from operating activities	3,777	3,303
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	3,198	112
Proceeds from maturities, calls and paydowns of AFS securities	8,285	17,175
Purchases of AFS securities	(8,658)	(39,378)
Proceeds from maturities, calls and paydowns of HTM securities	2,567	—
Purchases of HTM securities	(3,020)	—
Originations and purchases of loans and leases, net of sales and principal collected	(13,356)	13,451
Net cash received (paid) for securities borrowed or purchased under agreements to resell	1,378	503
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	(505)	1,130
Other, net	(694)	(18)
Net cash from investing activities	(10,805)	(7,025)
Cash Flows From Financing Activities:
Net change in deposits	8,275	17,209
Net change in short-term borrowings	8,444	(440)
Proceeds from issuance of long-term debt	943	3,333
Repayment of long-term debt	(5,831)	(4,546)
Repurchase of common stock	(250)	(1,116)
Redemption of preferred stock	—	(1,415)
Cash dividends paid on common stock	(1,276)	(1,207)
Cash dividends paid on preferred stock	(165)	(201)
Net cash received (paid) for hedge unwinds	(198)	—
Other, net	(96)	(206)
Net cash from financing activities	9,846	11,411
Net Change in Cash and Cash Equivalents	2,818	7,689
Cash and Cash Equivalents, January 1	20,295	18,868
Cash and Cash Equivalents, June 30	$23,113	$26,557
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$430	$461
Income taxes	418	579
Noncash investing activities:
Transfer of AFS securities to HTM	59,436	—

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
Truist has created a project plan and is actively engaged with its lines of business to establish reporting mechanisms consistent with the requirements of this standard. While implementation efforts are ongoing, the Company does not expect that the implementation of this standard will have a material impact on the Company. Upon adoption, Truist expects the newly required disclosures to be included in the Loans and ACL footnote.

Fair Value Hedging – Portfolio Layer Method January 1, 2023
Introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method (previously named, last-of-layer method). Additionally, expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.

Truist is continuing to evaluate the use of the portfolio layer method in its hedging programs, although future use of the standard is dependent on its asset-liability management strategies in the context of the then current interest rate outlook. Truist does not believe adoption of the standard will have a material impact on its active last-of-layer hedges.

Truist Financial Corporation 9

NOTE 2. Business Combinations

On March 1, 2022, Truist acquired Kensington Vanguard National Land Services, one of the country’s largest independent full-service national title insurance agencies, which resulted in approximately $198 million of goodwill and $138 million of identifiable intangible assets in the IH segment. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The intangible assets are being amortized over a term of 15 years based upon the estimated duration of economic benefits received. Goodwill of $130 million and identifiable intangible assets of $110 million are deductible for tax purposes.

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

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Securities purchased under agreements to resell	$2,010	$3,460
Securities borrowed	640	568
Total securities borrowed or purchased under agreements to resell	$2,650	$4,028

Fair value of collateral held available to be resold or repledged	$2,637	$4,005
Fair value of securities repledged	707	1,141

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

	June 30, 2022			December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$154	$—	$154	$749	$409	$1,158
State and Municipal	200	—	200	—	—	—
GSE	10	8	18	53	25	78
Agency MBS - residential	1,079	24	1,103	720	141	861
Corporate and other debt securities	150	313	463	213	125	338
Total securities sold under agreements to repurchase	$1,593	$345	$1,938	$1,735	$700	$2,435

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

10 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

June 30, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,855	$—	$597	$10,258
GSE	269	—	19	250
Agency MBS - residential	69,071	5	6,879	62,197
Agency MBS - commercial	2,966	2	314	2,654
States and political subdivisions	383	14	23	374
Non-agency MBS	4,050	—	625	3,425
Other	123	—	3	120
Total AFS securities	$87,717	$21	$8,460	$79,278
HTM securities:
Agency MBS - residential	$60,081	$—	$6,176	$53,905

December 31, 2021 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,892	$9	$106	$9,795
GSE	1,667	33	2	1,698
Agency MBS - residential	135,886	656	2,500	134,042
Agency MBS - commercial	2,928	18	64	2,882
States and political subdivisions	382	39	1	420
Non-agency MBS	4,305	—	47	4,258
Other	28	—	—	28
Total AFS securities	$155,088	$755	$2,720	$153,123
HTM securities:
Agency MBS - residential	$1,494	$1	$—	$1,495

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

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	Jun 30, 2022
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$44,022	$39,503
FHLMC	44,548	39,828
Truist Financial Corporation 11

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
June 30, 2022 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$1,120	$8,746	$983	$6	$10,855	$1,106	$8,252	$894	$6	$10,258
GSE	—	—	—	269	269	—	—	—	250	250
Agency MBS - residential	—	1	587	68,483	69,071	—	1	573	61,623	62,197
Agency MBS - commercial	—	8	17	2,941	2,966	—	8	16	2,630	2,654
States and political subdivisions	15	76	124	168	383	15	76	125	158	374
Non-agency MBS	—	—	—	4,050	4,050	—	—	—	3,425	3,425
Other	4	37	18	64	123	4	37	17	62	120
Total AFS securities	$1,139	$8,868	$1,729	$75,981	$87,717	$1,125	$8,374	$1,625	$68,154	$79,278
HTM securities:
Agency MBS - residential	$—	$—	$—	$60,081	$60,081	$—	$—	$—	$53,905	$53,905

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$9,644	$541	$594	$56	$10,238	$597
GSE	230	19	—	—	230	19
Agency MBS - residential	54,268	5,703	7,489	1,176	61,757	6,879
Agency MBS - commercial	1,031	79	1,552	235	2,583	314
States and political subdivisions	198	20	20	3	218	23
Non-agency MBS	3,425	625	—	—	3,425	625
Other	115	3	—	—	115	3
Total	$68,911	$6,990	$9,655	$1,470	$78,566	$8,460
HTM securities:
Agency MBS - residential	$34,004	$3,516	$19,901	$2,660	$53,905	$6,176

	Less than 12 months		12 months or more		Total
December 31, 2021 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$8,412	$88	$582	$18	$8,994	$106
GSE	104	2	—	—	104	2
Agency MBS - residential	101,262	2,377	2,638	123	103,900	2,500
Agency MBS - commercial	1,749	50	413	14	2,162	64
States and political subdivisions	—	—	22	1	22	1
Non-agency MBS	4,258	47	—	—	4,258	47
Other	6	—	—	—	6	—
Total	$115,791	$2,564	$3,655	$156	$119,446	$2,720

At June 30, 2022 and December 31, 2021, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on HTM investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains	$—	$—	$13	$—
Gross realized losses	(1)	—	(83)	—
Securities gains (losses), net	$(1)	$—	$(70)	$—

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

	Accruing
June 30, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$149,197	$223	$27	$393	$149,840
CRE	22,117	10	3	19	22,149
Commercial construction	5,150	4	3	—	5,157
Consumer:
Residential mortgage	49,188	535	911	269	50,903
Residential home equity and direct	25,020	156	10	159	25,345
Indirect auto	26,590	584	1	244	27,419
Indirect other	11,874	78	3	6	11,961
Student	4,890	453	801	—	6,144
Credit card	4,668	48	28	—	4,744
Total	$298,694	$2,091	$1,787	$1,090	$303,662
(1)Includes government guaranteed loans of $884 million in the residential mortgage portfolio and $796 million in the student portfolio.

	Accruing
December 31, 2021 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$138,225	$130	$13	$394	$138,762
CRE	23,902	20	—	29	23,951
Commercial construction	4,962	2	—	7	4,971
Consumer:
Residential mortgage	46,033	514	1,009	296	47,852
Residential home equity and direct	24,809	107	9	141	25,066
Indirect auto	25,615	607	1	218	26,441
Indirect other	10,811	64	3	5	10,883
Student	5,357	555	868	—	6,780
Credit card	4,735	45	27	—	4,807
Total	$284,449	$2,044	$1,930	$1,090	$289,513
(1)Includes government guaranteed loans of $978 million in the residential mortgage portfolio and $864 million in the student portfolio.

Truist Financial Corporation 13

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

June 30, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$24,294	$27,579	$13,238	$10,294	$6,785	$11,523	$52,024	$—	$(188)	$145,549
Special mention	124	150	325	139	200	45	517	—	—	1,500
Substandard	178	324	357	360	183	240	756	—	—	2,398
Nonperforming	7	52	13	77	48	25	171	—	—	393
Total	24,603	28,105	13,933	10,870	7,216	11,833	53,468	—	(188)	149,840
CRE:
Pass	2,598	3,801	2,607	4,456	2,956	2,925	690	—	(50)	19,983
Special mention	10	87	108	177	237	35	—	—	—	654
Substandard	95	161	168	411	340	318	—	—	—	1,493
Nonperforming	4	3	1	1	—	10	—	—	—	19
Total	2,707	4,052	2,884	5,045	3,533	3,288	690	—	(50)	22,149
Commercial construction:
Pass	768	1,259	1,072	469	201	130	1,008	—	(1)	4,906
Special mention	2	2	30	53	53	—	—	—	—	140
Substandard	11	3	30	33	34	—	—	—	—	111
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total	781	1,264	1,132	555	288	130	1,008	—	(1)	5,157
Consumer:
Residential mortgage:
Current	6,223	17,625	6,385	3,235	1,471	14,249	—	—	—	49,188
30 - 89 days past due	32	50	34	36	38	345	—	—	—	535
90 days or more past due	2	5	59	76	111	658	—	—	—	911
Nonperforming	—	3	9	17	21	219	—	—	—	269
Total	6,257	17,683	6,487	3,364	1,641	15,471	—	—	—	50,903
Residential home equity and direct:
Current	3,044	3,886	1,928	1,141	444	399	10,624	3,569	(15)	25,020
30 - 89 days past due	45	12	8	8	4	2	51	26	—	156
90 days or more past due	—	—	—	—	—	—	8	2	—	10
Nonperforming	—	5	5	5	2	7	46	89	—	159
Total	3,089	3,903	1,941	1,154	450	408	10,729	3,686	(15)	25,345
Indirect auto:
Current	6,833	8,737	5,219	3,265	1,565	971	—	—	—	26,590
30 - 89 days past due	43	163	118	115	72	73	—	—	—	584
90 days or more past due	1	—	—	—	—	—	—	—	—	1
Nonperforming	5	56	53	60	38	32	—	—	—	244
Total	6,882	8,956	5,390	3,440	1,675	1,076	—	—	—	27,419
Indirect other:
Current	3,516	3,386	2,113	1,235	706	918	—	—	—	11,874
30 - 89 days past due	13	22	16	12	9	6	—	—	—	78
90 days or more past due	1	1	1	—	—	—	—	—	—	3
Nonperforming	—	1	1	2	—	2	—	—	—	6
Total	3,530	3,410	2,131	1,249	715	926	—	—	—	11,961
Student:
Current	—	—	19	78	63	4,714	—	—	16	4,890
30 - 89 days past due	—	—	—	—	1	450	—	—	2	453
90 days or more past due	—	—	—	—	1	797	—	—	3	801
Total	—	—	19	78	65	5,961	—	—	21	6,144
Credit card:
Current							4,648	19	1	4,668
30 - 89 days past due							46	2	—	48
90 days or more past due							27	1	—	28
Total	—	—	—	—	—	—	4,721	22	1	4,744
Total	$47,849	$67,373	$33,917	$25,755	$15,583	$39,093	$70,616	$3,708	$(232)	$303,662

14 Truist Financial Corporation

December 31, 2021 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2021	2020	2019	2018	2017	Prior				Total
Commercial:
Commercial and industrial:
Pass	$35,530	$17,430	$14,105	$8,994	$5,633	$9,424	$43,035	$—	$(169)	$133,982
Special mention	195	221	326	317	46	70	691	—	—	1,866
Substandard	352	356	395	197	91	335	794	—	—	2,520
Nonperforming	50	19	49	42	16	34	184	—	—	394
Total	36,127	18,026	14,875	9,550	5,786	9,863	44,704	—	(169)	138,762
CRE:
Pass	4,836	2,946	5,109	3,201	1,774	2,131	762	—	(61)	20,698
Special mention	13	118	483	247	44	83	—	—	—	988
Substandard	321	264	523	528	321	279	—	—	—	2,236
Nonperforming	1	1	11	—	9	7	—	—	—	29
Total	5,171	3,329	6,126	3,976	2,148	2,500	762	—	(61)	23,951
Commercial construction:
Pass	1,113	1,179	1,259	419	44	95	558	—	12	4,679
Special mention	—	14	72	50	—	—	—	—	—	136
Substandard	7	13	45	67	17	—	—	—	—	149
Nonperforming	—	—	1	—	5	—	—	—	1	7
Total	1,120	1,206	1,377	536	66	95	558	—	13	4,971
Consumer:
Residential mortgage:
Current	17,271	6,798	3,642	1,753	2,237	14,240	—	—	92	46,033
30 - 89 days past due	58	31	32	40	31	322	—	—	—	514
90 or more days past due	3	44	91	133	95	643	—	—	—	1,009
Nonperforming	1	5	18	27	20	226	—	—	(1)	296
Total	17,333	6,878	3,783	1,953	2,383	15,431	—	—	91	47,852
Residential home equity and direct:
Current	4,962	2,630	1,717	691	189	425	10,757	3,388	50	24,809
30 - 89 days past due	8	8	10	3	1	3	53	21	—	107
90 days or more past due	—	—	—	—	—	—	5	4	—	9
Nonperforming	2	3	4	1	—	7	48	75	1	141
Total	4,972	2,641	1,731	695	190	435	10,863	3,488	51	25,066
Indirect auto:
Current	10,699	6,691	4,293	2,158	1,081	504	—	—	189	25,615
30 - 89 days past due	119	138	145	97	56	52	—	—	—	607
90 days or more past due	—	—	—	—	—	1	—	—	—	1
Nonperforming	28	48	61	41	21	19	—	—	—	218
Total	10,846	6,877	4,499	2,296	1,158	576	—	—	189	26,441
Indirect other:
Current	4,333	2,724	1,638	937	455	691	—	—	33	10,811
30 - 89 days past due	14	15	15	12	4	4	—	—	—	64
90 days or more past due	1	1	1	—	—	—	—	—	—	3
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,349	2,741	1,655	949	459	697	—	—	33	10,883
Student:
Current	—	21	88	73	61	5,122	—	—	(8)	5,357
30 - 89 days past due	—	—	1	1	1	552	—	—	—	555
90 days or more past due	—	—	—	—	1	867	—	—	—	868
Total	—	21	89	74	63	6,541	—	—	(8)	6,780
Credit card:
Current							4,711	24	—	4,735
30 - 89 days past due							43	2	—	45
90 days or more past due							26	1	—	27
Total	—	—	—	—	—	—	4,780	27	—	4,807
Total	$79,918	$41,719	$34,135	$20,029	$12,253	$36,138	$61,667	$3,515	$139	$289,513
(1)Includes certain deferred fees and costs and other adjustments.
Truist Financial Corporation 15

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Jun 30, 2021
Commercial:
Commercial and industrial	$2,136	$(53)	$23	$(302)	$—	$1,804
CRE	544	—	4	(108)	—	440
Commercial construction	77	—	1	(9)	—	69
Consumer:
Residential mortgage	343	(4)	5	(23)	—	321
Residential home equity and direct	707	(57)	20	24	—	694
Indirect auto	1,176	(69)	27	(18)	—	1,116
Indirect other	187	(11)	7	(2)	—	181
Student	131	(3)	—	—	1	129
Credit card	361	(42)	10	38	—	367
ALLL	5,662	(239)	97	(400)	1	5,121
RUFC	349	—	—	(34)	—	315
ACL	$6,011	$(239)	$97	$(434)	$1	$5,436

(Dollars in millions)	Balance at Apr 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Jun 30, 2022
Commercial:
Commercial and industrial	$1,319	$(17)	$13	$42	$—	$1,357
CRE	283	(1)	6	(51)	—	237
Commercial construction	53	—	1	(4)	—	50
Consumer:
Residential mortgage	310	(2)	4	15	—	327
Residential home equity and direct	574	(85)	20	79	—	588
Indirect auto	957	(77)	26	46	—	952
Indirect other	211	(18)	6	29	—	228
Student	115	(4)	—	(10)	(1)	100
Credit card	348	(40)	9	31	—	348
ALLL	4,170	(244)	85	177	(1)	4,187
RUFC	253	—	—	(6)	—	247
ACL	$4,423	$(244)	$85	$171	$(1)	$4,434

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Jun 30, 2021
Commercial:
Commercial and industrial	$2,204	$(132)	$42	$(310)	$—	$1,804
CRE	573	(4)	5	(134)	—	440
Commercial construction	81	(2)	2	(12)	—	69
Consumer:
Residential mortgage	368	(15)	7	(39)	—	321
Residential home equity and direct	714	(112)	38	54	—	694
Indirect auto	1,198	(174)	49	43	—	1,116
Indirect other	208	(28)	13	(12)	—	181
Student	130	(6)	—	2	3	129
Credit card	359	(82)	19	71	—	367
ALLL	5,835	(555)	175	(337)	3	5,121
RUFC	364	—	—	(49)	—	315
ACL	$6,199	$(555)	$175	$(386)	$3	$5,436

16 Truist Financial Corporation

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Jun 30, 2022
Commercial:
Commercial and industrial	$1,426	$(48)	$30	$(51)	$—	$1,357
CRE	350	(2)	7	(118)	—	237
Commercial construction	52	(1)	2	(3)	—	50
Consumer:
Residential mortgage	308	(4)	10	13	—	327
Residential home equity and direct	615	(143)	40	76	—	588
Indirect auto	1,022	(179)	49	60	—	952
Indirect other	195	(37)	12	58	—	228
Student	117	(10)	—	(7)	—	100
Credit card	350	(81)	18	61	—	348
ALLL	4,435	(505)	168	89	—	4,187
RUFC	260	—	—	(13)	—	247
ACL	$4,695	$(505)	$168	$76	$—	$4,434
(1)Includes the amounts for the ALLL for PCD acquisitions, and other activity.

The commercial ALLL decreased $11 million and $184 million and the consumer ALLL increased $28 million and decreased $62 million for the three and six months ended June 30, 2022, respectively. The decreases, with the exception of the consumer portfolio for purposes of the three months ended June 30, 2022 which saw a slight increase, reflect a continued favorable credit environment tempered by uncertainty associated with inflation, supply chain disruption, rising rates, and geopolitical events, partially offset by growth in the loan portfolio.

The RUFC decreased $6 million and $13 million for the three and six months ended June 30, 2022, respectively. The decreases reflect a continued favorable credit environment.

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. Forecasts of macroeconomic variables used in loss forecasting include, but are not limited to, unemployment trends, US real GDP, corporate credit spreads, rental rates, property values, the primary 30-year mortgage rate, home price indices, and used car prices.

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the June 30, 2022 ACL, unchanged since December 31, 2021. While the scenario weightings were unchanged, each forecast scenario reflected a moderate deterioration in certain economic variables over the reasonable and supportable forecast period when compared to the prior period. The primary economic forecast shaping the ACL estimate at June 30, 2022 included GDP growth in the low-single digits and an unemployment rate starting in the low-single digits with a slight increase towards mid-single digits by the end of the reasonable and supportable forecast period.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The June 30, 2022 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Truist Financial Corporation 17

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	June 30, 2022		December 31, 2021
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$128	$265	$125	$269
CRE	8	11	12	17
Commercial construction	—	—	—	7
Consumer:
Residential mortgage	4	265	4	292
Residential home equity and direct	2	157	3	138
Indirect auto	4	240	1	217
Indirect other	—	6	—	5
Total	$146	$944	$145	$945

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Nonperforming loans and leases HFI	$1,090	$1,090
Nonperforming LHFS	33	22
Foreclosed real estate	3	8
Other foreclosed property	47	43
Total nonperforming assets	$1,173	$1,163

Residential mortgage loans in the process of foreclosure	$245	$135

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Performing TDRs:
Commercial:
Commercial and industrial	$105	$147
CRE	5	5
Commercial construction	1	—
Consumer:
Residential mortgage	1,042	692
Residential home equity and direct	84	98
Indirect auto	401	389
Indirect other	6	7
Student	27	25
Credit card	22	27
Total performing TDRs	1,693	1,390
Nonperforming TDRs	204	152
Total TDRs	$1,897	$1,542
ALLL attributable to TDRs	$122	$102

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
18 Truist Financial Corporation

	As of / For the Three Months Ended June 30, 2022				As of / For the Six Months Ended June 30, 2022
(Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial	$—	$1	$1	$—	$—	$9	$11	$—
Consumer	97	197	293	14	245	388	622	29
Credit card	2	—	2	1	4	—	4	2
Re-modification of previously designated TDRs	9	29			30	40

	As of / For the Three Months Ended June 30, 2021				As of / For the Six Months Ended June 30, 2021
	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial	$—	$6	$6	$—	$27	$109	$153	$13
Consumer	63	71	137	10	138	226	370	23
Credit card	2	—	3	1	6	—	7	3
Re-modification of previously designated TDRs	14	6			28	20

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Unearned income, discounts, and net deferred loan fees and costs	$329	$849

Truist Financial Corporation 19

NOTE 6. Goodwill and Other Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2021 quantitative impairment test, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2022, and therefore no triggering event occurred that required a quantitative goodwill impairment test. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2021	$15,841	$6,167	$2,439	$24,447
Mergers and acquisitions	1,168	—	556	1,724
Adjustments and other	(139)	(18)	84	(73)
Goodwill, December 31, 2021	16,870	6,149	3,079	26,098
Mergers and acquisitions	—	—	187	187
Adjustments and other	—	—	14	14
Goodwill, June 30, 2022	$16,870	$6,149	$3,280	$26,299

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,519	$(1,300)	$1,219	$2,563	$(1,190)	$1,373
Other, primarily client relationship intangibles	3,494	(1,178)	2,316	3,116	(1,081)	2,035
Total	$6,013	$(2,478)	$3,535	$5,679	$(2,271)	$3,408

In the first quarter of 2022, Truist redeemed a noncontrolling equity interest in SunTrust Merchant Services, LLC, and paid cash of $175 million in exchange for the rights to certain merchant banking relations, including relations previously referred by Truist to SunTrust Merchant Services, LLC. Upon completion of this transaction, Truist recognized a gain on the redemption of noncontrolling equity interest of $74 million and $282 million of other intangibles representing the fair value of acquired contractual relationships as of the transaction date. The intangible assets are being amortized over a term of 12 years based upon the estimated duration of economic benefits received.
20 Truist Financial Corporation

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

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
UPB of residential mortgage loan servicing portfolio	$262,845	$246,727
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	209,504	196,011
Mortgage loans sold with recourse	214	244
Maximum recourse exposure from mortgage loans sold with recourse liability	135	155
Indemnification, recourse and repurchase reserves	58	74

As of / For the Six Months Ended June 30, (Dollars in millions)	2022	2021
UPB of residential mortgage loans sold from LHFS	$15,907	$22,020
Pre-tax gains recognized on mortgage loans sold and held for sale	66	223
Servicing fees recognized from mortgage loans serviced for others	297	280
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.30%	0.31%
Weighted average interest rate on mortgage loans serviced for others	3.42	3.66

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2022	2021
Residential MSRs, carrying value, January 1	$2,305	$1,778
Acquired	195	52
Additions	257	347
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	630	20
OAS	(24)	153
Realization of expected net servicing cash flows, passage of time and other	(215)	(387)
Residential MSRs, carrying value, June 30	$3,148	$1,963

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	8.9%	10.7%	9.4%	11.4%	15.3%	13.8%
Effect on fair value of a 10% increase			$(109)			$(113)
Effect on fair value of a 20% increase			(210)			(216)
OAS	1.3%	11.6%	4.3%	1.5%	10.7%	4.2%
Effect on fair value of a 10% increase			$(55)			$(37)
Effect on fair value of a 20% increase			(107)			(73)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.4%			99.3%
Adjustable-rate residential mortgage loans			0.6			0.7
Total			100.0%			100.0%
Weighted average life			6.7 years			5.2 years

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

Truist Financial Corporation 21

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
UPB of CRE mortgages serviced for others	$36,759	$37,960
CRE mortgages serviced for others covered by recourse provisions	9,889	10,243
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,845	2,958
Recorded reserves related to recourse exposure	15	16
CRE mortgages originated during the year-to-date period	3,460	9,380
Commercial MSRs at fair value	283	280

Other Servicing Activities

The Company had $35 million and $48 million of other loan servicing rights at fair value as of June 30, 2022 and December 31, 2021, respectively.

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	June 30, 2022		December 31, 2021
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,095	$21	$1,168	$22
Lease liabilities	1,471	25	1,600	26
Weighted average remaining term	6.4 years	6.0 years	6.6 years	6.4 years
Weighted average discount rate	2.4%	3.4%	2.3%	3.5%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Operating lease costs	$75	$85	$160	$170

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Assets held under operating leases (1)	$2,136	$2,110
Accumulated depreciation	(540)	(539)
Net	$1,596	$1,571
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $7.6 billion at June 30, 2022 and $7.3 billion December 31, 2021.
22 Truist Financial Corporation

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Federal funds purchased	$2,942	$—
Securities sold under agreements to repurchase	1,938	2,435
FHLB advances	6,000	—
Collateral in excess of derivative exposures	420	318
Master notes	620	808
Securities sold short	1,816	1,731
Total short-term borrowings	$13,736	$5,292

The following table presents a summary of long-term debt:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Truist Financial Corporation:
Fixed rate senior notes (1)	$11,481	$13,271
Floating rate senior notes (1)	999	1,348
Fixed rate subordinated notes (2)	930	1,254
Capital Notes (2)	622	620
Structured notes (3)	11	11
Truist Bank:
Fixed rate senior notes (1)	8,058	9,545
Floating rate senior notes (1)	1,749	2,399
Fixed rate subordinated notes (2)	4,898	5,043
FHLB advances	3	863
Other long-term debt (4)	1,275	1,263
Nonbank subsidiaries:
Other long-term debt (5)	293	296
Total long-term debt	$30,319	$35,913
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

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash dividends declared per share	$0.48	$0.45	$0.96	$0.90

Share Repurchase Activity

The Board of Directors has authorized the repurchase of up to $4.2 billion of the Company’s common stock through September 30, 2022. At June 30, 2022, Truist had remaining authorization to repurchase $2.3 billion of common stock under the Board approved repurchase plan. Truist’s share repurchase activity is dependent on capital deployment through organic growth and acquisitions, giving consideration to economic and regulatory conditions. For the six months ended June 30, 2022, the Company repurchased $250 million of common stock, which represented 5.1 million shares.

Truist Financial Corporation 23

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, April 1, 2021	$(840)	$(28)	$(650)	$—	$2	$(1,516)
OCI before reclassifications, net of tax	(9)	—	394	—	1	386
Amounts reclassified from AOCI:
Before tax	9	13	85	—	—	107
Tax effect	2	3	20	—	—	25
Amounts reclassified, net of tax	7	10	65	—	—	82
Total OCI, net of tax	(2)	10	459	—	1	468
AOCI balance, June 30, 2021	$(842)	$(18)	$(191)	$—	$3	$(1,048)
AOCI balance, April 1, 2022	$(78)	$(4)	$(3,627)	$(2,828)	$2	$(6,535)
OCI before reclassifications, net of tax	—	46	(2,873)	—	(2)	(2,829)
Amounts reclassified from AOCI:
Before tax	8	5	32	119	—	164
Tax effect	3	2	8	27	—	40
Amounts reclassified, net of tax	5	3	24	92	—	124
Total OCI, net of tax	5	49	(2,849)	92	(2)	(2,705)
AOCI balance, June 30, 2022	$(73)	$45	$(6,476)	$(2,736)	$—	$(9,240)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2021	$(875)	$(64)	$1,654	$—	$1	$716
OCI before reclassifications, net of tax	19	—	(2,014)	—	2	(1,993)
Amounts reclassified from AOCI:
Before tax	18	60	221	—	—	299
Tax effect	4	14	52	—	—	70
Amounts reclassified, net of tax	14	46	169	—	—	229
Total OCI, net of tax	33	46	(1,845)	—	2	(1,764)
AOCI balance, June 30, 2021	$(842)	$(18)	$(191)	$—	$3	$(1,048)
AOCI balance, January 1, 2022	$(86)	$(9)	$(1,510)	$—	$1	$(1,604)
OCI before reclassifications, net of tax	2	46	(7,909)	—	(1)	(7,862)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	16	11	93	176	—	296
Tax effect	5	3	22	40	—	70
Amounts reclassified, net of tax	11	8	71	136	—	226
Total OCI, net of tax	13	54	(7,838)	136	(1)	(7,636)
AOCI balance, June 30, 2022	$(73)	$45	$(6,476)	$(2,736)	$—	$(9,240)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income
NOTE 12. Income Taxes

For the three months ended June 30, 2022 and 2021, the provision for income taxes was $372 million and $415 million, respectively, representing effective tax rates of 19.5% and 20.0%, respectively. For the six months ended June 30, 2022 and 2021, the provision for income taxes was $702 million and $766 million, respectively, representing effective tax rates of 19.2% and 19.7%, respectively. The lower effective tax rate for the three months ended June 30, 2022 was primarily driven by lower pre-tax income. The lower effective tax rate for the six months ended June 30, 2022 was primarily driven by changes in discrete taxes. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

24 Truist Financial Corporation

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Service cost	Personnel expense	$140	$157	$279	$315
Interest cost	Other expense	88	80	176	159
Estimated return on plan assets	Other expense	(270)	(249)	(539)	(498)
Amortization and other	Other expense	9	9	17	17
Net periodic (benefit) cost		$(33)	$(3)	$(67)	$(7)

Truist makes contributions to the qualified pension plans up to the maximum deductible for federal income tax purposes. Discretionary contributions totaling $351 million were made to the Truist pension plan during the six months ended June 30, 2022. There are no required contributions for 2022.

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Jun 30, 2022	Dec 31, 2021
Investments in affordable housing projects:
Carrying amount	Other assets	$4,279	$4,107
Amount of future funding commitments included in carrying amount	Other liabilities	1,445	1,285
Lending exposure	Loans and leases for funded amounts	1,151	763
Renewable energy investments:
Carrying amount	Other assets	192	257
Amount of future funding commitments not included in carrying amount	NA	510	71
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,819	1,822
Amount of future funding commitments not included in carrying amount	NA	424	411

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$127	$119	$255	$239
Other community development investments	Provision for income taxes	24	23	47	46
Renewable energy investments	NA (1)	24	21	61	60
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$124	$117	$248	$236
Other community development investments	Other noninterest income	20	19	39	38
Renewable energy investments	Other noninterest income	—	2	4	2
(1)Tax credits received for these investments are recorded as a reduction to the carrying value of these investments.

Truist Financial Corporation 25

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Commitments to extend, originate, or purchase credit	$210,385	$198,658
Residential mortgage loans sold with recourse	214	244
CRE mortgages serviced for others covered by recourse provisions	9,889	10,243
Other loans serviced for others covered by recourse provisions	646	588
Letters of credit	5,725	5,568

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

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Total return swaps:
VIE assets	$1,531	$1,519
Trading loans and bonds	1,440	1,491
VIE liabilities	73	50

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

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Pledged securities	$28,837	$29,678
Pledged loans:
FRB	67,658	73,349
FHLB	62,876	64,698
Unused borrowing capacity:
FRB	48,122	52,170
FHLB	41,379	49,244

26 Truist Financial Corporation

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of June 30, 2022. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. In addition, the matters underlying this estimate will change from time to time. Estimated losses are based upon currently available information and involve considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors.

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

The following is a description of certain legal proceedings in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. On April 8, 2020, the Company filed a motion seeking to narrow the scope of this class, and on May 29, 2020, it filed a renewed motion to compel arbitration of the claims of some of the class members. On February 9, 2021, the trial court denied both motions as premature. Truist filed a second renewed motion to compel arbitration against certain class members on July 5, 2022. The Company continues to believe that the underlying claims are without merit.

United Services Automobile Association v. Truist Bank

USAA filed a lawsuit on July 29, 2022 against the Company in the United States District Court for the Eastern District of Texas alleging that the Company’s mobile remote deposit capture systems infringe certain patents held by USAA. The complaint seeks damages, including for alleged willful infringement, as well as injunctive and other equitable relief.

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$678	$—	$678	$—	$—
GSE	341	—	341	—	—
Agency MBS - residential	1,088	—	1,088	—	—
Agency MBS - commercial	75	—	75	—	—
States and political subdivisions	299	—	299	—	—
Corporate and other debt securities	832	—	832	—	—
Loans	1,596	—	1,596	—	—
Other	321	246	75	—	—
Total trading assets	5,230	246	4,984	—	—
AFS securities:
U.S. Treasury	10,258	—	10,258	—	—
GSE	250	—	250	—	—
Agency MBS - residential	62,197	—	62,197	—	—
Agency MBS - commercial	2,654	—	2,654	—	—
States and political subdivisions	374	—	374	—	—
Non-agency MBS	3,425	—	3,425	—	—
Other	120	—	120	—	—
Total AFS securities	79,278	—	79,278	—	—
LHFS at fair value	3,149	—	3,149	—	—
Loans and leases	20	—	—	20	—
Loan servicing rights at fair value	3,466	—	—	3,466	—
Other assets:
Derivative assets	1,386	420	2,712	12	(1,758)
Equity securities	950	828	122	—	—
Total assets	$93,479	$1,494	$90,245	$3,498	$(1,758)
Liabilities:
Derivative liabilities	$1,914	$329	$3,985	$48	$(2,448)
Securities sold short	1,816	7	1,809	—	—
Total liabilities	$3,730	$336	$5,794	$48	$(2,448)

28 Truist Financial Corporation

December 31, 2021 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$125	$—	$125	$—	$—
GSE	306	—	306	—	—
Agency MBS - residential	1,016	—	1,016	—	—
Agency MBS - commercial	13	—	13	—	—
States and political subdivisions	91	—	91	—	—
Corporate and other debt securities	738	—	738	—	—
Loans	1,791	—	1,791	—	—
Other	343	285	58	—	—
Total trading assets	4,423	285	4,138	—	—
AFS securities:
U.S. Treasury	9,795	—	9,795	—	—
GSE	1,698	—	1,698	—	—
Agency MBS - residential	134,042	—	134,042	—	—
Agency MBS - commercial	2,882	—	2,882	—	—
States and political subdivisions	420	—	420	—	—
Non-agency MBS	4,258	—	4,258	—	—
Other	28	—	28	—	—
Total AFS securities	153,123	—	153,123	—	—
LHFS at fair value	3,544	—	3,544	—	—
Loans and leases	23	—	—	23	—
Loan servicing rights at fair value	2,633	—	—	2,633	—
Other assets:
Derivative assets	2,370	887	3,110	30	(1,657)
Equity securities	1,066	967	99	—	—
Total assets	$167,182	$2,139	$164,014	$2,686	$(1,657)
Liabilities:
Derivative liabilities	$586	$438	$3,056	$42	$(2,950)
Securities sold short	1,731	8	1,723	—	—
Total liabilities	$2,317	$446	$4,779	$42	$(2,950)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At June 30, 2022 and December 31, 2021, investments totaling $361 million and $440 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2021.

Truist Financial Corporation 29

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended June 30, 2022 and 2021 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at April 1, 2021	$—	$2,365	$(10)
Total realized and unrealized gains (losses):
Included in earnings	—	(192)	81
Purchases	—	20	—
Issuances	—	227	81
Settlements	—	(189)	(114)
Balance at June 30, 2021	$—	$2,231	$38
Balance at April 1, 2022	$21	$3,013	$(74)
Total realized and unrealized gains (losses):
Included in earnings	—	260	(93)
Purchases	—	195	—
Issuances	—	123	23
Sales	—	(1)	—
Settlements	—	(124)	108
Other	(1)	—	—
Balance at June 30, 2022	$20	$3,466	$(36)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2022	$—	$2	$—

Six Months Ended June 30, 2022 and 2021 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2021	$—	$2,023	$172
Total realized and unrealized gains (losses):
Included in earnings	—	182	(83)
Purchases	—	52	—
Issuances	—	387	177
Settlements	—	(413)	(228)
Balance at June 30, 2021	$—	$2,231	$38
Balance at January 1, 2022	$23	$2,633	$(12)
Total realized and unrealized gains (losses):
Included in earnings	—	617	(263)
Purchases	—	195	—
Issuances	—	281	40
Sales	—	(1)	—
Settlements	—	(259)	199
Other	(3)	—	—
Balance at June 30, 2022	$20	$3,466	$(36)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2022	$—	$617	$(7)
Primary income statement location of realized gains (losses) included in earnings	Other income	Residential mortgage income and Commercial mortgage income	Residential mortgage income and Commercial mortgage income

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	June 30, 2022			December 31, 2021
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,596	$1,713	$(117)	$1,791	$1,784	$7
Loans and leases	20	22	(2)	23	35	(12)
LHFS at fair value	3,149	3,135	14	3,544	3,450	94
30 Truist Financial Corporation

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Carrying value:
LHFS	$114	$101
Loans and leases	402	443
Other	50	100

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Valuation adjustments:
LHFS	$(4)	$(26)
Loans and leases	(165)	(243)
Other	(160)	(127)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $375 million and $1.2 billion of LHFS carried at cost at June 30, 2022 and December 31, 2021, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

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

		June 30, 2022		December 31, 2021
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$60,081	$53,905	$1,494	$1,495
Loans and leases HFI, net of ALLL	Level 3	299,455	292,846	285,055	284,914
Financial liabilities:
Time deposits	Level 2	13,562	13,660	15,886	16,017
Long-term debt	Level 2	30,319	29,020	35,913	36,251

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $247 million and $260 million at June 30, 2022 and December 31, 2021, respectively.
Truist Financial Corporation 31

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company.

	June 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$10,500	$—	$—	$—	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	12,893	—	(41)	12,690	—	(6)
Swaps hedging AFS securities	7,097	—	—	12,711	—	(2)
Total	19,990	—	(41)	25,401	—	(8)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	154,805	525	(1,759)	150,223	1,716	(733)
Options	29,619	140	(130)	23,659	43	(30)
Forward commitments	2,039	11	(11)	2,404	2	(5)
Other	2,836	2	(3)	2,927	—	—
Equity contracts	36,531	717	(811)	34,232	1,582	(2,089)
Credit contracts:
Loans and leases	484	—	(1)	570	—	(2)
Risk participation agreements	6,429	—	(2)	8,145	—	(4)
Total return swaps	1,542	89	—	1,445	3	(19)
Foreign exchange contracts	19,446	449	(427)	16,102	160	(156)
Commodity	6,699	1,067	(1,076)	4,641	475	(468)
Total	260,430	3,000	(4,220)	244,348	3,981	(3,506)
Mortgage banking:
Interest rate contracts:
Swaps	573	—	—	441	—	—
Options	216	3	—	—	—	—
Interest rate lock commitments	2,597	12	(19)	4,163	30	(7)
When issued securities, forward rate agreements and forward commitments	5,592	24	(12)	6,913	7	(15)
Other	317	1	—	424	1	—
Total	9,295	40	(31)	11,941	38	(22)
MSRs:
Interest rate contracts:
Swaps	14,727	—	—	12,837	—	—
Options	13,241	77	(23)	101	1	—
When issued securities, forward rate agreements and forward commitments	2,168	25	(47)	3,927	7	—
Other	1,320	2	—	2,017	—	—
Total	31,456	104	(70)	18,882	8	—
Total derivatives not designated as hedges	301,181	3,144	(4,321)	275,171	4,027	(3,528)
Total derivatives	$331,671	3,144	(4,362)	$300,572	4,027	(3,536)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,395)	1,395		(1,312)	1,312
Cash collateral (received) posted for amounts subject to master netting arrangements		(363)	1,053		(345)	1,638
Net amount		$1,386	$(1,914)		$2,370	$(586)

32 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

June 30, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,604	$(1,433)	$1,171	$—	$1,171
Derivatives not subject to master netting arrangement or similar arrangement	120	—	120	—	120
Exchange traded derivatives	420	(325)	95	—	95
Total derivative assets	$3,144	$(1,758)	$1,386	$—	$1,386
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,567)	$2,123	$(1,444)	$27	$(1,417)
Derivatives not subject to master netting arrangement or similar arrangement	(466)	—	(466)	—	(466)
Exchange traded derivatives	(329)	325	(4)	—	(4)
Total derivative liabilities	$(4,362)	$2,448	$(1,914)	$27	$(1,887)

December 31, 2021 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,752	$(1,221)	$1,531	$(1)	$1,530
Derivatives not subject to master netting arrangement or similar arrangement	388	—	388	—	388
Exchange traded derivatives	887	(436)	451	—	451
Total derivative assets	$4,027	$(1,657)	$2,370	$(1)	$2,369
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,873)	$2,514	$(359)	$66	$(293)
Derivatives not subject to master netting arrangement or similar arrangement	(225)	—	(225)	—	(225)
Exchange traded derivatives	(438)	436	(2)	—	(2)
Total derivative liabilities	$(3,536)	$2,950	$(586)	$66	$(520)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	June 30, 2022			December 31, 2021
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities (1)	$43,783	$(505)	$(4)	$108,758	$(400)	$(150)
Loans and leases	373	—	11	382	—	12
Long-term debt	23,108	(394)	278	27,361	(137)	629
(1)The amortized cost of AFS securities was $48.9 billion at June 30, 2022 and $110.6 billion at December 31, 2021.

Truist Financial Corporation 33

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$59	$—	$59	$—
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$—	$(1)	$—	$(2)
Short-term borrowings	—	(7)	—	(12)
Long-term debt	(5)	(5)	(11)	(10)
Total	$(5)	$(13)	$(11)	$(24)
Pre-tax gain (loss) reclassified from AOCI into other expense: (1)
Deposits	$—	$—	$—	$(12)
Short-term borrowings	—	—	—	(20)
Long-term debt	—	—	—	(4)
Total	$—	$—	$—	$(36)
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
AFS securities:
Amounts related to interest settlements	$9	$(13)	$4	$(24)
Recognized on derivatives	60	(163)	474	361
Recognized on hedged items	(42)	161	(444)	(365)
Net income (expense) recognized	27	(15)	34	(28)
Loans and leases:
Recognized on hedged items	—	—	(1)	(1)
Net income (expense) recognized	—	—	(1)	(1)
Long-term debt:
Amounts related to interest settlements	3	—	19	—
Recognized on derivatives	(38)	—	(467)	—
Recognized on hedged items	82	75	568	154
Net income (expense) recognized	47	75	120	154
Net income (expense) recognized, total	$74	$60	$153	$125

The following table presents information about the Company’s terminated cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(44)	$—
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(1)	(9)
Estimated portion of net after-tax gain (loss) on terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(3)	(9)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	7 years	N/A
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2030) (1)	$756	$767
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	179	231
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $485 million at June 30, 2022.
34 Truist Financial Corporation

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$72	$12	$128	$114
Foreign exchange contracts	Investment banking and trading income and other income	147	8	179	34
Equity contracts	Investment banking and trading income and other income	2	(12)	7	(20)
Credit contracts	Investment banking and trading income and other income	83	(27)	91	(61)
Commodity contracts	Investment banking and trading income	(5)	3	—	5
Mortgage banking:
Interest rate contracts	Residential mortgage income	217	(88)	478	3
Interest rate contracts	Commercial mortgage income	—	—	(1)	(1)
MSRs:
Interest rate contracts	Residential mortgage income	(265)	219	(614)	(114)
Interest rate contracts	Commercial mortgage income	(5)	5	(14)	(7)
Total		$246	$120	$254	$(47)

Credit Derivative Instruments

As part of the Company’s corporate investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At June 30, 2022, the remaining terms on these risk participations ranged from less than one year to 16 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Risk participation agreements:
Maximum potential amount of exposure	$261	$521
Total return swaps:
Cash collateral held	385	290

Truist Financial Corporation 35

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Dealer and other counterparties:
Cash and other collateral received from counterparties	$362	$346
Derivatives in a net gain position secured by collateral received	467	506
Unsecured positions in a net gain with counterparties after collateral postings	110	143
Cash collateral posted to counterparties	1,045	1,704
Derivatives in a net loss position secured by collateral	1,289	2,591
Additional collateral that would have been posted had the Company’s credit ratings dropped below investment grade	—	3
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	45	31
Derivatives in a net loss position	36	18
Derivatives in a net gain position	2	—
Securities pledged to central counterparties clearing	808	904

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2022	2021	2022	2021
Net income available to common shareholders	$1,454	$1,559	$2,781	$2,893
Weighted average number of common shares	1,330,160	1,338,302	1,329,601	1,341,963
Effect of dilutive outstanding equity-based awards	8,704	11,190	10,624	12,247
Weighted average number of diluted common shares	1,338,864	1,349,492	1,340,225	1,354,210
Basic EPS	$1.09	$1.16	$2.09	$2.16
Diluted EPS	$1.09	$1.16	$2.08	$2.14
Anti-dilutive awards	4,843	—	130	3

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

36 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$1,567	$1,687	$1,277	$1,182	$30	$25	$533	$351	$3,407	$3,245
Net intersegment interest income (expense)	707	385	57	114	(2)	—	(762)	(499)	—	—
Segment net interest income	2,274	2,072	1,334	1,296	28	25	(229)	(148)	3,407	3,245
Allocated provision for credit losses	199	(4)	(28)	(399)	1	(1)	(1)	(30)	171	(434)
Segment net interest income after provision	2,075	2,076	1,362	1,695	27	26	(228)	(118)	3,236	3,679
Noninterest income	892	925	636	808	833	698	(113)	(26)	2,248	2,405
Amortization of intangibles	79	78	32	38	32	24	—	2	143	142
Other noninterest expense	1,875	1,867	749	790	592	491	221	721	3,437	3,869
Income (loss) before income taxes	1,013	1,056	1,217	1,675	236	209	(562)	(867)	1,904	2,073
Provision (benefit) for income taxes	240	257	263	369	58	50	(189)	(261)	372	415
Segment net income (loss)	$773	$799	$954	$1,306	$178	$159	$(373)	$(606)	$1,532	$1,658

Identifiable assets (period end)	$166,378	$156,520	$193,406	$178,746	$11,126	$8,649	$174,213	$178,049	$545,123	$521,964

Six Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$3,095	$3,440	$2,371	$2,391	$54	$49	$1,070	$650	$6,590	$6,530
Net intersegment interest income (expense)	1,361	616	233	187	(2)	—	(1,592)	(803)	—	—
Segment net interest income	4,456	4,056	2,604	2,578	52	49	(522)	(153)	6,590	6,530
Allocated provision for credit losses	272	96	(178)	(434)	1	—	(19)	(48)	76	(386)
Segment net interest income after provision	4,184	3,960	2,782	3,012	51	49	(503)	(105)	6,514	6,916
Noninterest income	1,842	1,845	1,255	1,500	1,571	1,332	(278)	(75)	4,390	4,602
Amortization of intangibles	152	157	65	75	63	51	—	3	280	286
Other noninterest expense	3,710	3,721	1,472	1,513	1,121	944	671	1,157	6,974	7,335
Income (loss) before income taxes	2,164	1,927	2,500	2,924	438	386	(1,452)	(1,340)	3,650	3,897
Provision (benefit) for income taxes	518	471	543	639	108	94	(467)	(438)	702	766
Segment net income (loss)	$1,646	$1,456	$1,957	$2,285	$330	$292	$(985)	$(902)	$2,948	$3,131

Identifiable assets (period end)	$166,378	$156,520	$193,406	$178,746	$11,126	$8,649	$174,213	$178,049	$545,123	$521,964
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

Truist Financial Corporation 37

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

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Executive Overview

Our second quarter 2022 performance reflects our improved momentum post-integration and the resiliency of our diverse business mix in a volatile market environment. Loan growth was broad-based and we delivered significant expansion of our net interest margin as a result of higher interest rates and our strong deposit franchise. Credit quality remained excellent in the second quarter, also evidenced by our performance during the latest CCAR stress test, with Truist having the second-lowest loan loss rate among our peers under the severely adverse stress scenario. Following our stress test results, we announced an 8% increase in our quarterly cash dividend, which was approved by the Board of Directors at their July meeting.

While certain residual integration activities remain, we’re seeing the early benefits of our shift from integrating to operating and continue to make strategic investments in talent and technology to accelerate our growth. We’re confident Truist is well-positioned to perform in different credit environments given our diverse business mix and strong capital position.

See below for further updates on our ESG efforts and a more detailed discussion of our second quarter financial performance.

ESG

Our recent 2021 Environmental, Social, and Governance and Corporate Social Responsibility report highlights the significant steps we’ve taken to meet and exceed our goals, including the diversity of our senior leadership and supporting our clients and communities to transition to a lower carbon economy.

Environmental

•Truist has joined the Partnership for Carbon Accounting Financials, and set 2030 goals to reduce Scope 1 and Scope 2 emissions by 35% each, and to reduce water consumption by 25%, relative to 2019.
•We announced our goal to achieve net zero greenhouse gas emissions by 2050, supporting our clients’ transition to a low-carbon economy.

38 Truist Financial Corporation

Social

•Guided by our purpose to inspire and build better lives and communities, we’re investing in key talent by increasing our minimum wage to $22 per hour effective October 1, 2022, positioning Truist as a leader in the industry.
•Together with the Truist Foundation and the Truist Charitable Fund, we’ve committed $120 million to help historically underserved small businesses gain access to capital and technical assistance.
•Truist continues to be ahead of schedule with regard to our $60 billion Community Benefits Plan commitment.
•In July 2022, Truist launched Truist One Banking, a first-of-its-kind approach to the checking account experience, designed to address clients’ direct feedback.
•Launched the state-of-the-art Innovation and Technology Center to support our ongoing efforts to transform the client experience.
•Acquired Long Game, the award winning mobile app that motivates smart financial behaviors.

Governance

•Truist made several leadership changes during the first quarter of 2022 that are discussed in the executive overview section of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.
•In May 2022, Truist announced that CFO Daryl Bible has made the decision to retire from Truist after a distinguished 38-year career and more than 14 years with the company. As Truist conducts the search for its new CFO, Mr. Bible will continue to serve in his current role to support a successful transition.

Financial Results

Net income available to common shareholders for the second quarter of 2022 of $1.5 billion was down 6.7% compared with the second quarter of 2021, primarily due to a benefit in the provision for credit losses last year. On a diluted per common share basis, earnings for the second quarter of 2022 were $1.09, a decrease of $0.07, or 6.0%, compared to the second quarter of 2021. Truist’s results of operations for the second quarter of 2022 produced an annualized return on average assets of 1.14% and an annualized return on average common shareholders’ equity of 10.3% compared to prior year returns of 1.28% and 10.1%, respectively.

Results for the second quarter of 2022 included merger-related and restructuring charges of $121 million ($92 million after-tax), incremental operating expenses related to the Merger of $117 million ($89 million after-tax), and a gain on the redemption of FHLB advances of $39 million ($30 million after-tax). Results for the second quarter of 2021 included $297 million ($228 million after-tax) of merger-related and restructuring charges, $190 million ($146 million after-tax) of incremental operating expenses related to the Merger, and expense associated with charitable contributions to the Truist Foundation and the Truist Charitable Fund of $200 million ($153 million after-tax).

On a TE basis, revenue was $5.7 billion for the second quarter of 2022, relatively flat compared to the same period in 2021. TE net interest income for the second quarter of 2022 was up $162 million, or 4.9%, compared to the earlier quarter due to higher market interest rates coupled with well controlled deposit costs, growth in the securities portfolio and lower premium amortization. These increases were partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $20.6 billion, or 4.5%, compared to the earlier quarter. The increase in average earning assets reflects a $13.0 billion, or 10%, increase in average securities, a $6.9 billion, or 2.4%, increase in total loans and leases, and a $1.0 billion, or 20%, increase in average interest earning trading assets. Average deposits increased $27.5 billion, or 6.9%, and average short term borrowings increased $3.5 billion, or 56%, compared to the earlier quarter, while average long-term debt decreased $5.6 billion, or 15%.

Net interest margin was 2.89%, up one basis point compared to the earlier quarter. The yield on the total loan portfolio for the second quarter of 2022 was 3.91%, down ten basis points compared to the earlier quarter, reflecting the impact of lower purchase accounting accretion, partially offset by higher market interest rates. The yield on the average securities portfolio was 1.82%, up 35 basis points compared to the earlier quarter primarily due to purchases of higher yielding securities, favorable hedge benefits, and lower premium amortization.

The average cost of total deposits was 0.09%, up five basis points compared to the earlier quarter. The average cost of short-term borrowings was 1.26%, up 28 basis points compared to the earlier quarter. The average cost of long-term debt was 1.75%, up 15 basis points compared to the earlier quarter. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

The provision for credit losses was $171 million, compared to a benefit of $434 million for the earlier quarter. The earlier quarter included a reserve release due to the improving credit environment during that period. Net charge-offs for the second quarter of 2022 totaled $159 million compared to $142 million in the earlier quarter. The net charge-off ratio for the current quarter of 0.22% was up two basis points compared to the earlier quarter.

Truist Financial Corporation 39

Noninterest income for the second quarter of 2022 decreased $157 million, or 6.5%, compared to the earlier quarter. Investment banking and trading income decreased $147 million, or 37%, due to lower structured real estate fees, lower high-yield bond and equity originations fees, lower loan syndications, and lower merger and acquisition fees, partially offset by higher trading income due to higher CVA gains. Other income decreased $104 million, or 87%, due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, and lower investment income from the Company’s SBIC investments. Residential mortgage income decreased $43 million, or 37%, as lower production income (due to lower margins and refinance volumes resulting from the higher rate environment) was partially offset by higher servicing income (due to lower prepayments and servicing portfolio purchases). These decreases were partially offset by a $135 million, or 20%, increase in insurance income due to continued strong organic growth and acquisitions.

Noninterest expense for the second quarter of 2022 was down $431 million, or 11%, compared to the earlier quarter. Merger-related and restructuring charges decreased $176 million due to lower costs in connection with the voluntary separation and retirement program and lower costs associated with exiting facilities. Incremental operating expenses related to the Merger decreased $73 million, primarily reflected in professional fees and outside processing expenses and personnel expense. The current quarter includes a $39 million gain on the redemption of FHLB advances. The prior quarter included $200 million of expense associated with charitable contributions to the Truist Foundation and the Truist Charitable Fund (other expense). Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense increased $56 million, or 1.8%, compared to the earlier quarter. Personnel expense decreased $105 million, or 4.8%, ($74 million on an adjusted basis) due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives, partially offset by higher salaries due to annual merit increases and higher staffing for insurance (primarily from acquisitions) and enterprise technology. Other expense increased $73 million on an adjusted basis primarily due to increased operational losses and teammate travel expenses. Professional fees and outside processing expenses were up $42 million on an adjusted basis due to increased call center staffing and enterprise technology investments. Marketing and customer development expense was up $27 million due to increased spend to continue to build and strengthen Truist’s brand.

The provision for income taxes was $372 million for the second quarter of 2022, compared to $415 million for the earlier quarter. The effective tax rate for the second quarter of 2022 was 19.5%, compared to 20.0% for the earlier quarter. The decrease in the effective tax rate for the second quarter of 2022 was primarily driven by lower pre-tax income.

Truist’s total assets at June 30, 2022 were $545.1 billion, an increase of $3.9 billion, or 0.7%, compared to December 31, 2021. Total loans and leases at June 30, 2022, were $307.3 billion, an increase of $13.0 billion, or 4.4% compared with December 31, 2021. The increase in loans reflects broad based loan growth across most portfolios primarily in the second quarter of 2022. Total deposits at June 30, 2022 were $424.8 billion, an increase of $8.3 billion, or 2.0%, compared to December 31, 2021.

Asset quality remains excellent, reflecting Truist’s prudent risk culture and diverse portfolio.

Truist maintained strong capital and liquidity levels. As of June 30, 2022, the CET1 ratio was 9.2% and the average LCR for the second quarter of 2022 was 110%. The 20 basis point decline in the CET1 ratio compared to March 31, 2022 primarily reflects strong loan growth and share repurchases. Truist declared common dividends of $0.48 per share in the second quarter of 2022 and repurchased $250 million of common stock, resulting in dividend and total payout ratios of 44% and 61% respectively. Truist completed the 2022 CCAR process during the second quarter of 2022 and received the preliminary stress capital buffer requirement of 2.5% for the period October 1, 2022 to September 30, 2023. By August 31, 2022, the Federal Reserve will provide Truist with its final stress capital buffer requirement. In July 2022, the Board of Directors approved an increase in the quarterly dividend of 8% to $0.52 beginning in the third quarter of 2022.

40 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income and NIM

Second Quarter 2022 compared to Second Quarter 2021

Taxable equivalent net interest income for the second quarter of 2022 was up $162 million, or 4.9%, compared to the earlier quarter primarily due to higher market interest rates coupled with well controlled deposit costs, growth in the securities portfolio and lower premium amortization. These increases were partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $20.6 billion, or 4.5%, compared to the earlier quarter. The increase in average earning assets reflects a $13.0 billion, or 10%, increase in average securities, a $6.9 billion, or 2.4%, increase in total loans and leases, and a $1.0 billion, or 20%, increase in average interest earning trading assets. Average deposits increased $27.5 billion, or 6.9%, and average short term borrowings increased $3.5 billion, or 56%, compared to the earlier quarter, while average long-term debt decreased $5.6 billion, or 15%.

Net interest margin was 2.89%, up one basis point compared to the earlier quarter. The yield on the total loan portfolio for the second quarter of 2022 was 3.91%, down ten basis points compared to the earlier quarter, reflecting the impact of lower purchase accounting accretion, partially offset by higher market interest rates. The yield on the average securities portfolio was 1.82%, up 35 basis points compared to the earlier quarter primarily due to purchases of higher yielding securities, favorable hedge benefits, and lower premium amortization.

The average cost of total deposits was 0.09%, up five basis points compared to the earlier quarter. The average cost of short-term borrowings was 1.26%, up 28 basis points compared to the earlier quarter. The average cost of long-term debt was 1.75%, up 15 basis points compared to the earlier quarter. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Six Months of 2022 compared to Six Months of 2021

Taxable equivalent net interest income for the six months ended June 30, 2022 was up $58 million, or 0.9%, compared to the prior period primarily due to higher market interest rates coupled with well controlled deposit costs, growth in the securities portfolio and lower premium amortization, partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $23.3 billion, or 5.2%, compared to the prior period. The increase in average earning assets reflects a $21.7 billion, or 17%, increase in average securities, and a $1.1 billion, or 22%, increase in average interest earning trading assets. Average total loans and leases were relatively flat as a $1.1 billion, or 0.4%, increase in loans and leases held for investment was more than offset by a decline in loans held for sale. Average deposits increased $29.8 billion, or 7.6%, and average short-term borrowings increased $1.8 billion, or 29%, compared to the prior period, while average long-term debt decreased $4.1 billion, or 11%.

Net interest margin was 2.83% for the six months ended June 30, 2022, down 12 basis points compared to the prior period. The yield on the total loan portfolio for the six months ended June 30, 2022 was 3.80%, down 25 basis points compared to the prior period, reflecting the impact of lower purchase accounting accretion, partially offset by higher market interest rates. The yield on the average securities portfolio was 1.75% for the six months ended June 30, 2022, up 29 basis points compared to the prior period primarily due to purchases of higher yielding securities, favorable hedge benefits, and lower premium amortization.

The average cost of total deposits was 0.06% for the six months ended June 30, 2022, up two basis points compared to the prior period. The average cost on short-term borrowings was 0.98% for the six months ended June 30, 2022, up eight basis points compared to the prior period. The average cost on long-term debt was 1.61% for the six months ended June 30, 2022, up three basis points compared to the prior period. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

As of June 30, 2022, the remaining unamortized fair value marks on the loan and lease portfolio, deposits, and long-term debt were $924 million, $3 million, and $109 million, respectively. As of December 31, 2021, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $1.3 billion, $7 million, and $139 million, respectively.

The remaining unamortized fair value mark on loans and leases consist of $559 million for consumer loans and leases, and $365 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 41

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2022	2021	2022	2021	2022	2021		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$10,544	$9,070	0.86%	0.73%	$22	$16	$6	$3	$3
GSE	255	1,840	1.96	2.33	1	11	(10)	(1)	(9)
Agency MBS	133,339	124,251	1.88	1.50	625	466	159	123	36
States and political subdivisions	371	437	3.83	3.55	4	4	—	—	—
Non-agency MBS	4,097	17	2.30	2.46	23	—	23	—	23
Other	75	32	3.66	1.88	1	—	1	—	1
Total securities	148,681	135,647	1.82	1.47	676	497	179	125	54
Interest earning trading assets	6,073	5,061	3.55	2.82	55	37	18	10	8
Other earning assets (3)	21,203	21,592	0.85	0.19	45	9	36	36	—
Loans and leases, net of unearned income: (4)
Commercial and industrial	145,558	138,539	3.24	3.10	1,174	1,072	102	48	54
CRE	22,508	25,645	3.41	2.84	193	183	10	34	(24)
Commercial Construction	5,256	6,359	3.46	2.95	43	45	(2)	7	(9)
Residential mortgage	49,237	43,605	3.58	4.35	440	474	(34)	(91)	57
Residential home equity and direct	25,124	25,238	5.25	5.74	329	361	(32)	(30)	(2)
Indirect auto	26,496	26,444	5.47	6.20	362	409	(47)	(48)	1
Indirect other	11,471	10,797	6.27	6.86	180	185	(5)	(16)	11
Student	6,331	7,396	4.20	3.90	66	72	(6)	5	(11)
Credit card	4,728	4,552	8.91	8.73	105	99	6	2	4
Total loans and leases HFI	296,709	288,575	3.91	4.03	2,892	2,900	(8)	(89)	81
LHFS	3,152	4,390	4.20	2.57	33	28	5	14	(9)
Total loans and leases	299,861	292,965	3.91	4.01	2,925	2,928	(3)	(75)	72
Total earning assets	475,818	455,265	3.12	3.06	3,701	3,471	230	96	134
Nonearning assets	64,750	63,509
Total assets	$540,568	$518,774
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$112,375	$106,121	0.15	0.06	43	15	28	27	1
Money market and savings	148,632	134,029	0.13	0.03	50	8	42	41	1
Time deposits	14,133	18,213	0.17	0.28	6	13	(7)	(5)	(2)
Total interest-bearing deposits (6)	275,140	258,363	0.14	0.06	99	36	63	63	—
Short-term borrowings	9,618	6,168	1.26	0.98	30	15	15	5	10
Long-term debt	31,263	36,873	1.75	1.60	137	147	(10)	13	(23)
Total interest-bearing liabilities	316,021	301,404	0.34	0.26	266	198	68	81	(13)
Noninterest-bearing deposits (6)	148,610	137,892
Other liabilities	12,437	10,813
Shareholders’ equity	63,500	68,665
Total liabilities and shareholders’ equity	$540,568	$518,774
Average interest-rate spread			2.78%	2.80%
NIM/net interest income - taxable equivalent			2.89%	2.88%	$3,435	$3,273	$162	$15	$147
Taxable-equivalent adjustment					$28	$28
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
(6) Total deposit costs were 0.09% and 0.04% for the three months ended June 30, 2022 and 2021, respectively.
42 Truist Financial Corporation

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2022	2021	2022	2021	2022	2021		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$10,219	$5,435	0.79%	0.76%	$40	$20	$20	$1	$19
GSE	685	1,840	2.11	2.33	7	22	(15)	(2)	(13)
Agency MBS	135,185	121,228	1.80	1.47	1,215	892	323	214	109
States and political subdivisions	372	441	3.77	3.54	7	8	(1)	—	(1)
Non-agency MBS	4,161	8	2.27	2.45	47	—	47	—	47
Other	51	32	3.22	1.90	1	—	1	1	—
Total securities	150,673	128,984	1.75	1.46	1,317	942	375	214	161
Interest earning trading assets	5,956	4,902	3.30	2.81	98	69	29	13	16
Other earning assets (3)	20,074	19,515	0.75	0.27	75	25	50	49	1
Loans and leases, net of unearned income: (4)
Commercial and industrial	142,233	139,776	3.06	3.12	2,161	2,165	(4)	(42)	38
CRE	23,029	25,926	3.12	2.87	361	372	(11)	31	(42)
Commercial Construction	5,152	6,457	3.26	2.99	78	93	(15)	7	(22)
Residential mortgage	48,610	44,708	3.57	4.39	868	981	(113)	(193)	80
Residential home equity and direct	25,004	25,447	5.31	5.78	659	729	(70)	(57)	(13)
Indirect auto	26,293	26,403	5.51	6.38	719	835	(116)	(113)	(3)
Indirect other	11,167	10,823	6.30	6.92	349	372	(23)	(35)	12
Student	6,489	7,457	4.02	3.93	129	145	(16)	3	(19)
Credit card	4,705	4,598	8.94	8.99	209	205	4	(1)	5
Total loans and leases HFI	292,682	291,595	3.81	4.07	5,533	5,897	(364)	(400)	36
LHFS	3,511	4,640	3.47	2.58	61	60	1	18	(17)
Total loans and leases	296,193	296,235	3.80	4.05	5,594	5,957	(363)	(382)	19
Total earning assets	472,896	449,636	3.01	3.13	7,084	6,993	91	(106)	197
Nonearning assets	65,391	64,196
Total assets	$538,287	$513,832
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$112,268	$105,436	0.10	0.06	57	30	27	25	2
Money market and savings	145,085	131,680	0.08	0.03	61	18	43	41	2
Time deposits	14,885	19,379	0.18	0.36	13	35	(22)	(15)	(7)
Foreign office deposits - interest-bearing	—	—	—	—	—	—	—	—	—
Total interest-bearing deposits (6)	272,238	256,495	0.10	0.07	131	83	48	51	(3)
Short-term borrowings	8,289	6,448	0.98	0.90	40	29	11	3	8
Long-term debt	33,289	37,344	1.61	1.58	269	295	(26)	5	(31)
Total interest-bearing liabilities	313,816	300,287	0.28	0.27	440	407	33	59	(26)
Noninterest-bearing deposits (6)	147,279	133,261
Other liabilities	12,052	10,932
Shareholders’ equity	65,140	69,352
Total liabilities and shareholders’ equity	$538,287	$513,832
Average interest-rate spread			2.73%	2.86%
NIM/net interest income - taxable equivalent			2.83%	2.95%	$6,644	$6,586	$58	$(165)	$223
Taxable-equivalent adjustment					$54	$56
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
(6)Total deposit costs were 0.06% and 0.04% for the six months ended June 30, 2022 and 2021, respectively.
Truist Financial Corporation 43

Provision for Credit Losses

Second Quarter 2022 compared to Second Quarter 2021

The provision for credit losses was $171 million, compared to a benefit of $434 million for the earlier quarter. The earlier quarter included a reserve release due to the improving credit environment during that period. Net charge-offs for the second quarter of 2022 totaled $159 million compared to $142 million in the earlier quarter. The net charge-off ratio for the current quarter of 0.22% was up two basis points compared to the earlier quarter.

Six Months of 2022 compared to Six Months of 2021

The provision for credit losses was $76 million for the six months ended June 30, 2022, compared to a benefit of $386 million for the prior period. The current period provision expense primarily reflects growth in the loan portfolio, partially offset by a decline in the ALLL ratio, whereas the prior period included reserve release due to the improving credit environment during that period. Net charge-offs for the six months ended June 30, 2022 totaled $337 million compared to $380 million in the prior period. The net charge-off ratio for the current period of 0.23% was down three basis points compared to the prior period.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Insurance income	$825	$690	19.6%	$1,552	$1,316	17.9%
Investment banking and trading income	255	402	(36.6)	516	748	(31.0)
Wealth management income	337	345	(2.3)	680	686	(0.9)
Service charges on deposits	254	253	0.4	506	511	(1.0)
Card and payment related fees	246	225	9.3	458	425	7.8
Residential mortgage income	74	117	(36.8)	163	217	(24.9)
Lending related fees	100	94	6.4	185	194	(4.6)
Operating lease income	66	66	—	124	134	(7.5)
Commercial mortgage income	26	47	(44.7)	58	80	(27.5)
Income from bank-owned life insurance	50	46	8.7	101	96	5.2
Securities gains (losses)	(1)	—	NM	(70)	—	NM
Other income	16	120	(86.7)	117	195	(40.0)
Total noninterest income	$2,248	$2,405	(6.5)	$4,390	$4,602	(4.6)

Second Quarter 2022 compared to Second Quarter 2021

Noninterest income for the second quarter of 2022 decreased $157 million, or 6.5%, compared to the earlier quarter. Investment banking and trading income decreased $147 million, or 37%, due to lower structured real estate fees, lower high-yield bond and equity originations fees, lower loan syndications, and lower merger and acquisition fees, partially offset by higher trading income due to higher CVA gains. Other income decreased $104 million, or 87%, due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, and lower investment income from the Company’s SBIC investments. Residential mortgage income decreased $43 million, or 37%, as lower production income (due to lower margins and refinance volumes resulting from the higher rate environment) was partially offset by higher servicing income (due to lower prepayments and servicing portfolio purchases). These decreases were partially offset by a $135 million, or 20%, increase in insurance income due to continued strong organic growth and acquisitions.

44 Truist Financial Corporation

Six Months of 2022 compared to Six Months of 2021

Noninterest income for the six months ended June 30, 2022 decreased $212 million, or 4.6%, compared to the prior period. The current period includes net securities losses of $70 million and the gain on the redemption of noncontrolling equity interest (other income) of $74 million. The earlier period included a gain of $37 million from the divestiture of certain businesses (other income). Excluding the aforementioned items, noninterest income was down $179 million, or 3.9%, compared to the prior period. Investment banking and trading income decreased $232 million, or 31%, due to lower merger and acquisition fees, high-yield bond originations, equity originations, structured real estate fees, trading income, and loan syndication fees. Excluding the aforementioned gains, other income decreased $115 million, or 73%, primarily due to a $140 million decrease from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense. Residential mortgage banking income decreased $54 million as lower production income (due to lower margins and refinance volumes resulting from the higher rate environment) was partially offset by higher servicing income (due to lower prepayments and servicing portfolio purchases.) Commercial mortgage income decreased $22 million primarily due to lower volumes and margins. Insurance income increased $236 million due to continued organic growth and acquisitions. Card and payment related fees increased $33 million due to the first quarter 2022 acquisition of certain merchant services relationships and increased activity.

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Personnel expense	$2,102	$2,207	(4.8)%	$4,153	$4,349	(4.5)%
Professional fees and outside processing	349	341	2.3	712	691	3.0
Software expense	234	246	(4.9)	466	456	2.2
Net occupancy expense	181	182	(0.5)	389	391	(0.5)
Amortization of intangibles	143	142	0.7	280	286	(2.1)
Equipment expense	114	122	(6.6)	232	235	(1.3)
Marketing and customer development	93	66	40.9	177	132	34.1
Operating lease depreciation	47	47	—	95	97	(2.1)
Loan-related expense	47	55	(14.5)	91	109	(16.5)
Regulatory costs	44	31	41.9	79	56	41.1
Merger-related and restructuring charges	121	297	(59.3)	337	438	(23.1)
Loss (gain) on early extinguishment of debt	(39)	—	NM	(39)	(3)	NM
Other expense	144	275	(47.6)	282	384	(26.6)
Total noninterest expense	$3,580	$4,011	(10.7)	$7,254	$7,621	(4.8)

Second Quarter 2022 compared to Second Quarter 2021

Noninterest expense for the second quarter of 2022 was down $431 million, or 11%, compared to the earlier quarter. Merger-related and restructuring charges decreased $176 million due to lower costs in connection with the voluntary separation and retirement program and lower costs associated with exiting facilities. Incremental operating expenses related to the Merger decreased $73 million, primarily reflected in professional fees and outside processing expenses and personnel expense. The current quarter includes a $39 million gain on the redemption of FHLB advances. The prior quarter included $200 million of expense associated with charitable contributions to the Truist Foundation and the Truist Charitable Fund (other expense). Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense increased $56 million, or 1.8%, compared to the earlier quarter. Personnel expense decreased $105 million, or 4.8%, ($74 million on an adjusted basis) due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives, partially offset by higher salaries due to annual merit increases and higher staffing for insurance (primarily from acquisitions) and enterprise technology. Other expense increased $73 million on an adjusted basis primarily due to increased operational losses and teammate travel expenses. Professional fees and outside processing expenses were up $42 million on an adjusted basis due to increased call center staffing and enterprise technology investments. Marketing and customer development expense was up $27 million due to increased spend to continue to build and strengthen Truist’s brand.

Truist Financial Corporation 45

Six Months of 2022 compared to Six Months of 2021

Noninterest expense for the six months ended June 30, 2022 was down $367 million, or 4.8%, compared to the earlier period. Merger-related and restructuring charges decreased $101 million due to lower costs in connection with the voluntary separation and retirement program, partially offset by higher costs for client day one conversions. Incremental operating expenses related to the Merger decreased $46 million, primarily reflected in personnel expense and professional fees and outside processing expenses. The current period includes a $39 million gain on the redemption of FHLB advances. The prior period includes $200 million for charitable contributions to the Truist Foundation and the Truist Charitable Fund (other expense), $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges (other expense), and a small gain on the extinguishment of debt. Excluding the aforementioned items and a decrease of $6 million for amortization of intangibles, noninterest expense increased $58 million, or 0.9%, compared to the earlier period. Other expense was up $127 million on an adjusted basis primarily due to increased operational losses and teammate travel expenses. Marketing and customer development expense increased $45 million, or 34%, due to increased spend to continue to build and strengthen Truist’s brand. Personnel expense decreased $196 million, or 4.5%, ($147 million on an adjusted basis) primarily driven by lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives expenses.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2022 and 2021 merger-related and restructuring costs primarily reflect charges as a result of the Merger, including costs for severance and other benefits, costs related to exiting facilities, and other restructuring initiatives.

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(Dollars in millions)	Accrual at Apr 1, 2022	Expense	Utilized	Accrual at Jun 30, 2022	Accrual at Jan 1, 2022	Expense	Utilized	Accrual at Jun 30, 2022
Severance and personnel-related	$42	$29	$(43)	$28	$77	$66	$(115)	$28
Occupancy and equipment	—	17	(17)	—	—	115	(115)	—
Professional services	37	36	(49)	24	37	100	(113)	24
Systems conversion and related costs	3	11	(13)	1	—	31	(30)	1
Other	7	28	(33)	2	12	25	(35)	2
Total (1)	$89	$121	$(155)	$55	$126	$337	$(408)	$55
(1)Related to the Merger, the Company recognized $97 million and $305 million of expense, respectively, for the three and six months ended June 30, 2022. At June 30, 2022, the Company had an accrual of $46 million related to the Merger. The remaining expense and accrual relate to other restructuring activities.

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

Table 5: Net Income by Reportable Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Consumer Banking and Wealth	$773	$799	(3.3)%	$1,646	$1,456	13.0%
Corporate and Commercial Banking	954	1,306	(27.0)	1,957	2,285	(14.4)
Insurance Holdings	178	159	11.9	330	292	13.0
Other, Treasury & Corporate	(373)	(606)	38.4	(985)	(902)	(9.2)
Truist Financial Corporation	$1,532	$1,658	(7.6)	$2,948	$3,131	(5.8)

46 Truist Financial Corporation

Second Quarter 2022 compared to Second Quarter 2021

Consumer Banking and Wealth

CB&W net income was $773 million for the second quarter of 2022, a decrease of $26 million compared to the earlier quarter. Segment net interest income increased $202 million primarily driven by favorable funding credit on deposits attributable to the higher rate environment and higher average loan balances, partially offset by decreased loan spreads and lower purchase accounting accretion. The allocated provision for credit losses increased $203 million reflecting the impact of loan growth in the current quarter and a reserve release in the earlier quarter as well as increased charge offs in the current quarter. Noninterest income decreased $33 million compared to the earlier quarter driven by a decrease in residential mortgage income due to lower production income (due to lower margins and refinance volumes), partially offset by higher servicing income (due to lower prepayments and servicing portfolio purchases.) This decrease is partially offset by higher card and payment fees driven by higher merchant income due to the acquisition of certain merchant services relationships as well as higher consumer spend. Noninterest expense was flat compared to the earlier quarter.

CB&W average loans and leases held for investment increased $3.7 billion, or 2.8%, for the second quarter of 2022 compared to the earlier quarter, primarily driven by an increase in residential mortgage balances due to the continued strategy to put certain correspondent channel production onto the balance sheet and lower prepayments. In addition, indirect other increased primarily due to growth from Service Finance and recreational lending partially offset by runoff in other partnership lending programs. These increases were partially offset by lower mortgage warehouse lending as well as runoff in student loans.

Average total deposits increased $14.2 billion, or 5.9%, for the second quarter of 2022 compared to the earlier quarter, primarily driven by increases in interest bearing checking, noninterest-bearing deposits, and money market and savings, partially offset by a decline in time deposits.

Corporate and Commercial Banking

C&CB net income was $954 million for the second quarter of 2022, a decrease of $352 million compared to the earlier quarter. Segment net interest income increased $38 million primarily due to higher funding credit on deposits, increases to noninterest-bearing deposit balances, and higher average loan balances, partially offset by lower PPP revenue and lower purchase accounting accretion. The allocated provision for credit losses increased $371 million primarily reflecting an allowance release in the earlier quarter and loan growth in the current quarter, partially offset by lower net charge offs in the current quarter. Noninterest income decreased $172 million compared to the earlier quarter due to lower investment banking revenue, partially offset by higher trading income due to higher CVA gains. Noninterest expense decreased $47 million driven by lower incentive expense tied to lower revenues as well as lower merger-related costs given diminishing integration-related activities in the current quarter.
C&CB average loans held for investment increased $6.5 billion, or 4.2%, for the second quarter of 2022 compared to the earlier quarter, primarily due to increases in core commercial and industrial loans, partially offset by decreases in average PPP loans (commercial and industrial) and average commercial real estate and construction loans.

Average total deposits decreased $703 million, or 0.5%, for the second quarter of 2022 compared to the earlier quarter, primarily due to declines in average interest bearing deposits, partially offset by an increase in noninterest-bearing deposits.

Insurance Holdings

IH net income was $178 million for the second quarter of 2022, an increase of $19 million compared to the earlier quarter. Noninterest income increased $135 million primarily due to continued organic growth and acquisitions. Noninterest expense increased $109 million primarily due to higher performance-based incentives and salaries.

Other, Treasury & Corporate

OT&C generated a net loss of $373 million in the second quarter of 2022, compared to a net loss of $606 million in the earlier quarter. Net interest income decreased $81 million primarily due to higher funding credit on deposits to other segments, partially offset by higher earnings in the securities portfolio from higher yields on new purchases and lower premium amortization. Noninterest income decreased $87 million primarily due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense. Noninterest expense decreased $502 million compared to the earlier quarter primarily due to charitable contributions to the Truist Foundation and the Truist Charitable Fund in the earlier quarter, lower merger-related and restructuring charges and incremental operating expenses related to the Merger, a gain on the redemption of FHLB advances in the current quarter, and lower personnel expense due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives.

Truist Financial Corporation 47

Six Months of 2022 compared to Six Months of 2021

Consumer Banking and Wealth

CB&W net income was $1.6 billion for six months ended June 30, 2022, an increase of $190 million, or 13%, compared to the same period of the prior year. Segment net interest income increased $400 million primarily due to favorable funding credit on deposits attributable to the higher rate environment and higher average loan and deposit balances, partially offset by decreased loan spreads and lower purchase accounting accretion. The allocated provision for credit losses increased $176 million primarily due to impact of loan growth in the current year and a higher reserve release in the prior year as well as increased charge offs in the current year. Noninterest income and noninterest expense were flat compared to the prior year.

CB&W average loans and leases held for investment increased $936 million, or 0.7%, at June 30, 2022, compared to the same period of the prior year driven primarily by an increase in residential mortgage loans due to the continued strategy to put certain correspondent channel production onto the balance sheet and lower prepayments. In addition, indirect other increased primarily due to growth from Service Finance and recreational lending, partially offset by runoff in other partnership lending programs. These increases were partially offset by lower mortgage warehouse lending as well as runoff in student loans.

CB&W average total deposits increased $18.2 billion, or 7.7%, at June 30, 2022, compared to the same period of the prior year primarily due to increases in average money market and savings, interest bearing checking, and noninterest-bearing deposits, partially offset by a decline in time deposits.

CB&W had 2,117 banking offices at June 30, 2022, a decrease of 440 offices compared to June 30, 2021. The decrease in offices was driven primarily by the consolidation of branches as a result of the Merger.

Truist Wealth had assets under management of $180.1 billion as of June 30, 2022, a decrease of $23.0 billion, or 15%, compared to the same period of the prior year primarily due to unfavorable market performance.

Corporate and Commercial Banking

C&CB net income was $2.0 billion for six months ended June 30, 2022, a decrease of $328 million, or 14%, compared to the same period of the prior year. Segment net interest income increased $26 million primarily due to higher funding credit on deposits and increases to non-interest bearing deposit balances, partially offset by lower fee income associated with PPP loan forgiveness and lower purchase accounting accretion. The allocated provision for credit losses increased $256 million which reflects lower allowance releases in the current period compared to the prior period and the impact of loan growth in the current period, partially offset by lower net charge offs in the current period. Noninterest income decreased $245 million due lower structured real estate fees, lower loan syndications, lower high yield bond and equity originations fees, and lower merger and acquisition fees, partially offset by higher trading income due to higher CVA gains. Noninterest expense decreased $51 million primarily due to lower incentive expense tied to lower revenues as well as lower merger-related and restructuring charges and incremental operating expenses related to the Merger given diminishing integration-related activities in the current period and lower professional fees and outside processing expenses.

C&CB average loans and leases held for investment increased $1.5 billion, or 0.9%, at June 30, 2022, compared to the same period of the prior year. Excluding an $8.1 billion decrease in average PPP loans, average loans held for investment were up $9.5 billion, or 6.5%, primarily driven by an increase in the commercial and industrial portfolio loans due to higher revolver utilization, partially offset by a decrease in average commercial real estate loans.

Corporate and Commercial Banking average total deposits increased $3.7 billion, or 2.5%, at June 30, 2022, compared to the same period of the prior year primarily due to an increase in average noninterest-bearing deposits, partially offset by a decrease in interest bearing deposits.

Insurance Holdings

IH net income was $330 million for six months ended June 30, 2022, an increase of $38 million, or 13%, compared to the same period of the prior year. Noninterest income increased $239 million primarily due to organic growth as well as acquisitions. Noninterest expense increased $189 million primarily due to commissions on higher production and higher salaries in the current year along with higher amortization of intangibles and operating expenses related to acquisitions.

48 Truist Financial Corporation

Other, Treasury, and Corporate

OT&C generated a net loss of $985 million in the six months ended June 30, 2022, compared to a net loss of $902 million in the same period of the prior year. Segment net interest income decreased $369 million due to higher funding credit on deposits to other segments, partially offset by higher earnings in the securities portfolio from higher yields on new purchases and lower premium amortization. Noninterest income decreased $203 million primarily due to valuation changes from assets held for certain post-retirement benefits and losses on the sale of securities in the current year, which is primarily offset by lower personnel expense. Noninterest expense decreased $489 million primarily due to lower personnel expense due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives, charitable contributions to the Truist Foundation and the Truist Charitable Fund in the prior year, lower merger-related and restructuring charges and incremental operating expenses related to the Merger, and a gain on the redemption of FHLB advances in the current year.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $139.4 billion at June 30, 2022, compared to $154.6 billion at December 31, 2021. The decrease was due primarily to declines in residential agency MBS. In the first quarter of 2022, Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies. As of June 30, 2022, 41% of the investment securities portfolio was held-to-maturity based on amortized cost. During 2022, Truist purchased $9.0 billion of investment securities with a weighted-average interest yield of 2.45%.

As of June 30, 2022, approximately 5.7% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 4.6% as of December 31, 2021. The effective duration of the securities portfolio was 7.1 years at June 30, 2022, compared to 5.8 years at December 31, 2021, excluding the impact of unsettled security purchases at period end. The increase in duration was driven by higher rates, resulting in slower prepayments and longer average lives for the MBS portfolio.

U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of June 30, 2022 and December 31, 2021. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

Truist Financial Corporation 49

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Commercial:
Commercial and industrial	$145,558	$138,872	$134,804	$134,942	$138,539
CRE	22,508	23,555	24,396	24,849	25,645
Commercial construction	5,256	5,046	5,341	5,969	6,359
Consumer:
Residential mortgage	49,237	47,976	47,185	45,369	43,605
Residential home equity and direct	25,124	24,883	25,146	25,242	25,238
Indirect auto	26,496	26,088	26,841	26,830	26,444
Indirect other	11,471	10,860	10,978	11,112	10,797
Student	6,331	6,648	6,884	7,214	7,396
Credit card	4,728	4,682	4,769	4,632	4,552
Total average loans and leases HFI	$296,709	$288,610	$286,344	$286,159	$288,575

Average loans and leases held for investment for the second quarter of 2022 were $296.7 billion, up $8.1 billion, or 2.8%, compared to the first quarter of 2022. Excluding a $695 million decrease in average PPP loans, average loans held for investment were up $8.8 billion, or 3.1%.

Average commercial loans increased $5.8 billion, or 3.5%, due to broad-based growth of $6.7 billion, or 4.8%, within the commercial and industrial portfolio. This growth was partially offset by a $1.0 billion decrease in average CRE loans.

Average consumer loans increased $2.2 billion, or 1.9%, due to a $1.3 billion increase in residential mortgages due to the continued strategy to hold certain correspondent channel production on the balance sheet and lower prepayments. In addition, indirect other increased $611 million primarily due to growth from the Service Finance, recreational lending and Sheffield portfolios, partially offset by runoff in other partnership lending programs. Indirect auto increased $408 million primarily in the prime segment of the portfolio and residential home equity and direct increased $241 million. These increases were partially offset by $317 million of runoff in student loans.

At June 30, 2022 and December 31, 2021, 53% and 52%, respectively, of loans and leases HFI were variable rate.
50 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
NPAs:
NPLs:
Commercial and industrial	$393	$330	$394	$423	$402
CRE	19	27	29	20	25
Commercial construction	—	—	7	7	12
Residential mortgage	269	315	296	306	302
Residential home equity and direct	159	141	141	146	165
Indirect auto	244	227	218	172	148
Indirect other	6	4	5	6	6
Total NPLs HFI	1,090	1,044	1,090	1,080	1,060
Loans held for sale	33	39	22	76	78
Total nonaccrual loans and leases	1,123	1,083	1,112	1,156	1,138
Foreclosed real estate	3	3	8	9	13
Other foreclosed property	47	49	43	39	41
Total nonperforming assets	$1,173	$1,135	$1,163	$1,204	$1,192
TDRs:
Performing TDRs:
Commercial and industrial	$105	$104	$147	$200	$202
CRE	5	5	5	8	24
Commercial construction	1	1	—	—	—
Residential mortgage - government guaranteed	761	622	480	507	520
Residential mortgage - nonguaranteed	281	244	212	205	207
Residential home equity and direct	84	91	98	105	107
Indirect auto	401	392	389	390	389
Indirect other	6	6	7	7	7
Student - nonguaranteed	27	25	25	23	13
Credit card	22	25	27	30	32
Total performing TDRs	1,693	1,515	1,390	1,475	1,501
Nonperforming TDRs	204	189	152	159	190
Total TDRs	$1,897	$1,704	$1,542	$1,634	$1,691
Loans 90 days or more past due and still accruing:
Commercial and industrial	$27	$22	$13	$18	$14
CRE	3	—	—	—	—
Commercial construction	3	—	—	—	—
Residential mortgage - government guaranteed	884	996	978	823	929
Residential mortgage - nonguaranteed	27	31	31	29	47
Residential home equity and direct	10	12	9	7	7
Indirect auto	1	1	1	2	2
Indirect other	3	2	3	2	1
Student - government guaranteed	796	818	864	965	1,043
Student - nonguaranteed	5	4	4	3	3
Credit card	28	28	27	23	22
Total loans 90 days or more past due and still accruing	$1,787	$1,914	$1,930	$1,872	$2,068
Loans 30-89 days past due and still accruing:
Commercial and industrial	$223	$280	$130	$135	$146
CRE	10	13	20	4	7
Commercial construction	4	1	2	2	1
Residential mortgage - government guaranteed	233	216	256	264	307
Residential mortgage - nonguaranteed	302	326	258	231	236
Residential home equity and direct	156	142	107	81	73
Indirect auto	584	529	607	560	428
Indirect other	78	65	64	53	47
Student - government guaranteed	447	476	549	451	543
Student - nonguaranteed	6	6	6	5	5
Credit card	48	47	45	37	31
Total loans 30-89 days past due and still accruing	$2,091	$2,101	$2,044	$1,823	$1,824

Truist Financial Corporation 51

Nonperforming assets totaled $1.2 billion at June 30, 2022, up $38 million compared to March 31, 2022 due to an increase in the commercial and industrial portfolio, partially offset by a decrease in the residential mortgage portfolio. Nonperforming loans and leases held for investment were 0.36% of loans and leases held for investment at June 30, 2022, flat compared to March 31, 2022.

Performing TDRs were up $178 million compared to the prior quarter primarily due to an increase in government guaranteed residential mortgages.

Loans 90 days or more past due and still accruing totaled $1.8 billion at June 30, 2022, down $127 million, or seven basis points, as a percentage of loans and leases compared with the prior quarter primarily due to a decline in government guaranteed residential mortgages. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2022, flat from March 31, 2022.

Loans 30-89 days past due and still accruing of $2.1 billion at June 30, 2022 were down $10 million, or three basis points, as a percentage of loans and leases, compared to the prior quarter due to declines in the commercial and industrial portfolio, partially offset by a seasonal increase in the indirect auto portfolio.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 7. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 5. Loans and ACL” for the amortized cost basis of loans by origination year and credit quality indicator as well as additional disclosures related to NPLs.

Table 8: Asset Quality Ratios
	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.69%	0.72%	0.71%	0.64%	0.64%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.59	0.66	0.67	0.66	0.72
NPLs as a percentage of loans and leases HFI	0.36	0.36	0.38	0.38	0.37
NPLs as a percentage of total loans and leases (1)	0.37	0.37	0.38	0.40	0.39
NPAs as a percentage of:
Total assets (1)	0.22	0.21	0.21	0.23	0.23
Loans and leases HFI plus foreclosed property	0.38	0.38	0.39	0.40	0.39
ALLL as a percentage of loans and leases HFI	1.38	1.44	1.53	1.65	1.79
Ratio of ALLL to NPLs	3.84x	3.99x	4.07x	4.35x	4.83x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding PPP and other government guaranteed (2)	0.04%	0.04%	0.03%	0.03%	0.04%
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest is reasonably assured or the ratio might not be comparable to other periods presented or to other portfolios that do not have government guarantees.

Table 9: Asset Quality Ratios (Continued)
For the Three Months Ended	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.01%	0.04%	0.09%	0.04%	0.09%
CRE	(0.10)	0.01	0.07	—	(0.05)
Commercial construction	(0.08)	(0.02)	(0.10)	(0.06)	(0.06)
Consumer:
Residential mortgage	(0.02)	(0.03)	(0.02)	0.04	(0.01)
Residential home equity and direct	1.04	0.61	0.49	0.49	0.59
Indirect auto	0.77	1.23	1.01	0.75	0.63
Indirect other	0.43	0.48	0.39	0.26	0.17
Student	0.30	0.33	0.65	0.31	0.16
Credit card	2.63	2.77	2.31	1.90	2.75
Total	0.22	0.25	0.25	0.19	0.20

Ratio of ALLL to net charge-offs	6.54x	5.78x	6.14x	8.79x	8.98x
Ratios are annualized, as applicable.
52 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2022	2021
Balance, January 1	$1,163	$1,387
New NPAs	836	1,015
Advances and principal increases	175	227
Disposals of foreclosed assets (1)	(215)	(220)
Disposals of NPLs (2)	(68)	(141)
Charge-offs and losses	(194)	(181)
Payments	(347)	(564)
Transfers to performing status	(190)	(309)
Other, net	13	(22)
Ending balance, June 30	$1,173	$1,192
(1)Includes charge-offs and losses recorded upon sale of $50 million and $70 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Includes charge-offs and losses recorded upon sale of $1 million and $5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Table 11: Rollforward of Performing TDRs
(Dollars in millions)	2022	2021
Balance, January 1	$1,390	$1,361
Inflows	570	411
Payments and payoffs (1)	(122)	(160)
Charge-offs	(15)	(21)
Transfers to nonperforming TDRs (2)	(39)	(31)
Removal due to the passage of time	(71)	(9)
Non-concessionary re-modifications	(1)	(13)
Transferred to LHFS, sold and other	(19)	(37)
Balance, June 30	$1,693	$1,501
(1)Includes scheduled principal payments, prepayments, and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

Truist Financial Corporation 53

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2022:

Table 12: Payment Status of TDRs (1)
June 30, 2022 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$90	85.7%	$14	13.3%	$1	1.0%	$105
CRE	5	100.0	—	—	—	—	5
Commercial construction	1	100.0	—	—	—	—	1
Consumer:
Residential mortgage - government guaranteed	377	49.5	79	10.4	305	40.1	761
Residential mortgage - nonguaranteed	241	85.7	26	9.3	14	5.0	281
Residential home equity and direct	80	95.3	4	4.7	—	—	84
Indirect auto	335	83.5	66	16.5	—	—	401
Indirect other	5	83.3	1	16.7	—	—	6
Student - nonguaranteed	25	92.6	1	3.7	1	3.7	27
Credit card	19	86.4	2	9.1	1	4.5	22
Total performing TDRs	1,178	69.6	193	11.4	322	19.0	1,693
Nonperforming TDRs	76	37.3	26	12.7	102	50.0	204
Total TDRs	$1,254	66.2	$219	11.5	$424	22.3	$1,897
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.
54 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	For the Three Months Ended					Six Months Ended June 30,
(Dollars in millions)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	2022	2021
Balance, beginning of period	$4,423	$4,695	$4,978	$5,436	$6,011	$4,695	$6,199
Provision for credit losses	171	(95)	(103)	(324)	(434)	76	(386)
Charge-offs:
Commercial and industrial	(17)	(31)	(54)	(57)	(53)	(48)	(132)
CRE	(1)	(1)	(5)	(1)	—	(2)	(4)
Commercial construction	—	(1)	—	—	—	(1)	(2)
Residential mortgage	(2)	(2)	(1)	(7)	(4)	(4)	(15)
Residential home equity and direct	(85)	(58)	(51)	(51)	(57)	(143)	(112)
Indirect auto	(77)	(102)	(89)	(73)	(69)	(179)	(174)
Indirect other	(18)	(19)	(16)	(13)	(11)	(37)	(28)
Student	(4)	(6)	(12)	(6)	(3)	(10)	(6)
Credit card	(40)	(41)	(37)	(31)	(42)	(81)	(82)
Total charge-offs	(244)	(261)	(265)	(239)	(239)	(505)	(555)
Recoveries:
Commercial and industrial	13	17	23	42	23	30	42
CRE	6	1	—	1	4	7	5
Commercial construction	1	1	1	1	1	2	2
Residential mortgage	4	6	2	3	5	10	7
Residential home equity and direct	20	20	21	20	20	40	38
Indirect auto	26	23	21	22	27	49	49
Indirect other	6	6	6	5	7	12	13
Student	—	—	—	1	—	—	—
Credit card	9	9	9	9	10	18	19
Total recoveries	85	83	83	104	97	168	175
Net charge-offs	(159)	(178)	(182)	(135)	(142)	(337)	(380)
Other	(1)	1	2	1	1	—	3
Balance, end of period	$4,434	$4,423	$4,695	$4,978	$5,436	$4,434	$5,436
ACL:
ALLL	$4,187	$4,170	$4,435	$4,702	$5,121	$4,187	$5,121
RUFC	247	253	260	276	315	247	315
Total ACL	$4,434	$4,423	$4,695	$4,978	$5,436	$4,434	$5,436

Net charge-offs during the second quarter totaled $159 million, or 0.22% as a percentage of average loans, and were down three basis points compared to the prior quarter.

The allowance for credit losses was $4.4 billion and includes $4.2 billion for the allowance for loan and lease losses and $247 million for the reserve for unfunded commitments. The ALLL ratio was 1.38% compared to 1.44% at March 31, 2022. The decline in the ALLL ratio was due to strong portfolio performance partially offset by a moderately slower economic outlook. The ALLL covered nonperforming loans and leases held for investment 3.84X compared to 3.99X at March 31, 2022. At June 30, 2022, the ALLL was 6.54X annualized net charge-offs, compared to 5.78X at March 31, 2022.

Truist Financial Corporation 55

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	June 30, 2022			December 31, 2021
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,357	32.5%	49.4%	$1,426	32.2%	47.9%
CRE	237	5.7	7.3	350	7.9	8.3
Commercial construction	50	1.2	1.7	52	1.2	1.7
Residential mortgage	327	7.8	16.8	308	6.9	16.5
Residential home equity and direct	588	14.0	8.3	615	13.9	8.7
Indirect auto	952	22.7	9.0	1,022	23.0	9.1
Indirect other	228	5.4	3.9	195	4.4	3.8
Student	100	2.4	2.0	117	2.6	2.3
Credit card	348	8.3	1.6	350	7.9	1.7
Total ALLL	4,187	100.0%	100.0%	4,435	100.0%	100.0%
RUFC	247			260
Total ACL	$4,434			$4,695

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of June 30, 2022, Truist held or serviced the first lien on 33% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 15: Other Assets as of Period End
(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Bank-owned life insurance	$7,563	$7,281
Tax credit and other private equity investments	6,380	6,309
Prepaid pension assets	6,406	5,938
Derivative assets	1,386	2,370
Accounts receivable	3,151	2,244
Leased assets and related assets	2,312	2,092
Accrued income	1,853	1,791
ROU assets	1,095	1,168
Prepaid expenses	1,112	1,152
Equity securities at fair value	950	1,066
Other	2,468	738
Total other assets	$34,676	$32,149

Funding Activities

Deposits

The following table presents average deposits:

Table 16: Average Deposits
Three Months Ended (Dollars in millions)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Noninterest-bearing deposits	$148,610	$145,933	$146,492	$141,738	$137,892
Interest checking	112,375	112,159	110,506	107,802	106,121
Money market and savings	148,632	141,500	137,676	136,094	134,029
Time deposits	14,133	15,646	16,292	17,094	18,213
Total average deposits	$423,750	$415,238	$410,966	$402,728	$396,255

56 Truist Financial Corporation

Average deposits for the second quarter of 2022 were $423.8 billion, an increase of $8.5 billion, or 2.0%, compared to the prior quarter. Average noninterest bearing deposits increased 1.8% compared to the prior quarter and represented 35.1% of total deposits for the second quarter of 2022, unchanged compared to the prior quarter. Average money market and savings and interest checking grew 5.0% and 0.2%, respectively, compared to the prior quarter. The increase in average money market and savings was primarily due to an increase from brokered deposits. Average time deposits decreased 9.7% primarily due to the maturity of higher-cost accounts.

Borrowings

At June 30, 2022, short-term borrowings totaled $13.7 billion, an increase of $8.4 billion compared to December 31, 2021. Average short-term borrowings were $8.3 billion, or 1.8% of total funding, for the six months ended June 30, 2022, as compared to $6.4 billion, or 1.5%, for the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $30.3 billion at June 30, 2022, a decrease of $5.6 billion compared to December 31, 2021. During the six months ended June 30, 2022, the Company had redemptions of $4.7 billion of senior and $300 million of subordinated long-term debt and issued $850 million fixed-to-floating rate senior notes with an interest rate of 4.12% due June 6, 2028. During the six months ended June 30, 2022, Truist also redeemed $800 million of FHLB advances, which resulted in a gain on early extinguishment of long-term debt of $39 million. The average cost of long-term debt was 1.61% for the six months ended June 30, 2022, up three basis points compared to the same period in 2021.

In July 2022, Truist redeemed $1.0 billion of fixed rate senior notes that were due in August 2022. Additionally in July 2022, Truist issued $1.5 billion fixed-to-floating rate senior notes with an interest rate of 4.26% due July 28, 2026 and $1.0 billion fixed-to-floating rate subordinated notes with an interest rate of 4.92% due July 28, 2033.

Shareholders’ Equity

Total shareholders’ equity was $63.0 billion at June 30, 2022, a decrease of $6.3 billion from December 31, 2021. This decline includes a decrease of $7.6 billion in AOCI and $1.4 billion in dividends, partially offset by $2.9 billion in net income. Truist’s book value per common share at June 30, 2022 was $42.45, compared to $47.14 at December 31, 2021.

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

Truist Financial Corporation 57

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

Deposit betas (the sensitivity of deposit rate changes relative to market rate changes) are an important assumption in the interest rate risk modeling process. Truist applies deposit beta assumptions to non-maturity interest-bearing deposit accounts when determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Truist utilizes a tiered deposit beta assumption framework that accounts for historically observed behaviors of clients and the Company. As interest rates rise, the deposit beta assumptions also rise to reflect increasing competition among banks as well as increased client demand for interest-bearing deposits. Based on the fed funds target range at June 30, 2022 of 1.50% to 1.75%, Truist applies an average deposit beta of approximately 35% for the next 50 basis point increase in the Federal funds rate and approximately 50% for any additional increases. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 17: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Up 100	5.75%	4.25%	1.68%	3.93%
Up 50	5.25	3.75	1.65	3.07
No Change	4.75	3.25	—	—
Down 50 (1)	4.25	2.75	(2.86)	(1.93)
Down 100 (1)	3.75	2.25	(3.94)	(2.14)
(1)The Down 50 and 100 rates are floored at one basis point and may not reflect Down 50 and 100 basis points for all rate indices.

58 Truist Financial Corporation

Rate sensitivity decreased compared to prior periods, primarily driven by higher starting rates and higher deposit betas as rates increase and move into the higher beta tiers.

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

Table 18: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at June 30, 2022 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	1.68%	0.97%	0.25%
Up 50	1.65	1.13	0.61
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2022 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist has utilized derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of June 30, 2022, Truist had derivative financial instruments outstanding with notional amounts totaling $331.7 billion, with an associated net negative fair value of $528 million. See “Note 16. Derivative Financial Instruments” for additional disclosures.

To protect against any potential downside in rates, Truist added $16 billion of receive fixed swaps, which are primarily forward starting. These swaps will begin in 2023 and 2024 and have laddered maturities that primarily range from 3 to 5 years with an average blended interest rate of 2.85%.

LIBOR Transition

For most tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023. Tenors used infrequently by Truist, including one week and two month U.S. dollar LIBOR and all non-U.S. dollar LIBOR, ceased publication at December 31, 2021, based on the October 20, 2021 interagency Joint Statement on Managing the LIBOR transition. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to a new index or multiple indices and provides updates to Executive Leadership and the Board. As of June 30, 2022, Truist had outstanding LIBOR-based instruments that mature after June 30, 2023, including: loan and lease exposures totaling approximately $155 billion, notional derivative exposure totaling approximately $133 billion, long-term debt of $1.1 billion, and preferred stock of $1.5 billion. These amounts are inclusive of remediated contracts, which contain adequate fallback language for the transition.

Contract fallback language for existing loans and leases has largely been reviewed and certain contracts will require amendments to support the transition away from LIBOR. For impacted lines of business, the Company has started remediating these contracts to include standardized fallback language, or amending contracts to new reference rates at maturities during 2022. Current fallback language used to remediate contracts that mature after June 30, 2023 is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language.

Truist Financial Corporation 59

The progress and approach to remediation will vary based on the type of contract and existing language used in the agreement. For commercial lending and general consumer lending, a significant number of remaining LIBOR contracts will require client outreach and remediation. Progress, year to date, has been focused on maturities earlier than June 30, 2023 and expanding usage of alternative reference rates. Efforts to amend and remediate contracts, excluding mortgage and student loans, that mature post June 30, 2023 ($146 billion) will be accelerated during the remainder of 2022. Truist has determined that adjustable rate mortgage products ($3.8 billion) have consistent and adequate fallback language to transition away from LIBOR in line with industry expectations; therefore, these contracts will not require remediation. Remediation of student loans ($5.5 billion) will follow pending guidance from the Department of Education on the replacement rate for certain student loans and recent guidance from the CFPB to allow transition to “comparable rates,” including SOFR or Prime in the private student loan portfolio, where LIBOR is used directly. Certain derivatives without a clearly defined or practicable replacement benchmark rate will use the recent Federal legislation to replace LIBOR with a SOFR-based rate that will be established by FRB rulemaking. This legislation will also provide additional administrative benefit for a small portion of the commercial and consumer lending portfolios where contracts do not contain fallback language and have not yet been remediated.

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

As of December 31, 2021, Truist ceased entering into new contracts with a LIBOR reference rate for all product offerings, except on a limited basis, as permissible. Market risks associated with the transition to alternative reference rates are dependent on market conditions as loans are transitioned to alternative reference rates during 2022 and early 2023. The Company is actively using SOFR as a reference rate and has originated approximately $45 billion of loans, issued $5.9 billion of long-term debt, and has $84 billion in notional derivative exposure using this alternative reference rate as of June 30, 2022. Alternatives, such as SOFR, may react differently from LIBOR in times of economic stress. Truist expects SOFR to become a more commonly-used pricing benchmark across the industry and will continue to offer additional SOFR based products during 2022. Additional alternative reference rates, such as Bloomberg Short Term Bank Yield will be supported based on market demand. Other emerging credit sensitive rates will be evaluated as additional alternatives for LIBOR based on market developments. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors” in the Form 10-K for the year ended December 31, 2021.

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

60 Truist Financial Corporation

Securitizations

As of June 30, 2022, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $28 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of June 30, 2022.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months and six months ended June 30, 2022 and 2021. Average one and ten-day VaR measures for the three months ended June 30, 2022 increased from the same period of last year, primarily driven by higher market volatility over the past quarter. Average one and ten-day VaR measures for the six months ended June 30, 2022 were lower than last year as heightened market volatility experienced during March 2020 was used for measuring VaR until March 2021.

Table 19: VaR-based Measures
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$26	$7	$8	$3	$38	$14	$68	$16
Average	13	4	5	2	16	5	22	6
Minimum	6	3	4	1	6	3	3	1
Period-end	26	7	6	2	26	7	6	2
VaR by Risk Class:
Interest Rate Risk		4		1		4		1
Credit Spread Risk		6		3		6		3
Equity Price Risk		3		1		3		1
Foreign Exchange Risk		—		—		—		—
Portfolio Diversification		(7)		(4)		(7)		(4)
Period-end		7		2		7		2

Truist Financial Corporation 61

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Maximum	$87	$91	$109	$91
Average	66	60	71	57
Minimum	40	43	40	26
Period-end	81	49	81	49

Compared to the prior year, average stressed VaR measures increased primarily due to higher market making inventory levels in 2022.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, VaR measures briefly increased in the first quarter of 2022 due to the increase in market volatility that normalized towards the end of the quarter. There were no Company-wide VaR backtesting exceptions during the twelve months ended June 30, 2022. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
62 Truist Financial Corporation

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

Truist Financial Corporation 63

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $85.0 billion and Truist’s average LCR was 110% for the three months ended June 30, 2022.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At June 30, 2022, the Company was compliant with this requirement.

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

Table 21: Selected Liquidity Sources
(Dollars in millions)	Jun 30, 2022	Dec 31, 2021
Unused borrowing capacity:
FRB	$48,122	$52,170
FHLB	41,379	49,244
Available investment securities (after haircuts)	100,620	116,600
Available secured borrowing capacity	190,121	218,014
Eligible cash at the FRB	16,746	14,714
Total	$206,867	$232,728

At June 30, 2022, Truist Bank’s available secured borrowing capacity represented approximately 5.1 times the amount of wholesale funding maturities in one-year or less. FHLB unused borrowing capacity was $41.4 billion at June 30, 2022, down from $49.2 billion at December 31, 2021 primarily due to increases in short-term borrowings.

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2022 and December 31, 2021, the Parent Company had 34 months and 35 months, respectively, of cash on hand to satisfy projected cash outflows, and 19 months and 19 months, respectively, when including the payment of common stock dividends.

64 Truist Financial Corporation

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

Truist regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s objective is to maintain capital at levels that are in excess of internal capital targets, which are above the regulatory “well capitalized” minimums. Management has implemented stress capital ratio minimum targets to evaluate whether capital ratios calculated after the effect of alternative capital actions are likely to remain above minimums specified by the FRB for the annual CCAR process. Breaches of stressed minimum targets prompt a review of the planned capital actions included in Truist’s capital plan.

Table 22: Capital Requirements
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer (1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB of 2.5% applicable to Truist as of June 30, 2022. Truist’s SCB, received in the 2021 CCAR process, is effective from October 1, 2021 to September 30, 2022. Under the 2022 CCAR process, Truist was notified its preliminary SCB requirement would remain 2.5% from October 1, 2022 through September 30, 2023.

Truist Financial Corporation 65

Truist’s capital ratios are presented in the following table:

Table 23: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2022	Dec 31, 2021
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	9.2%	9.6%
Tier 1 capital to risk-weighted assets	10.8	11.3
Total capital to risk-weighted assets	12.6	13.2
Leverage ratio	8.6	8.7
Supplementary leverage ratio	7.3	7.4
Non-GAAP capital measure (1):
Tangible common equity per common share	$20.51	$25.47
Calculation of tangible common equity (1):
Total shareholders’ equity	$62,999	$69,271
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	24	—
Goodwill and intangible assets, net of deferred taxes	29,095	28,772
Tangible common equity	$27,207	$33,826
Risk-weighted assets	$413,563	$390,886
Common shares outstanding at end of period	1,326,393	1,327,818
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

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist declared common dividends of $0.48 per share during the second quarter of 2022 and repurchased $250 million of common stock. The dividend and total payout ratios for the second quarter of 2022 were 44% and 61%, respectively.

Truist completed the 2022 CCAR process and received the preliminary stress capital buffer requirement of 2.5% for the period October 1, 2022 to September 30, 2023. Truist had the second-lowest CET1 erosion and loan loss rate among its peers under the severely adverse stress scenario. By August 31, 2022, the Federal Reserve will provide Truist with its final stress capital buffer requirement. In July 2022, the Board of Directors approved an increase in the quarterly dividend of 8% to $0.52 beginning in the third quarter of 2022.

Truist CET1 ratio was 9.2% as of June 30, 2022. The 20 basis point decline compared to the March 31, 2022 CET1 ratio primarily reflects strong loan growth and share repurchases.

Share Repurchase Activity

Table 24: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans
April 1, 2022 to April 30, 2022	—	$—	—	$2,565
May 1, 2022 to May 31, 2022	—	—	—	2,565
June 1, 2022 to June 30, 2022	5,108	48.94	5,108	2,315
Total	5,108	48.94	5,108
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Pursuant to the 2020 Repurchase Plan, announced in December 2020, authorizing up to $2.0 billion of share repurchases beginning in the first quarter of 2021. In June 2021, the Board of Directors increased, effective July 1, 2021, the previous repurchase authority to effectuate repurchases up to an additional $2.2 billion in shares of the Company’s common stock through September 30, 2022 (up to $4.2 billion in aggregate amount). With the additional authorization, the Company has $2.3 billion remaining for share repurchases.

66 Truist Financial Corporation

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s CEO and CFO, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

Truist Financial Corporation 67

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
4.1	Second Supplemental Indenture, dated as of June 6, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed June 6, 2022.
4.2	Fourth Supplemental Indenture, dated as of July 28, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed July 28, 2022.
10.1	Retirement and Consulting Agreement between the Company and Daryl N. Bible.	Filed herewith.
10.2	Truist Financial Corporation Management Change of Control, Severance, and Noncompetition Plan.	Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K, filed July 26, 2022.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
68 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	August 1, 2022	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2022	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 69