Form 10-Q
period 2022-09-30
TRUIST FINANCIAL CORP
filed 2022-10-31
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2022
Commission File Number: 1-10853

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

At September 30, 2022, 1,326,766,288 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund administered by the FDIC
DTA	Deferred tax asset
EPS	Earnings per common share
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRM	Model Risk Management
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
Truist Financial Corporation 1

Term	Definition
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program, established by the CARES Act
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
Tailoring Rules
The final rules changing the applicability thresholds for regulatory capital and liquidity requirements, issued by the OCC, FRB, and FDIC, together with the final rules changing the applicability thresholds for enhanced prudential standards issued by the FRB

TCFD	Task Force on Climate-Related Financial Disclosures
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
USAA	United Services Automobile Association
VaR	Value-at-risk
VIE	Variable interest entity
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
•general economic or business conditions, either globally, nationally or regionally, may be less favorable than expected, including as a result of supply chain disruptions, inflationary pressures and labor shortages, and instability in global geopolitical matters or volatility in financial markets could result in, among other things, slower deposit or asset growth, a deterioration in credit quality, or a reduced demand for credit, insurance, or other services;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Sep 30, 2022	Dec 31, 2021
Assets
Cash and due from banks	$5,031	$5,085
Interest-bearing deposits with banks	17,194	15,210
Securities borrowed or purchased under agreements to resell	2,568	4,028
Trading assets at fair value	5,864	4,423
AFS securities at fair value	72,978	153,123
HTM securities ($48,975 and $1,495 at fair value, respectively)	58,754	1,494
LHFS (including $1,868 and $3,544 at fair value, respectively)	2,304	4,812
Loans and leases (including $19 and $23 at fair value, respectively)	314,335	289,513
ALLL	(4,205)	(4,435)
Loans and leases, net of ALLL	310,130	285,078
Premises and equipment	3,585	3,700
Goodwill	26,810	26,098
CDI and other intangible assets	3,726	3,408
Loan servicing rights at fair value	3,797	2,633
Other assets (including $2,027 and $3,436 at fair value, respectively)	35,697	32,149
Total assets	$548,438	$541,241
Liabilities
Noninterest-bearing deposits	$144,826	$145,892
Interest-bearing deposits	271,166	270,596
Short-term borrowings (including $1,905 and $1,731 at fair value, respectively)	25,687	5,292
Long-term debt	31,172	35,913
Other liabilities (including $3,407 and $586 at fair value, respectively)	14,776	14,277
Total liabilities	487,627	471,970
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,634	6,639
Additional paid-in capital	34,487	34,565
Retained earnings	25,344	22,998
AOCI, net of deferred income taxes	(12,350)	(1,604)
Noncontrolling interests	23	—
Total shareholders’ equity	60,811	69,271
Total liabilities and shareholders’ equity	$548,438	$541,241
Common shares outstanding	1,326,766	1,327,818
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans and leases	$3,490	$2,825	$9,032	$8,728
Interest on securities	709	548	2,024	1,488
Interest on other earning assets	170	53	343	147
Total interest income	4,369	3,426	11,399	10,363
Interest Expense
Interest on deposits	331	33	462	116
Interest on long-term debt	190	151	459	446
Interest on other borrowings	103	9	143	38
Total interest expense	624	193	1,064	600
Net Interest Income	3,745	3,233	10,335	9,763
Provision for credit losses	234	(324)	310	(710)
Net Interest Income After Provision for Credit Losses	3,511	3,557	10,025	10,473
Noninterest Income
Insurance income	725	645	2,277	1,961
Investment banking and trading income	222	316	738	1,064
Wealth management income	334	356	1,014	1,042
Service charges on deposits	263	276	769	787
Card and payment related fees	241	225	699	650
Residential mortgage income	72	179	235	396
Lending related fees	80	74	265	268
Operating lease income	66	57	190	191
Commercial mortgage income	50	54	108	134
Income from bank-owned life insurance	49	43	150	139
Securities gains (losses)	(1)	—	(71)	—
Other income	1	140	118	335
Total noninterest income	2,102	2,365	6,492	6,967
Noninterest Expense
Personnel expense	2,116	2,187	6,269	6,536
Professional fees and outside processing	352	372	1,064	1,063
Software expense	225	251	691	707
Net occupancy expense	176	187	565	578
Amortization of intangibles	140	145	420	431
Equipment expense	122	154	354	389
Marketing and customer development	105	94	282	226
Operating lease depreciation	45	47	140	144
Loan-related expense	46	52	137	161
Regulatory costs	52	43	131	99
Merger-related and restructuring charges	62	172	399	610
Loss (gain) on early extinguishment of debt	—	—	(39)	(3)
Other expense	172	91	454	475
Total noninterest expense	3,613	3,795	10,867	11,416
Earnings
Income before income taxes	2,000	2,127	5,650	6,024
Provision for income taxes	363	423	1,065	1,189
Net income	1,637	1,704	4,585	4,835
Noncontrolling interests	4	—	6	(3)
Net income available to the bank holding company	1,633	1,704	4,579	4,838
Preferred stock dividends and other	97	88	262	329
Net income available to common shareholders	$1,536	$1,616	$4,317	$4,509
Basic EPS	$1.16	$1.21	$3.25	$3.37
Diluted EPS	1.15	1.20	3.22	3.34
Basic weighted average shares outstanding	1,326,539	1,334,825	1,328,569	1,339,558
Diluted weighted average shares outstanding	1,336,659	1,346,854	1,339,071	1,351,712

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,637	$1,704	$4,585	$4,835
OCI, net of tax:
Net change in net pension and postretirement costs	6	(55)	19	(22)
Net change in cash flow hedges	(139)	5	(85)	51
Net change in AFS securities	(3,051)	(438)	(10,889)	(2,283)
Net change in HTM securities	80	—	216	—
Other, net	(6)	(2)	(7)	—
Total OCI, net of tax	(3,110)	(490)	(10,746)	(2,254)
Total comprehensive income	$(1,473)	$1,214	$(6,161)	$2,581
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$1	$(13)	$6	$(3)
Net change in cash flow hedges	(42)	2	(26)	16
Net change in AFS securities	(927)	(133)	(3,307)	(701)
Net change in HTM securities	25	—	65	—
Total income taxes related to OCI	$(943)	$(144)	$(3,262)	$(688)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, July 1, 2021	1,334,770	$6,673	$6,674	$34,898	$21,139	$(1,048)	$—	$68,336
Net income	—	—	—	—	1,704	—	—	1,704
OCI	—	—	—	—	—	(490)	—	(490)
Issued in connection with equity awards, net	122	—	—	(4)	(1)	—	—	(5)
Cash dividends declared on common stock	—	—	—	—	(640)	—	—	(640)
Cash dividends declared on preferred stock	—	—	—	—	(88)	—	—	(88)
Equity-based compensation expense	—	—	—	83	—	—	—	83
Balance, September 30, 2021	1,334,892	$6,673	$6,674	$34,977	$22,114	$(1,538)	$—	$68,900
Balance, July 1, 2022	1,326,393	$6,673	$6,632	$34,410	$24,500	$(9,240)	$24	$62,999
Net income	—	—	—	—	1,633	—	4	1,637
OCI	—	—	—	—	—	(3,110)	—	(3,110)
Issued in connection with equity awards, net	373	—	2	(5)	(1)	—	—	(4)
Cash dividends declared on common stock	—	—	—	—	(691)	—	—	(691)
Cash dividends declared on preferred stock	—	—	—	—	(97)	—	—	(97)
Equity-based compensation expense	—	—	—	82	—	—	—	82
Other, net	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2022	1,326,766	$6,673	$6,634	$34,487	$25,344	$(12,350)	$23	$60,811
Balance, January 1, 2021	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	4,838	—	(3)	4,835
OCI	—	—	—	—	—	(2,254)	—	(2,254)
Issued in connection with equity awards, net	5,719	—	28	(118)	(3)	—	—	(93)
Repurchase of common stock	(19,788)	—	(99)	(1,017)	—	—	—	(1,116)
Redemption of preferred stock	—	(1,375)	—	—	(40)	—	—	(1,415)
Cash dividends declared on common stock	—	—	—	—	(1,847)	—	—	(1,847)
Cash dividends declared on preferred stock	—	—	—	—	(289)	—	—	(289)
Equity-based compensation expense	—	—	—	269	—	—	—	269
Other, net	—	—	—	—	—	—	(102)	(102)
Balance, September 30, 2021	1,334,892	$6,673	$6,674	$34,977	$22,114	$(1,538)	$—	$68,900
Balance, January 1, 2022	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	4,579	—	6	4,585
OCI	—	—	—	—	—	(10,746)	—	(10,746)
Issued in connection with equity awards, net	4,056	—	21	(112)	(4)	—	—	(95)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(1,967)	—	—	(1,967)
Cash dividends declared on preferred stock	—	—	—	—	(262)	—	—	(262)
Equity-based compensation expense	—	—	—	258	—	—	—	258
Other, net	—	—	—	—	—	—	17	17
Balance, September 30, 2022	1,326,766	$6,673	$6,634	$34,487	$25,344	$(12,350)	$23	$60,811

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$4,585	$4,835
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	310	(710)
Depreciation	581	610
Amortization of intangibles	420	431
Securities (gains) losses	71	—
Net change in operating assets and liabilities:
LHFS	1,676	156
Loan servicing rights	(850)	(206)
Pension asset	(526)	(456)
Derivative assets and liabilities	3,850	905
Trading assets	(1,441)	(3,100)
Other assets and other liabilities	(247)	896
Other, net	(882)	(276)
Net cash from operating activities	7,547	3,085
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	3,311	137
Proceeds from maturities, calls and paydowns of AFS securities	10,619	25,424
Purchases of AFS securities	(9,025)	(59,578)
Proceeds from maturities, calls and paydowns of HTM securities	4,006	—
Purchases of HTM securities	(3,020)	—
Originations and purchases of loans and leases, net of sales and principal collected	(24,135)	14,503
Net cash received (paid) for FHLB stock	(609)	116
Net cash received (paid) for securities borrowed or purchased under agreements to resell	1,460	(174)
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	(1,325)	390
Other, net	(491)	(740)
Net cash from investing activities	(19,209)	(19,922)
Cash Flows From Financing Activities:
Net change in deposits	(490)	24,790
Net change in short-term borrowings	20,395	(866)
Proceeds from issuance of long-term debt	3,461	4,626
Repayment of long-term debt	(6,991)	(5,873)
Repurchase of common stock	(250)	(1,116)
Redemption of preferred stock	—	(1,415)
Cash dividends paid on common stock	(1,967)	(1,847)
Cash dividends paid on preferred stock	(262)	(289)
Net cash received (paid) for hedge unwinds	(198)	—
Other, net	(106)	(214)
Net cash from financing activities	13,592	17,796
Net Change in Cash and Cash Equivalents	1,930	959
Cash and Cash Equivalents, January 1	20,295	18,868
Cash and Cash Equivalents, September 30	$22,225	$19,827
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$982	$655
Income taxes	422	745
Noncash investing activities:
Transfer of AFS securities to HTM	59,436	—

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Troubled Debt Restructurings and Vintage Disclosures January 1, 2023	Eliminates TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases.
Truist is actively engaged with its lines of business to establish reporting mechanisms consistent with the requirements of this standard. While implementation efforts are ongoing, the Company does not expect the implementation of this standard to have a material impact.

Fair Value Hedging – Portfolio Layer Method January 1, 2023
Introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio. Additionally, expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.

Truist is continuing to evaluate the use of the portfolio layer method in its hedging programs, although future use of the standard is dependent on its asset-liability management strategies in the context of the then current interest rate outlook. Truist does not believe adoption of the standard will have a material impact on its active last-of-layer hedges.

Truist Financial Corporation 9

NOTE 2. Business Combinations

On March 1, 2022, Truist expanded its presence in the title insurance market by acquiring Kensington Vanguard National Land Services, one of the nation’s largest independent full-service national title insurance agencies, which resulted in approximately $199 million of goodwill and $138 million of identifiable intangible assets in the IH segment. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The intangible assets are being amortized over a term of 15 years based upon the estimated duration of economic benefits received. Goodwill of $131 million and identifiable intangible assets of $110 million are deductible for tax purposes.

On September 1, 2022, Truist broadened the selection of products and services offered by its wholesale insurance broker by acquiring BenefitMall, one of the nation’s leading benefit wholesale general insurance agencies, which resulted in approximately $510 million of goodwill and $336 million of identifiable intangible assets in the IH segment. Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The intangible assets are being amortized over a term of 15 years based upon the estimated duration of economic benefits received. Identifiable intangible assets of $80 million and an immaterial amount of goodwill are deductible for tax purposes.

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

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Securities purchased under agreements to resell	$1,665	$3,460
Securities borrowed	903	568
Total securities borrowed or purchased under agreements to resell	$2,568	$4,028

Fair value of collateral permitted to be resold or repledged	$2,533	$4,005
Fair value of securities resold or repledged	792	1,141

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

	September 30, 2022			December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$873	$10	$883	$749	$409	$1,158
State and Municipal	244	—	244	—	—	—
GSE	46	6	52	53	25	78
Agency MBS - residential	593	70	663	720	141	861
Corporate and other debt securities	142	209	351	213	125	338
Total securities sold under agreements to repurchase	$1,898	$295	$2,193	$1,735	$700	$2,435

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

10 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

September 30, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,909	$—	$855	$10,054
GSE	322	—	35	287
Agency MBS - residential	66,825	1	10,232	56,594
Agency MBS - commercial	2,907	—	421	2,486
States and political subdivisions	426	8	38	396
Non-agency MBS	3,983	—	845	3,138
Other	23	—	—	23
Total AFS securities	$85,395	$9	$12,426	$72,978
HTM securities:
Agency MBS - residential	$58,754	$—	$9,779	$48,975

December 31, 2021 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,892	$9	$106	$9,795
GSE	1,667	33	2	1,698
Agency MBS - residential	135,886	656	2,500	134,042
Agency MBS - commercial	2,928	18	64	2,882
States and political subdivisions	382	39	1	420
Non-agency MBS	4,305	—	47	4,258
Other	28	—	—	28
Total AFS securities	$155,088	$755	$2,720	$153,123
HTM securities:
Agency MBS - residential	$1,494	$1	$—	$1,495

In 2022, Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies. Management determined that it has both the positive intent and ability to hold these securities to maturity. On the date of transfer, the difference between the par value and the fair value of these securities, which was recorded as a loss in AOCI, resulted in a net discount of $3.7 billion, inclusive of $510 million of basis adjustment gains from terminated fair value hedges attributable to the transferred securities. The discount will be accreted and unrealized loss in AOCI will be amortized, offsetting within interest income over the remaining life of the securities using the interest method. There were no gains or losses recognized as a result of this transfer.

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	September 30, 2022
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$43,028	$36,065
FHLMC	43,545	36,239
Truist Financial Corporation 11

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
September 30, 2022 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$1,085	$8,912	$883	$29	$10,909	$1,067	$8,196	$766	$25	$10,054
GSE	—	4	14	304	322	—	4	13	270	287
Agency MBS - residential	—	8	543	66,274	66,825	—	7	507	56,080	56,594
Agency MBS - commercial	—	8	72	2,827	2,907	—	8	66	2,412	2,486
States and political subdivisions	3	74	160	189	426	3	71	156	166	396
Non-agency MBS	—	—	—	3,983	3,983	—	—	—	3,138	3,138
Other	5	1	—	17	23	5	1	—	17	23
Total AFS securities	$1,093	$9,007	$1,672	$73,623	$85,395	$1,075	$8,287	$1,508	$62,108	$72,978
HTM securities:
Agency MBS - residential	$—	$—	$—	$58,754	$58,754	$—	$—	$—	$48,975	$48,975

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,759	$185	$7,291	$670	$10,050	$855
GSE	214	20	73	15	287	35
Agency MBS - residential	36,328	5,556	20,178	4,676	56,506	10,232
Agency MBS - commercial	884	97	1,600	324	2,484	421
States and political subdivisions	275	35	19	3	294	38
Non-agency MBS	1,680	444	1,457	401	3,137	845
Other	18	—	—	—	18	—
Total	$42,158	$6,337	$30,618	$6,089	$72,776	$12,426
HTM securities:
Agency MBS - residential	$30,842	$5,773	$18,133	$4,006	$48,975	$9,779

	Less than 12 months		12 months or more		Total
December 31, 2021 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$8,412	$88	$582	$18	$8,994	$106
GSE	104	2	—	—	104	2
Agency MBS - residential	101,262	2,377	2,638	123	103,900	2,500
Agency MBS - commercial	1,749	50	413	14	2,162	64
States and political subdivisions	—	—	22	1	22	1
Non-agency MBS	4,258	47	—	—	4,258	47
Other	6	—	—	—	6	—
Total	$115,791	$2,564	$3,655	$156	$119,446	$2,720

At September 30, 2022 and December 31, 2021, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains	$—	$—	$13	$—
Gross realized losses	(1)	—	(84)	—
Securities gains (losses), net	$(1)	$—	$(71)	$—

12 Truist Financial Corporation

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
September 30, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$152,966	$162	$44	$443	$153,615
CRE	22,472	15	1	5	22,493
Commercial construction	5,565	3	—	—	5,568
Consumer:
Residential mortgage	53,934	534	834	227	55,529
Residential home equity and direct	25,357	122	12	166	25,657
Indirect auto	27,387	591	1	260	28,239
Indirect other	12,575	97	6	5	12,683
Student	4,624	381	775	—	5,780
Credit card	4,683	52	36	—	4,771
Total	$309,563	$1,957	$1,709	$1,106	$314,335
(1)Includes government guaranteed loans of $808 million in the residential mortgage portfolio and $770 million in the student portfolio.

	Accruing
December 31, 2021 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$138,225	$130	$13	$394	$138,762
CRE	23,902	20	—	29	23,951
Commercial construction	4,962	2	—	7	4,971
Consumer:
Residential mortgage	46,033	514	1,009	296	47,852
Residential home equity and direct	24,809	107	9	141	25,066
Indirect auto	25,615	607	1	218	26,441
Indirect other	10,811	64	3	5	10,883
Student	5,357	555	868	—	6,780
Credit card	4,735	45	27	—	4,807
Total	$284,449	$2,044	$1,930	$1,090	$289,513
(1)Includes government guaranteed loans of $978 million in the residential mortgage portfolio and $864 million in the student portfolio.

Truist Financial Corporation 13

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

September 30, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$34,437	$23,704	$11,578	$9,002	$6,036	$10,704	$53,833	$—	$(158)	$149,136
Special mention	133	289	217	127	62	45	455	—	—	1,328
Substandard	249	325	401	435	224	202	872	—	—	2,708
Nonperforming	47	66	5	44	49	34	198	—	—	443
Total	34,866	24,384	12,201	9,608	6,371	10,985	55,358	—	(158)	153,615
CRE:
Pass	4,634	3,711	2,386	4,094	2,444	2,598	719	—	(57)	20,529
Special mention	62	50	75	262	232	24	—	—	—	705
Substandard	110	110	104	452	316	162	—	—	—	1,254
Nonperforming	—	1	—	1	—	3	—	—	—	5
Total	4,806	3,872	2,565	4,809	2,992	2,787	719	—	(57)	22,493
Commercial construction:
Pass	1,104	1,352	989	360	281	78	1,100	—	(2)	5,262
Special mention	27	1	92	27	53	—	33	—	—	233
Substandard	26	2	21	3	21	—	—	—	—	73
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total	1,157	1,355	1,102	390	355	78	1,133	—	(2)	5,568
Consumer:
Residential mortgage:
Current	11,946	17,500	6,270	3,140	1,406	13,672	—	—	—	53,934
30 - 89 days past due	59	38	29	35	36	337	—	—	—	534
90 days or more past due	4	14	60	67	100	589	—	—	—	834
Nonperforming	1	4	8	14	17	183	—	—	—	227
Total	12,010	17,556	6,367	3,256	1,559	14,781	—	—	—	55,529
Residential home equity and direct:
Current	4,464	3,476	1,682	969	362	342	10,310	3,755	(3)	25,357
30 - 89 days past due	14	13	7	7	3	2	53	23	—	122
90 days or more past due	—	—	—	—	—	—	10	2	—	12
Nonperforming	2	9	6	7	2	7	50	83	—	166
Total	4,480	3,498	1,695	983	367	351	10,423	3,863	(3)	25,657
Indirect auto:
Current	9,745	7,738	4,574	2,868	1,459	1,003	—	—	—	27,387
30 - 89 days past due	88	161	112	105	64	61	—	—	—	591
90 days or more past due	1	—	—	—	—	—	—	—	—	1
Nonperforming	20	68	53	57	35	27	—	—	—	260
Total	9,854	7,967	4,739	3,030	1,558	1,091	—	—	—	28,239
Indirect other:
Current	5,067	2,976	1,875	1,102	663	892	—	—	—	12,575
30 - 89 days past due	29	23	17	14	8	6	—	—	—	97
90 days or more past due	4	1	1	—	—	—	—	—	—	6
Nonperforming	—	—	2	1	—	2	—	—	—	5
Total	5,100	3,000	1,895	1,117	671	900	—	—	—	12,683
Student:
Current	—	—	17	73	59	4,451	—	—	24	4,624
30 - 89 days past due	—	—	—	1	1	379	—	—	0	381
90 days or more past due	—	—	—	1	1	773	—	—	0	775
Total	—	—	17	75	61	5,603	—	—	24	5,780
Credit card:
Current							4,666	17	—	4,683
30 - 89 days past due							50	2	—	52
90 days or more past due							35	1	—	36
Total	—	—	—	—	—	—	4,751	20	—	4,771
Total	$72,273	$61,632	$30,581	$23,268	$13,934	$36,576	$72,384	$3,883	$(196)	$314,335

14 Truist Financial Corporation

December 31, 2021 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2021	2020	2019	2018	2017	Prior				Total
Commercial:
Commercial and industrial:
Pass	$35,530	$17,430	$14,105	$8,994	$5,633	$9,424	$43,035	$—	$(169)	$133,982
Special mention	195	221	326	317	46	70	691	—	—	1,866
Substandard	352	356	395	197	91	335	794	—	—	2,520
Nonperforming	50	19	49	42	16	34	184	—	—	394
Total	36,127	18,026	14,875	9,550	5,786	9,863	44,704	—	(169)	138,762
CRE:
Pass	4,836	2,946	5,109	3,201	1,774	2,131	762	—	(61)	20,698
Special mention	13	118	483	247	44	83	—	—	—	988
Substandard	321	264	523	528	321	279	—	—	—	2,236
Nonperforming	1	1	11	—	9	7	—	—	—	29
Total	5,171	3,329	6,126	3,976	2,148	2,500	762	—	(61)	23,951
Commercial construction:
Pass	1,113	1,179	1,259	419	44	95	558	—	12	4,679
Special mention	—	14	72	50	—	—	—	—	—	136
Substandard	7	13	45	67	17	—	—	—	—	149
Nonperforming	—	—	1	—	5	—	—	—	1	7
Total	1,120	1,206	1,377	536	66	95	558	—	13	4,971
Consumer:
Residential mortgage:
Current	17,271	6,798	3,642	1,753	2,237	14,240	—	—	92	46,033
30 - 89 days past due	58	31	32	40	31	322	—	—	—	514
90 or more days past due	3	44	91	133	95	643	—	—	—	1,009
Nonperforming	1	5	18	27	20	226	—	—	(1)	296
Total	17,333	6,878	3,783	1,953	2,383	15,431	—	—	91	47,852
Residential home equity and direct:
Current	4,962	2,630	1,717	691	189	425	10,757	3,388	50	24,809
30 - 89 days past due	8	8	10	3	1	3	53	21	—	107
90 days or more past due	—	—	—	—	—	—	5	4	—	9
Nonperforming	2	3	4	1	—	7	48	75	1	141
Total	4,972	2,641	1,731	695	190	435	10,863	3,488	51	25,066
Indirect auto:
Current	10,699	6,691	4,293	2,158	1,081	504	—	—	189	25,615
30 - 89 days past due	119	138	145	97	56	52	—	—	—	607
90 days or more past due	—	—	—	—	—	1	—	—	—	1
Nonperforming	28	48	61	41	21	19	—	—	—	218
Total	10,846	6,877	4,499	2,296	1,158	576	—	—	189	26,441
Indirect other:
Current	4,333	2,724	1,638	937	455	691	—	—	33	10,811
30 - 89 days past due	14	15	15	12	4	4	—	—	—	64
90 days or more past due	1	1	1	—	—	—	—	—	—	3
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,349	2,741	1,655	949	459	697	—	—	33	10,883
Student:
Current	—	21	88	73	61	5,122	—	—	(8)	5,357
30 - 89 days past due	—	—	1	1	1	552	—	—	—	555
90 days or more past due	—	—	—	—	1	867	—	—	—	868
Total	—	21	89	74	63	6,541	—	—	(8)	6,780
Credit card:
Current							4,711	24	—	4,735
30 - 89 days past due							43	2	—	45
90 days or more past due							26	1	—	27
Total	—	—	—	—	—	—	4,780	27	—	4,807
Total	$79,918	$41,719	$34,135	$20,029	$12,253	$36,138	$61,667	$3,515	$139	$289,513
(1)Includes certain deferred fees and costs and other adjustments.
Truist Financial Corporation 15

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Sep 30, 2021
Commercial:
Commercial and industrial	$1,804	$(57)	$42	$(217)	$—	$1,572
CRE	440	(1)	1	(70)	—	370
Commercial construction	69	—	1	(11)	—	59
Consumer:
Residential mortgage	321	(7)	3	(6)	—	311
Residential home equity and direct	694	(51)	20	(18)	—	645
Indirect auto	1,116	(73)	22	6	—	1,071
Indirect other	181	(13)	5	21	—	194
Student	129	(6)	1	1	1	126
Credit card	367	(31)	9	9	—	354
ALLL	5,121	(239)	104	(285)	1	4,702
RUFC	315	—	—	(39)	—	276
ACL	$5,436	$(239)	$104	$(324)	$1	$4,978

(Dollars in millions)	Balance at Jul 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Sep 30, 2022
Commercial:
Commercial and industrial	$1,357	$(51)	$43	$(48)	$—	$1,301
CRE	237	—	—	(3)	—	234
Commercial construction	50	—	2	(5)	—	47
Consumer:
Residential mortgage	327	(4)	3	50	—	376
Residential home equity and direct	588	(86)	23	44	—	569
Indirect auto	952	(103)	21	96	—	966
Indirect other	228	(26)	6	61	—	269
Student	100	(7)	—	—	—	93
Credit card	348	(42)	8	36	—	350
ALLL	4,187	(319)	106	231	—	4,205
RUFC	247	—	—	3	—	250
ACL	$4,434	$(319)	$106	$234	$—	$4,455

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Sep 30, 2021
Commercial:
Commercial and industrial	$2,204	$(189)	$84	$(527)	$—	$1,572
CRE	573	(5)	6	(204)	—	370
Commercial construction	81	(2)	3	(23)	—	59
Consumer:
Residential mortgage	368	(22)	10	(45)	—	311
Residential home equity and direct	714	(163)	58	36	—	645
Indirect auto	1,198	(247)	71	49	—	1,071
Indirect other	208	(41)	18	9	—	194
Student	130	(12)	1	3	4	126
Credit card	359	(113)	28	80	—	354
ALLL	5,835	(794)	279	(622)	4	4,702
RUFC	364	—	—	(88)	—	276
ACL	$6,199	$(794)	$279	$(710)	$4	$4,978

16 Truist Financial Corporation

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Sep 30, 2022
Commercial:
Commercial and industrial	$1,426	$(99)	$73	$(99)	$—	$1,301
CRE	350	(2)	7	(121)	—	234
Commercial construction	52	(1)	4	(8)	—	47
Consumer:
Residential mortgage	308	(8)	13	63	—	376
Residential home equity and direct	615	(229)	63	120	—	569
Indirect auto	1,022	(282)	70	156	—	966
Indirect other	195	(63)	18	119	—	269
Student	117	(17)	—	(7)	—	93
Credit card	350	(123)	26	97	—	350
ALLL	4,435	(824)	274	320	—	4,205
RUFC	260	—	—	(10)	—	250
ACL	$4,695	$(824)	$274	$310	$—	$4,455
(1)Includes the amounts for the ALLL for PCD acquisitions, and other activity.

The commercial ALLL decreased $62 million and $246 million and the consumer ALLL increased $78 million and $16 million for the three and nine months ended September 30, 2022, respectively. The decrease in the commercial ALLL primarily reflects continued strong commercial portfolio performance and loan growth concentrated in higher quality loans, partially offset by a moderately slower economic outlook. The increase in the consumer ALLL was primarily driven by loan growth, normalizing loss trends in certain consumer portfolios, and a moderately slower economic outlook. Considerations for the moderately slower economic outlook include the potential impacts related to Hurricane Ian, and risks associated with inflation, rising rates, supply chain disruption, geopolitical events, and recession.

The RUFC increased $3 million and decreased $10 million for the three and nine months ended September 30, 2022, respectively.

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

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the September 30, 2022 ACL, unchanged since December 31, 2021. While the scenario weightings were unchanged, each forecast scenario reflected a moderate deterioration in certain economic variables over the reasonable and supportable forecast period when compared to the prior period. The primary economic forecast shaping the ACL estimate at September 30, 2022 included GDP growth in the low-single digits and an unemployment rate starting in the low-single digits with a slight increase towards mid-single digits by the end of the reasonable and supportable forecast period.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The September 30, 2022 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Truist Financial Corporation 17

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	September 30, 2022		December 31, 2021
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$91	$352	$125	$269
CRE	—	5	12	17
Commercial construction	—	—	—	7
Consumer:
Residential mortgage	3	224	4	292
Residential home equity and direct	2	164	3	138
Indirect auto	3	257	1	217
Indirect other	—	5	—	5
Total	$99	$1,007	$145	$945

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Nonperforming loans and leases HFI	$1,106	$1,090
Nonperforming LHFS	72	22
Foreclosed real estate	4	8
Other foreclosed property	58	43
Total nonperforming assets	$1,240	$1,163

Residential mortgage loans in the process of foreclosure	$265	$135

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Performing TDRs:
Commercial:
Commercial and industrial	$165	$147
CRE	5	5
Commercial construction	1	—
Consumer:
Residential mortgage	1,144	692
Residential home equity and direct	78	98
Indirect auto	425	389
Indirect other	7	7
Student	29	25
Credit card	19	27
Total performing TDRs	1,873	1,390
Nonperforming TDRs	187	152
Total TDRs	$2,060	$1,542
ALLL attributable to TDRs	$120	$102

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
18 Truist Financial Corporation

	As of / For the Three Months Ended September 30, 2022				As of / For the Nine Months Ended September 30, 2022
(Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial	$66	$—	$66	$9	$66	$9	$77	$9
Consumer	123	117	236	12	368	505	858	41
Credit card	2	—	2	1	6	—	6	3
Re-modification of previously designated TDRs	43	50			73	90

	As of / For the Three Months Ended September 30, 2021				As of / For the Nine Months Ended September 30, 2021
	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial	$8	$20	$30	$4	$35	$129	$183	$17
Consumer	74	51	126	7	212	277	496	30
Credit card	3	—	3	1	9	—	10	4
Re-modification of previously designated TDRs	23	9			51	37

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Unearned income, discounts, and net deferred loan fees and costs	$230	$849

Truist Financial Corporation 19

NOTE 6. Goodwill and Other Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2021 quantitative impairment test, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2022, and therefore no triggering event occurred that required a quantitative goodwill impairment test. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2022 reflects the acquisition of BenefitMall and Kensington Vanguard National Land Services. Activity during 2021 primarily reflects the acquisitions of Service Finance, LLC, and Constellation Affiliated Partners. Refer to “Note 2. Business Combinations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the acquisitions and “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2021	$15,841	$6,167	$2,439	$24,447
Mergers and acquisitions	1,168	—	556	1,724
Adjustments and other	(139)	(18)	84	(73)
Goodwill, December 31, 2021	16,870	6,149	3,079	26,098
Mergers and acquisitions	—	—	697	697
Adjustments and other	—	—	15	15
Goodwill, September 30, 2022	$16,870	$6,149	$3,791	$26,810

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,472	$(1,328)	$1,144	$2,563	$(1,190)	$1,373
Other, primarily client relationship intangibles	3,824	(1,242)	2,582	3,116	(1,081)	2,035
Total	$6,296	$(2,570)	$3,726	$5,679	$(2,271)	$3,408

In 2022, Truist redeemed a noncontrolling equity interest in SunTrust Merchant Services, LLC, and paid cash of $175 million in exchange for the rights to certain merchant banking relationships, including relationships previously referred by Truist to SunTrust Merchant Services, LLC. Upon completion of this transaction, Truist recognized a gain on the redemption of noncontrolling equity interest of $74 million and $282 million of other intangibles representing the fair value of acquired contractual relationships as of the transaction date. The intangible assets are being amortized over a term of 12 years based upon the estimated duration of economic benefits received.
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

Residential Mortgage Activities
The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
UPB of residential mortgage loan servicing portfolio	$275,526	$246,727
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	218,740	196,011
Mortgage loans sold with recourse	205	244
Maximum recourse exposure from mortgage loans sold with recourse liability	129	155
Indemnification, recourse and repurchase reserves	57	74

As of / For the Nine Months Ended September 30, (Dollars in millions)	2022	2021
UPB of residential mortgage loans sold from LHFS	$22,971	$30,148
Pre-tax gains recognized on mortgage loans sold and held for sale	62	347
Servicing fees recognized from mortgage loans serviced for others	462	437
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.30%	0.31%
Weighted average interest rate on mortgage loans serviced for others	3.45	3.49

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2022	2021
Residential MSRs, carrying value, January 1	$2,305	$1,778
Acquired	321	355
Additions	372	476
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	795	12
OAS	(24)	238
Realization of expected net servicing cash flows, passage of time and other	(306)	(550)
Residential MSRs, carrying value, September 30	$3,463	$2,309

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	8.4%	11.0%	8.9%	11.4%	15.3%	13.8%
Effect on fair value of a 10% increase			$(108)			$(113)
Effect on fair value of a 20% increase			(209)			(216)
OAS	1.6%	11.7%	4.2%	1.5%	10.7%	4.2%
Effect on fair value of a 10% increase			$(57)			$(37)
Effect on fair value of a 20% increase			(112)			(73)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.5%			99.3%
Adjustable-rate residential mortgage loans			0.5			0.7
Total			100.0%			100.0%
Weighted average life			6.9 years			5.2 years

The sensitivity calculations above are hypothetical and should not be considered predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in one assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change. See “Note 15. Fair Value Disclosures” for additional information on the valuation techniques used.

Truist Financial Corporation 21

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
UPB of CRE mortgages serviced for others	$36,263	$37,960
CRE mortgages serviced for others covered by recourse provisions	9,832	10,243
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,819	2,958
Recorded reserves related to recourse exposure	15	16
CRE mortgages originated during the year-to-date period	5,778	9,380
Commercial MSRs at fair value	302	280

Other Servicing Activities

The Company had $32 million and $48 million of other loan servicing rights at fair value as of September 30, 2022 and December 31, 2021, respectively.

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	September 30, 2022		December 31, 2021
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,116	$21	$1,168	$22
Lease liabilities	1,477	24	1,600	26
Weighted average remaining term	6.3 years	5.8 years	6.6 years	6.4 years
Weighted average discount rate	2.4%	3.4%	2.3%	3.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Operating lease costs	$81	$71	$241	$241

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Assets held under operating leases (1)	$2,215	$2,110
Accumulated depreciation	(552)	(539)
Net	$1,663	$1,571
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. The carrying value of bank-owned life insurance was $7.6 billion at September 30, 2022 and $7.3 billion at December 31, 2021.
22 Truist Financial Corporation

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Federal funds purchased	$3,725	$—
Securities sold under agreements to repurchase	2,193	2,435
FHLB advances	16,900	—
Collateral in excess of derivative exposures	358	318
Master notes	606	808
Securities sold short	1,905	1,731
Total short-term borrowings	$25,687	$5,292

The following table presents a summary of long-term debt:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Truist Financial Corporation:
Fixed rate senior notes (1)	$12,585	$13,271
Floating rate senior notes (1)	999	1,348
Fixed rate subordinated notes (2)	1,874	1,254
Capital Notes (2)	624	620
Structured notes (3)	11	11
Truist Bank:
Fixed rate senior notes (1)	6,992	9,545
Floating rate senior notes (1)	1,749	2,399
Fixed rate subordinated notes (2)	4,766	5,043
FHLB advances	2	863
Other long-term debt (4)	1,277	1,263
Nonbank subsidiaries:
Other long-term debt (5)	293	296
Total long-term debt	$31,172	$35,913
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

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash dividends declared per share	$0.52	$0.48	$1.48	$1.38

Share Repurchase Activity

Truist’s share repurchase activity is dependent on capital deployment through organic growth and acquisitions, giving consideration to economic and regulatory conditions. The Board of Directors has authorized the repurchase of up to $4.1 billion of the Company’s common stock from October 1, 2022 through September 30, 2023. For the nine months ended September 30, 2022, the Company repurchased $250 million of common stock, which represented 5.1 million shares.

Truist Financial Corporation 23

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, July 1, 2021	$(842)	$(18)	$(191)	$—	$3	$(1,048)
OCI before reclassifications, net of tax	(59)	—	(496)	—	(2)	(557)
Amounts reclassified from AOCI:
Before tax	6	7	75	—	—	88
Tax effect	2	2	17	—	—	21
Amounts reclassified, net of tax	4	5	58	—	—	67
Total OCI, net of tax	(55)	5	(438)	—	(2)	(490)
AOCI balance, September 30, 2021	$(897)	$(13)	$(629)	$—	$1	$(1,538)
AOCI balance, July 1, 2022	$(73)	$45	$(6,476)	$(2,736)	$—	$(9,240)
OCI before reclassifications, net of tax	—	(140)	(3,047)	—	(6)	(3,193)
Amounts reclassified from AOCI:
Before tax	6	1	(6)	105	—	106
Tax effect	—	—	(2)	25	—	23
Amounts reclassified, net of tax	6	1	(4)	80	—	83
Total OCI, net of tax	6	(139)	(3,051)	80	(6)	(3,110)
AOCI balance, September 30, 2022	$(67)	$(94)	$(9,527)	$(2,656)	$(6)	$(12,350)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2021	$(875)	$(64)	$1,654	$—	$1	$716
OCI before reclassifications, net of tax	(40)	—	(2,510)	—	—	(2,550)
Amounts reclassified from AOCI:
Before tax	24	67	296	—	—	387
Tax effect	6	16	69	—	—	91
Amounts reclassified, net of tax	18	51	227	—	—	296
Total OCI, net of tax	(22)	51	(2,283)	—	—	(2,254)
AOCI balance, September 30, 2021	$(897)	$(13)	$(629)	$—	$1	$(1,538)
AOCI balance, January 1, 2022	$(86)	$(9)	$(1,510)	$—	$1	$(1,604)
OCI before reclassifications, net of tax	2	(94)	(10,956)	—	(7)	(11,055)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	22	12	87	281	—	402
Tax effect	5	3	20	65	—	93
Amounts reclassified, net of tax	17	9	67	216	—	309
Total OCI, net of tax	19	(85)	(10,889)	216	(7)	(10,746)
AOCI balance, September 30, 2022	$(67)	$(94)	$(9,527)	$(2,656)	$(6)	$(12,350)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income
NOTE 12. Income Taxes

For the three months ended September 30, 2022 and 2021, the provision for income taxes was $363 million and $423 million, respectively, representing effective tax rates of 18.2% and 19.9%, respectively. For the nine months ended September 30, 2022 and 2021, the provision for income taxes was $1.1 billion and $1.2 billion, respectively, representing effective tax rates of 18.8% and 19.7%, respectively. The lower effective tax rate for the three and nine months ended September 30, 2022 was primarily driven by an increase in discrete tax benefits recognized in the current year and changes in the full year forecasted effective tax rate. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

24 Truist Financial Corporation

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Service cost	Personnel expense	$139	$148	$418	$463
Interest cost	Other expense	87	80	263	239
Estimated return on plan assets	Other expense	(269)	(250)	(808)	(748)
Amortization and other	Other expense	10	9	27	26
Net periodic (benefit) cost		$(33)	$(13)	$(100)	$(20)

Truist makes contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $351 million were made to the Truist pension plan during the nine months ended September 30, 2022.

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Sep 30, 2022	Dec 31, 2021
Investments in affordable housing projects:
Carrying amount	Other assets	$4,342	$4,107
Amount of future funding commitments included in carrying amount	Other liabilities	1,544	1,285
Lending exposure	Loans and leases for funded amounts	1,308	763
Renewable energy investments:
Carrying amount	Other assets	271	257
Amount of future funding commitments not included in carrying amount	NA	398	71
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,867	1,822
Amount of future funding commitments not included in carrying amount	NA	396	411

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$137	$121	$392	$360
Other community development investments	Provision for income taxes	26	24	73	70
Renewable energy investments	NA (1)	31	36	92	96
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$143	$117	$391	$353
Other community development investments	Other noninterest income	21	21	60	59
Renewable energy investments	Other noninterest income	4	1	—	3
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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Commitments to extend, originate, or purchase credit	$214,549	$198,658
Residential mortgage loans sold with recourse	205	244
CRE mortgages serviced for others covered by recourse provisions	9,832	10,243
Other loans serviced for others covered by recourse provisions	667	588
Letters of credit	6,027	5,568

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

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Total return swaps:
VIE assets	$1,568	$1,519
Trading loans and bonds	1,527	1,491
VIE liabilities	118	50

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

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, certain derivative agreements, and borrowings or borrowing capacity, as well as to fund certain obligations related to nonqualified defined benefit and defined contribution retirement plans and for other purposes as required or permitted by law. Assets pledged to the FHLB and FRB are subject to applicable asset discounts when determining borrowing capacity. The Company has capacity for secured financing from both the FRB and FHLB and letters of credit from the FHLB. The Company’s letters of credit from the FHLB can be used to secure various client deposits, including public fund relationships. Excluding assets related to nonqualified benefit plans, the majority of the agreements governing the pledged assets do not permit the other party to sell or repledge the collateral. The following table provides the total carrying amount of pledged assets by asset type:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Pledged securities	$26,834	$29,678
Pledged loans:
FRB	70,471	73,349
FHLB	65,483	64,698
Unused borrowing capacity:
FRB	49,525	52,170
FHLB	28,548	49,244

26 Truist Financial Corporation

Litigation and Regulatory Matters

Truist and/or its subsidiaries are routinely named as defendants in or parties to numerous actual or threatened legal proceedings, including civil litigation and regulatory investigations or enforcement matters, arising from the ordinary conduct of its regular business activities. The matters range from individual actions involving a single plaintiff to class action lawsuits with many class members and can involve claims for substantial or indeterminate alleged damages or for injunctive or other relief. Investigations may involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations, and could result in fines, penalties, restitution, and/or alterations in Truist’s business practices. These legal proceedings are at varying stages of adjudication, arbitration, or investigation and may consist of a variety of claims, including common law tort and contract claims, as well as statutory antitrust, securities, and consumer protection claims. The ultimate resolution of any proceeding and the timing of such resolution is uncertain and inherently difficult to predict. It is possible that the ultimate resolution of these matters, including those described below, if unfavorable, may be material to the consolidated financial position, consolidated results of operations, or consolidated cash flows of Truist, or cause significant reputational consequences.

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of September 30, 2022. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. In addition, the matters underlying this estimate will change from time to time. Estimated losses are based upon currently available information and involve considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors.

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

The following is a description of certain legal proceedings in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The Company previously filed a motion to amend the class definition in which it sought to narrow the scope of the class and renewed motions to compel arbitration against certain class members, which the court found were premature. On September 22, 2022, the trial court entered a scheduling order holding that the court will consider such motions after discovery is completed. The Company continues to believe that the underlying claims are without merit.

United Services Automobile Association v. Truist Bank

USAA filed a lawsuit on July 29, 2022 against the Company in the United States District Court for the Eastern District of Texas alleging that the Company’s mobile remote deposit capture systems infringe certain patents held by USAA. The complaint seeks damages, including for alleged willful infringement and a corresponding request that the amount of actual damages be trebled, as well as injunctive and other equitable relief. The Company filed its answer and affirmative defenses on October 11, 2022, denying USAA’s claims, including its claims of willful infringement. Also on October 11, 2022, the Company filed a petition for inter partes review challenging the validity of one of the patents asserted in the lawsuit.

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$1,243	$—	$1,243	$—	$—
GSE	408	—	408	—	—
Agency MBS - residential	1,041	—	1,041	—	—
Agency MBS - commercial	60	—	60	—	—
States and political subdivisions	393	—	393	—	—
Corporate and other debt securities	595	—	595	—	—
Loans	1,787	—	1,787	—	—
Other	337	278	59	—	—
Total trading assets	5,864	278	5,586	—	—
AFS securities:
U.S. Treasury	10,054	—	10,054	—	—
GSE	287	—	287	—	—
Agency MBS - residential	56,594	—	56,594	—	—
Agency MBS - commercial	2,486	—	2,486	—	—
States and political subdivisions	396	—	396	—	—
Non-agency MBS	3,138	—	3,138	—	—
Other	23	—	23	—	—
Total AFS securities	72,978	—	72,978	—	—
LHFS at fair value	1,868	—	1,868	—	—
Loans and leases	19	—	—	19	—
Loan servicing rights at fair value	3,797	—	—	3,797	—
Other assets:
Derivative assets	1,140	397	3,001	6	(2,264)
Equity securities	887	783	104	—	—
Total assets	$86,553	$1,458	$83,537	$3,822	$(2,264)
Liabilities:
Derivative liabilities	$3,407	$449	$5,219	$77	$(2,338)
Securities sold short	1,905	297	1,608	—	—
Total liabilities	$5,312	$746	$6,827	$77	$(2,338)

28 Truist Financial Corporation

December 31, 2021 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$125	$—	$125	$—	$—
GSE	306	—	306	—	—
Agency MBS - residential	1,016	—	1,016	—	—
Agency MBS - commercial	13	—	13	—	—
States and political subdivisions	91	—	91	—	—
Corporate and other debt securities	738	—	738	—	—
Loans	1,791	—	1,791	—	—
Other	343	285	58	—	—
Total trading assets	4,423	285	4,138	—	—
AFS securities:
U.S. Treasury	9,795	—	9,795	—	—
GSE	1,698	—	1,698	—	—
Agency MBS - residential	134,042	—	134,042	—	—
Agency MBS - commercial	2,882	—	2,882	—	—
States and political subdivisions	420	—	420	—	—
Non-agency MBS	4,258	—	4,258	—	—
Other	28	—	28	—	—
Total AFS securities	153,123	—	153,123	—	—
LHFS at fair value	3,544	—	3,544	—	—
Loans and leases	23	—	—	23	—
Loan servicing rights at fair value	2,633	—	—	2,633	—
Other assets:
Derivative assets	2,370	887	3,110	30	(1,657)
Equity securities	1,066	967	99	—	—
Total assets	$167,182	$2,139	$164,014	$2,686	$(1,657)
Liabilities:
Derivative liabilities	$586	$438	$3,056	$42	$(2,950)
Securities sold short	1,731	8	1,723	—	—
Total liabilities	$2,317	$446	$4,779	$42	$(2,950)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At September 30, 2022 and December 31, 2021, investments totaling $394 million and $440 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2021.

Truist Financial Corporation 29

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended September 30, 2022 and 2021 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at July 1, 2021	$—	$2,231	$38
Total realized and unrealized gains (losses):
Included in earnings	—	78	6
Purchases	—	303	—
Issuances	—	145	77
Sales	—	(1)	—
Settlements	—	(172)	(111)
Balance at September 30, 2021	$—	$2,584	$10
Balance at July 1, 2022	$20	$3,466	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	190	(61)
Purchases	—	126	—
Issuances	—	130	(30)
Sales	—	(6)	—
Settlements	—	(109)	56
Other	(1)	—	—
Balance at September 30, 2022	$19	$3,797	$(71)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2022	$—	$189	$(48)

Nine Months Ended September 30, 2022 and 2021 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2021	$—	$2,023	$172
Total realized and unrealized gains (losses):
Included in earnings	—	260	(77)
Purchases	—	355	—
Issuances	—	532	254
Sales	—	(1)	—
Settlements	—	(585)	(339)
Balance at September 30, 2021	$—	$2,584	$10
Balance at January 1, 2022	$23	$2,633	$(12)
Total realized and unrealized gains (losses):
Included in earnings	—	807	(324)
Purchases	—	321	—
Issuances	—	411	10
Sales	—	(7)	—
Settlements	—	(368)	255
Other	(4)	—	—
Balance at September 30, 2022	$19	$3,797	$(71)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2022	$—	$807	$(55)
Primary income statement location of realized gains (losses) included in earnings	Other income	Residential mortgage income and Commercial mortgage income	Residential mortgage income and Commercial mortgage income

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	September 30, 2022			December 31, 2021
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,787	$1,906	$(119)	$1,791	$1,784	$7
Loans and leases	19	20	(1)	23	35	(12)
LHFS at fair value	1,868	1,931	(63)	3,544	3,450	94
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

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Carrying value:
LHFS	$361	$101
Loans and leases	429	443
Other	64	100

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Valuation adjustments:
LHFS	$(9)	$(27)
Loans and leases	(280)	(349)
Other	(440)	(156)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $75 million and $1.2 billion of LHFS carried at cost at September 30, 2022 and December 31, 2021, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

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

		September 30, 2022		December 31, 2021
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$58,754	$48,975	$1,494	$1,495
Loans and leases HFI, net of ALLL	Level 3	310,111	301,437	285,055	284,914
Financial liabilities:
Time deposits	Level 2	14,454	14,521	15,886	16,017
Long-term debt	Level 2	31,172	29,568	35,913	36,251

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $250 million and $260 million at September 30, 2022 and December 31, 2021, respectively.
Truist Financial Corporation 31

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	September 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$7,250	$—	$—	$—	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	14,893	—	(80)	12,690	—	(6)
Swaps hedging AFS securities	7,097	—	—	12,711	—	(2)
Total	21,990	—	(80)	25,401	—	(8)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	154,257	540	(2,830)	150,223	1,716	(733)
Options	28,266	160	(166)	23,659	43	(30)
Forward commitments	2,435	27	(5)	2,404	2	(5)
Other	4,925	1	(1)	2,927	—	—
Equity contracts	37,582	653	(938)	34,232	1,582	(2,089)
Credit contracts:
Trading assets	120	—	—	—	—	—
Loans and leases	519	—	—	570	—	(2)
Risk participation agreements	6,342	—	(1)	8,145	—	(4)
Total return swaps	1,525	87	—	1,445	3	(19)
Foreign exchange contracts	18,793	763	(725)	16,102	160	(156)
Commodity	6,142	834	(840)	4,641	475	(468)
Total	260,906	3,065	(5,506)	244,348	3,981	(3,506)
Mortgage banking:
Interest rate contracts:
Swaps	572	—	—	441	—	—
Interest rate lock commitments	1,869	6	(61)	4,163	30	(7)
When issued securities, forward rate agreements and forward commitments	3,716	158	—	6,913	7	(15)
Other	106	1	—	424	1	—
Total	6,263	165	(61)	11,941	38	(22)
MSRs:
Interest rate contracts:
Swaps	22,327	10	—	12,837	—	—
Options	13,599	160	(47)	101	1	—
When issued securities, forward rate agreements and forward commitments	2,470	3	(48)	3,927	7	—
Other	1,265	1	(3)	2,017	—	—
Total	39,661	174	(98)	18,882	8	—
Total derivatives not designated as hedges	306,830	3,404	(5,665)	275,171	4,027	(3,528)
Total derivatives	$336,070	3,404	(5,745)	$300,572	4,027	(3,536)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,621)	1,621		(1,312)	1,312
Cash collateral (received) posted for amounts subject to master netting arrangements		(643)	717		(345)	1,638
Net amount		$1,140	$(3,407)		$2,370	$(586)

32 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

September 30, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,907	$(1,915)	$992	$—	$992
Derivatives not subject to master netting arrangement or similar arrangement	100	—	100	—	100
Exchange traded derivatives	397	(349)	48	—	48
Total derivative assets	$3,404	$(2,264)	$1,140	$—	$1,140
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(4,538)	$1,989	$(2,549)	$28	$(2,521)
Derivatives not subject to master netting arrangement or similar arrangement	(758)	—	(758)	—	(758)
Exchange traded derivatives	(449)	349	(100)	—	(100)
Total derivative liabilities	$(5,745)	$2,338	$(3,407)	$28	$(3,379)

December 31, 2021 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,752	$(1,221)	$1,531	$(1)	$1,530
Derivatives not subject to master netting arrangement or similar arrangement	388	—	388	—	388
Exchange traded derivatives	887	(436)	451	—	451
Total derivative assets	$4,027	$(1,657)	$2,370	$(1)	$2,369
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,873)	$2,514	$(359)	$66	$(293)
Derivatives not subject to master netting arrangement or similar arrangement	(225)	—	(225)	—	(225)
Exchange traded derivatives	(438)	436	(2)	—	(2)
Total derivative liabilities	$(3,536)	$2,950	$(586)	$66	$(520)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	September 30, 2022			December 31, 2021
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities (1)	$39,822	$(662)	$(4)	$108,758	$(400)	$(150)
Loans and leases	361	—	10	382	—	12
Long-term debt	24,456	(839)	240	27,361	(137)	629
(1)The amortized cost of AFS securities was $47.2 billion at September 30, 2022 and $110.6 billion at December 31, 2021.
Truist Financial Corporation 33

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(182)	$—	$(123)	$—
Total	$(182)	$—	$(123)	$—
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$—	$—	$—	$(2)
Short-term borrowings	—	—	—	(12)
Long-term debt	(1)	(7)	(12)	(17)
Total	$(1)	$(7)	$(12)	$(31)
Pre-tax gain (loss) reclassified from AOCI into other expense: (1)
Deposits	$—	$—	$—	$(12)
Short-term borrowings	—	—	—	(20)
Long-term debt	—	—	—	(4)
Total	$—	$—	$—	$(36)
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
AFS securities:
Amounts related to interest settlements	$36	$(15)	$40	$(39)
Recognized on derivatives	157	81	631	442
Recognized on hedged items	(142)	(83)	(586)	(448)
Net income (expense) recognized	51	(17)	85	(45)
Loans and leases:
Recognized on hedged items	(1)	(1)	(2)	(2)
Net income (expense) recognized	(1)	(1)	(2)	(2)
Long-term debt:
Amounts related to interest settlements	(23)	—	(4)	—
Recognized on derivatives	(445)	—	(912)	—
Recognized on hedged items	482	73	1,050	227
Net income (expense) recognized	14	73	134	227
Net income (expense) recognized, total	$64	$55	$217	$180

34 Truist Financial Corporation

The following table presents information about the Company’s terminated cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(118)	$—
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	24	(9)
Estimated portion of net after-tax gain (loss) on terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(11)	(9)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	N/A
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2030) (1)	$703	$767
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	173	231
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $469 million at September 30, 2022.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$59	$28	$187	$142
Foreign exchange contracts	Investment banking and trading income and other income	202	73	381	107
Equity contracts	Investment banking and trading income and other income	(57)	2	(50)	(18)
Credit contracts	Investment banking and trading income and other income	(7)	13	84	(48)
Commodity contracts	Investment banking and trading income	9	1	9	6
Mortgage banking:
Interest rate contracts	Residential mortgage income	94	(18)	572	(15)
Interest rate contracts	Commercial mortgage income	6	—	5	(1)
MSRs:
Interest rate contracts	Residential mortgage income	(175)	(48)	(789)	(162)
Interest rate contracts	Commercial mortgage income	(9)	(1)	(23)	(8)
Total		$122	$50	$376	$3

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At September 30, 2022, the remaining terms on these risk participations ranged from less than one year to 16 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

Truist Financial Corporation 35

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Risk participation agreements:
Maximum potential amount of exposure	$260	$521
Total return swaps:
Cash collateral held	406	290

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Dealer and other counterparties:
Cash and other collateral received from counterparties	$591	$346
Derivatives in a net gain position secured by collateral received	680	506
Unsecured positions in a net gain with counterparties after collateral postings	89	143
Cash collateral posted to counterparties	746	1,704
Derivatives in a net loss position secured by collateral	840	2,591
Additional collateral that would have been posted had the Company’s credit ratings dropped below investment grade	—	3
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	52	31
Derivatives in a net loss position	18	18
Derivatives in a net gain position	124	—
Securities pledged to central counterparties clearing	782	904

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2022	2021	2022	2021
Net income available to common shareholders	$1,536	$1,616	$4,317	$4,509
Weighted average number of common shares	1,326,539	1,334,825	1,328,569	1,339,558
Effect of dilutive outstanding equity-based awards	10,120	12,029	10,502	12,154
Weighted average number of diluted common shares	1,336,659	1,346,854	1,339,071	1,351,712
Basic EPS	$1.16	$1.21	$3.25	$3.37
Diluted EPS	$1.15	$1.20	$3.22	$3.34
Anti-dilutive awards	—	5	85	3

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

36 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$1,685	$1,665	$1,601	$1,126	$40	$27	$419	$415	$3,745	$3,233
Net intersegment interest income (expense)	960	485	22	158	(7)	1	(975)	(644)	—	—
Segment net interest income	2,645	2,150	1,623	1,284	33	28	(556)	(229)	3,745	3,233
Allocated provision for credit losses	283	(5)	(50)	(264)	1	1	—	(56)	234	(324)
Segment net interest income after provision	2,362	2,155	1,673	1,548	32	27	(556)	(173)	3,511	3,557
Noninterest income	882	1,028	604	752	734	652	(118)	(67)	2,102	2,365
Amortization of intangibles	76	78	32	37	31	30	1	—	140	145
Other noninterest expense	1,876	1,907	763	767	609	507	225	469	3,473	3,650
Income (loss) before income taxes	1,292	1,198	1,482	1,496	126	142	(900)	(709)	2,000	2,127
Provision (benefit) for income taxes	306	265	318	315	31	31	(292)	(188)	363	423
Segment net income (loss)	$986	$933	$1,164	$1,181	$95	$111	$(608)	$(521)	$1,637	$1,704

Nine Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C (1)		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$4,780	$5,103	$3,972	$3,518	$94	$76	$1,489	$1,066	$10,335	$9,763
Net intersegment interest income (expense)	2,325	1,102	263	346	(9)	1	(2,579)	(1,449)	—	—
Segment net interest income	7,105	6,205	4,235	3,864	85	77	(1,090)	(383)	10,335	9,763
Allocated provision for credit losses	556	91	(228)	(698)	2	1	(20)	(104)	310	(710)
Segment net interest income after provision	6,549	6,114	4,463	4,562	83	76	(1,070)	(279)	10,025	10,473
Noninterest income	2,723	2,874	1,859	2,251	2,304	1,984	(394)	(142)	6,492	6,967
Amortization of intangibles	228	235	97	112	94	81	1	3	420	431
Other noninterest expense	5,584	5,628	2,236	2,277	1,729	1,451	898	1,629	10,447	10,985
Income (loss) before income taxes	3,460	3,125	3,989	4,424	564	528	(2,363)	(2,053)	5,650	6,024
Provision (benefit) for income taxes	825	736	863	954	139	124	(762)	(625)	1,065	1,189
Segment net income (loss)	$2,635	$2,389	$3,126	$3,470	$425	$404	$(1,601)	$(1,428)	$4,585	$4,835

Identifiable assets (period end)	$170,111	$160,803	$197,869	$177,751	$11,533	$9,454	$168,925	$181,876	$548,438	$529,884
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

In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023. This rule is expected to increase regulatory premiums by approximately $100 million annually. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2%.

Executive Overview

Our third quarter 2022 performance reflects strong progress in many areas of the business, as we delivered strong broad-based loan growth, significant margin expansion and continued exceptional asset quality. Overall financial results were mixed, however, as the challenging market environment impacted our capital markets related revenue.

We continue to remain highly confident in Truist’s trajectory given the diversity of our business mix, our strong markets, conservative risk culture, and the substantial opportunities that lie ahead post integration.

In July 2022, Truist launched Truist One Banking, a first-of-its-kind approach to the checking account experience, designed to address clients’ direct feedback. Additionally during the quarter, we launched Truist Assist, an AI-enhanced virtual assistant within the mobile banking app and online banking platform; combining innovative technology with personalized human touch to enhance the client experience. We also announced the expansion of digital investment offerings with Truist Invest, a robo advisor, and Truist Invest Pro, a hybrid investing solution that combines automated investing with access to a team of financial advisors.

38 Truist Financial Corporation

ESG

Our 2021 Environmental, Social, and Governance and Corporate Social Responsibility Report highlights the significant steps we’ve taken to meet and exceed our goals, including the diversity of our senior leadership and supporting our clients and communities to transition to a lower carbon economy. We will shift our TCFD Report publication to spring 2023, to align with the release of the 2022 Environmental, Social, and Governance and Corporate Social Responsibility Report. Outlined below are significant updates to our ESG efforts during the first nine-months of 2022.

Environmental

•Truist has joined the Partnership for Carbon Accounting Financials, and set 2030 goals to reduce Scope 1 and Scope 2 emissions by 35% each, and to reduce water consumption by 25%, relative to 2019.
•We announced our goal to achieve net zero greenhouse gas emissions by 2050, supporting our clients’ transition to a low-carbon economy.

Social

•Guided by our purpose to inspire and build better lives and communities, we are investing in revenue producing businesses and enterprise technology and have increased our minimum wage to $22 per hour effective October 1, 2022, positioning Truist as a leader in the industry.
•With 16.5% of senior leadership roles being held by ethnically diverse teammates, we have exceeded our original goal and we aspire for continued growth in this area.
•Together with the Truist Foundation and the Truist Charitable Fund, we’ve committed $120 million to help historically underserved small businesses gain access to capital and technical assistance.
•Truist continues to be ahead of schedule with regard to our $60 billion Community Benefits Plan commitment.
•Our company purpose continues to drive our actions to care for our teammates, clients, and the communities we serve, and this was even more apparent in the aftermath of Hurricane Ian, when our teammates acted quickly to support each other and our local communities through humanitarian aid and volunteer efforts.

Governance

•Michael B. Maguire was named CFO effective September 15, 2022. Mr. Maguire succeeds Daryl Bible, whose retirement was announced in May and who will remain at Truist during a transition period. Mr. Maguire will oversee accounting, tax, treasury, financial planning and analysis, investor relations, and other responsibilities. Prior to his current role, Maguire led the company’s consumer finance businesses, including LightStream, Service Finance, Sheffield Financial, Dealer Retail Services, and its student loan unit. Previously, Mr. Maguire served as the head of enterprise partnerships and investments at Truist. Prior to that, Mr. Maguire spent 16 years as an investment banker at Truist Securities.
•Clarke R. Starnes III, CRO of Truist, has been given additional leadership responsibilities, including oversight of the corporate function responsible for procurement, third-party risk management, supplier diversity, and unclaimed property and escheatment businesses, and the finance-risk data analytics office tasked with the implementation of the data management framework for Risk, Finance, and ESG. In addition, the Corporate Security group and the Wholesale and Retail Credit Risk modeling team will join the Risk Management Organization led by Mr. Starnes. Mr. Starnes has been designated the additional officer title of Vice Chair in connection with these new responsibilities.
•Truist was named a Top 100 performer within the new 2022 JUST Capital Workforce Equity and Mobility Ranking.
•Truist made several leadership changes during the first quarter of 2022 that are discussed in the executive overview section of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Truist Financial Corporation 39

Financial Results

Net income available to common shareholders for the third quarter of 2022 of $1.5 billion was down 5.0% compared with the third quarter of 2021. On a diluted per common share basis, earnings for the third quarter of 2022 were $1.15, a decrease of $0.05, or 4.2%, compared to the third quarter of 2021. Truist’s results of operations for the third quarter of 2022 produced an annualized return on average assets of 1.19% and an annualized return on average common shareholders’ equity of 10.7% compared to prior year returns of 1.28% and 10.2%, respectively.

Results for the third quarter of 2022 included merger-related and restructuring charges of $62 million ($48 million after-tax) and incremental operating expenses related to the Merger of $90 million ($69 million after-tax). Results for the third quarter of 2021 included $172 million ($132 million after-tax) of merger-related and restructuring charges, $191 million ($147 million after-tax) of incremental operating expenses related to the Merger, and a one-time professional fee to develop an ongoing program to identify, prioritize, and roadmap teammate generated revenue growth and expense savings opportunities beyond the Merger of $30 million ($23 million after tax).

On a TE basis, revenue was $5.9 billion for the third quarter of 2022, an increase of $259 million, or 4.6%, compared to the same period in 2021. TE net interest income for the third quarter of 2022 was up $522 million, or 16%, compared to the earlier quarter primarily due to strong loan growth, higher market interest rates coupled with well controlled deposit costs and solid deposit growth. These increases were partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $20.6 billion, or 4.5%, compared to the earlier quarter primarily due to growth in average total loans of $21.5 billion, or 7.4%. Average deposits increased $17.4 billion, or 4.3%, and average short-term borrowings increased $12.0 billion compared to the earlier quarter, while average long-term debt decreased $5.9 billion, or 16%.

Net interest margin was 3.12%, up 31 basis points compared to the earlier quarter. The yield on the total loan portfolio for the third quarter of 2022 was 4.49%, up 59 basis points compared to the earlier quarter, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion and lower PPP revenue. The yield on the average securities portfolio was 1.95%, up 45 basis points compared to the earlier quarter primarily due to the higher rate environment.

The average cost of total deposits was 0.31%, up 28 basis points compared to the earlier quarter. The average cost of short-term borrowings was 2.34%, up 166 basis points compared to the earlier quarter. The average cost of long-term debt was 2.43%, up 82 basis points compared to the earlier quarter. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

The provision for credit losses was $234 million, compared to a benefit of $324 million for the earlier quarter. The earlier quarter included a reserve release due to the improving credit environment during that period. Net charge-offs for the third quarter of 2022 totaled $213 million compared to $135 million in the earlier quarter. The net charge-off ratio for the current quarter of 0.27% was up eight basis points compared to the earlier quarter primarily driven by normalizing trends across certain consumer portfolios.

Noninterest income for the third quarter of 2022 decreased $263 million, or 11%, compared to the earlier quarter. Other income decreased $139 million due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, and lower investment income and valuation marks from the Company’s SBIC and other strategic investments. Residential mortgage income decreased $107 million, or 60%, as lower production income (due to lower margins and refinance volumes resulting from the higher rate environment) was partially offset by higher servicing income (due to lower prepayments and servicing portfolio purchases). Investment banking and trading income decreased $94 million, or 30%, due to lower bond and equity originations and merger and acquisition fees, partially offset by higher trading income. These decreases were partially offset by an increase of $80 million, or 12%, in insurance income due to organic growth and acquisitions.

Noninterest expense for the third quarter of 2022 was down $182 million, or 4.8%, compared to the earlier quarter. Merger-related and restructuring charges decreased $110 million and incremental operating expenses related to the Merger decreased $101 million due to diminishing integration-related activities. The earlier quarter included a $30 million professional fee to develop an ongoing program to identify, prioritize, and roadmap teammate generated revenue growth and expense savings opportunities beyond the Merger.

40 Truist Financial Corporation

Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense increased $64 million, or 2.0%, compared to the earlier quarter. Other expense increased $81 million ($87 million, or 104%, on an adjusted basis) primarily due to increased operational losses and teammate travel expenses. Professional fees and outside processing expenses decreased $20 million, but was up $70 million, or 33%, on an adjusted basis due to increased project spend for enterprise technology investments and increased call center staffing. Equipment expense decreased $32 million ($38 million, or 25%, on an adjusted basis) primarily due to laptop purchases in the prior period. Software expense decreased $26 million ($24 million, or 9.6%, on an adjusted basis) primarily due to lower maintenance expense and decommissioned software. Personnel expense decreased $71 million ($32 million, or 1.5%, on an adjusted basis) due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives, partially offset by higher salaries due to annual merit increases, investments in revenue producing businesses and enterprise technology, as well as additional personnel costs for acquisitions.

The provision for income taxes was $363 million for the third quarter of 2022, compared to $423 million for the earlier quarter. The effective tax rate for the third quarter of 2022 was 18.2%, compared to 19.9% for the earlier quarter. The decrease in the effective tax rate was primarily driven by an increase in discrete tax benefits and changes in the full year forecasted effective tax rate.

Truist’s total assets at September 30, 2022 were $548.4 billion, an increase of $7.2 billion, or 1.3%, compared to December 31, 2021. Total loans and leases at September 30, 2022, were $316.6 billion, an increase of $22.3 billion, or 7.6% compared with December 31, 2021. The increase in loans reflects strong production during the second and third quarters of this year across most industry verticals and product groups in the commercial and industrial portfolio and the majority of the consumer portfolios. Total deposits at September 30, 2022 were $416.0 billion, a decrease of $496 million, or 0.1%, compared to December 31, 2021.

Asset quality remains excellent, reflecting Truist’s prudent risk culture and diverse portfolio. Nonperforming loans and leases held for investment were 0.35% of loans and leases held for investment at September 30, 2022, down one basis point compared to June 30, 2022. The ALLL ratio was 1.34% compared to 1.38% for second quarter 2022. The ALLL coverage ratio was 4.98X annualized net charge-offs, versus 6.54X for second quarter 2022.

Truist maintained strong capital and liquidity levels relative to the company’s risk profile. As of September 30, 2022, the CET1 ratio was 9.1% and the average LCR for the third quarter of 2022 was 111%. The decline in the CET1 ratio compared to June 30, 2022 primarily reflects the BenefitMall acquisition and strong loan growth. Truist increased its quarterly common dividend 8% to $0.52 per share in the third quarter of 2022, resulting in a dividend payout ratio of 45% for the third quarter of 2022. Truist entered into an agreement to purchase BankDirect Capital Finance, the insurance premium finance unit of Texas Capital Bancshares, which is anticipated to close in the fourth quarter of 2022. This will add approximately $3.2 billion in loans and deploys 15 basis points of capital. The acquisition will add scale and product offerings to our existing premium finance business.

Analysis of Results of Operations

Net Interest Income and NIM

Third Quarter 2022 compared to Third Quarter 2021

TE net interest income for the third quarter of 2022 was up $522 million, or 16%, compared to the earlier quarter primarily due to strong loan growth, higher market interest rates coupled with well controlled deposit costs and solid deposit growth. These increases were partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $20.6 billion, or 4.5%, compared to the earlier quarter primarily due to growth in average total loans of $21.5 billion, or 7.4%. Average deposits increased $17.4 billion, or 4.3%, and average short-term borrowings increased $12.0 billion compared to the earlier quarter, while average long-term debt decreased $5.9 billion, or 16%.

Net interest margin was 3.12%, up 31 basis points compared to the earlier quarter. The yield on the total loan portfolio for the third quarter of 2022 was 4.49%, up 59 basis points compared to the earlier quarter, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion and lower PPP revenue. The yield on the average securities portfolio was 1.95%, up 45 basis points compared to the earlier quarter primarily due to the higher rate environment.

The average cost of total deposits was 0.31%, up 28 basis points compared to the earlier quarter. The average cost of short-term borrowings was 2.34%, up 166 basis points compared to the earlier quarter. The average cost of long-term debt was 2.43%, up 82 basis points compared to the earlier quarter. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Truist Financial Corporation 41

Nine Months of 2022 compared to Nine Months of 2021

TE net interest income for the nine months ended September 30, 2022 was up $580 million, or 5.9%, compared to the prior period primarily due to higher market interest rates coupled with well controlled deposit costs and solid deposit growth, growth in the securities and lending portfolios and lower premium amortization, partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $22.4 billion, or 4.9%, compared to the prior period. The increase in average earning assets reflects a $14.1 billion, or 10%, increase in average securities, a $7.2 billion, or 2.5%, increase in average total loans and leases, and a $576 million, or 11%, increase in average interest earning trading assets. Average deposits increased $25.6 billion, or 6.5%, and average short-term borrowings increased $5.3 billion, or 87%, compared to the prior period, while average long-term debt decreased $4.7 billion, or 13%.

Net interest margin was 2.93% for the nine months ended September 30, 2022, up three basis points compared to the prior period. The yield on the total loan portfolio for the nine months ended September 30, 2022 was 4.04%, up four basis points compared to the prior period, reflecting higher market interest rates, partially offset by lower purchase accounting accretion and lower PPP revenue. The yield on the average securities portfolio was 1.82% for the nine months ended September 30, 2022, up 34 basis points compared to the prior period primarily due to the higher rate environment.

The average cost of total deposits was 0.15% for the nine months ended September 30, 2022, up 11 basis points compared to the prior period. The average cost on short-term borrowings was 1.68% for the nine months ended September 30, 2022, up 84 basis points compared to the prior period. The average cost on long-term debt was 1.88% for the nine months ended September 30, 2022, up 29 basis points compared to the prior period. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

As of September 30, 2022, the remaining unamortized fair value marks on the loan and lease portfolio, deposits, and long-term debt were $826 million, $1 million, and $94 million, respectively. As of December 31, 2021, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $1.3 billion, $7 million, and $139 million, respectively.

The remaining unamortized fair value mark on loans and leases consists of $510 million for consumer loans and leases, and $316 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
42 Truist Financial Corporation

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2022	2021	2022	2021	2022	2021		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$10,925	$9,699	0.93%	0.72%	$26	$18	$8	$6	$2
GSE	305	1,830	2.56	2.31	1	10	(9)	1	(10)
Agency MBS	129,703	132,890	2.02	1.53	655	509	146	159	(13)
States and political subdivisions	395	425	3.92	3.52	4	4	—	—	—
Non-agency MBS	4,016	1,398	2.32	2.20	24	8	16	—	16
Other	52	30	3.94	1.90	—	—	—	—	—
Total securities	145,396	146,272	1.95	1.50	710	549	161	166	(5)
Interest earning trading assets	5,446	5,809	4.49	2.81	62	41	21	24	(3)
Other earning assets (3)	19,631	19,331	2.24	0.25	109	13	96	96	—
Loans and leases, net of unearned income: (4)
Commercial and industrial	152,123	134,942	4.08	3.01	1,564	1,023	541	398	143
CRE	22,245	24,849	4.32	2.86	245	181	64	84	(20)
Commercial Construction	5,284	5,969	4.83	2.96	62	42	20	26	(6)
Residential mortgage	53,271	45,369	3.59	3.96	478	450	28	(45)	73
Residential home equity and direct	25,394	25,242	5.64	5.67	361	360	1	(2)	3
Indirect auto	28,057	26,830	5.40	5.99	382	405	(23)	(41)	18
Indirect other	12,300	11,112	6.46	6.54	200	183	17	(2)	19
Student	5,958	7,214	5.64	4.02	85	74	11	25	(14)
Credit card	4,755	4,632	9.97	9.01	119	105	14	11	3
Total loans and leases HFI	309,387	286,159	4.49	3.92	3,496	2,823	673	454	219
LHFS	2,489	4,179	4.81	2.69	30	28	2	17	(15)
Total loans and leases	311,876	290,338	4.49	3.90	3,526	2,851	675	471	204
Total earning assets	482,349	461,750	3.63	2.98	4,407	3,454	953	757	196
Nonearning assets	63,257	64,935
Total assets	$545,606	$526,685
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$111,645	$107,802	0.56	0.05	158	14	144	143	1
Money market and savings	147,659	136,094	0.43	0.03	159	9	150	149	1
Time deposits	14,751	17,094	0.40	0.23	14	10	4	6	(2)
Total interest-bearing deposits (6)	274,055	260,990	0.48	0.05	331	33	298	298	—
Short-term borrowings	17,392	5,360	2.34	0.68	103	9	94	49	45
Long-term debt	31,381	37,329	2.43	1.61	190	151	39	67	(28)
Total interest-bearing liabilities	322,828	303,679	0.77	0.25	624	193	431	414	17
Noninterest-bearing deposits (6)	146,041	141,738
Other liabilities	13,227	11,915
Shareholders’ equity	63,510	69,353
Total liabilities and shareholders’ equity	$545,606	$526,685
Average interest-rate spread			2.86%	2.73%
NIM/net interest income - taxable equivalent			3.12%	2.81%	$3,783	$3,261	$522	$343	$179
Taxable-equivalent adjustment					$38	$28
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
(6) Total deposit costs were 0.31% and 0.03% for the three months ended September 30, 2022 and 2021, respectively.
Truist Financial Corporation 43

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, (Dollars in millions)	Average Balances (5)		Annualized Yield/Rate		Income/Expense		Incr. (Decr.)	Change due to
	2022	2021	2022	2021	2022	2021		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$10,457	$6,872	0.84%	0.74%	$66	$38	$28	$6	$22
GSE	557	1,837	2.19	2.32	8	32	(24)	(2)	(22)
Agency MBS	133,338	125,157	1.87	1.49	1,870	1,401	469	373	96
States and political subdivisions	380	435	3.82	3.53	11	12	(1)	1	(2)
Non-agency MBS	4,112	477	2.29	2.18	71	8	63	—	63
Other	51	32	3.46	1.90	1	—	1	1	—
Total securities	148,895	134,810	1.82	1.48	2,027	1,491	536	379	157
Interest earning trading assets	5,784	5,208	3.67	2.80	160	110	50	37	13
Other earning assets (3)	19,924	19,453	1.24	0.26	184	38	146	145	1
Loans and leases, net of unearned income: (4)
Commercial and industrial	145,566	138,146	3.42	3.08	3,725	3,188	537	361	176
CRE	22,765	25,563	3.52	2.86	606	553	53	117	(64)
Commercial Construction	5,196	6,293	3.80	2.98	140	135	5	33	(28)
Residential mortgage	50,180	44,931	3.58	4.25	1,346	1,431	(85)	(241)	156
Residential home equity and direct	25,136	25,378	5.43	5.74	1,020	1,089	(69)	(59)	(10)
Indirect auto	26,888	26,547	5.47	6.25	1,101	1,240	(139)	(155)	16
Indirect other	11,549	10,920	6.36	6.79	549	555	(6)	(37)	31
Student	6,310	7,375	4.54	3.96	214	219	(5)	30	(35)
Credit card	4,721	4,610	9.29	8.99	328	310	18	10	8
Total loans and leases HFI	298,311	289,763	4.04	4.02	9,029	8,720	309	59	250
LHFS	3,167	4,485	3.82	2.61	91	88	3	33	(30)
Total loans and leases	301,478	294,248	4.04	4.00	9,120	8,808	312	92	220
Total earning assets	476,081	453,719	3.22	3.08	11,491	10,447	1,044	653	391
Nonearning assets	64,673	64,444
Total assets	$540,754	$518,163
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$112,058	$106,234	0.26	0.06	215	44	171	168	3
Money market and savings	145,953	133,167	0.20	0.03	220	27	193	190	3
Time deposits	14,840	18,609	0.25	0.32	27	45	(18)	(10)	(8)
Total interest-bearing deposits (6)	272,851	258,010	0.23	0.06	462	116	346	348	(2)
Short-term borrowings	11,356	6,081	1.68	0.84	143	38	105	56	49
Long-term debt	32,646	37,339	1.88	1.59	459	446	13	74	(61)
Total interest-bearing liabilities	316,853	301,430	0.45	0.27	1,064	600	464	478	(14)
Noninterest-bearing deposits (6)	146,862	136,118
Other liabilities	12,448	11,262
Shareholders’ equity	64,591	69,353
Total liabilities and shareholders’ equity	$540,754	$518,163
Average interest-rate spread			2.77%	2.81%
NIM/net interest income - taxable equivalent			2.93%	2.90%	$10,427	$9,847	$580	$175	$405
Taxable-equivalent adjustment					$92	$84
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
(6)Total deposit costs were 0.15% and 0.04% for the nine months ended September 30, 2022 and 2021, respectively.
44 Truist Financial Corporation

Provision for Credit Losses

Third Quarter 2022 compared to Third Quarter 2021

The provision for credit losses was $234 million, compared to a benefit of $324 million for the earlier quarter. The earlier quarter included a reserve release due to the improving credit environment during that period. Net charge-offs for the third quarter of 2022 totaled $213 million compared to $135 million in the earlier quarter. The net charge-off ratio for the current quarter of 0.27% was up eight basis points compared to the earlier quarter primarily driven by normalizing trends across certain consumer portfolios.

Nine Months of 2022 compared to Nine Months of 2021

The provision for credit losses was $310 million for the nine months ended September 30, 2022, compared to a benefit of $710 million for the prior period. The current period provision expense primarily reflects growth in the loan portfolio and a moderately slower economic outlook, partially offset by a decline in the ALLL ratio, whereas the prior period included a reserve release due to the improving credit environment during that period. Net charge-offs for the nine months ended September 30, 2022 totaled $550 million compared to $515 million in the prior period. The net charge-off ratio for the current period of 0.25% was up one basis points compared to the prior period.

Refer to “Note 5. Loans and ACL” for additional discussion over the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 2: Noninterest Income
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Insurance income	$725	$645	12.4%	$2,277	$1,961	16.1%
Investment banking and trading income	222	316	(29.7)	738	1,064	(30.6)
Wealth management income	334	356	(6.2)	1,014	1,042	(2.7)
Service charges on deposits	263	276	(4.7)	769	787	(2.3)
Card and payment related fees	241	225	7.1	699	650	7.5
Residential mortgage income	72	179	(59.8)	235	396	(40.7)
Lending related fees	80	74	8.1	265	268	(1.1)
Operating lease income	66	57	15.8	190	191	(0.5)
Commercial mortgage income	50	54	(7.4)	108	134	(19.4)
Income from bank-owned life insurance	49	43	14.0	150	139	7.9
Securities gains (losses)	(1)	—	NM	(71)	—	NM
Other income	1	140	(99.3)	118	335	(64.8)
Total noninterest income	$2,102	$2,365	(11.1)	$6,492	$6,967	(6.8)

Third Quarter 2022 compared to Third Quarter 2021

Noninterest income for the third quarter of 2022 decreased $263 million, or 11%, compared to the earlier quarter. Other income decreased $139 million due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, and lower investment income and valuation marks from the Company’s SBIC and other strategic investments. Residential mortgage income decreased $107 million, or 60%, as lower production income (due to lower margins and refinance volumes resulting from the higher rate environment) was partially offset by higher servicing income (due to lower prepayments and servicing portfolio purchases). Investment banking and trading income decreased $94 million, or 30%, due to lower bond and equity originations and merger and acquisition fees, partially offset by higher trading income. These decreases were partially offset by an increase of $80 million, or 12%, in insurance income due to organic growth and acquisitions.

Truist Financial Corporation 45

Nine Months of 2022 compared to Nine Months of 2021

Noninterest income for the nine months ended September 30, 2022 decreased $475 million, or 6.8%, compared to the prior period. The current period includes net securities losses of $71 million and the gain on the redemption of noncontrolling equity interest (other income) of $74 million. The earlier period included a gain of $37 million from the divestiture of certain businesses (other income). Excluding the aforementioned items, noninterest income was down $441 million, or 6.4%, compared to the prior period. Investment banking and trading income decreased $326 million, or 31%, due to lower high-yield bond originations, equity originations, merger and acquisition fees and loan syndications. Excluding the aforementioned gains, other income decreased $254 million, or 85%, primarily due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, and lower investment income and valuation marks from the Company’s SBIC and other strategic investments. Residential mortgage banking income decreased $161 million, or 41%, as lower production income (due to lower margins and refinance volumes resulting from the higher rate environment) was partially offset by higher servicing income (due to lower prepayments and servicing portfolio purchases). Insurance income increased $316 million, or 16%, due to acquisitions and continued organic growth. Card and payment related fees increased $49 million, or 7.5%, due to the first quarter 2022 acquisition of certain merchant services relationships and increased activity.
Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Personnel expense	$2,116	$2,187	(3.2)%	$6,269	$6,536	(4.1)%
Professional fees and outside processing	352	372	(5.4)	1,064	1,063	0.1
Software expense	225	251	(10.4)	691	707	(2.3)
Net occupancy expense	176	187	(5.9)	565	578	(2.2)
Amortization of intangibles	140	145	(3.4)	420	431	(2.6)
Equipment expense	122	154	(20.8)	354	389	(9.0)
Marketing and customer development	105	94	11.7	282	226	24.8
Operating lease depreciation	45	47	(4.3)	140	144	(2.8)
Loan-related expense	46	52	(11.5)	137	161	(14.9)
Regulatory costs	52	43	20.9	131	99	32.3
Merger-related and restructuring charges	62	172	(64.0)	399	610	(34.6)
Loss (gain) on early extinguishment of debt	—	—	—	(39)	(3)	NM
Other expense	172	91	89.0	454	475	(4.4)
Total noninterest expense	$3,613	$3,795	(4.8)	$10,867	$11,416	(4.8)

Third Quarter 2022 compared to Third Quarter 2021

Noninterest expense for the third quarter of 2022 was down $182 million, or 4.8%, compared to the earlier quarter. Merger-related and restructuring charges decreased $110 million and incremental operating expenses related to the Merger decreased $101 million due to diminishing integration-related activities. The earlier quarter included a $30 million professional fee to develop an ongoing program to identify, prioritize, and roadmap teammate generated revenue growth and expense savings opportunities beyond the merger.

Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense increased $64 million, or 2.0%, compared to the earlier quarter. Other expense increased $81 million ($87 million, or 104%, on an adjusted basis) primarily due to increased operational losses and teammate travel expenses. Professional fees and outside processing expenses decreased $20 million, but was up $70 million, or 33%, on an adjusted basis due to increased project spend for enterprise technology investments and increased call center staffing. Equipment expense decreased $32 million ($38 million, or 25%, on an adjusted basis) primarily due to laptop purchases in the prior period. Software expense decreased $26 million ($24 million, or 9.6%, on an adjusted basis) primarily due to lower maintenance expense and decommissioned software. Personnel expense decreased $71 million ($32 million, or 1.5%, on an adjusted basis) due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives, partially offset by higher salaries due to annual merit increases, investments in revenue producing businesses and enterprise technology, as well as additional personnel costs for acquisitions.

46 Truist Financial Corporation

Nine Months of 2022 compared to Nine Months of 2021

Noninterest expense for the nine months ended September 30, 2022 was down $549 million, or 4.8%, compared to the earlier period. Merger-related and restructuring charges decreased $211 million due to diminishing integration-related activities and lower costs in connection with the voluntary separation and retirement program, partially offset by higher costs for client day one conversions. Incremental operating expenses related to the Merger decreased $147 million, primarily reflected in lower personnel and professional fees and outside processing expenses. The current period includes a $39 million gain on the redemption of FHLB advances. The prior period includes $200 million for charitable contributions to the Truist Foundation and the Truist Charitable Fund (other expense), $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges (other expense), a $30 million professional fee to develop an ongoing program to identify, prioritize, and roadmap teammate generated revenue growth and expense savings opportunities beyond the merger, and a small gain on the extinguishment of debt.

Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense increased $122 million, or 1.3%, compared to the earlier period. Other expense was up $213 million, or 94%, on an adjusted basis primarily due to increased operational losses and teammate travel expenses. Professional fees and outside processing expenses was stable, but was up $112 million, or 17%, on an adjusted basis due to increased project spend for enterprise technology investments and increased call center staffing. Marketing and customer development expense increased $56 million ($66 million or 31% on an adjusted basis) due to increased spend to continue to build and strengthen Truist’s brand. Personnel expense decreased $267 million ($179 million, or 2.8% on an adjusted basis) primarily driven by lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits, lower incentives expenses, and lower defined benefit costs, partially offset by higher salaries due to additional personnel costs for acquisitions, annual merit increases, and investments in revenue producing businesses and enterprise technology. Equipment expense decreased $35 million ($43 million, or 11% on an adjusted basis) primarily due to laptop purchases in the prior period. Net occupancy expense decreased $13 million ($39 million, or 6.8% on an adjusted basis) primarily due to consolidations of branches and other facilities.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2022 and 2021 merger-related and restructuring costs primarily reflect charges as a result of the Merger, including costs for severance and other benefits, costs related to exiting facilities, and other restructuring initiatives.

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(Dollars in millions)	Accrual at Jul 1, 2022	Expense	Utilized	Accrual at Sep 30, 2022	Accrual at Jan 1, 2022	Expense	Utilized	Accrual at Sep 30, 2022
Severance and personnel-related	$28	$8	$(20)	$16	$77	$74	$(135)	$16
Occupancy and equipment	—	4	(4)	—	—	119	(119)	—
Professional services	24	19	(30)	13	37	119	(143)	13
Systems conversion and related costs	1	15	(15)	1	—	46	(45)	1
Other	2	16	(11)	7	12	41	(46)	7
Total (1)	$55	$62	$(80)	$37	$126	$399	$(488)	$37
(1)Related to the Merger, the Company recognized $39 million and $344 million of expense, respectively, for the three and nine months ended September 30, 2022. At September 30, 2022, the Company had an accrual of $26 million related to the Merger. The remaining expense and accrual relate to other restructuring activities.

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
Truist Financial Corporation 47

Table 5: Net Income by Reportable Segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Consumer Banking and Wealth	$986	$933	5.7%	$2,635	$2,389	10.3%
Corporate and Commercial Banking	1,164	1,181	(1.4)	3,126	3,470	(9.9)
Insurance Holdings	95	111	(14.4)	425	404	5.2
Other, Treasury & Corporate	(608)	(521)	(16.7)	(1,601)	(1,428)	(12.1)
Truist Financial Corporation	$1,637	$1,704	(3.9)	$4,585	$4,835	(5.2)

Third Quarter 2022 compared to Third Quarter 2021

Consumer Banking and Wealth

CB&W net income was $986 million for the third quarter of 2022, an increase of $53 million compared to the earlier quarter. Segment net interest income increased $495 million primarily driven by favorable funding credit on deposits attributable to the higher rate environment and higher average loan balances, partially offset by decreased loan spreads and lower purchase accounting accretion. The allocated provision for credit losses increased $288 million reflecting a reserve release in the earlier quarter and higher loan growth and increased charge-offs in the current quarter. Noninterest income decreased $146 million compared to earlier quarter primarily due to a decrease in residential mortgage income as well as a decline in wealth income attributed to market declines. These decreases were partially offset by higher card and payment fees driven by higher consumer spend. Noninterest expense decreased $33 million compared to the earlier quarter primarily due to lower merger-related and restructuring charges, net occupancy, and incentive expense, partially offset by increased operational losses.

CB&W average loans and leases held for investment increased $7.7 billion, or 5.8%, for the third quarter of 2022 compared to the earlier quarter, primarily driven by an increase in residential mortgage balances due to correspondent channel production and lower prepayments. In addition, indirect other increased primarily due to growth from Service Finance, recreational lending, and Sheffield portfolios, partially offset by runoff in other partnership lending programs. Residential home equity and direct increased primarily due to growth from the LightStream portfolio. These increases were partially offset by lower mortgage warehouse lending as well as runoff in student loans.

Average total deposits increased $6.2 billion, or 2.5%, for the third quarter of 2022 compared to the earlier quarter, primarily driven by increases in noninterest bearing deposits, money market and savings, and interest bearing checking, partially offset by a decline in time deposits.

Corporate and Commercial Banking

C&CB net income was $1.2 billion for the third quarter of 2022, a decrease of $17 million compared to the earlier quarter. Segment net interest income increased $339 million primarily due to higher funding credit on deposits and higher average loan balances, partially offset by lower purchase accounting accretion and lower PPP revenue. The allocated provision for credit losses increased $214 million primarily reflecting an allowance release in the earlier quarter and higher loan growth in the current quarter. Noninterest income decreased $148 million compared to the earlier quarter primarily due to lower investment banking revenue as well as lower income from the Company’s SBIC and other strategic investments, partially offset by higher trading income. Noninterest expense was stable compared to the earlier quarter.

C&CB average loans held for investment increased $17.3 billion, or 12%, for the third quarter of 2022 compared to the earlier quarter, primarily due to increases in commercial and industrial loans, partially offset by decreases in average PPP loans (commercial and industrial) and average commercial real estate and construction loans.

Average total deposits decreased $5.8 billion, or 3.8%, for the third quarter of 2022 compared to the earlier quarter, primarily due to declines in average interest bearing checking and money market and savings.

Insurance Holdings

IH net income was $95 million for the third quarter of 2022, a decrease of $16 million compared to the earlier quarter. Noninterest income increased $82 million primarily due to continued organic growth and acquisitions. Noninterest expense increased $103 million primarily due to higher performance-based incentives, in addition to the impact of acquisitions.

48 Truist Financial Corporation

Other, Treasury & Corporate

OT&C generated a net loss of $608 million in the third quarter of 2022, compared to a net loss of $521 million in the earlier quarter. Net interest income decreased $327 million primarily due to higher funding credit on deposits to other segments, partially offset by higher earnings in the securities portfolio from the higher rate environment. Noninterest income decreased $51 million primarily due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense. Noninterest expense decreased $243 million compared to the earlier quarter primarily due to lower merger-related and restructuring charges and incremental operating expenses related to the merger as well as lower personnel expense due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives, partially offset by an increase in professional fees and outside processing due to increased project spend for enterprise technology investments.

Nine Months of 2022 compared to Nine Months of 2021

Consumer Banking and Wealth

CB&W net income was $2.6 billion for nine months ended September 30, 2022, an increase of $246 million, or 10%, compared to the same period of the prior year. Segment net interest income increased $900 million primarily due to favorable funding credit on deposits attributable to the higher rate environment and higher average loan and deposit balances, partially offset by decreased loan spreads and lower purchase accounting accretion. The allocated provision for credit losses increased $465 million primarily due to a reserve release in the prior year and loan growth and increased charge offs in the current year. Noninterest income decreased $151 million primarily due to a decrease in residential mortgage income. Noninterest expense decreased $51 million primarily due to lower net occupancy and incentive expenses as well as lower merger-related and restructuring charges, partially offset by increased operational losses.

CB&W average loans and leases held for investment increased $3.2 billion, or 2.4%, for the nine months ended September 30, 2022 compared to the same period of the prior year driven primarily by an increase in residential mortgage loans due to correspondent channel production and lower prepayments. In addition, indirect other consumer increased primarily due to growth from Service Finance, recreational lending, and Sheffield portfolios, partially offset by runoff in other partnership lending programs. These increases were partially offset by lower mortgage warehouse lending as well as runoff in student loans.

CB&W average total deposits increased $14.1 billion, or 5.9%, for the nine months ended September 30, 2022 compared to the same period of the prior year primarily due to increases in average noninterest bearing deposits, money market and savings, and interest bearing checking, partially offset by a decline in time deposits.

CB&W had 2,119 banking offices at September 30, 2022, a decrease of 399 offices compared to September 30, 2021. The decrease in offices was driven primarily by the consolidation of branches as a result of the Merger.

Truist Wealth had assets under management of $173.9 billion as of September 30, 2022, a decrease of $28.8 billion, or 14%, compared to the same period of the prior year primarily due to market declines, partially offset by net organic asset flows.

Corporate and Commercial Banking

C&CB net income was $3.1 billion for nine months ended September 30, 2022, a decrease of $344 million, or 9.9%, compared to the same period of the prior year. Segment net interest income increased $371 million primarily due to higher funding credit on deposits and increases to noninterest bearing deposit balances, partially offset by lower fee income associated with PPP loan forgiveness and lower purchase accounting accretion. The allocated provision for credit losses increased $470 million which reflects lower allowance releases in the current period compared to the prior period, partially offset by lower net charge-offs in the current period. Noninterest income decreased $392 million primarily due lower high-yield bond originations, equity originations, merger and acquisition fees and loan syndications. Noninterest expense decreased $56 million primarily due to lower incentive expense tied to lower revenues as well as lower merger-related and restructuring charges and incremental operating expenses related to the Merger given diminishing integration-related activities in the current period, partially offset by investments in revenue producers.

C&CB average loans and leases held for investment increased $6.8 billion, or 4.4%, for the nine months ended September 30, 2022 compared to the same period of the prior year. Excluding a $6.7 billion decrease in average PPP loans, average loans held for investment were up $13.5 billion, or 9.2%, primarily driven by an increase in the commercial and industrial portfolio loans due to higher revolver utilization, partially offset by a decrease in average commercial real estate and commercial construction loans.

C&CB average total deposits increased $552 million, or 0.4%, for the nine months ended September 30, 2022 compared to the same period of the prior year primarily due to an increase in average noninterest bearing deposits, partially offset by a decrease in interest bearing deposits.
Truist Financial Corporation 49

Insurance Holdings

IH net income was $425 million for nine months ended September 30, 2022, an increase of $21 million, or 5.2%, compared to the same period of the prior year. Noninterest income increased $320 million, or 16%, primarily due to acquisitions and organic growth. Noninterest expense increased $291 million, or 19%, primarily due to commissions on higher production and higher salaries in the current year along with higher amortization of intangibles and operating expenses related to acquisitions.

Other, Treasury, and Corporate

OT&C generated a net loss of $1.6 billion in the nine months ended September 30, 2022, compared to a net loss of $1.4 billion in the same period of the prior year. Segment net interest income decreased $707 million due to higher funding credit on deposits to other segments, partially offset by higher earnings in the securities portfolio from the higher rate environment and growth in the securities portfolio. Noninterest income decreased $252 million primarily due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, and losses on the sale of securities in the current year. Noninterest expense decreased $733 million primarily due to lower personnel expense due to lower other employee benefits as a result of the decrease in noninterest income for post-retirement benefits and lower incentives, charitable contributions to the Truist Foundation and the Truist Charitable Fund in the prior year, and lower merger-related and restructuring charges and incremental operating expenses related to the Merger.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $131.7 billion at September 30, 2022, compared to $154.6 billion at December 31, 2021. The decrease includes paydowns and maturities of $14.6 billion, as well as market declines of $14.2 billion, partially offset by purchases. In the first quarter of 2022, Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies. As of September 30, 2022, 41% of the investment securities portfolio was held-to-maturity based on amortized cost.

As of September 30, 2022, approximately 5.7% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 4.6% as of December 31, 2021. The effective duration of the securities portfolio was 6.8 years at September 30, 2022, compared to 5.8 years at December 31, 2021, excluding the impact of unsettled security purchases at period end. The increase in duration was driven by higher rates, resulting in slower prepayments and longer average lives for the MBS portfolio.

U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of September 30, 2022 and December 31, 2021. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

50 Truist Financial Corporation

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Commercial:
Commercial and industrial	$152,123	$145,558	$138,872	$134,804	$134,942
CRE	22,245	22,508	23,555	24,396	24,849
Commercial construction	5,284	5,256	5,046	5,341	5,969
Consumer:
Residential mortgage	53,271	49,237	47,976	47,185	45,369
Residential home equity and direct	25,394	25,124	24,883	25,146	25,242
Indirect auto	28,057	26,496	26,088	26,841	26,830
Indirect other	12,300	11,471	10,860	10,978	11,112
Student	5,958	6,331	6,648	6,884	7,214
Credit card	4,755	4,728	4,682	4,769	4,632
Total average loans and leases HFI	$309,387	$296,709	$288,610	$286,344	$286,159

Average loans and leases held for investment for the third quarter of 2022 were $309.4 billion, up $12.7 billion, or 4.3%, compared to the second quarter of 2022.

Average commercial loans increased $6.3 billion, or 3.7%, due to broad-based growth of $6.6 billion, or 4.5%, within the commercial and industrial portfolio.

Average consumer loans increased $6.3 billion, or 5.3%, due to a $4.0 billion increase in residential mortgages due to correspondent channel production and lower prepayments. In addition, indirect auto increased $1.6 billion primarily in the prime segment of the portfolio and indirect other increased $829 million primarily due to growth from the Service Finance, recreational lending and Sheffield portfolios, partially offset by runoff in other partnership lending programs. Residential home equity and direct increased $270 million, primarily due to growth from the LightStream portfolio. These increases were partially offset by $373 million of runoff in student loans.

At September 30, 2022 and December 31, 2021, 52% of loans and leases HFI were variable rate.
Truist Financial Corporation 51

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
NPAs:
NPLs:
Commercial and industrial	$443	$393	$330	$394	$423
CRE	5	19	27	29	20
Commercial construction	—	—	—	7	7
Residential mortgage	227	269	315	296	306
Residential home equity and direct	166	159	141	141	146
Indirect auto	260	244	227	218	172
Indirect other	5	6	4	5	6
Total NPLs HFI	1,106	1,090	1,044	1,090	1,080
Loans held for sale	72	33	39	22	76
Total nonaccrual loans and leases	1,178	1,123	1,083	1,112	1,156
Foreclosed real estate	4	3	3	8	9
Other foreclosed property	58	47	49	43	39
Total nonperforming assets	$1,240	$1,173	$1,135	$1,163	$1,204
TDRs:
Performing TDRs:
Commercial and industrial	$165	$105	$104	$147	$200
CRE	5	5	5	5	8
Commercial construction	1	1	1	—	—
Residential mortgage - government guaranteed	839	761	622	480	507
Residential mortgage - nonguaranteed	305	281	244	212	205
Residential home equity and direct	78	84	91	98	105
Indirect auto	425	401	392	389	390
Indirect other	7	6	6	7	7
Student - nonguaranteed	29	27	25	25	23
Credit card	19	22	25	27	30
Total performing TDRs	1,873	1,693	1,515	1,390	1,475
Nonperforming TDRs	187	204	189	152	159
Total TDRs	$2,060	$1,897	$1,704	$1,542	$1,634
Loans 90 days or more past due and still accruing:
Commercial and industrial	$44	$27	$22	$13	$18
CRE	1	3	—	—	—
Commercial construction	—	3	—	—	—
Residential mortgage - government guaranteed	808	884	996	978	823
Residential mortgage - nonguaranteed	26	27	31	31	29
Residential home equity and direct	12	10	12	9	7
Indirect auto	1	1	1	1	2
Indirect other	6	3	2	3	2
Student - government guaranteed	770	796	818	864	965
Student - nonguaranteed	5	5	4	4	3
Credit card	36	28	28	27	23
Total loans 90 days or more past due and still accruing	$1,709	$1,787	$1,914	$1,930	$1,872
Loans 30-89 days past due and still accruing:
Commercial and industrial	$162	$223	$280	$130	$135
CRE	15	10	13	20	4
Commercial construction	3	4	1	2	2
Residential mortgage - government guaranteed	234	233	216	256	264
Residential mortgage - nonguaranteed	300	302	326	258	231
Residential home equity and direct	122	156	142	107	81
Indirect auto	591	584	529	607	560
Indirect other	97	78	65	64	53
Student - government guaranteed	375	447	476	549	451
Student - nonguaranteed	6	6	6	6	5
Credit card	52	48	47	45	37
Total loans 30-89 days past due and still accruing	$1,957	$2,091	$2,101	$2,044	$1,823

52 Truist Financial Corporation

Nonperforming assets totaled $1.2 billion at September 30, 2022, up $67 million compared to June 30, 2022 due to an increase in the commercial and industrial portfolio and nonperforming loans held for sale. Nonperforming loans and leases held for investment were 0.35% of loans and leases held for investment at September 30, 2022, down one basis point compared to June 30, 2022.

Performing TDRs were up $180 million compared to the prior quarter primarily due to increases in the government guaranteed residential mortgage and the commercial and industrial portfolios.

Loans 90 days or more past due and still accruing totaled $1.7 billion at September 30, 2022, down $78 million, or five basis points, as a percentage of loans and leases compared with the prior quarter primarily due to a decline in government guaranteed residential mortgages. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at September 30, 2022, flat from June 30, 2022.

Loans 30-89 days past due and still accruing of $2.0 billion at September 30, 2022 were down $134 million, or seven basis points as a percentage of loans and leases, compared to the prior quarter primarily due to declines in the commercial and industrial and student loan portfolios.

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

Table 8: Asset Quality Ratios
	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.62%	0.69%	0.72%	0.71%	0.64%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.54	0.59	0.66	0.67	0.66
NPLs as a percentage of loans and leases HFI	0.35	0.36	0.36	0.38	0.38
NPLs as a percentage of total loans and leases (1)	0.37	0.37	0.37	0.38	0.40
NPAs as a percentage of:
Total assets (1)	0.23	0.22	0.21	0.21	0.23
Loans and leases HFI plus foreclosed property	0.37	0.38	0.38	0.39	0.40
ALLL as a percentage of loans and leases HFI	1.34	1.38	1.44	1.53	1.65
Ratio of ALLL to NPLs	3.80x	3.84x	3.99x	4.07x	4.35x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding PPP and other government guaranteed (2)	0.04%	0.04%	0.04%	0.03%	0.03%
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

Table 9: Asset Quality Ratios (Continued)
For the Three Months Ended	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.02%	0.01%	0.04%	0.09%	0.04%
CRE	(0.01)	(0.10)	0.01	0.07	—
Commercial construction	(0.10)	(0.08)	(0.02)	(0.10)	(0.06)
Consumer:
Residential mortgage	0.01	(0.02)	(0.03)	(0.02)	0.04
Residential home equity and direct	1.01	1.04	0.61	0.49	0.49
Indirect auto	1.15	0.77	1.23	1.01	0.75
Indirect other	0.66	0.43	0.48	0.39	0.26
Student	0.40	0.30	0.33	0.65	0.31
Credit card	2.80	2.63	2.77	2.31	1.90
Total	0.27	0.22	0.25	0.25	0.19

Ratio of ALLL to net charge-offs	4.98x	6.54x	5.78x	6.14x	8.79x
Ratios are annualized, as applicable.
Truist Financial Corporation 53

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2022	2021
Balance, January 1	$1,163	$1,387
New NPAs	1,452	1,580
Advances and principal increases	307	280
Disposals of foreclosed assets (1)	(331)	(297)
Disposals of NPLs (2)	(80)	(203)
Charge-offs and losses	(332)	(279)
Payments	(590)	(775)
Transfers to performing status	(364)	(445)
Other, net	15	(44)
Ending balance, September 30	$1,240	$1,204
(1)Includes charge-offs and losses recorded upon sale of $87 million and $95 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Includes a net gain upon sale of $1 million and charge-offs and losses recorded upon sale of $1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table provides a summary of performing TDR activity:

Table 11: Rollforward of Performing TDRs
(Dollars in millions)	2022	2021
Balance, January 1	$1,390	$1,361
Inflows	842	548
Payments and payoffs (1)	(196)	(283)
Charge-offs	(25)	(33)
Transfers to nonperforming TDRs (2)	(45)	(31)
Removal due to the passage of time	(72)	(10)
Non-concessionary re-modifications	(1)	(15)
Transferred to LHFS, sold and other	(20)	(62)
Balance, September 30	$1,873	$1,475
(1)Includes scheduled principal payments, prepayments, and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

The following table provides further details regarding the payment status of TDRs outstanding:

Table 12: Payment Status of TDRs (1)
September 30, 2022 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$163	98.8%	$1	0.6%	$1	0.6%	$165
CRE	5	100.0	—	—	—	—	5
Commercial construction	1	100.0	—	—	—	—	1
Consumer:
Residential mortgage - government guaranteed	439	52.4	90	10.7	310	36.9	839
Residential mortgage - nonguaranteed	268	87.8	28	9.2	9	3.0	305
Residential home equity and direct	76	97.4	2	2.6	—	—	78
Indirect auto	355	83.5	70	16.5	—	—	425
Indirect other	6	85.7	1	14.3	—	—	7
Student - nonguaranteed	26	89.7	2	6.9	1	3.4	29
Credit card	16	84.2	2	10.5	1	5.3	19
Total performing TDRs	1,355	72.3	196	10.5	322	17.2	1,873
Nonperforming TDRs	78	41.7	29	15.5	80	42.8	187
Total TDRs	$1,433	69.6	$225	10.9	$402	19.5	$2,060
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.
54 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	For the Three Months Ended					Nine Months Ended September 30,
(Dollars in millions)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	2022	2021
Balance, beginning of period	$4,434	$4,423	$4,695	$4,978	$5,436	$4,695	$6,199
Provision for credit losses	234	171	(95)	(103)	(324)	310	(710)
Charge-offs:
Commercial and industrial	(51)	(17)	(31)	(54)	(57)	(99)	(189)
CRE	—	(1)	(1)	(5)	(1)	(2)	(5)
Commercial construction	—	—	(1)	—	—	(1)	(2)
Residential mortgage	(4)	(2)	(2)	(1)	(7)	(8)	(22)
Residential home equity and direct	(86)	(85)	(58)	(51)	(51)	(229)	(163)
Indirect auto	(103)	(77)	(102)	(89)	(73)	(282)	(247)
Indirect other	(26)	(18)	(19)	(16)	(13)	(63)	(41)
Student	(7)	(4)	(6)	(12)	(6)	(17)	(12)
Credit card	(42)	(40)	(41)	(37)	(31)	(123)	(113)
Total charge-offs	(319)	(244)	(261)	(265)	(239)	(824)	(794)
Recoveries:
Commercial and industrial	43	13	17	23	42	73	84
CRE	—	6	1	—	1	7	6
Commercial construction	2	1	1	1	1	4	3
Residential mortgage	3	4	6	2	3	13	10
Residential home equity and direct	23	20	20	21	20	63	58
Indirect auto	21	26	23	21	22	70	71
Indirect other	6	6	6	6	5	18	18
Student	—	—	—	—	1	—	1
Credit card	8	9	9	9	9	26	28
Total recoveries	106	85	83	83	104	274	279
Net charge-offs	(213)	(159)	(178)	(182)	(135)	(550)	(515)
Other	—	(1)	1	2	1	—	4
Balance, end of period	$4,455	$4,434	$4,423	$4,695	$4,978	$4,455	$4,978
ACL:
ALLL	$4,205	$4,187	$4,170	$4,435	$4,702	$4,205	$4,702
RUFC	250	247	253	260	276	250	276
Total ACL	$4,455	$4,434	$4,423	$4,695	$4,978	$4,455	$4,978

Net charge-offs during the third quarter totaled $213 million, or 0.27% as a percentage of average loans, and were up five basis points compared to the prior quarter, primarily driven by normalizing trends and seasonality across certain consumer loan portfolios.

The allowance for credit losses was $4.5 billion and includes $4.2 billion for the allowance for loan and lease losses and $250 million for the reserve for unfunded commitments. The ALLL ratio was 1.34% compared to 1.38% at June 30, 2022. The decline in the ALLL ratio was due to strong portfolio performance and growth in higher quality loans, partially offset by a moderately slower economic outlook. The ALLL covered nonperforming loans and leases held for investment 3.80X compared to 3.84X at June 30, 2022. At September 30, 2022, the ALLL was 4.98X annualized net charge-offs, compared to 6.54X at June 30, 2022.

Truist Financial Corporation 55

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	September 30, 2022			December 31, 2021
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,301	31.0%	48.8%	$1,426	32.2%	47.9%
CRE	234	5.6	7.2	350	7.9	8.3
Commercial construction	47	1.1	1.8	52	1.2	1.7
Residential mortgage	376	8.9	17.7	308	6.9	16.5
Residential home equity and direct	569	13.5	8.2	615	13.9	8.7
Indirect auto	966	23.0	9.0	1,022	23.0	9.1
Indirect other	269	6.4	4.0	195	4.4	3.8
Student	93	2.2	1.8	117	2.6	2.3
Credit card	350	8.3	1.5	350	7.9	1.7
Total ALLL	4,205	100.0%	100.0%	4,435	100.0%	100.0%
RUFC	250			260
Total ACL	$4,455			$4,695

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of September 30, 2022, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 15: Other Assets as of Period End
(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Bank-owned life insurance	$7,595	$7,281
Tax credit and other private equity investments	6,572	6,309
Prepaid pension assets	6,464	5,938
DTAs	2,607	—
Derivative assets	1,140	2,370
Accounts receivable	2,492	2,244
Leased assets and related assets	2,244	2,092
Accrued income	1,996	1,791
ROU assets	1,116	1,168
Prepaid expenses	1,120	1,152
Equity securities at fair value	887	1,066
Other	1,464	738
Total other assets	$35,697	$32,149

Funding Activities

Deposits

The following table presents average deposits:

Table 16: Average Deposits
Three Months Ended (Dollars in millions)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Noninterest-bearing deposits	$146,041	$148,610	$145,933	$146,492	$141,738
Interest checking	111,645	112,375	112,159	110,506	107,802
Money market and savings	147,659	148,632	141,500	137,676	136,094
Time deposits	14,751	14,133	15,646	16,292	17,094
Total average deposits	$420,096	$423,750	$415,238	$410,966	$402,728
56 Truist Financial Corporation

Average deposits for the third quarter of 2022 were $420.1 billion, a decrease of $3.7 billion, or 0.9%, compared to the prior quarter. The decrease in deposits was primarily driven by the impacts of monetary tightening, as well as higher consumer spending and seasonal patterns. Average noninterest bearing deposits decreased 1.7% compared to the prior quarter and represented 34.8% of total deposits for the third quarter of 2022. Average money market and savings and interest checking deposits declined 0.7% and 0.6%, respectively, compared to the prior quarter. Average time deposits increased 4.4% primarily due to an increase in negotiable certificates of deposit.

Borrowings

At September 30, 2022, short-term borrowings totaled $25.7 billion, an increase of $20.4 billion compared to December 31, 2021. The increase in short-term borrowings was primarily to fund $22.3 billion of strong loan growth since year-end. Average short-term borrowings were $11.4 billion, or 2.4% of total funding, for the nine months ended September 30, 2022, as compared to $6.1 billion, or 1.4%, for the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $31.2 billion at September 30, 2022, a decrease of $4.7 billion compared to December 31, 2021. During the nine months ended September 30, 2022, the Company had maturities and redemptions of $5.9 billion of senior and $300 million of subordinated long-term debt and redeemed $800 million of FHLB advances, which resulted in a gain on early extinguishment of long-term debt of $39 million. The Company issued $2.4 billion fixed-to-floating rate senior notes with an interest rate between 4.12% and 4.26% due July 28, 2026 to June 6, 2028 and $1.0 billion fixed-to-floating rate subordinated notes with an interest rate of 4.92% due July 28, 2033. The average cost of long-term debt was 1.88% for the nine months ended September 30, 2022, up 29 basis points compared to the same period in 2021.

In October 2022, Truist issued $750 million fixed-to-floating rate senior notes with an interest rate of 5.90% due October 28, 2026 and $750 million fixed-to-floating rate senior notes with an interest rate of 6.123% due October 28, 2033.

Shareholders’ Equity

Total shareholders’ equity was $60.8 billion at September 30, 2022, a decrease of $8.5 billion from December 31, 2021. This decline includes a decrease of $10.7 billion in AOCI and $2.2 billion in dividends, partially offset by $4.6 billion in net income. Truist’s book value per common share at September 30, 2022 was $40.79, compared to $47.14 at December 31, 2021.

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

Truist Financial Corporation 57

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

Deposit betas (the sensitivity of deposit rate changes relative to market rate changes) are an important assumption in the interest rate risk modeling process. Truist applies deposit beta assumptions to non-maturity interest-bearing deposit accounts when determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Truist utilizes a tiered deposit beta assumption framework that accounts for historically observed behaviors of clients and the Company. As interest rates rise, the deposit beta assumptions also rise to reflect increasing competition among banks as well as increased client demand for interest-bearing deposits. Based on the Federal funds target range at September 30, 2022 of 3.00% to 3.25%, Truist applies an average deposit beta of approximately 50% for any additional increases in the Federal funds rate. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

58 Truist Financial Corporation

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 17: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Up 100	7.25%	4.25%	0.37%	4.08%
Up 50	6.75	3.75	0.39	3.15
No Change	6.25	3.25	—	—
Down 50 (1)	5.75	2.75	(1.77)	(1.71)
Down 100 (1)	5.25	2.25	(2.43)	(1.94)
(1)The Down 50 and 100 rate scenarios incorporate a floor of one basis point.

Rate sensitivity decreased compared to prior periods, primarily driven by higher starting rates, higher deposit betas as rates increase and move into the highest beta tiers, and the addition of forward starting swaps.

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

Table 18: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at September 30, 2022 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	0.37%	(0.29)%	(0.96)%
Up 50	0.39	(0.10)	(0.58)
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2022 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist has utilized derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of September 30, 2022, Truist had derivative financial instruments outstanding with notional amounts totaling $336.1 billion, with an associated net negative fair value of $2.3 billion. See “Note 16. Derivative Financial Instruments” for additional disclosures.

LIBOR Transition

For most tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023. Tenors used infrequently by Truist, including one week and two month U.S. dollar LIBOR and all non-U.S. dollar LIBOR, ceased publication at December 31, 2021, based on the October 20, 2021 interagency Joint Statement on Managing the LIBOR transition. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to a new index or multiple indices and provides updates to Executive Leadership and the Board. As of September 30, 2022, Truist had outstanding LIBOR-based instruments that mature after June 30, 2023, including loan and lease exposures totaling approximately $148 billion, notional derivative exposure totaling approximately $135 billion, long-term debt of $1.1 billion, and preferred stock of $1.5 billion. These amounts are inclusive of remediated contracts, which contain adequate fallback language for the transition.

Contract fallback language for existing loans and leases has largely been reviewed and certain contracts will require amendments to support the transition away from LIBOR. Impacted lines of business have started remediating these contracts to include standardized fallback language, or amending contracts to new reference rates at maturities or based on client request. Current fallback language used to remediate contracts that mature after June 30, 2023 is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language, which will transition loans to a SOFR based rate after June 30, 2023.
Truist Financial Corporation 59

The progress and approach to remediation will vary based on the type of contract and existing language used in the agreement. For commercial lending and general consumer lending, a significant number of remaining LIBOR contracts will require client outreach and remediation. Through mid-2022, the Company’s primary focus was contract remediation for maturities earlier than June 30, 2023 and expanding usage of alternative reference rates. Efforts have shifted to amend and remediate contracts, excluding mortgage and student loans, that mature post June 30, 2023 ($139 billion), which will continue to be the focus during the remainder of 2022. Truist has determined that adjustable rate mortgage products ($3.6 billion) have consistent and adequate fallback language to transition away from LIBOR in line with industry expectations; therefore, these contracts will not require remediation. Remediation of student loans ($5.2 billion) will follow pending guidance from the Department of Education on the replacement rate for payment allowances on certain student loans and recent guidance from the CFPB to allow transition to “comparable rates,” in the private student loan portfolio, where LIBOR is used directly. Certain derivatives without a clearly defined or practicable replacement benchmark rate will use the recent Federal legislation to replace LIBOR with a SOFR-based rate that will be established by FRB rulemaking and following the ISDA Protocol for transition. This legislation will also provide additional administrative benefit for a small portion of the commercial and consumer lending portfolios where contracts do not contain fallback language and have not yet been remediated, providing a remediation path to a SOFR based rate.

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

As of December 31, 2021, Truist ceased entering into new contracts with a LIBOR reference rate for all product offerings, except on a limited basis, as permissible. The Company is actively using SOFR as a reference rate and has originated approximately $80 billion of loans, issued $8.4 billion of long-term debt, and has $91 billion in notional derivative exposure using this alternative reference rate as of September 30, 2022. Alternatives, such as SOFR, may react differently from LIBOR in times of economic stress. Truist expects SOFR to be the primary pricing benchmark used across the industry and will continue to offer additional SOFR based products. Market risks associated with the transition to alternative reference rates are dependent on market conditions as loans are transitioned to alternative reference rates during 2022 and early 2023. Additional alternative reference rates, such as Bloomberg Short Term Bank Yield will be supported based on market demand. Other emerging credit sensitive rates will be evaluated as additional alternatives for LIBOR based on market developments. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors” in the Form 10-K for the year ended December 31, 2021.

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

60 Truist Financial Corporation

Securitizations

As of September 30, 2022, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $23 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of September 30, 2022.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months and nine months ended September 30, 2022 and 2021. Average one and ten-day VaR measures for the three months ended September 30, 2022 increased from the same period of last year, primarily driven by higher market volatility in 2022. Maximum one and ten-day VaR measures for the nine months ended September 30, 2022 were lower than last year as heightened market volatility experienced during March 2020 was used for measuring VaR until March 2021.

Table 19: VaR-based Measures
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$27	$7	$6	$3	$38	$14	$68	$16
Average	18	5	5	2	17	5	16	5
Minimum	13	4	3	2	6	3	3	1
Period-end	20	6	6	3	20	6	6	3
VaR by Risk Class:
Interest Rate Risk		8		2		8		2
Credit Spread Risk		7		4		7		4
Equity Price Risk		2		2		2		2
Foreign Exchange Risk		—		—		—		—
Portfolio Diversification		(11)		(5)		(11)		(5)
Period-end		6		3		6		3

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Maximum	$91	$82	$109	$91
Average	65	52	69	55
Minimum	48	31	40	26
Period-end	65	57	65	57

Compared to the prior year, stressed VaR measures increased primarily due to higher market making inventory levels in 2022.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, VaR measures briefly increased in the first quarter of 2022 due to the increase in market volatility that normalized towards the end of the quarter. There were no Company-wide VaR backtesting exceptions during the twelve months ended September 30, 2022. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

Contingency Funding Plan

Truist has a contingency funding plan designed to ensure that liquidity sources are sufficient to meet ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization’s liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction.

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $88.6 billion and Truist’s average LCR was 111% for the three months ended September 30, 2022.
Truist Financial Corporation 63

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At September 30, 2022, the Company was compliant with this requirement.

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

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources including FHLB advances, repurchase agreements, and the FRB discount window. Available investment securities could be pledged to create additional secured borrowing capacity. The following table presents a summary of Truist Bank’s available secured borrowing capacity and eligible cash at the FRB:

Table 21: Selected Liquidity Sources
(Dollars in millions)	Sep 30, 2022	Dec 31, 2021
Unused borrowing capacity:
FRB	$49,525	$52,170
FHLB	28,548	49,244
Available investment securities (after haircuts)	96,894	116,600
Available secured borrowing capacity	174,967	218,014
Eligible cash at the FRB	16,699	14,714
Total	$191,666	$232,728

At September 30, 2022, Truist Bank’s available secured borrowing capacity represented approximately 3.7 times the amount of wholesale funding maturities in one-year or less. FHLB unused borrowing capacity was $28.5 billion at September 30, 2022, down from $49.2 billion at December 31, 2021 primarily due to increases in short-term borrowings.

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2022 and December 31, 2021, the Parent Company had 32 months and 35 months, respectively, of cash on hand to satisfy projected cash outflows, and 22 months and 19 months, respectively, when including the payment of common stock dividends.

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

64 Truist Financial Corporation

Recent changes in the Company’s credit ratings and outlooks include:

On August 15, 2022, DBRS Morningstar upgraded the ratings of Truist, including the Long-Term Issuer Rating to “AA (low)” from “A (high).” DBRS Morningstar also upgraded the ratings of Truist Bank, including the Long-Term Issuer Rating to “AA” from “AA (low).” The trend for all ratings was revised to “Stable” from “Positive.” The rating actions reflected the scale, quality, and diversity of Truist’s franchise; the completion of the Merger integration; Truist’s diversified products and geography; and the Company’s sound balance sheet fundamentals and conservative risk profile.

After the end of the third quarter, on October 21, 2022, Fitch Ratings affirmed the ratings of Truist and Truist Bank, including the long-term and short-term issuer default ratings at “A+” and “F1,” respectively, for both entities. Fitch Ratings also maintained a “stable” ratings outlook for all ratings. In affirming the ratings, Fitch cited Truist’s diverse business model, conservative credit culture, and the completion of the Merger integration.

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
(1)Reflects a SCB of 2.5% applicable to Truist as of September 30, 2022. Truist’s SCB, received in the 2021 CCAR process, is effective from October 1, 2021 to September 30, 2022. Under the 2022 CCAR process, Truist was notified its SCB requirement would remain 2.5% from October 1, 2022 through September 30, 2023.

Truist Financial Corporation 65

Truist’s capital ratios are presented in the following table:

Table 23: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2022	Dec 31, 2021
Risk-based:	(preliminary)
CET1 capital to risk-weighted assets	9.1%	9.6%
Tier 1 capital to risk-weighted assets	10.7	11.3
Total capital to risk-weighted assets	12.6	13.2
Leverage ratio	8.5	8.7
Supplementary leverage ratio	7.3	7.4
Non-GAAP capital measure (1):
Tangible common equity per common share	$18.36	$25.47
Calculation of tangible common equity (1):
Total shareholders’ equity	$60,811	$69,271
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	23	—
Goodwill and intangible assets, net of deferred taxes	29,752	28,772
Tangible common equity	$24,363	$33,826
Risk-weighted assets	$421,873	$390,886
Common shares outstanding at end of period	1,326,766	1,327,818
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

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist declared common dividends of $0.52 per share during the third quarter of 2022, an increase of 8% compared to the prior quarter. The dividend payout ratio for the third quarter of 2022 was 45%. Truist did not repurchase any shares in the third quarter of 2022.

Truist CET1 ratio was 9.1% as of September 30, 2022. The decline compared to the June 30, 2022 CET1 ratio primarily reflects the BenefitMall acquisition and strong loan growth.

Share Repurchase Activity

Table 24: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (3)
July 1, 2022 to July 31, 2022	—	$—	—	$2,315
August 1, 2022 to August 31, 2022	—	—	—	2,315
September 1, 2022 to September 30, 2022	—	—	—	2,315
Total	—	—	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Pursuant to the 2020 Repurchase Plan, announced in December 2020 and amended in June 2021, authorizing up to $4.2 billion of share repurchases through September 30, 2022; the unused capacity of $2.3 billion expired September 30, 2022. In July 2022, the Board of Directors approved, effective October 1, 2022, new repurchase authority to effectuate repurchases up to an aggregate of $4.1 billion in shares of the Company’s common stock through September 30, 2023.

66 Truist Financial Corporation

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations, and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, LHFS, trading loans, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2021. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2021. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Basis of Presentation” in this report. There have been no changes to the significant accounting policies during 2022.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

Truist Financial Corporation 67

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Amended and Restated Bylaws of Truist Financial Corporation	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 26, 2022.
10.1	Form of Executive Severance and Noncompetition Agreement.	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
68 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	October 31, 2022	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2022	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 69