Form 10-K
period 2022-12-31
TRUIST FINANCIAL CORP
filed 2023-02-28
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At January 31, 2023, the Company had 1,327,909,982 shares of its common stock, $5 par value, outstanding. As of June 30, 2022, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $62.7 billion. Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2023 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

*
For information regarding executive officers, refer to “Executive Officers” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Nominees for Election as Directors for a One-Year Term Expiring in 2024,” “Nominating and Governance Committee Director Nominations,” “Ethics at Truist,” “Corporate Governance Guidelines,” “Audit Committee Report” and “Audit Committee” in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation and Human Capital Committee Report on Executive Compensation,” “Compensation and Human Capital Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II herein. The other information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Stock Ownership Information” in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Director Independence” and “Related Person Transactions” in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy” in the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
AOCI	Accumulated other comprehensive income (loss)
Basel III Rules	Rules issued by the FRB, OCC, and FDIC on capital adequacy and liquidity requirements in the U.S for banking organizations.
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Board	Truist’s Board of Directors
Branch Bank	Branch Banking and Trust Company (changed to “Truist Bank” effective with the Merger)
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFTC	Commodity Futures Trading Commission
CFO	Chief Financial Officer
CET1	Common equity tier 1
CIB	Corporate and Investment Banking
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
DC	Disclosure Committee
DEI	Diversity, Equity & Inclusion
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
EBPCC	Ethics, Business Practices, and Conduct Committee
ECRC	Enterprise Credit Risk Committee
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERC	Enterprise Risk Committee
ERISA	Employee Retirement Income Security Act of 1974
EPS	Earnings per common share
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
Truist Financial Corporation 1

Term	Definition
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRLCC	Market Risk, Liquidity and Capital Committee
MRO	Model Risk Oversight
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NA	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NFA	National Futures Association
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
OTC	Over-the-counter
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
PPP	Paycheck Protection Program, established by the CARES Act
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMO	Risk Management Organization
ROU assets	Right-of-use assets
RSA	Restricted stock award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBA	Small Business Administration
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
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

Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding Truist’s business, the economy, and other future conditions. Such statements involve inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed in Item 1A-Risk Factors:

•changes in the interest rate environment, including the replacement of LIBOR as an interest rate benchmark, could adversely affect Truist’s revenue and expenses, the value of assets and obligations, and the availability and cost of capital, cash flows, and liquidity;
•Truist is subject to credit risk by lending or committing to lend money, may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral, and may suffer losses if the value of collateral declines in stressed market conditions;
•inability to access short-term funding or liquidity, loss of client deposits or changes in Truist’s credit ratings could increase the cost of funding or limit access to capital markets;
•general economic or business conditions, either globally, nationally or regionally, may be less favorable than expected, including as a result of supply chain disruptions, inflationary pressures and labor shortages, and instability in global geopolitical matters, including due to an outbreak or escalation of hostilities, or volatility in financial markets could result in, among other things, slower deposit or asset growth, a deterioration in credit quality, or a reduced demand for credit, insurance, or other services;
•the monetary and fiscal policies of the federal government and its agencies, including in response to rising inflation, could have a material adverse effect on the economy and Truist’s profitability;
•the effects of COVID-19 adversely impacted the Company’s operations and financial performance and similar adverse impacts resulting from pandemics could occur in future periods;
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
•Truist could fail to execute on strategic or operational plans, including the ability to successfully complete or integrate mergers and acquisitions;
•increased competition, including from (i) new or existing competitors that could have greater financial resources or be subject to different regulatory standards or compliance costs, and (ii) products and services offered by non-bank financial technology companies, may reduce Truist’s client base, cause Truist to lower prices for its products and services in order to maintain market share or otherwise adversely impact Truist’s businesses or results of operations;
•failure to maintain or enhance Truist’s competitive position with respect to new products, services, and technology, whether it fails to anticipate client expectations or because its technological developments fail to perform as desired or do not achieve market acceptance or regulatory approval or for other reasons, may cause Truist to lose market share or incur additional expense;
•negative public opinion could damage Truist’s reputation and adversely impact business and revenues;
•regulatory matters, litigation or other legal actions may result in, among other things, costs, fines, penalties, restrictions on Truist’s business activities, reputational harm, negative publicity, or other adverse consequences;
•Truist faces substantial legal and operational risks in safeguarding personal information;
•evolving legislative, accounting and regulatory standards, including with respect to climate, capital, and liquidity requirements, and results of regulatory examinations may adversely affect Truist’s financial condition and results of operations;
•increased scrutiny regarding Truist’s consumer sales practices, training practices, incentive compensation design, and governance could damage its reputation and adversely impact business and revenues;
•accounting policies and processes require management to make estimates about matters that are uncertain, including the potential write down to goodwill if there is an elongated period of decline in market value for Truist’s stock and adverse economic conditions are sustained over a period of time;
•Truist faces risks related to originating and selling mortgages, including repurchase and indemnity demands from purchasers related to representations and warranties on loans sold, which could result in an increase in the amount of losses for loan repurchases;
•there are risks relating to Truist’s role as a loan servicer, including an increase in the scope or costs of the services Truist is required to perform without any corresponding increase in servicing fees or a breach of Truist’s obligations as servicer;
•Truist’s success depends on hiring and retaining key teammates, and if these individuals leave or change roles without effective replacements, Truist’s operations could be adversely impacted, which could be exacerbated in the increased work-from-home environment as job markets may be less constrained by physical geography;
•Truist’s operations rely on its ability, and the ability of key external parties, to maintain appropriate-staffed workforces, and on the competence, trustworthiness, health and safety of teammates;
•Truist faces the risk of fraud or misconduct by internal or external parties, which Truist may not be able to prevent, detect, or mitigate;
•security risks, including denial of service attacks, hacking, social engineering attacks targeting Truist’s teammates and clients, malware intrusion, data corruption attempts, system breaches, cyberattacks, which have increased in frequency with geopolitical tensions, identity theft, ransomware attacks, and physical security risks, such as natural disasters, environmental conditions, and intentional acts of destruction, could result in the disclosure of confidential information, adversely affect Truist’s business or reputation or create significant legal or financial exposure; and
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism and pandemics), and the effects of climate change, including physical risks, such as more frequent and intense weather events, and risks related to the transition to a lower carbon economy, such as regulatory or technological changes or shifts in market dynamics or consumer preferences, could have an adverse effect on Truist’s financial condition and results of operations, lead to material disruption of Truist’s operations or the ability or willingness of clients to access Truist’s products and services.

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

Truist Bank, Truist’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank provides a wide range of banking and trust services for clients through 2,123 offices as of December 31, 2022 and its digital platform.

Services

Truist’s subsidiaries offer commercial and consumer clients a full array of products and services to meet their financial needs. The following table reflects examples of services provided by Truist:

Table 1: Services
Consumer Services:	Commercial Services:
Asset management	Asset based lending
Automobile lending	Asset management
Credit card lending	Commercial deposit and treasury services
Consumer finance	Commercial lending
Home equity and other direct retail lending	Floor plan lending
Home mortgage lending	Derivatives
Insurance	Institutional trust services
Investment brokerage services	Insurance
Mobile/online banking	Insurance premium finance
Payment solutions	International banking
Point-of-sale lending	Investment banking and capital markets services
Retail and small business deposit products	Leasing
Small business lending	Merchant services
Student lending	Mortgage warehouse lending
Wealth management/private banking	Payment solutions
Real estate lending
Supply chain financing

Market Area

The following table reflects Truist’s deposit market share and branch locations by state:

Table 2: Deposit Market Share and Branch Locations by State
	% of Truist’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
Florida	23%	3rd	472
Georgia	19	1st	222
Virginia	15	2nd	286
North Carolina (1)	13	1st	297
Maryland	7	3rd	155
Tennessee	5	4th	108
Pennsylvania	4	8th	157
South Carolina	4	3rd	99
Texas	2	22nd	106
West Virginia	2	1st	48
Kentucky	2	4th	61
Washington, D.C.	2	5th	24
Alabama	1	7th	59
New Jersey	1	25th	23
Other states	NA	NA	6
(1)Deposit market share rank excludes home office deposits.
(2)Source: FDIC.gov data as of June 30, 2022.
(3)As of December 31, 2022.

4 Truist Financial Corporation

Competition

The financial services industry is intensely competitive and constantly evolving. Management believes that Truist’s client-first approach is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets. In addition, management has made significant investments in recent years to develop Truist’s digital platform and believes that its mobile and online applications are highly competitive in meeting clients’ expectations. Legislative, regulatory, economic, and technological changes, as well as continued consolidation within the industry, could result in increased competition from new and existing market participants. Truist’s subsidiaries compete actively with national, regional, and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies, financial technology companies, and insurance companies. The ability of non-banking entities, including financial technology companies, to provide services previously limited to commercial banks has increased competition. Non-banking entities are not subject to the same regulatory framework as banks and BHCs, and therefore, can often operate with greater flexibility and lower costs. In addition, the ability to access and use technology is an increasingly significant competitive factor in the financial services industry. Having the right technology is a critically important component to client satisfaction because it affects the Company’s ability to deliver the products and services that clients desire in a manner that they find convenient and attractive. Management believes that the Company is well positioned to compete and that its continued focus on touch and technology will engender trust among its current and future clients.

General Business Development

Truist seeks to satisfy all of its clients’ financial needs, enabling the Company to grow and diversify its sources of revenue and profitability. Truist’s long-term strategy encompasses both organic and inorganic growth, including mergers or acquisitions of complementary financial institutions or other businesses.

Merger and Acquisition Strategy

The Company operates a diverse set of business lines nationally, with strong market shares concentrated in high growth markets in the Southeast and Mid-Atlantic regions. Truist will continue to pursue strategic mergers and acquisitions to enhance growth, when market conditions, business objectives, profitability, and market share considerations align to create favorable opportunities. Such opportunities might include insurance agencies, financial services businesses that strengthen Truist’s capabilities, and banks that enhance Truist’s market position.

Truist’s merger and acquisition strategy focuses on meeting the following criteria:

•the merger or acquisition must be strategically attractive in that it:
◦enhances scale and increases revenue via expanded markets and/or products;
◦improves the client experience; and
◦solidifies Truist’s position within the future of banking;
•the organization must be a good fit with Truist’s culture;
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

Truist Financial Corporation 5

The scope of the laws and regulations, and the intensity of the supervision to which Truist is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including technological factors, market changes, climate change concerns, as well as increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector. Truist expects that its business will remain subject to extensive regulation and supervision.

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

Truist and certain of its subsidiaries and affiliates, including those that engage in derivatives transactions, securities underwriting, market making, brokerage, investment advisory, and insurance activities, are subject to other federal and state laws and regulations, as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, CFTC, FINRA, and NFA. Truist Bank is also subject to additional state and federal laws, as well as various compliance regulations, that govern its activities, the investments it makes, and the aggregate amount of loans that may be granted to one borrower.

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

Under the FRB’s Large Financial Institution Rating System, component ratings are assigned for capital planning, liquidity risk management, and governance and controls. To be considered “well managed” under this rating system, a firm must be rated “broadly meets expectations” or “conditionally meets expectations” for each of its three component ratings.

The results of examinations by any of Truist’s federal bank regulators potentially can result in the imposition of significant limitations on Truist’s activities and growth. These regulatory agencies generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity, including the imposition of substantial monetary penalties and nonmonetary requirements against a regulated entity where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable laws or regulations, are conducted in an unsafe or unsound manner, or represent an unfair, deceptive, or abusive act or practice.

FHC Regulation

Truist has elected to be treated as an FHC, which allows it to engage in a broader range of activities than would otherwise be permissible for a BHC, including activities that are financial in nature or incidental thereto, such as securities underwriting or merchant banking. While FHCs may engage in certain acquisitions without prior approval of the FRB, any acquisition over $10 billion in assets would require prior approval by the FRB. In order to maintain its status as an FHC, Truist and its affiliated IDI must be well-capitalized and well-managed and Truist Bank must have at least a satisfactory CRA rating. If the FRB determines that a FHC is not well-capitalized or well-managed, the FRB may impose corrective capital and managerial requirements on the FHC and may place limitations on its ability to conduct certain business activities that FHCs are generally permitted to conduct and its ability to make certain acquisitions. If the failure to meet these standards persists, a FHC may be required to divest its IDI subsidiaries or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of a FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. Longstanding federal regulations require a FHC to act as a source of financial and managerial strength for its subsidiary banks. In times of severe financial stress, the obligation to serve as a source of strength could cause Truist to commit significant resources to supporting Truist Bank that otherwise would be available to Truist’s creditors and shareholders.

6 Truist Financial Corporation

Resolution Planning

As a Category III banking organization, Truist is required to submit to the FRB and FDIC a resolution plan every three years with submissions alternating between a full resolution plan and a targeted resolution plan. The FRB and the FDIC must review and evaluate Truist’s resolution plan. The FRB and FDIC are authorized to impose restrictions on growth and activities or operations if the agencies determine that a resolution plan is not credible or would not facilitate a rapid and orderly resolution of the company under the U.S. Bankruptcy Code, and could require the banking organization to divest assets or take other actions if it did not submit an acceptable resolution plan within two years after any such restrictions were imposed. Truist submitted its inaugural resolution plan to the FRB and FDIC in September 2021. On September 30, 2022, the FRB and FDIC announced that they did not identify any shortcomings or deficiencies in Truist’s resolution plan. On the same date, the FRB and FDIC also announced that they intend to issue guidance to assist Category II and Category III banking organizations in further developing their resolution plans, in advance of the next round of resolution plans due on July 1, 2024.

In addition, Truist Bank, as an IDI, is required by FDIC regulation to file a separate bank level resolution plan every three years. The FDIC issued a policy statement in June 2021 announcing that it will resume requiring bank level resolution plans for large banks, including Truist Bank, and that such bank-level resolution plans will have more streamlined content requirements than previous requirements. During 2021, Truist Bank was informed by the FDIC that its next resolution plan was due on or before December 1, 2022. Truist Bank submitted its inaugural IDI resolution plan to the FDIC in November 2022, which is currently under review.

Enhanced Prudential Standards and Regulatory Tailoring Rules

Certain U.S. BHCs, including Truist, are subject to enhanced prudential standards. As such, Truist is subject to more stringent liquidity and capital requirements, leverage limits, stress testing, single-counterparty credit limits, resolution planning and risk management standards than those applicable to smaller institutions. Certain larger banking organizations are subject to additional enhanced prudential standards.

Under the Tailoring Rules, Truist is subject to the standards applicable to Category III banking organizations, which generally include BHCs with greater than $250 billion, but less than $700 billion, in total consolidated assets and less than $75 billion in certain risk-related exposures.

Capital Requirements

Truist and Truist Bank are subject to certain risk-based and leverage capital ratio requirements established by the FRB, for Truist, and by the FDIC, for Truist Bank. These requirements are based on the capital framework developed by the BCBS for strengthening the regulation, supervision, and risk management of banks under Basel III rules, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FRB and FDIC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that, if undertaken, could have an adverse material effect on Truist’s operations or financial condition. These actions could include requiring Truist to commit capital to Truist Bank in abnormal operating conditions which would otherwise be available to Truist’s creditors and shareholders. Failure to be well capitalized or to meet minimum capital requirements could also result in restrictions on Truist’s or Truist Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval for acquisitions.

Under the regulatory capital rules, Truist’s and Truist Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights under the standardized approach used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for Truist and Truist Bank:

•CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and AOCI.
•Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments.
•Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.

Truist Financial Corporation 7

Under the FRB’s capital framework for BHCs, Truist is subject to capital requirements, including the SCB, that are determined from the supervisory stress test results. The SCB is equal to the greater of (i) the difference between Truist’s starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of its planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. The FRB assigned Truist an SCB of 2.5%, which is effective from October 1, 2022 to September 30, 2023, at which point a revised SCB will be calculated and provided to Truist. Truist is required to describe its planned capital actions in its CCAR capital plan, but is no longer required to seek prior approval if it makes capital distributions in excess of those included in its CCAR capital plan. Instead, Truist is subject to automatic distribution limitations if its capital ratios fall below its buffer requirements, which include the SCB.

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

The FRB has not yet revised the well-capitalized standard for BHCs to reflect capital requirements imposed under the Basel III Rules. For purposes of certain FRB rules, including determining whether a BHC meets the requirements to be a FHC, BHCs, such as Truist, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater to meet the well-capitalized minimum. The FRB may require BHCs, including Truist, to maintain capital ratios in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans. In September 2022, the FRB, FDIC, and OCC announced that they are developing a joint proposed rule to implement enhanced regulatory capital standards that align with those included in the Basel III Rules and plan to seek public input on the new capital standards as soon as possible. Refer to the “Capital” section in MD&A for disclosures containing the minimum regulatory capital ratios and well-capitalized minimum ratios applicable to Category III banking organizations.

In 2020, the U.S. banking agencies adopted a final rule that permitted banking organizations to elect to delay temporarily the implementation of CECL until January 2022 and subsequently to phase in the effects of CECL on regulatory capital through January 2025, which Truist elected to use. Under the five-year transition, Truist deferred for two years 100% of the day-one effect of adopting CECL and 25% of the cumulative increase or decrease in the allowance for credit losses since adoption of CECL. Following the first two years, Truist began to phase in the aggregate capital effects over the next three years consistent with the transition in the original three-year transition rule.

Capital Planning and Stress Testing Requirements

In addition to the regulatory capital requirements, under the FRB’s CCAR process, Truist must submit an annual capital plan to the FRB that reflects its projected financial performance under hypothetical macro-economic scenarios, including a supervisory severely adverse scenario provided by the FRB.

The FRB’s CCAR framework and the Dodd-Frank Act stress testing framework also require BHCs subject to Category III standards, such as Truist, to conduct company-run stress tests and submit to supervisory stress tests conducted by the FRB. The company-run stress tests employ stress scenarios provided by the FRB and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distribution assumptions across large U.S. BHCs. In addition, Truist is required to conduct annual stress tests using internally-developed scenarios intended to stress the unique risk profile of the institution. The FRB also conducts CCAR and Dodd-Frank Act supervisory stress tests employing internal supervisory models on the supervisory stress scenarios. As a Category III banking organization, Truist is subject to supervisory stress testing on an annual basis and company-run stress testing on a biennial basis.

8 Truist Financial Corporation

Truist is required to submit its next capital plan and the results of its own stress tests to the FRB by April 5, 2023. The FRB is required to announce the results of its supervisory stress tests by June 30, 2023.

In addition to the CCAR stress testing for Truist, Truist Bank conducts company-run stress tests on an annual basis, while only required biennially.

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

In July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. The NSFR, calculated as the ratio of available stable funding to required stable funding, must exceed 1.0x. Available stable funding represents a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. Required Stable Funding is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III banking organization, Truist and Truist Bank are subject to an NSFR requirement equal to 85% of the full requirement.

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

The Parent Company’s ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. In addition, the Parent Company’s ability to make capital distributions, including paying dividends and repurchasing capital securities, is subject to the FRB’s automatic restrictions on capital distributions under the FRB’s capital rules. Truist’s risk-based capital and leverage ratio requirements are discussed above in the “Capital Requirements” section.

North Carolina law provides that, as long as a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

Prompt Corrective Action

The federal banking agencies are required to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To be considered “well-capitalized,” an IDI must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth, or restrictions on the ability to receive regulatory approval of applications. The regulations apply only to banks and not to BHCs. However, the FRB is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the BHC, in its capacity as a source of strength would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

Truist Financial Corporation 9

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

Federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation, and a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations, regulatory approvals and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. The market share limitations impose conditions that the acquiring BHC, after and as a result of the acquisition, control no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30%, subject to variation by state law, of such deposits in applicable states. FRB rules also prohibit a FHC from combining with another company if the resulting company’s liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.

After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

The standards by which bank and financial institution acquisitions are evaluated are under review. Among other things, in July 2021, an executive order was issued on competition that requires the banking agencies to review the standards for bank mergers, and the Department of Justice has announced that it is reviewing its bank merger guidelines. In March 2022, the FDIC requested information and public input on all aspects of the existing regulatory framework that applies to bank merger transactions. Additionally, some members of Congressional leadership are closely tracking the standards for bank mergers and can be expected to engage in hearings and public statements in connection with any pending or future merger activity. These reviews and engagements could change the standards for bank mergers.

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

10 Truist Financial Corporation

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

DIF Assessments

Truist Bank’s deposits are insured by the FDIC up to the applicable limits, which is currently $250,000 per account ownership type. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an IDI based on an assessment rate calculator, which is based on a number of elements to measure the risk each IDI poses to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023. This rule is expected to increase Truist’s regulatory premiums by approximately $100 million annually. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2%.

Consumer Protection Laws and Regulations

In connection with its lending and leasing activities, Truist Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. The CFPB examines Truist and Truist Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student, and other consumer loans, and other consumer financial products and services offered. The federal consumer financial protection laws that are subject to the CFPB’s supervision and enforcement powers include, among others, the Truth in Lending Act, Truth in Savings Act, HMDA, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, Equal Credit Opportunity Act, and Fair Housing Act. The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive, or abusive, and to impose new disclosure requirements for any consumer financial product or service.

The CFPB may issue regulations that impact products and services offered by Truist or Truist Bank. The regulations could reduce the fees that Truist receives, alter the way Truist provides its products and services, or expose Truist to greater risk of private litigation or regulatory enforcement action.

Patriot Act

The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to cooperate in the prevention, detection, and prosecution of international money laundering and the financing of terrorism. The Patriot Act contains anti-money laundering measures affecting IDIs, broker-dealers and certain other financial institutions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The Patriot Act imposes substantial obligations on financial institutions to maintain appropriate policies, procedures and processes to detect, prevent, and report money laundering, terrorist financing, and other financial crimes. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on business. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

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
Truist Financial Corporation 11

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

At the federal level, the GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such personal information except as provided in the banking subsidiary’s policies and procedures.

In addition, in November 2021, the FRB, OCC, and FDIC adopted a new regulation that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act. Truist has undertaken significant efforts to comply with these laws and continues to assess their requirements and applicability to Truist. These laws and proposed legislation are still subject to revision or formal guidance and may be interpreted or applied in a manner inconsistent with the Company’s understanding. California voters also recently passed the California Privacy Rights Act, which became effective on January 1, 2023, and significantly modifies the California Consumer Privacy Act, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring Truist to incur additional costs to comply. Truist may be subject to similar laws in other states where Truist does business or in states where Truist may collect personal information of residents.

In addition, the promulgation in 2017 of the New York Department of Financial Services Cybersecurity Regulation, which was proposed to be updated in November 2022, and the National Association of Insurance Commissioners Insurance Data Security Model Law are driving significant cybersecurity compliance activities for Truist. Both of these regulations include phased compliance periods as well as attestation of compliance by Truist.

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

CRA

The CRA requires Truist Bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” This assessment is considered for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the FRB in connection with reviewing any proposed acquisition or merger application. For its most recent CRA examination period, Truist received the highest possible overall rating of “Outstanding” from the FDIC.

12 Truist Financial Corporation

In June 2022, the FRB, FDIC, and OCC issued a joint proposal to amend their regulations implementing the CRA. The proposed rules would materially revise the current CRA framework, including new assessment area requirements, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The proposed rule included analysis indicating a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future.

Automated Overdraft Payment Regulation

There are federal consumer protection laws related to automated overdraft payment programs offered by financial institutions. The CFPB prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service. Financial institutions must also provide consumers with a notice that explains the financial institution’s overdraft services, including the associated fees and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for “excessive or chronic” client use and undertake “meaningful and effective” follow-up action with clients that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts, and ensure board and management oversight regarding overdraft payment programs. In 2022, Truist launched a new approach to the checking account experience, designed to address clients’ direct feedback, which includes no overdraft fees.

Volcker Rule

Truist is prohibited under the Volcker Rule from (i) engaging in proprietary trading activities, and (ii) having certain ownership interests in and relationships with covered private funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including Truist and its affiliates. The Volcker Rule regulations contain exemptions or exclusions, including for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose significant compliance obligations on banking entities. Truist has put in place the compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in illiquid funds.

Regulatory Regime for Swaps

The Dodd-Frank Act established a comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency, and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital adequacy, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers and security-based swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. Truist Bank provisionally registered with the CFTC as a swap dealer, subjecting Truist Bank to requirements under the CFTC’s regulatory regime, including trade reporting and recordkeeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC. The NFA is the primary self-regulatory organization for Truist’s swap dealer.

In November 2021, Truist Bank conditionally registered with the SEC as a security-based swap dealer. As a result, Truist Bank’s security-based swaps business is now subject to requirements that are similar to the CFTC rules applicable to swap dealers, including trade reporting, business conduct standards, recordkeeping, and clearing and exchange trading requirements.

Truist Bank’s uncleared swaps and security-based swaps are subject to variation margin and initial margin requirements, which have been fully phased-in across the industry as of September 2022.

Broker-Dealer and Investment Adviser Regulation

Truist’s broker-dealer and investment adviser subsidiaries are subject to regulation by the SEC. FINRA is the primary self-regulatory organization for Truist’s registered broker-dealer subsidiaries. Truist’s broker-dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker-dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect Truist’s ability to issue new securities expeditiously. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

Truist Financial Corporation 13

FDIC Recordkeeping Requirements

Truist is subject to certain enhanced deposit insurance recordkeeping requirements adopted by the FDIC. To facilitate prompt payment of FDIC-insured deposits when large IDIs fail, FDIC rules require IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor’s ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity.

Tax Regulation

On August 16, 2022, the U.S. Inflation Reduction Act of 2022 was signed into law effective for tax years beginning after December 31, 2022. The Company continues to analyze the impacts of the Inflation Reduction Act on its future results of operations but does not currently expect that the Inflation Reduction Act will have a material impact on its financial statements.

Other Regulatory Matters

Truist is subject to examinations by federal and state banking regulators, as well as the SEC, CFTC, FINRA, NFA, various taxing authorities, and various state insurance and securities regulators. Truist periodically receives requests for information on business and accounting practices from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators, and other regulatory authorities. Such requests are considered incidental to the normal conduct of business.

Human Capital

Truist works as One Team—unified by its purpose, mission, and values—to deliver real care by meeting clients’ needs, uplifting communities, and empowering teammates. Truist recognizes that attracting the best talent, making investments in teammates, caring to better understand their backgrounds and experiences, and helping to bolster their career trajectory ultimately leads to more engaged and productive teammates, which can contribute to better business outcomes for Truist overall. Truist aims to provide teammates an inclusive and energizing environment that empowers teammates to learn, grow, and have meaningful careers.

Truist’s Compensation and Human Capital Committee oversees Truist’s compensation and benefit programs consistent with its compensation philosophy. The Committee provides oversight on Truist’s human capital strategy (including DEI, teammate engagement, and talent development) that supports attracting, developing, and retaining qualified teammates.

Truist’s Enterprise Ethics Risk Office partners with a broad group of internal stakeholders to set standards for teammate conduct and facilitate the timely intake and routing of teammate concerns for review. As part of that effort, the team seeks to identify trends that may reflect on organizational culture and/or operational challenges and to develop solutions. The results of these efforts are regularly shared with Truist’s Executive-Level Ethics, Business Practices, and Conduct Committee and its Board of Directors.

The following table presents a summary of teammates as of December 31, 2022:

Table 3: Teammate Summary
	# of Teammates	% of Population
Full-Time	52,848	95.9%
Part-Time	2,278	4.1
Total	55,126	100.0%

Truist also leverages a skilled contingent workforce, which is not reflected in the table, as an important part of the Company’s overall workforce strategy.

Diversity, Equity, and Inclusion

Truist remains committed to further building a culture where teammates feel a sense of belonging and can bring their authentic selves to work daily. DEI is instrumental to and embedded across our business. Truist has a dedicated DEI Office that oversees the company’s DEI strategy, objectives, and shared execution across the enterprise. The Truist DEI Office partners closely with various internal stakeholders to develop tools, resources, and programs to further support the commitments to attracting, developing, and advancing diverse talent across all levels, embedding DEI in Truist’s business strategies, and further investing in diverse communities.

14 Truist Financial Corporation

Teammate diversity continues to be a leading priority for Truist. Ethnic diversity within leadership populations has historically been underrepresented across financial services companies. The Company aspired to increase ethnically diverse representation among senior leadership positions to 15%; this was surpassed with ethnically diverse teammates holding 17.2% of senior leadership positions as of December 31, 2022. Truist remains committed to increasing all dimensions of diversity across our teammate population and all levels within the organization.

The following table presents a summary of diversity statistics as of December 31, 2021 using the category classifications on the U.S. Equal Employment Opportunity Commission’s EEO-1 report, which differ from those recognized internally by Truist. Truist’s leadership diversity commitment was based on Truist’s internal senior leader category. The Truist senior leader category is made up of a broader population than the EEO-1 Executive/Senior-Level Manager category.

Table 4: Teammate Diversity (1)
	Gender		Race / Ethnicity
	Female	Male	Caucasian	Black/African American	Hispanic or Latino	Asian	American Indian/Alaska Native	Native Hawaiian/Other Pacific Islander	Two or More Races
Executive Leadership & senior leaders	28.6%	71.4%	80.9%	7.3%	4.5%	5.5%	0.5%	—%	1.3%
First / mid-level managers	52.3	47.7	74.0	12.1	7.0	4.7	0.3	0.2	1.7
Professionals	45.9	54.1	71.4	12.3	5.1	9.2	0.4	0.1	1.5
All others	77.3	22.7	54.1	24.5	13.8	4.0	0.8	0.4	2.4
All teammates	63.5	36.5	62.7	18.7	10.0	5.7	0.6	0.3	2.0
(1)Source: EEO-1 data as of December 31, 2021. All others includes sales workers and administrative support EEO-1 job categories.

Talent Development and Engagement

Truist teammates have access to extensive programs and benefits for career advancement. Teammates can partner with a certified coach to help them identify and focus on potential career paths, create clear goals, and remain accountable in achieving those goals. For teammates who qualify, Truist also provides tuition assistance so teammates can continue formal education by seeking degrees that align with career goals and/or develop needed emerging skills through our Future Skills program. Truist offers career and job transparency through a comprehensive set of resources including career discovery and career planning online services. Truist is committed to achieving a career destination culture through career mobility and pipeline strategies and programs.

In addition to career development opportunities, Truist provides a differentiated learning experience to new and existing teammates, including onboarding training to prepare new teammates through learning content libraries for individual development needs. Truist provides a wide range of forums for learning that include relevant current trends and emerging skills in the marketplace.

Truist also has a Leadership Institute, a differentiator where Truist creates positive outcomes through developmental experiences, team optimization, executive coaching, and leadership development. Truist Leadership Institute leverages a personalized, collaborative approach that is rooted in the knowledge and application of psychology and neuroscience to human behavior in business. Truist strives to succeed in maximizing the potential in every individual and instilling values and behaviors that create a strong culture of leadership.

Similar to learning and development, listening to teammates is one of the many ways Truist demonstrates its value of Caring. In addition to Employee Engagement and Pulse surveys, Truist takes a holistic approach to teammate listening by providing multiple, always-on channels to collect feedback and gain insight. These insights often help inform the attraction and retention strategies that enable Truist to remain an employer of choice.

Compensation and Total Rewards

Truist’s Compensation and Total Rewards enable its Purpose, Mission, and Values, specifically Truist’s mission to create an inclusive and energizing environment that empowers teammates. Truist places special emphasis on providing compensation and benefits that help foster an environment of economic security and social mobility for its teammates.

•Truist’s Total Rewards build better lives for teammates today and in the future
•As teammates grow and develop meaningful careers, their compensation and long-term earning potential grows
•Truist’s Total Rewards promote the value of Caring
•Truist’s pay for performance approach ensures that when clients win, teammates win

As part of its comprehensive total rewards program, Truist increased its minimum U.S. hourly pay rate for eligible roles to $22 effective October 1, 2022.

Truist Financial Corporation 15

Truist’s benefits program for qualified teammates include a company-funded defined benefit pension plan, a 401(k) Plan, an employee stock purchase plan, Truist Momentum financial well-being education, healthcare and insurance benefits, Lifeforce lifestyle program, well-being and mental well-being support, paid time off, teammate and family resources such as child-care centers and family care resources, tuition assistance, and on-site services such as health centers and fitness centers. A detailed overview on all of the benefits Truist offers can be found on Truist’s Benefits website, Benefits.Truist.com.

Truist provides market competitive total rewards to attract and retain talent while enabling Truist’s short- and long-term performance. Truist provides compensation and rewards that aim to achieve positive business results, are based on market and internal assessment, and are aligned with risk management principles. Truist conducts annual studies, factoring teammates’ roles, levels of experience, and geography. Based on Truist’s 2022 pay equity study, the average salary of female teammates is 98% of male teammates, and the average salary of racially diverse teammates is 100% of non-racially diverse teammates.

Website Access to Truist’s Filings with the SEC

Truist’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost on the Company’s Investor Relations website, IR.Truist.com, as soon as reasonably practicable after Truist files such material with, or furnishes it to, the SEC. Truist’s SEC filings are also available through the SEC’s website at sec.gov.

Corporate Governance

Information with respect to Truist’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on Truist’s Investor Relations website, IR.Truist.com. Specifically, the Company makes available on its Investor Relations website, under the heading “Governance & Responsibility” (i) its code of ethics for the Board, senior financial officers, and teammates, (ii) its Corporate Governance Guidelines, and (iii) the charters of the Company’s Board committees. If the Company makes changes in, or provides waivers from, the provisions of its code of ethics that the SEC requires it to disclose, the Company intends to disclose these events in the “Governance & Responsibility” section of its Investor Relations website.
16 Truist Financial Corporation

Executive Officers

Executive Officer	Recent Work Experience	Years of Service	Age
William H. Rogers, Jr. Chairman and Chief Executive Officer	Chairman since March 2022. Chief Executive Officer since September 2021. President and Chief Operating Officer from December 2019 to September 2021. Previously SunTrust Chairman and Chief Executive Officer from January 2012 to December 2019.	42*	65
Michael B. Maguire Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer since September 2022. Chief National Consumer Finance Services and Payments Officer from September 2021 to September 2022. Head of National Consumer Finance and Payments from December 2019 to August 2021. Previously SunTrust Enterprise Partnerships and Investments Executive.	20*	44
Scott Case Senior Executive Vice President and Chief Information Officer	Chief Information Officer since December 2019. Previously SunTrust Chief Information Officer since February 2018. Chief Information Officer at Ciox Health from 2017 to 2018.	7*	52
Denise M. DeMaio Senior Executive Vice President and Chief Audit Officer	Chief Audit Officer since February 2022. Managing Director and Chief Audit Executive, The Americas, Mitsubishi UFJ Financial Group Inc. from July 2016 to February 2022.	1	59
Hugh S. (Beau) Cummins, III Vice Chair	Vice Chair since September 2021. Head of the Corporate and Institutional Group from December 2019 to August 2021. Previously SunTrust Co-Chief Operating Officer and Wholesale Segment Executive since February 2018. SunTrust Corporate Executive Vice President and Wholesale Segment Executive from 2017 to February 2018.	17*	60
Ellen M. Fitzsimmons Senior Executive Vice President, Chief Legal Officer, and Head of Public Affairs	Chief Legal Officer and Head of Public Affairs since September 2021. Chief Legal Officer and Head of Enterprise Diversity from December 2019 to August 2021. Previously SunTrust General Counsel and Corporate Secretary since January 2018.	5*	62
Kimberly Moore-Wright, Senior Executive Vice President and Chief Teammate Officer and Head of Enterprise Diversity	Chief Teammate Officer and Head of Enterprise Diversity since September 2021. Chief Human Resources Officer from December 2019 to August 2021. Director of Marketing and Digital Sales from January 2016 to November 2019.	27	49
Clarke R. Starnes III Vice Chair and Chief Risk Officer	Vice Chair since September 2022. Chief Risk Officer since July 2009.	40	63
Joseph M. Thompson Senior Executive Vice President and Chief Wealth Officer	Chief Wealth Officer since September 2021. Head of Truist Wealth from December 2019 to August 2021. Previously SunTrust Head of Private Wealth Management from August 2014 to December 2019.	29*	56
David H. Weaver Senior Executive Vice President and Chief Commercial Community Banking Officer	Chief Commercial Community Banking Officer since September 2021. Head of Commercial Community Banking from December 2019 to August 2021. President, Community Banking from December 2016 to December 2019.	27	56
Dontá L. Wilson Senior Executive Vice President and Chief Retail & Small Business Banking Officer	Chief Retail & Small Business Banking Officer since March 2022. Chief Digital and Client Experience Officer from November 2018 to March 2022. Chief Client Experience Officer from August 2016 to November 2018.	24	46
*Reflects combined years of service at Truist and SunTrust.
Truist Financial Corporation 17

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Market Risks

•Changes in interest rates could adversely affect revenue and expenses, the value of assets and liabilities, as well as the availability and cost of capital, and liquidity.
•The monetary and fiscal policies of the U.S. federal government could have a material adverse effect on profitability.
•Inflation could negatively impact our business, our profitability, and our stock price.
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

Credit Risks

•The Company is subject to credit risk by lending, committing to lend money, or entering into a letter of credit or other types of contracts with counterparties.
•The Company may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
•The Company may suffer losses if the value of collateral declines in stressed market conditions.

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
•Truist may be impacted by the soundness of other financial institutions.

Technology Risks

•The Company faces cybersecurity risks, including denial of service, phishing, malware and ransomware attacks, potential insider threats, and third-party cybersecurity incidents, which could result in the disclosure of confidential information, adversely affect the Company’s operations, cause reputational damage, and create significant legal and financial exposure.
•The Company’s operational capabilities managed or supplied by third parties could fail, be compromised, or be breached, which could disrupt the Company’s business and adversely impact the Company’s results of operations, and financial condition, as well as cause legal exposure or reputational harm.
•Truist will continually encounter technological change and must effectively anticipate, develop, and implement new technology.
•The Company faces risks associated with quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.

Other External Risks

•The effects of COVID-19 adversely impacted the Company’s operations and financial performance and similar adverse impacts resulting from pandemics could occur in future periods.
•Physical, transition, or other risks associated with climate change have the potential to negatively impact operations, business results, and clients.
•The Company is at risk of increased losses from fraud.
•Natural disasters and other catastrophic events, which may increase in frequency and intensity due to climate change, could have a material adverse impact on the Company’s operations or the Company’s financial condition and results.
•An outbreak or escalation of hostilities between countries or within a country or region could have a material adverse effect on the U.S. economy and on Truist’s businesses.

18 Truist Financial Corporation

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
•Truist faces substantial legal and operational risks in safeguarding personal information.
•Differences in regulation can affect the Company’s ability to compete effectively.
•The Company can face risks of non-compliance and incur higher operational and compliance costs under laws and regulations relating to anti-money laundering, economic sanctions, embargo programs, and anti-corruption.

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

Regulatory and Legal Risks

•The Company may incur fines, penalties and other negative consequences from regulatory violations, including inadvertent or unintentional violations.
•Legal proceedings may adversely affect the Company’s results, reputation, and business operations.

Reputational Risks

•Negative public opinion could damage the Company’s reputation and adversely impact business and revenues.
•Scrutiny of the Company’s sales, training, and incentive compensation practices could damage the Company’s reputation and adversely impact business and revenues.

Talent Management Risks

•Truist depends on the expertise of key teammates. If these individuals leave or change their roles without effective replacements, operations may suffer.
•The Company depends on the ability to attract and retain qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions in order to implement and execute upon business strategies.
•The Company’s operations rely on its ability, and the ability of key external parties, to maintain appropriately staffed workforces, and on the competence, trustworthiness, health and safety of employees.

Risks Related to Estimates and Assumptions

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

Truist Financial Corporation 19

Operational Risks

•Truist relies on other companies to provide key components of the Company’s business infrastructure.
•The Company’s framework for managing risks may not be effective.
•Truist depends on the accuracy and completeness of information about clients and counterparties.
•Truist can be negatively affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services, and delivery platforms.
•Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.

The following discussion sets forth some of the more important risk factors that could materially affect Truist’s financial condition and operations. When a risk factor spans several risk categories, the risks have been listed by their primary risk category. The risks described are not all inclusive. Additional risks that are not presently known or risks deemed immaterial may have a material adverse effect on Truist’s financial condition, results of operations, business, and prospects.

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

National, regional, and local economic conditions, competitive pressures and the policies of regulatory authorities affect interest income and interest expense. When interest rates rise, funding costs may rise faster than the yield the Company earns on assets, causing net interest margin to contract. Higher interest rates may also result in lower mortgage production income and elevated charge-offs in certain categories of the loan portfolio. Conversely, when interest rates fall, the yield the Company earns on assets may fall faster than the Company’s ability to lower rates paid on deposits or borrowings.

Certain investment securities, notably MBS, are very sensitive to changes in rates. Generally, when rates rise, market values will decline, prepayments will decrease and the duration of MBS will increase. Conversely, when rates fall, market values will rise, prepayments of principal and interest will increase and the duration of MBS will decrease.

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

The FRB raised interest rates significantly and began shrinking its balance sheet during 2022 in response to inflation measures that were well above the FRB’s two percent target. The Federal Reserve may further increase interest rates in the near term. Sustained higher interest rates and continued FRB asset reductions may adversely affect market stability, market liquidity and the Company’s financial performance and condition. Truist cannot predict the nature or timing of future changes in monetary policies or the precise effects such changes may have on the Company’s activities and financial results.

20 Truist Financial Corporation

Inflation could negatively impact our business, our profitability, and our stock price.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention. Additionally, inflation may lead to a decrease in consumer and clients’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

Financial results, lending or other business activities could be materially affected by a deterioration of economic conditions.

A prolonged period of slow growth in the U.S. economy as a whole or in any regional markets that Truist serves, or any deterioration in economic conditions or the financial markets may disrupt or dampen the economy, which could adversely affect the Company’s financial condition and results.

If economic conditions deteriorate, the Company may see lower demand for loans by creditworthy clients, reducing the Company’s interest income. In addition, if unemployment levels increase or if real estate prices decrease, the Company could incur higher charge-offs and may incur higher expenses in connection with adverse conditions in the reasonable and supportable forecasts used to estimate the allowance for credit losses in accordance with CECL requirements. These conditions may adversely affect not only consumer borrowers but also commercial and industrial and commercial real estate borrowers, especially for those businesses that rely on the health of industries or properties that may suffer from deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing the Company to incur higher credit losses.

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

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties. The war in Ukraine presents destabilizing forces, including higher and more volatile commodity and food prices, which may cause international and domestic economic deterioration. In addition, global demand for products may exceed supply during the economic recovery from the COVID-19 pandemic, and such shortages may cause inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as the Company’s financial condition and results. Financial markets may be adversely affected by the current or anticipated impact of military conflict, including the war in Ukraine, terrorism, or other geopolitical events. This could magnify inflationary pressure resulting from the pandemic and other sources and extend any prolonged period of higher inflation.

The replacement of LIBOR could adversely affect Truist’s profitability and financial condition.

A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms will continue over the course of the next year. The publication of the one-week and two-month U.S. dollar LIBOR settings ceased as of December 31, 2021, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023.

A group of market participants convened by the FRB, the ARRC, has selected SOFR as its recommended alternative to U.S. dollar LIBOR. Truist offers SOFR-based lending solutions to wholesale and consumer clients and enters into SOFR-based derivative contracts. The passage of the Adjustable Interest Rate (LIBOR) Act by Congress, and the Federal Reserve’s implementing rule, should decrease the risk of contracts that are not remediated prior to the cessation deadline by providing the terms for a transition to SOFR. Truist is also supporting “credit sensitive” alternatives, such as Bloomberg Short-Term Bank Yield and other alternatives as they develop in the market.

Truist Financial Corporation 21

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

The transition away from LIBOR to alternative reference rates has required the transition to or development of appropriate systems, models, and analytics to effectively transition the Company’s risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as SOFR. Truist has developed a LIBOR transition team and project plan to address the transition. Truist has largely completed its assessment of risks related to the transition from LIBOR and continues its remediation efforts. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.

The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on the Company’s funding costs, loan, investment securities, and derivative portfolios, as well as ALM, is uncertain.

Credit Risks

The Company is subject to credit risk by lending, committing to lend money, or entering into a letter of credit or other types of contracts with counterparties.

Truist incurs credit risk, which is the risk of loss if the Company’s borrowers or counterparties fail to perform according to the terms of their contracts. A number of products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets, and investment securities. Changes in credit quality can have a significant impact on the Company’s earnings and capital position. The Company estimates and establishes contractual lifetime reserves for credit risks and credit losses inherent in its determination of credit exposure. This process, which is critical to the Company’s financial results and condition, requires complex calculations and extensive use of judgment, considering both external and borrower-specific factors that might impair the ability of borrowers to repay their loans. As is the case with any such assessments, there is always the chance that the Company will fail to identify all pertinent factors or that the Company will fail to accurately estimate the impacts of factors identified.

Credit losses may exceed the amount of the Company’s reserves due to changing economic conditions, falling real estate prices, falling commodity prices, higher unemployment, or other factors such as changes in borrower behavior. There is no assurance that reserves will be sufficient to cover all credit losses. In the event of significant deterioration in current or projected future economic conditions, the Company may be required to increase reserves in future periods, which would reduce the Company’s earnings and potentially impact its capital.

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

22 Truist Financial Corporation

The Company may suffer losses if the value of collateral declines in stressed market conditions.

During periods of market stress or illiquidity, the Company’s credit risk may be further increased when it fails to realize the expected value of the collateral it holds; collateral is liquidated at prices that are not sufficient to recover the full amount owed to Truist; or counterparties are unable to post collateral, whether for operational or other reasons. Furthermore, disputes with counterparties concerning the valuation of collateral may increase in times of significant market stress, volatility or illiquidity, and Truist could suffer losses during these periods if it is unable to realize the expected value of collateral or to manage declines in the value of collateral.

Liquidity Risks

Loss of deposits or a change in deposit mix could increase Truist’s funding costs.

Deposits are a low cost and stable source of funding. Truist competes with banks and other financial institutions for deposits and as a result, the Company could lose deposits in the future, clients may shift their deposits into higher cost products, or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce Truist’s net interest margin, net interest income, and net income. In recent months, the environment for maintaining and growing deposits has become more challenging as the FRB reduces the size of its balance sheet through quantitative tightening and continues to increase interest rates giving clients an incentive to move deposits to money market funds and other higher-yielding alternatives, which could lead to an increase in the reliance on higher cost wholesale funding.

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

Truist Financial Corporation 23

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

Technology Risks

The Company faces cybersecurity risks, including denial of service, phishing, malware and ransomware attacks, potential insider threats, and third-party cybersecurity incidents, which could result in the disclosure of confidential information, adversely affect the Company’s operations, cause reputational damage, and create significant legal and financial exposure.

The Company’s computer systems and network infrastructure and those of third parties are targeted in cyberattacks, such as denial of service attacks, hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. The Company’s business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in the Company’s information systems and that of third parties. In addition, to access the Company’s network, products, and services, the Company’s clients and other third parties may use personal mobile devices or computing devices that are outside of the Company’s network environment and can introduce added cybersecurity risks.

Truist and Truist’s clients, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to and are likely to continue to be the target of cyberattacks and similar incidents. Cyberattacks may expose security vulnerabilities in the Company’s systems or the systems of third parties or other security measures that could result in the unauthorized gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or sensitive information. A cyberattack could also damage the Company’s systems by introducing material disruptions to the Company’s or the Company’s clients’ or other third parties’ network access or business operations. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance the Company’s protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may the Company be able to implement sufficient preventive measures against such security breaches, which may result in material losses or consequences to Truist.

Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies to facilitate and conduct financial transactions. For example, cybersecurity risks may increase in the future as Truist continues to evolve its internal and external digital offerings and capabilities. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled teammates or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or well after a breach has occurred. In addition, the existence of cyberattacks or security breaches at third-party vendors with access to the Company’s data may not be disclosed to the Company in a timely manner.

24 Truist Financial Corporation

The Company also faces indirect technology, cybersecurity and other operational risks relating to clients and other third parties that the Company relies upon to facilitate or enable business activities, including, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyberattack or other information or security breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyberattack, other information or security breach, termination, or constraint could, among other things, adversely affect the Company’s ability to conduct transactions, service the Company’s clients, manage the Company’s exposure to risk or expand the Company’s business.

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

The Company’s operational capabilities managed or supplied by third parties could fail, be compromised, or be breached, which could disrupt the Company’s business and adversely impact the Company’s results of operations, and financial condition, as well as cause legal exposure or reputational harm.

The potential for operational risk exposure exists throughout the Company’s business and, as a result of the Company’s interactions with and reliance on third parties, is not limited to the Company’s own internal operational functions. The Company’s operational and security systems and infrastructure, including computer systems, data management and internal processes, as well as those of third parties, are integral to the Company’s performance. Truist relies on numerous third-party service providers to conduct aspects of its business operations and faces operational risks relating to them. Third-party cybersecurity incidents, such as system breakdowns or failures, misconduct by the employees of such parties, or cyberattacks, including ransomware, and supply-chain compromises, could affect their ability to deliver a product or service to the Company or result in lost or compromised information of the Company or its clients. Truist cannot be certain that we will receive timely notification of such cyberattacks or other security breaches. Like other large enterprises, Truist experiences malicious cyber activity directed at our vendors and other service providers. There is no guarantee that the measures the Company takes will provide absolute security or recoverability given that the techniques used in cyberattacks are complex and frequently change and are difficult to anticipate. Truist teammates and third parties may expose the Company to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems and infrastructure. For example, the Company’s ability to conduct business may be adversely affected by any significant disruptions, including to third parties with whom the Company interacts or relies upon.

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

Truist Financial Corporation 25

The Company faces risks associated with quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.

The Company’s financial and regulatory reporting and key business decisions are reliant on the quality, availability, and retention of data. While Truist has implemented a robust data management control framework to mitigate the risks associated with data while at rest, in motion, and in use, a control failure may lead to data loss, data misuse, and data quality risks. These failures may ultimately result in inaccuracies in financial and regulatory reports, inhibited management decision-making, financial loss, reputational risk, and regulatory compliance risk, including privacy compliance risks to the extent that the Company has ineffective or flawed consumer data management processes and monitoring.

Other External Risks

The effects of COVID-19 adversely impacted the Company’s operations and financial performance and similar adverse impacts resulting from pandemics could occur in future periods.

Although the global economy has begun to recover from the COVID-19 pandemic, as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains and inflationary pressures, continue to impact the macroeconomic environment and could adversely affect our business.

In addition, a significant portion of the Company’s workforce continues to work remotely at least on a part-time basis, which may increase cybersecurity risks to the Company. Commercial clients have experienced varying levels of disruptions on their supply chains or decreases in demand for their products and services. Consumer clients have experienced interrupted income or unemployment. Certain industries have been particularly susceptible to the effects of the pandemic, including industries where Truist has outstanding loans to clients.

The effects of the pandemic initially resulted in an increase in the allowance for credit losses, a reduction of fee income, a reduction of net interest margin, a decrease in demand for certain types of loans, and an increase in expenses. A resurgence of pandemic conditions could reintroduce these impacts and also affect the Company’s capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause an outflow of deposits, influence the recognition of credit losses on loans and securities and increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital.

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

Transition risks, including changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or client requirements, could have a material adverse impact on asset values and the financial performance of Truist’s businesses, and those of its clients. Climate change could also present incremental risks to the execution of the Company’s long-term strategy. While material impact from climate change is expected to occur over a longer time horizon, the acceleration of a transition to a low-carbon economy could present idiosyncratic risks for individual companies. Additionally, transitioning to a low-carbon economy will entail extensive policy, legal, technology, and market initiatives.

Additionally, the Company faces potential reputational risks as a result of its practices related to climate change, including as a result of the Company’s direct or indirect involvement in certain industries, as well as any decisions management makes in response to managing climate risk, especially as views on climate-related matters become subject to increased polarization. As climate risk is interconnected with all key risk types, Truist continues to embed climate risk considerations into risk management strategies. Due to the level of uncertainty around the future path of climate change, the Company’s risk management strategies may not be effective in fully mitigating climate risk exposures.

26 Truist Financial Corporation

The Company is at risk of increased losses from fraud.

Fraud attacks across the banking sector have significantly increased in recent years. Bad actors have industrialized the execution of fraud attacks with ever increasing sophistication and speed. Bad actors increasingly use sophisticated applications and techniques to perpetrate the fraud. In some cases, these individuals are associated with large criminal organizations that share tactics and strategies. Fraud schemes are wide ranging, including: counterfeit and forged checks; debit and credit card fraud; social engineering; ATM attacks through the use of skimmers to obtain client data; and phishing to obtain client account credentials. These schemes make use of a variety of products and services to steal funds, such as real-time payments, ACH and wire transfers. Bad actors perpetuate fraudulent activity by impersonating real clients with stolen identities and account credentials, use other individuals, known as mules, to interact with Truist, or create new identities, referred to as synthetic identities. In some instances, the fraud is committed by existing clients.

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

An outbreak or escalation of hostilities between countries or within a country or region could have a material adverse effect on the U.S. economy and on Truist’s businesses.

Aggressive actions by hostile governments or groups, including armed conflict or intensified cyberattacks, could expand in unpredictable ways by drawing in other countries or escalating into full-scale war with potentially catastrophic consequences, particularly if one or more of the combatants possess nuclear weapons. Depending on the scope of the conflict, the hostilities could result in worldwide economic disruption, heightened volatility in financial markets, severe declines in asset values, disruption of global trade and supply chains, and diminished consumer, business and investor confidence. Any of the above consequences could have significant negative effects on the U.S. economy, and, as a result, Truist’s operations and earnings. Truist could also experience more numerous and aggressive cyberattacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.

Compliance Risks

Truist is subject to extensive and evolving government regulation and supervision, which could increase the cost of doing business, limit Truist’s ability to make investments and generate revenue, and lead to costly enforcement actions.

The banking and financial services industries are highly regulated. Truist is subject to supervision, regulation, and examination by regulators, including the FRB, FDIC, NCCOB, SEC, CFTC, CFPB, FINRA, NFA, and various other federal and state regulatory agencies. The statutory and regulatory framework governing Truist is generally intended to protect depositors, the DIF, clients, and the U.S. financial system as a whole, and not Truist’s debt holders or shareholders. Truist is also subject to heightened requirements under the enhanced prudential standards and expects increased supervisory scrutiny, including, for example, single counterparty credit limits, heightened expectations with respect to governance, risk management and internal controls and additional capital and liquidity requirements. Reform of the financial services industry resulting from the Dodd-Frank Act, including the EGRRCPA and other legislative, regulatory, and technological changes, affect the Company’s operations.

Truist Financial Corporation 27

These laws and regulations and Truist’s inability to act in certain instances without receiving prior regulatory approval affect Truist’s lending practices, capital structure, investment practices, dividend policy, ability to repurchase common stock and ability to pursue strategic acquisitions, among other activities. Changes to statutes, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect Truist in substantial and unpredictable ways. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, higher compliance expenses, and limitations on the Company’s activities that could have a material adverse effect on operations or profitability.

In recent years, both Congress and the federal banking regulators have engaged in a rebalancing of the post financial crisis legal and regulatory framework, particularly by tailoring enhanced prudential standards to the size, risk profile, and complexity of the banking organization. Under the current presidential administration and Congress, the Company and other large financial institutions are becoming subject to increased scrutiny, more intense supervision and regulation, and a higher risk of enforcement action, with increased fines and penalties which we expect to continue. Truist expects that its businesses will remain subject to extensive regulation and supervision. Any potential new regulations or modifications to existing regulations would likely necessitate changes to Truist’s existing regulatory compliance and risk management infrastructure. Compliance with new regulations and supervisory initiatives may increase costs. In addition, concerns over climate change may prompt changes in regulations that, in turn, could have a material adverse impact on asset values and the financial performance of Truist’s businesses and its clients.

Financial regulators’ prudential and supervisory authority gives them broad power and discretion to direct Truist’s actions, and they have assumed an active oversight, examination, and enforcement role across the financial services industry on both the federal and state levels. Areas of focus in the recent past have been with respect to mortgage-related practices, student lending practices, auto lending practices, complaints management, sales practices and related incentive compensation programs, consumer privacy, fair banking, overdraft and other fees, retention and recordkeeping of electronic communications, and other consumer compliance matters. Truist continues to be subject to examinations and ongoing monitoring to assess compliance with BSA/AML laws and regulations, as well as sanctions compliance administered by the OFAC. Additionally, actual or alleged misconduct by teammates, including unethical, fraudulent, improper, or illegal conduct, or unfair, deceptive, abusive, or discriminatory practices, can result in litigation, or government investigations and enforcement actions, and cause significant reputational harm, even if ultimately unsubstantiated.

Truist also relies upon third parties who may expose the Company to compliance and legal risk. New or existing legal requirements also could heighten the reputational impact of perceived misuses of customer data by the Company and third parties. See additional disclosures in the “Regulatory Considerations” section.

Truist could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted, or contemplated, including policies and rulemaking related to the Dodd-Frank Act, limits on acquisitions, and more stringent capital and liquidity requirements. The cumulative effect of such legislation and regulations on Truist’s’ business, operations, and profitability cannot be accurately predicted. Such regulatory changes may reduce Truist’s revenues, limit the types of financial services and products it may offer, alter the investments it makes, affect the manner in which it operates its businesses, increase its litigation and regulatory costs should it fail to appropriately comply with new or modified laws and regulatory requirements and increase the ability of non-banks to offer competing financial services and products.

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

Requirements to maintain specified levels of capital and liquidity and regulatory expectations as to the quality of the Company’s capital and liquidity may prevent the Company from taking advantage of opportunities in the best interest of shareholders or force the Company to take actions contrary to their interests. For example, Truist may be limited in its ability to pay or increase dividends or otherwise return capital to shareholders. In addition, these requirements may impact the amount and type of loans the Company is able to make. Truist may be constrained in its ability to expand, either organically or through mergers and acquisitions. These requirements may cause the Company to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets’ underlying risks. In addition, liquidity standards require the Company to maintain holdings of highly liquid investments, thereby reducing the Company’s ability to invest in less liquid assets, even if more desirable from a balance sheet return or interest rate risk management perspective. As a Category III banking organization, Truist is subject to additional capital and liquidity requirements.

28 Truist Financial Corporation

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

In addition to repurchase claims from GSEs, Truist could be subject to indemnification claims from non-GSE purchasers of the Company’s loans. Claims could be made if the loans sold fail to conform to statements about their quality, the manner in which the loans were originated and underwritten or their compliance with state and federal law.

Truist faces risks as a servicer of loans.

The Company acts as servicer and master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, the Company has certain contractual obligations to the securitization trusts, investors, or other third parties. As a servicer, Truist’s obligations include foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. In the Company’s capacity as a master servicer, obligations include overseeing the servicing of mortgage loans by the servicer. Generally, the Company’s servicing obligations are set by contract, for which the Company receives a contractual fee. However, GSEs can amend their servicing guidelines unilaterally, which can increase the scope or costs of the services required without any corresponding increase in the Company’s servicing fee. Further, the CFPB has implemented national servicing standards, which have increased the scope and cost of services that the Company is required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of the Company’s servicing obligations. As a servicer, the Company also advances expenses on behalf of investors, which it may be unable to collect.

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

Truist Financial Corporation 29

Truist faces substantial legal and operational risks in safeguarding personal information.

Truist’s businesses are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals. Individuals whose personal information may be protected by law can include the Company’s clients (and in some cases its clients’ clients), prospective clients, job applicants, teammates, and the employees of the Company’s vendors, and third parties. Complying with the laws, rules and regulations applicable to the Company’s disclosure, collection, use, sharing and storage of personal information can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by the Company or a third-party affiliated with the Company could expose the Company to litigation or regulatory fines, penalties or other sanctions.

Additional risks could arise from the failure of the Company or third parties to provide adequate disclosure or transparency to the Company’s clients about the personal information collected from them and the use of such information; to receive, document, and honor the privacy preferences expressed by the Company’s clients; to protect personal information from unauthorized disclosure; or to maintain proper training on privacy practices for all teammates or third parties who have access to personal information. Concerns regarding the effectiveness of Truist’s measures to safeguard personal information, or even the perception that those measures are inadequate, could cause Truist to lose existing or potential clients, and thereby reduce Truist’s revenues. Furthermore, any failure or perceived failure by the Company to comply with applicable privacy or data protection laws, rules and regulations may subject it to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage Truist’s reputation and otherwise adversely affect its businesses.

In recent years, well-publicized incidents involving the inappropriate collection, use, sharing or storage of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information by companies. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the collection, use, sharing and storage of personal information. Truist will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines, and enforcement actions. These types of laws, rules and regulations could prohibit or significantly restrict financial services firms such as Truist from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict Truist’s use of personal data when developing or offering products or services to clients. These restrictions could also inhibit Truist’s development or marketing of certain products or services or increase the costs of offering them to clients.

Differences in regulation can affect the Company’s ability to compete effectively.

The content and application of laws and regulations affecting financial services firms sometimes vary according to factors such as the size of the firm, the jurisdiction in which it is organized or operates, and other criteria. Large institutions, such as the Company, often are subject to more stringent regulatory requirements and supervision than smaller institutions. In addition, financial technology companies and other non-traditional competitors may not be subject to banking regulation or may be supervised by a national or state regulatory agency that does not have the same regulatory priorities or supervisory requirements as the Company’s regulators. These differences in regulation can impair the Company’s ability to compete effectively with competitors that are less regulated and do not have similar compliance costs.

The Company can face risks of non-compliance and incur higher operational and compliance costs under laws and regulations relating to anti-money laundering, economic sanctions, embargo programs, and anti-corruption.

Truist must comply with laws and regulations relating to anti-money laundering, economic sanctions, embargo programs and anti-corruption, which can increase its risks of non-compliance and costs associated with the implementation and maintenance of complex compliance programs. A violation of any of these legal and regulatory requirements could subject Truist or individual employees to regulatory enforcement actions as well as significant civil and criminal penalties.

30 Truist Financial Corporation

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

The Company must generally satisfy a number of meaningful conditions before completing an acquisition of another bank or BHC, including federal and state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition; financial condition and future prospects, including current and projected capital ratios and levels; the competence, experience and integrity of management; record of compliance with laws and regulations; the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA; the effectiveness of the acquiring institution in combating money laundering activities; and public comments from various stakeholders. In addition, U.S. regulators must take systemic risk to the U.S. financial system into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like Truist. There is no certainty as to when or if or on what terms and conditions, any required regulatory approvals will be granted for any potential acquisition. In specific cases, Truist may be required to sell banks or branches or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent the Company from completing an announced acquisition. There has been increased scrutiny of bank and financial institution acquisitions from regulators and government entities in recent years. Refer to the “Acquisitions” section within Item 1 “Business” for additional discussion.

Truist Financial Corporation 31

Truist has businesses other than banking that are subject to a variety of risks.

Truist is a diversified financial services company. This diversity subjects the Company’s earnings to a broader variety of risks and uncertainties. Other businesses in addition to banking that the Company operates include insurance brokerage, investment banking, securities underwriting and market making, loan syndications, investment management and advice and retail and wholesale brokerage services offered through the Company’s subsidiaries. These businesses entail significant market, operational, credit, compliance, technology, legal and other risks that could materially adversely impact the Company’s results of operations.

Regulatory and Legal Risks

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

Federal law grants substantial enforcement powers to federal banking regulators and law enforcement agencies. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; and to initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Any future enforcement action could have a material adverse impact. In addition, governmental authorities have, at times, sought criminal penalties against companies in the financial services sector for violations, and, at times, have required an admission of wrongdoing from financial institutions in connection with resolving such matters. Criminal convictions or admissions of wrongdoing in a settlement with the government can lead to greater exposure in civil litigation, reputational harm, and other significant collateral consequences such as restrictions on engaging in new activities or acquisitions.

A failure to comply with regulatory requirements and expectations could expose the Company to fines, regulatory penalties, other costs, reputational damage, civil litigation, and regulatory or enforcement actions which may, in turn, result in limitations on engaging in new activities or expanding geographically and lead to higher operational and compliance costs. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of settlements, which could have significant consequences for a financial institution, including loss of clients, restrictions on the ability to access the capital markets and the inability to operate certain businesses or offer certain products for a period of time. Violations of laws and regulations or deemed deficiencies in risk management practices also may be incorporated into Truist’s confidential supervisory ratings. A downgrade in these ratings, or these or other regulatory actions and settlements, could limit Truist’s ability to conduct expansionary activities for a period of time and require new or additional regulatory approvals before Truist can engage in certain other business activities.

Further, some legal frameworks provide for the imposition of fines or penalties for noncompliance even when the noncompliance was inadvertent or unintentional and even when there were controls in place designed to ensure compliance. For example, Truist is subject to orders and regulations issued by OFAC that prohibit financial institutions from engaging with prohibited parties, including certain foreign governments, legal entities and individuals. OFAC has the authority to impose penalties for any violation of the prohibitions, whether the violation is intentional or unintentional, even if there were appropriate controls and Truist acted in good faith.

Legal proceedings may adversely affect the Company’s results, reputation, and business operations.

In the ordinary course of its business, the Company is subject to lawsuits, claims, and formal and informal enforcement activity, including regulatory investigations. The volume of legal proceedings against participants in the financial services industry, including the Company, is substantial, and enforcement actions by regulatory authorities are becoming more common in the current regulatory environment. Legal proceedings against financial services firms may increase depending on factors such as market downturn, changes in law and increased regulatory scrutiny.

32 Truist Financial Corporation

Heightened regulatory scrutiny or the results of an investigation or examination may lead to additional regulatory investigations or enforcement actions. There is no assurance that those actions will not result in regulatory settlements or other enforcement actions against Truist. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings by multiple federal and state agencies and officials. In addition, if one or more financial institutions are found to have violated a law or regulation relating to certain business activities, this could lead to investigations by regulators or other governmental agencies of the same or similar activities by other financial institutions, including Truist, and large fines and remedial measures that may have been imposed in resolving earlier investigations for the same or similar activities at other financial institutions may be used as the basis for future settlements.

Claims and legal actions, including class action lawsuits and enforcement proceedings, could involve large monetary amounts, significant defense costs, and result in settlements, judgments, penalties, fines, injunctions, or other forms of relief that are adverse to the Company. Responding to inquiries, investigations, lawsuits, and other proceedings is time-consuming and expensive and can divert senior management attention from Truist’s business.

The outcome of any such legal proceedings, as well as the timing of any ultimate resolutions, may be difficult to predict or estimate. Actual legal and other costs arising from claims and legal actions may be greater than the Company’s legal accruals. Further, the Company may not have accruals for all legal proceedings where we face a risk of loss where the loss cannot be reasonably estimated. The ultimate resolution of a pending legal proceeding or significant regulatory or government action against the Company could materially adversely affect the Company’s results of operations and financial condition or cause significant reputational harm, which may adversely impact the Company’s business prospects. Further, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company’s results of operations and financial condition.

Reputational Risks

Negative public opinion could damage the Company’s reputation and adversely impact business and revenues.

Truist’s earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending, sales and other operating practices, corporate governance, acquisitions, a breach of client or teammate information, the failure of any product or service sold to meet clients’ expectations or applicable regulatory requirements. In addition, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with clients and third parties with whom the Company does business. The compromise of personal information, in particular, could result in identify theft and cause serious reputational harm. Any cybersecurity breaches, attacks and other similar incidents could significantly harm Truist’s reputation, which could adversely affect the Company’s financial condition and results of operation.

Negative public opinion could also result from increased polarization of environmental and social considerations that may affect Truist and clients of Truist. Negative public opinion could adversely affect the Company’s ability to attract and retain clients and teammates and can result in litigation and regulatory actions. Actual or alleged conduct by one of the Company’s businesses can result in negative public opinion about the Company’s other businesses. Actual or alleged conduct by another financial services company can result in negative public opinion about the financial services industry in general and, as a result, adversely affect Truist.

Scrutiny of the Company’s sales, training, and incentive compensation practices could damage the Company’s reputation and adversely impact business and revenues.

The Company may face increased scrutiny of its sales and other business practices, training practices, incentive compensation design and governance, and quality assurance and client complaint resolution practices. There can be no assurance that the Company’s processes and actions will meet regulatory standards or expectations. Findings from self-identified or regulatory reviews may require responsive actions, including increased investments in compliance systems and teammates or the payment of fines, penalties, increased regulatory assessments or client redress and may increase legal or reputational risk exposures.

Talent Management Risks

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

Truist Financial Corporation 33

The Company depends on the ability to attract and retain qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions in order to implement and execute upon business strategies.

The Company’s success depends upon the ability to attract and retain high performing, diverse and well-qualified teammates. The Company faces significant competition in the recruitment of highly motivated teammates who can deliver Truist’s purpose, mission, and values, which has recently intensified as a result of changes in the labor market caused by COVID-19, broader economic factors and evolving expectations of the workforce. Changes in employee preferences for work environments, in particular the desire of teammates to work remotely for many or all of their hours, may impact our ability to attract and retain qualified teammates in those areas of our operations that require a concentration of onsite personnel (e.g., call centers). The Company’s ability to execute its business strategy and provide high quality service may suffer if the Company is unable to recruit or retain a sufficient number of qualified teammates or if the costs of employee compensation or benefits increase substantially. The U.S. banking agencies have jointly issued comprehensive guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging teammates to take imprudent risks. This guidance significantly affects the amount, form, and context of incentive compensation that may be provided to teammates and could negatively affect Truist’s ability to compete for talent relative to non-banking companies. The SEC finalized its incentive compensation clawback rule which may result in additional costs and restrictions on the form of the Company’s incentive compensation.

The Company’s operations rely on its ability, and the ability of key external parties, to maintain appropriately staffed workforces, and on the competence, trustworthiness, health and safety of employees.

Truist’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients, and to maintain an effective risk management framework is highly dependent on its ability to staff its operations appropriately and on the competence, integrity, health and safety of its teammates. Truist is similarly dependent on the workforces of other parties on which its operations rely, including vendors and other service providers. Truist’s businesses could be materially and adversely affected by the ineffective implementation of business decisions; any failure to institute controls that appropriately address risks associated with business activities; or to appropriately train teammates with respect to those risks and controls; or staffing shortages, particularly in tight labor markets. Changes in law or regulation in jurisdictions in which our operations are located that affect employees may also adversely affect our ability to hire and retain qualified teammates in those jurisdictions. In addition, the Company’s business could be adversely impacted by a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or other negative outcomes caused by human error or misconduct by a teammate of Truist or an employee of another party on which Truist’s operations depend. Truist’s operations could also be impaired if the measures taken by it or by governmental authorities to help ensure the health and safety of its teammates are ineffective, or if any external party on which Truist relies fails to take appropriate and effective actions to protect the health and safety of its employees.

Risks Related to Estimates and Assumptions

There are risks resulting from the extensive use of models in Truist’s business, which may impact decisions made by Management and regulators.

Truist relies on models to measure risks, estimate certain financial values, and inform certain business decisions. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items.

Poorly designed, implemented, or incorrectly used models present the risk that certain Truist business decisions may be adversely affected by inappropriate model output. Also, information Truist provides to the public or to its regulators based on poorly designed, implemented, or incorrectly used models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions to Truist’s shareholders, could be adversely affected due to the perception of insufficient model quality or incorrect model use.

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

34 Truist Financial Corporation

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the realization of income and expense or the recognition of assets and liabilities in the Company’s financial statements. Truist has established detailed policies and procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Due to the uncertainty surrounding the Company’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that adjustments to accounting policies or restatement of prior period financial statements will not be required.

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

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. Future adverse changes in economic conditions or expected financial performance may cause the fair value of a reporting unit to be below its carrying amount, resulting in goodwill impairment. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to the Company’s market capitalization over a reasonable period of time. While this comparison provides some relative market information about the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in the Company’s market capitalization could be an indication of potential goodwill impairment. Refer to the “Critical Accounting Policies” section for additional details related to the Company’s intangible assets policy.

Operational Risks

Truist relies on other companies to provide key components of the Company’s business infrastructure.

Third parties provide key components of the Company’s business infrastructure, such as banking services, data processing, business processes, internet connections, and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the Company’s ability to deliver products and services to clients, to support teammates and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect the Company’s business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, in some instances, the Company may be responsible for failures of such third parties to comply with government regulations. The Company is not insured against all types of losses as a result of third-party failures, and the insurance coverage that does exist may be inadequate to protect the Company from all losses resulting from system failures or other disruptions. Failures in the Company’s business infrastructure could interrupt its operations or increase the costs of doing business.

The Company’s framework for managing risks may not be effective.

The Company’s risk management framework seeks to mitigate risk and loss. Truist has established policies, processes, and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which the Company is subject, including liquidity, credit, market, operational, technology, reputational, strategic, and compliance risk, among others. However, the Company’s risk management measures may not be fully effective in identifying and mitigating the Company’s risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the frameworks for assessing risk are properly designed and implemented. Some of the Company’s methods of managing risk are based upon the Company’s use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If the Company’s risk management framework proves ineffective, it could suffer unexpected losses and could be materially adversely affected.

Truist Financial Corporation 35

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

Truist can be negatively affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services, and delivery platforms.

When Truist launches a new product or service, introduces a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquires or invests in a business or makes changes to an existing product, service or delivery platform, it may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish Truist’s ability to operate one or more of its businesses or result in potential liability to clients and counterparties, and result in increased operating expenses. The Company could also experience higher litigation costs, including regulatory fines, penalties and other sanctions, reputational damage, impairment of Truist’s liquidity, regulatory intervention, or weaker competitive standing. Any of the foregoing consequences could materially and adversely affect Truist’s businesses and results of operations.

Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.

The Company must comply with enhanced regulatory and other standards associated with doing business with vendors and other service providers, including standards relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. Truist incurs significant costs and expenses in connection with its initiatives to address the risks associated with oversight of its internal and external service providers. Truist’s failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could materially adversely affect Truist. Specifically, any such failure could result in: potential harm to clients, and any liability associated with that harm; regulatory fines, penalties or other sanctions; lower revenues, and the opportunity cost from lost revenues; increased operational costs, or harm to Truist’s reputation.

ITEM 2. PROPERTIES

Truist’s owns its headquarters building at 214 North Tryon Street, Charlotte, NC, 28202. Truist owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic United States. Truist owns or leases retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic United States. See Table 2 for a list of Truist’s branches by state. Truist also operates numerous insurance agencies and other businesses that occupy facilities throughout the U.S. and Canada. Management believes that these premises, in the aggregate, are well-located and suitably equipped to serve as financial services facilities. See “Note 6. Premises and Equipment” for additional disclosures.

36 Truist Financial Corporation

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Truist’s common stock is traded on the NYSE under the symbol “TFC.” As of December 31, 2022, Truist’s common stock was held by 84,359 registered shareholders.

Common Stock

Truist’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to its capital plan meeting the SCB requirements from the FRB. Truist’s ability to generate liquid assets for distribution is dependent on the ability of Truist Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments and needs to be balanced with maintaining sufficient capital to support future growth and meet regulatory requirements.

Management’s target common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) is between 30% and 50% during normal economic conditions. Truist’s common dividend payout ratio was 45% in 2022 compared to 41% in 2021 and 58% in 2020. Truist expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates on or about the first of March, June, September, and December. A discussion of dividend restrictions is included in “Note 17. Regulatory Requirements and Other Restrictions” and in the “Regulatory Considerations” section.

Share Repurchases

Truist has periodically repurchased shares of its own common stock and expects to periodically repurchase shares in the future, to the extent the Company has excess capital and does not have sufficient investment opportunities in the form of organic growth and / or acquisitions. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase and are therefore available for future issuances. Repurchases may be affected through open market purchases, privately negotiated transactions, trading plans established in accordance with SEC rules, or other means. The timing and exact amount of repurchases are subject to various factors, including the Company’s capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended or resumed at any time. During 2022, the Company repurchased 5.1 million shares of common stock totaling $250 million through open market purchases. The following table provides information for share repurchases as part of publicly announced plans and shares exchanged or surrendered in connection with the exercise of equity-based awards:

Table 5: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as part of Publicly Announced Plans (3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (3)
October 1, 2022 to October 31, 2022	—	$—	—	$4,100
November 1, 2022 to November 30, 2022	1	46.33	—	4,100
December 1, 2022 to December 31, 2022	—	—	—	4,100
Total	1	46.33	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)In July 2022, the Board of Directors approved, effective October 1, 2022, new repurchase authority to effectuate repurchases up to an aggregate of $4.1 billion in shares of the Company’s common stock through September 30, 2023.

Truist Financial Corporation 37

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

These preferred stock redemptions were in accordance with the terms of the Company’s Articles of Incorporation.

See “Note 12. Shareholders’ Equity” for information about preferred stock.

Equity Compensation Plan Information

The following table provides information about equity-based awards as of December 31, 2022:

Table 6: Equity Compensation Plan Information
Plan Category	(a)(1)(2) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(3) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	11,407,677	$35.02	41,980,866
Not approved by security holders	6,828,634	23.89	—
Total	18,236,311	$32.22	41,980,866
(1)Includes 10,995,360 RSUs and PSUs in plans approved by security holders.
(2)Plans not approved by security holders consists of 138,242 options outstanding with a weighted average exercise price of $23.89 and 6,690,392 RSUs for plans that were assumed in mergers and acquisitions and issued prior to shareholder approval of the Truist Financial Corporation 2022 Incentive Plan.
(3)Excludes RSUs and PSUs because they do not have an exercise price.

38 Truist Financial Corporation

Five-Year Common Stock Performance

The following graph and table compare the cumulative total shareholder return of the Company’s common stock, the S&P 500 Index, and the KBW Nasdaq Bank Index for the five-year period ended December 31, 2022. The Company is a component of both indexes. The graph and table assume an initial investment of $100 was made on December 31, 2017 in each of the Company’s common stock and the two indexes, as well as reinvestment of all dividends without commissions.

Cumulative Total Shareholder Return
$200
$175
$150
$125
$100
$75
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Truist Financial Corporation
S&P 500 Index
KBW Nasdaq Bank Index

Table 7: Cumulative Total Shareholder Return
	Invested	Cumulative Total Return
As of / Through December 31,	2017	2018	2019	2020	2021	2022
Truist Financial Corporation	$100.00	$89.78	$120.77	$107.33	$135.31	$103.49
S&P 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
KBW Nasdaq Bank Index	100.00	82.29	112.01	100.47	138.99	109.25

Truist Financial Corporation 39

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-K, and other information contained in this document. For discussion of 2021 results as compared to 2020 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021.

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A-Risk Factors of this report.

Executive Overview

This year was a strategic turning point for Truist as we began to shift our focus to executional excellence and purposeful growth. Results for 2022 were solid, reflecting post-integration momentum and progress in many areas. Robust loan growth, significant margin expansion, and good cost discipline contributed to our strong performance. Credit quality remains strong reflecting our conservative credit culture and diverse business mix. We also delivered on our commitment to achieve positive operating leverage for the full-year 2022.

We fulfilled our purpose to inspire and build better lives and communities in many ways throughout the year. We showed care for our teammates with a bold increase in our minimum wage; created new ways to meet clients’ needs through initiatives like Truist One Banking and enhanced digital offerings like Truist Assist, Truist Invest Pro, and Truist Trade; and supported our communities, including introducing a $120 million commitment to small businesses. In addition, we exceeded our $60 billion Community Benefits Plan commitment that we established at the time of the Merger.

We continued to have strong momentum during the year with regards to other environmental, social and governance initiatives that we have undertaken. We announced our goal to achieve net zero greenhouse gas emissions by 2050, which will help support our clients’ transition to a low-carbon economy. In support of this goal, we joined the Partnership for Carbon Accounting Financials, and set 2030 goals to reduce Scope 1 and Scope 2 emissions by 35% each, and to reduce water consumption by 25%, relative to 2019. With 17.2% of senior leadership roles being held by ethnically diverse teammates, we have exceeded our original goal and we aspire for continued growth in this area, and surpassed our goal of 10% spend with diverse suppliers in 2022. Truist was ranked 5th overall within the JUST 100 list and recognized as one of Fortune Magazine’s Most Admired Companies.

Truist maintained strong capital and liquidity in 2022 and made a number of strategic investments to deploy capital and expand on its businesses. During 2022, Truist made the following acquisitions:

•BankDirect Capital Finance, the insurance premium finance unit of Texas Capital Bancshares, which resulted in the addition of approximately $3.1 billion of loans;
•BenefitMall, one of the nation’s leading benefit wholesale general insurance agencies, to broaden the selection of products and services offered by IH’s wholesale insurance broker;
•Kensington Vanguard National Land Services, one of the largest independent full-service national title insurance agencies, to expand IH’s presence in the title insurance market; and
•A noncontrolling equity interest in SunTrust Merchant Services, LLC, in exchange for the rights to certain merchant banking relationships, including relationships previously referred by Truist to SunTrust Merchant Services, LLC.

Truist increased the quarterly common dividend 8% during the year and declared total common dividends of $2.00 per share during 2022. The dividend payout ratio for 2022 was 45% compared to 41% for the prior year. The total payout ratio for 2022 was 49% compared to 68% for the prior year.

40 Truist Financial Corporation

Financial Results

Net income available to common shareholders totaled $5.9 billion for 2022, a 1.8% decrease from the prior year. On a diluted per common share basis, earnings for 2022 were $4.43, compared to $4.47 for 2021. Truist’s results of operations for 2022 produced a return on average assets of 1.15% and a return on average common shareholders’ equity of 10.4% compared to prior year ratios of 1.23% and 9.7%, respectively. Results include merger-related and restructuring charges of $513 million ($393 million after-tax) for 2022 compared to $822 million ($631 million after-tax) for 2021, and incremental operating expenses related to the Merger of $465 million ($356 million after-tax) for 2022 compared to $771 million ($592 million after-tax) for 2021. Additionally, the 2022 results include a gain on the redemption of noncontrolling equity interest of $74 million ($57 million after-tax) related to the acquisition of certain merchant services relationships, a gain on the early extinguishment of long-term debt of $39 million ($30 million after-tax), partially offset by net losses on the sales of securities of $71 million ($54 million after-tax). The 2021 results include charitable contributions of $200 million ($153 million after-tax), an acceleration of loss recognition related to certain terminated cash flow hedges of $36 million ($28 million after tax), and a one-time professional fee expense of $30 million ($23 million after tax), partially offset by a small gain on extinguishment of debt.

Table 8: Earnings Highlights
Year Ended December 31, (Dollars in millions)				Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net income available to common shareholders	$5,927	$6,033	$4,184	$(106)	$1,849
Diluted earnings per common share	4.43	4.47	3.08	(0.04)	1.39

Net interest income - taxable equivalent	$14,458	$13,114	$13,951	$1,344	$(837)
Noninterest income	8,719	9,290	8,879	(571)	411
Total taxable-equivalent revenue	$23,177	$22,404	$22,830	$773	$(426)
Less taxable-equivalent adjustment	142	108	125
Total revenue	$23,035	$22,296	$22,705

Return on average assets	1.15%	1.23%	0.90%	(0.08)%	0.33%
Return on average common shareholders’ equity	10.4	9.7	6.8	0.7	2.9
Net interest margin - taxable equivalent	3.01	2.86	3.22	0.15	(0.36)

Truist’s revenue for 2022 was $23.0 billion. On a TE basis, revenue was $23.2 billion, which represents an increase of $773 million compared to 2021. Net interest income on a TE basis was $14.5 billion, an increase of $1.3 billion primarily due to higher market interest rates coupled with strong loan growth and well controlled deposit costs. These increases were partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $22.3 billion, or 4.9%, compared to the earlier year. The increase in average earning assets reflects a $13.4 billion, or 4.6%, increase in average outstanding loans and a $7.8 billion, or 5.6%, increase in average securities. Average deposits increased $19.7 billion, or 4.9%, and average short-term borrowings increased $8.8 billion, or 142%, partially offset by a decrease in average long-term debt of $3.2 billion, or 8.7%, compared to the earlier year. Noninterest income for 2022 decreased $571 million compared to 2021 primarily due to lower investment banking and mortgage banking income, partially offset by growth in insurance revenues.

NIM was 3.01% for 2022, up 15 basis points compared to the prior year primarily due to higher market interest rates and well controlled deposit costs. The growth in NIM was negatively impacted by lower purchase accounting accretion, which benefited NIM by 13 basis points in 2022 compared to 26 basis points in 2021. The TE yield on the total loan portfolio for 2022 was 4.36%, up 41 basis points. The TE yield on the average securities portfolio was 1.88%, up 38 basis points. The average cost of interest-bearing deposits was 0.42%, up 36 basis points. The average cost of total deposits was 0.27%, up 23 basis points. The average cost of long-term debt was 2.31%, up 78 basis points. The increases in rates on assets and liabilities reflects the rising rate environment during 2022.

The provision for credit losses was $777 million, compared to a benefit of $813 million for the prior year. The current year reflects strong loan growth and a moderate decline in the ALLL ratio, whereas the prior year included reserve releases due to the improving economic environment during that period. Net charge-offs were $823 million, compared to $697 million for the prior year. The net charge-off ratio for the current year of 0.27% was up three basis points compared to the earlier year primarily driven by normalizing trends across certain consumer portfolios, partially offset by lower charge offs in the commercial and industrial portfolio.

Noninterest expense decreased $527 million, or 3.5%, compared to the prior year. Excluding the aforementioned items and the impact of amortization expense for intangibles, noninterest expense increased $380 million, or 3.0%, driven by higher professional fees, operational losses, expenses related to acquired companies and marketing expenses, partially offset by lower occupancy and equipment expenses.

The provision for income taxes was $1.4 billion for 2022, compared to $1.6 billion to 2021. The effective tax rate for 2022 was 18.3%, compared to 19.5% for the prior year. The decrease in the effective tax rate was primarily driven by higher favorable permanent tax items and an increase in discrete tax benefits.

Truist Financial Corporation 41

Truist’s total assets at December 31, 2022 were $555.3 billion, an increase of $14.0 billion, or 2.6%, compared to December 31, 2021. Total loans and leases at December 31, 2022, were $327.4 billion, an increase of $33.1 billion, or 11% compared with December 31, 2021. The increase in loans reflects strong production during the year across most industry verticals and product groups in the commercial and industrial portfolio, as well as growth in the majority of the consumer portfolios. Truist’s total investment securities portfolio declined $25.1 billion, or 16%, as paydowns and maturities were reinvested in the loan portfolio and the fair value of the AFS portfolio declined due to the rising rate environment. In the first quarter of 2022, Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies.

Total liabilities at December 31, 2022 were $494.7 billion, an increase of $22.7 billion, or 4.8%, from the prior year, reflecting an increase of $18.1 billion in short-term borrowings and an increase of $7.3 billion, or 20%, in long-term debt, partially offset by a decrease of $3.0 billion, or 0.7%, in deposits.

Total shareholders’ equity was $60.5 billion at December 31, 2022, a decrease of $8.7 billion from December 31, 2021. This decline includes a decrease of $12.0 billion in AOCI and $3.0 billion in dividends, partially offset by $6.3 billion in net income. Truist’s book value per common share at December 31, 2022 was $40.58, compared to $47.14 at December 31, 2021.

Asset quality ratios were relatively stable at December 31, 2022 compared to the prior year, reflecting Truist’s prudent risk culture and portfolio diversification. Nonperforming loans and leases held for investment were 0.36% of loans and leases held for investment at December 31, 2022, down two basis points compared to December 31, 2021. The ALLL ratio was 1.34% compared to 1.53% for prior year. The ratio of the ALLL to net charge-offs was 5.32X for 2022, compared to 6.36X in 2021.

As of December 31, 2022, the CET1 ratio was 9.0% and the average LCR was 112%. The 60 basis point decline in the CET1 ratio compared to December 31, 2021 primarily reflects strong loan growth, acquisitions, and the impact from the phase-in of the CECL transition relief.

On February 16, 2023, the Company entered into an agreement to sell a 20% stake of the common equity in Truist Insurance Holdings, a subsidiary of Truist and the sixth-largest insurance brokerage in the U.S., for $1.95 billion to an investor group led by Stone Point Capital, LLC. The closing of the investment is expected to occur in the second quarter of 2023, subject to customary closing conditions and regulatory approvals. The transaction allows Truist to maintain strategic flexibility and future upside in Truist Insurance Holdings, which will continue to benefit from Truist’s operations, access to capital, and client relationships. Truist will also preserve and enhance its client service approach to offering leading insurance products to its banking clients. Moreover, Truist Insurance Holdings gains an experienced partner in Stone Point, which brings deep industry expertise and access to capital to help accelerate Truist Insurance Holdings’ growth. Upon closing of the transaction, a five-person Board will be formed to oversee Truist Insurance Holdings, comprising four members appointed by Truist and one member appointed by Stone Point.

Key Areas of Focus

Truist’s business is dynamic and complex. Consequently, management annually evaluates and, as necessary, adjusts the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. Achieving key strategic objectives and long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the following are the key areas of focus most likely to impact Truist’s near to medium term performance:

•Actualizing our purpose to inspire and build better lives and communities and driving executional excellence to realize our potential;
•More focus on integrated relationship management to deepen relationships, improve client experiences, and/or deliver the bank as One Team;
•Digitizing the enterprise through our “T3 strategy” to create a world-class client experience and streamline, simplify, and automate processes and operations; and
•Making Truist a great place to work through our purpose-driven and inclusive culture, competitive compensation and benefits, and compelling career development and growth opportunities.

In addition, certain other challenges and unforeseen events could have a near term impact on Truist’s financial condition and results of operations. See the sections titled “Forward-Looking Statements” and “Risk Factors” for additional examples of such challenges.

42 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income and NIM

2022 compared to 2021

TE net interest income for the year ended December 31, 2022 was up $1.3 billion, or 10%, compared to the prior year primarily due to higher market interest rates coupled with strong loan growth and well controlled deposit costs, partially offset by lower purchase accounting accretion and lower PPP revenue. Average earning assets increased $22.3 billion, or 4.9%, compared to the prior period. The increase in average earning assets reflects a $13.4 billion, or 4.6%, increase in average total loans and leases and a $7.8 billion, or 5.6%, increase in average securities. Average deposits increased $19.7 billion, or 4.9%, and average short-term borrowings increased $8.8 billion, or 142%, compared to the prior year, while average long-term debt decreased $3.2 billion, or 8.7%.

Net interest margin was 3.01% for the year ended December 31, 2022, up 15 basis points compared to the prior year. The growth in NIM was negatively impacted by lower purchase accounting accretion, which benefited NIM by 13 basis points in 2022 compared to 26 basis points in 2021. The yield on the total loan portfolio for the year ended December 31, 2022 was 4.36%, up 41 basis points compared to the prior year, reflecting higher market interest rates, partially offset by lower purchase accounting accretion and lower PPP revenue. The yield on the average securities portfolio was 1.88% for the year ended December 31, 2022, up 38 basis points compared to the prior year primarily due to the higher rate environment.

The average cost of total deposits was 0.27% for the year ended December 31, 2022, up 23 basis points compared to the prior year. The average cost on short-term borrowings was 2.58% for the year ended December 31, 2022, up 182 basis points compared to the prior year. The average cost on long-term debt was 2.31% for the year ended December 31, 2022, up 78 basis points compared to the prior year. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

As of December 31, 2022, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $741 million and $81 million, respectively, with no remaining mark for deposits. As of December 31, 2021, the remaining unamortized fair value marks on the loan and lease portfolio, deposits and long-term debt were $1.3 billion, $7 million, and $139 million, respectively.

The remaining unamortized purchase accounting fair value mark on loans and leases consists of $474 million for consumer loans and leases, and $267 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

Truist Financial Corporation 43

Table 9: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis (1)
										2022 vs. 2021			2021 vs. 2020
Year Ended December 31, (Dollars in millions)	Average Balances (5)			Yield/Rate			Income/Expense			Incr. (Decr.)	Change due to		Incr. (Decr.)	Change due to
	2022	2021	2020	2022	2021	2020	2022	2021	2020		Rate	Volume		Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$10,591	$7,633	$2,194	0.88%	0.73%	1.81%	$93	$56	$40	$37	$13	$24	$16	$(35)	$51
GSE	498	1,799	1,846	2.24	2.29	2.33	11	41	43	(30)	(1)	(29)	(2)	(1)	(1)
Agency MBS	131,669	128,306	78,564	1.94	1.52	2.07	2,552	1,953	1,625	599	547	52	328	(511)	839
States and political subdivisions	392	429	501	3.88	3.55	3.92	15	15	19	—	1	(1)	(4)	(2)	(2)
Non-agency MBS	4,072	1,299	86	2.30	2.20	16.81	94	28	15	66	1	65	13	(23)	36
Other	44	31	36	3.60	1.90	2.33	2	1	1	1	1	—	—	—	—
Total securities	147,266	139,497	83,227	1.88	1.50	2.09	2,767	2,094	1,743	673	562	111	351	(572)	923
Interest earning trading assets	5,767	5,602	4,655	4.15	2.78	3.62	239	156	168	83	78	5	(12)	(43)	31
Other earning assets (3)	20,429	19,498	31,240	1.88	0.24	0.50	384	48	156	336	334	2	(108)	(63)	(45)
Loans and leases, net of unearned income: (4)
Commercial and industrial	149,030	137,304	147,603	3.91	3.04	3.42	5,823	4,174	5,053	1,649	1,270	379	(879)	(540)	(339)
CRE	22,697	25,269	27,410	4.01	2.85	3.32	920	728	914	192	271	(79)	(186)	(119)	(67)
Commercial Construction	5,326	6,053	6,659	4.46	2.98	3.72	228	173	243	55	79	(24)	(70)	(48)	(22)
Residential mortgage	51,721	45,500	51,423	3.60	4.14	4.51	1,860	1,884	2,320	(24)	(263)	239	(436)	(181)	(255)
Residential home equity and direct	25,232	25,319	26,951	5.64	5.69	6.03	1,422	1,441	1,625	(19)	(14)	(5)	(184)	(89)	(95)
Indirect auto	27,197	26,621	25,055	5.50	6.12	6.61	1,497	1,629	1,656	(132)	(167)	35	(27)	(127)	100
Indirect other	11,876	10,935	11,264	6.39	6.70	7.11	758	731	801	27	(35)	62	(70)	(46)	(24)
Student	6,114	7,251	7,596	4.97	3.99	4.62	304	289	351	15	65	(50)	(62)	(47)	(15)
Credit card	4,753	4,650	5,027	9.57	8.92	9.34	455	415	470	40	31	9	(55)	(21)	(34)
Total loans and leases HFI	303,946	288,902	308,988	4.36	3.97	4.35	13,267	11,464	13,433	1,803	1,237	566	(1,969)	(1,218)	(751)
LHFS	2,889	4,546	5,513	4.23	2.63	3.13	122	120	173	2	56	(54)	(53)	(25)	(28)
Total loans and leases	306,835	293,448	314,501	4.36	3.95	4.33	13,389	11,584	13,606	1,805	1,293	512	(2,022)	(1,243)	(779)
Total earning assets	480,297	458,045	433,623	3.49	3.03	3.61	16,779	13,882	15,673	2,897	2,267	630	(1,791)	(1,921)	130
Nonearning assets	63,533	64,340	65,462
Total assets	$543,830	$522,385	$499,085
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$111,539	$107,311	$94,879	0.47	0.05	0.23	519	59	216	460	458	2	(157)	(183)	26
Money market and savings	145,645	134,303	123,826	0.37	0.03	0.21	536	35	264	501	497	4	(229)	(248)	19
Time deposits	15,514	18,025	30,008	0.58	0.30	1.02	90	54	305	36	44	(8)	(251)	(160)	(91)
Total interest-bearing deposits (6)	272,698	259,639	248,713	0.42	0.06	0.32	1,145	148	785	997	999	(2)	(637)	(591)	(46)
Short-term borrowings	14,957	6,170	10,129	2.58	0.76	1.35	385	47	137	338	212	126	(90)	(48)	(42)
Long-term debt	34,172	37,410	45,793	2.31	1.53	1.75	791	573	800	218	271	(53)	(227)	(92)	(135)
Total interest-bearing liabilities	321,827	303,219	304,635	0.72	0.25	0.57	2,321	768	1,722	1,553	1,482	71	(954)	(731)	(223)
Noninterest-bearing deposits (6)	145,392	138,733	114,580
Other liabilities	12,794	11,300	11,846
Shareholders’ equity	63,817	69,133	68,024
Total liabilities and shareholders’ equity	$543,830	$522,385	$499,085
Average interest-rate spread				2.77%	2.78%	3.04%
NIM/net interest income - taxable equivalent				3.01%	2.86%	3.22%	$14,458	$13,114	$13,951	$1,344	$785	$559	$(837)	$(1,190)	$353
Taxable-equivalent adjustment							$142	$108	$125
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
(6)Total deposit costs were 0.27%, 0.04%, and 0.22% for the years ended December 31, 2022, 2021, and 2020, respectively.
44 Truist Financial Corporation

Provision for Credit Losses

2022 compared to 2021

The provision for credit losses was $777 million for the year ended December 31, 2022, compared to a benefit of $813 million for the prior year. The current year reflects strong loan growth and a moderate decline in the ALLL ratio, whereas the prior year included reserve releases due to the improving economic environment during that period. Net charge-offs for the year ended December 31, 2022 totaled $823 million compared to $697 million in the prior year. The net charge-off ratio for the current year of 0.27% was up three basis points compared to the prior year.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. During 2022, the Company reclassified certain line items within noninterest income. See “Note 1. Basis of Presentation” for additional details. The following table provides a breakdown of Truist’s noninterest income:

Table 10: Noninterest Income
	Year Ended December 31,			% Change
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Insurance income	$3,043	$2,627	$2,193	15.8%	19.8%
Wealth management income	1,338	1,392	1,277	(3.9)	9.0
Investment banking and trading income	995	1,441	1,010	(31.0)	42.7
Service charges on deposits	1,026	1,060	1,020	(3.2)	3.9
Card and payment related fees	944	874	761	8.0	14.8
Mortgage banking income	460	734	1,185	(37.3)	(38.1)
Lending related fees	375	349	315	7.4	10.8
Operating lease income	258	262	309	(1.5)	(15.2)
Securities gains (losses)	(71)	—	402	NM	(100.0)
Other income	351	551	407	(36.3)	35.4
Total noninterest income	$8,719	$9,290	$8,879	(6.1)	4.6

2022 compared to 2021

Noninterest income for the year ended December 31, 2022 decreased $571 million, or 6.1%, compared to the prior year. The current year includes net securities losses of $71 million and the gain on the redemption of noncontrolling equity interest (other income) of $74 million. The earlier year included a gain of $37 million from the divestiture of certain businesses (other income). Excluding the aforementioned items, noninterest income was down $537 million, or 5.8%, compared to the prior year. Investment banking and trading income decreased $446 million, or 31%, due to lower capital markets activity and lower merger and acquisition fees. Mortgage banking income decreased $274 million, or 37%, as lower production income (due to lower margins and refinance volumes resulting from the higher rate environment) was partially offset by higher residential servicing income (due to lower prepayments and servicing portfolio purchases). Excluding the aforementioned gains, other income decreased $237 million, or 46%, primarily due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, lower investment income and valuation marks from the Company’s SBIC and other strategic investments and lower derivative trading income. Wealth management income decreased $54 million, or 3.9%, primarily due to lower market valuations. Insurance income increased $416 million, or 16%, due to acquisitions and continued organic growth. Card and payment related fees increased $70 million, or 8.0%, due to the first quarter 2022 acquisition of certain merchant services relationships and increased activity.

Truist Financial Corporation 45

Noninterest Expense

During 2022, the Company reclassified certain line items within noninterest expense. See “Note 1. Basis of Presentation” for additional details. The following table provides a breakdown of Truist’s noninterest expense:

Table 11: Noninterest Expense
	Year Ended December 31,			% Change
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Personnel expense	$8,467	$8,632	$8,146	(1.9)%	6.0%
Professional fees and outside processing	1,411	1,442	1,252	(2.1)	15.2
Software expense	932	945	862	(1.4)	9.6
Net occupancy expense	744	764	904	(2.6)	(15.5)
Amortization of intangibles	583	574	685	1.6	(16.2)
Equipment expense	478	513	484	(6.8)	6.0
Marketing and customer development	352	294	273	19.7	7.7
Operating lease depreciation	184	190	258	(3.2)	(26.4)
Regulatory costs	183	137	125	33.6	9.6
Merger-related and restructuring charges	513	822	860	(37.6)	(4.4)
Other expense	742	803	1,048	(7.6)	(23.4)
Total noninterest expense	$14,589	$15,116	$14,897	(3.5)	1.5

2022 compared to 2021

Noninterest expense for the year ended December 31, 2022 was down $527 million, or 3.5%, compared to the earlier year. Merger-related and restructuring charges decreased $309 million due to diminishing integration-related activities and lower costs in connection with the voluntary separation and retirement program, partially offset by higher costs for client day one conversions. Incremental operating expenses related to the Merger decreased $306 million, primarily reflecting lower personnel and professional fees and outside processing expenses. The current year includes a $39 million gain on the redemption of FHLB advances (other expense). The prior year includes $200 million for charitable contributions to the Truist Foundation and the Truist Charitable Fund (other expense), $36 million of expense associated with an acceleration of loss recognition related to certain terminated cash flow hedges (other expense), a $30 million professional fee to develop an ongoing program to identify, prioritize, and roadmap teammate generated revenue growth and expense savings opportunities beyond the Merger, and a small gain on the extinguishment of debt (other expense).

Excluding the aforementioned items and the amortization of intangibles, adjusted noninterest expense increased $380 million, or 3.0%, compared to the earlier year. Other expense was down $61 million, but was up $217 million, or 39%, on an adjusted basis primarily due to increased operational losses and teammate travel expenses. Professional fees and outside processing expenses were down $31 million, but up $173 million, or 20%, on an adjusted basis due to increased project spend for enterprise technology investments and increased call center staffing. Marketing and customer development expense increased $58 million ($66 million, or 23% on an adjusted basis) due to increased spend to continue to build and strengthen Truist’s brand. Net occupancy expense decreased $20 million ($47 million, or 6.2% on an adjusted basis) primarily due to consolidations of branches and other facilities. Equipment expense decreased $35 million ($41 million, or 8.2% on an adjusted basis) primarily due to laptop purchases in the prior year. Personnel expense decreased $165 million, or 1.9% ($18 million, or 0.2% on an adjusted basis) due to lower other post-retirement benefit expense, which is almost entirely offset by lower other income, lower incentives expenses, and lower defined benefit costs, partially offset by higher salaries due to additional personnel costs for acquisitions, annual merit increases, and investments in revenue producing businesses and enterprise technology, and higher medical claims.

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
•systems conversion and related charges, which represent costs to integrate the entity’s information technology systems;
•other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the mergers and acquisitions, asset and supply inventory write-offs, and other similar charges; and
•write-offs related to exiting certain businesses.

46 Truist Financial Corporation

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of or outsource certain business functions have been approved by management. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2022 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2022 and 2021 merger-related and restructuring costs primarily reflect charges as a result of the Merger, including costs for severance and other benefits, costs related to exiting facilities, and other restructuring initiatives.

Table 12: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2021	Expense	Utilized	Accrual at Dec 31, 2021	Expense	Utilized	Accrual at Dec 31, 2022
Severance and personnel-related	$36	$336	$(295)	$77	$92	$(160)	$9
Occupancy and equipment	—	139	(139)	—	175	(175)	—
Professional services	16	256	(235)	37	142	(167)	12
Systems conversion and related costs	—	59	(59)	—	60	(60)	—
Other	11	32	(31)	12	44	(51)	5
Total (1)	$63	$822	$(759)	$126	$513	$(613)	$26
(1)Related to the Merger, the Company recognized $368 million of expense for the year ended December 31, 2022. At December 31, 2022, the Company had an accrual of $19 million related to the Merger. The remaining expense and accrual relate to other restructuring activities.

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

The segment results are presented based on internal management methodologies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The application and development of management reporting methodologies is an active process and undergoes periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on consolidated results. When significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is revised.

Prior period results have been revised to reflect management reporting methodology changes resulting from the integration of heritage BB&T and heritage SunTrust measurement processes and systems. Changes primarily relate to funds transfer pricing and internal equity allocations. The changes impacted 2021 and 2020 segment net interest income reported in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021. CB&W, C&CB, and IH increased $868 million, $566 million, and $15 million, respectively, for 2021 and increased $117 million, $375 million, and $15 million, respectively, for 2020. These increases were offset with decreases in OT&C of $1.4 billion for 2021 and $507 million for 2020.

See “Note 21. Operating Segments” for additional disclosures related to Truist’s operating segments, including the internal accounting and reporting practices used to manage these segments.

Table 13: Net Income by Reportable Segment
	Year Ended December 31,			% Change
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Consumer Banking and Wealth	$3,785	$3,770	$3,019	0.4%	24.9%
Corporate and Commercial Banking	4,395	4,830	2,690	(9.0)	79.6
Insurance Holdings	546	530	418	3.0	26.8
Other, Treasury & Corporate	(2,459)	(2,693)	(1,635)	(8.7)	64.7
Truist Financial Corporation	$6,267	$6,437	$4,492	(2.6)	43.3

Truist Financial Corporation 47

2022 compared to 2021

Consumer Banking and Wealth

CB&W net income was $3.8 billion for the year ended December 31, 2022, an increase of $15 million, or 0.4%, compared to the prior year. Segment net interest income increased $975 million primarily due to favorable funding credit on deposits attributable to the higher rate environment and higher average loan and deposit balances, partially offset by decreased loan spreads and lower purchase accounting accretion. The allocated provision for credit losses increased $717 million primarily due to a reserve release in the prior year as well as loan growth and a moderately slower economic outlook in the current year. Noninterest income decreased $274 million primarily due to a decrease in residential mortgage income. Noninterest expense decreased $94 million primarily due to lower net occupancy and incentive expenses as well as lower merger-related and restructuring charges, partially offset by increased operational losses.

CB&W average loans and leases held for investment increased $4.9 billion, or 3.7%, for the year ended December 31, 2022 compared to the prior year driven primarily by an increase in residential mortgage loans as well as increases in the Service Finance, prime auto, and recreational lending portfolios. These increases were partially offset by lower mortgage warehouse lending as well as runoff in other partnership lending programs and student loans.

CB&W average total deposits increased $8.9 billion, or 3.7%, for the year ended December 31, 2022 compared to the prior year primarily due to increases in average noninterest bearing deposits, money market and savings, and interest bearing checking, partially offset by a decline in time deposits.

CB&W had 2,123 banking offices at December 31, 2022, a decrease of 394 offices compared to December 31, 2021. The decrease in offices was driven primarily by the consolidation of branches as a result of the Merger.

Truist Wealth had assets under management of $180.4 billion as of December 31, 2022, a decrease of $29.2 billion, or 14%, compared to the prior year primarily due to market declines, partially offset by positive organic growth in assets under management.

Corporate and Commercial Banking

C&CB net income was $4.4 billion for the year ended December 31, 2022, a decrease of $435 million, or 9.0%, compared to the prior year. Segment net interest income increased $740 million primarily due to higher funding credit on deposits and increases to noninterest bearing deposit balances, partially offset by lower purchase accounting accretion and lower fee income associated with PPP loan forgiveness. The allocated provision for credit losses increased $786 million which reflects lower allowance releases in the current year compared to the prior year, partially offset by lower net charge-offs in the current year. Noninterest income decreased $513 million primarily due lower investment banking revenue. Noninterest expense decreased $31 million primarily due to lower incentive expense tied to lower revenues and lower professional fees as well as lower merger-related and restructuring charges, partially offset by investments in revenue producers.

C&CB average loans and leases held for investment increased $11.0 billion, or 7.2%, for the year ended December 31, 2022 compared to the prior year. Excluding a $5.7 billion decrease in average PPP loans, average loans held for investment were up $16.6 billion, or 11%, primarily driven by an increase in the commercial and industrial portfolio loans, partially offset by a decrease in average commercial real estate and commercial construction loans.

C&CB average total deposits decreased $1.9 billion, or 1.3%, for the year ended December 31, 2022 compared to the prior year primarily due to a decrease in average interest bearing deposits, partially offset by an increase in noninterest bearing deposits.

Insurance Holdings

IH net income was $546 million for the year ended December 31, 2022, an increase of $16 million, or 3.0%, compared to the prior year. Noninterest income increased $441 million, or 17%, primarily due to acquisitions and organic growth. Noninterest expense increased $425 million, or 20%, primarily due to investments in new hires and teammates, performance-driven incentive expense, higher merger-related charges related to acquisitions, and an increase in travel and entertainment expense.

48 Truist Financial Corporation

Other, Treasury, and Corporate

OT&C generated a net loss of $2.5 billion for the year ended December 31, 2022, compared to a net loss of $2.7 billion in the prior year. Segment net interest income decreased $435 million due to higher funding credit on deposits to other segments, partially offset by higher funds transfer charges to other segments for loans and higher earnings in the securities portfolio from the higher rate environment. The allocated provision for credit losses increased $80 million, which reflects a build in the reserve for unfunded commitments in the current year compared to a release in the prior year. Noninterest income decreased $225 million primarily due to valuation changes from assets held for certain post-retirement benefits, which is primarily offset by lower personnel expense, and losses on the sale of securities in the current year. Noninterest expense decreased $827 million primarily due to lower personnel expense, charitable contributions to the Truist Foundation and the Truist Charitable Fund in the prior year, and lower merger-related and restructuring charges and incremental operating expenses related to the Merger.

Analysis of Financial Condition

Investment Activities

Truist’s Board-approved investment policy is carried out by the MRLCC, which meets regularly to review the economic environment and establish investment strategies. The MRLCC also has much broader responsibilities, which are discussed in the “Market Risk” section in MD&A.

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

Truist Bank invests in securities allowable under bank regulations. These securities may include obligations of the U.S. Treasury, U.S. government agencies, GSEs (including MBS), bank eligible obligations of any state or political subdivision, non-agency MBS, structured notes, bank eligible corporate obligations (including corporate debentures), commercial paper, negotiable CDs, bankers’ acceptances, mutual funds, and limited types of equity securities.

Table 14: Composition of Securities Portfolio
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
AFS securities (at fair value):
U.S. Treasury	$10,295	$9,795
GSE	303	1,698
Agency MBS - residential	55,225	134,042
Agency MBS - commercial	2,424	2,882
States and political subdivisions	416	420
Non-agency MBS	3,117	4,258
Other	21	28
Total AFS securities	71,801	153,123
HTM securities (at amortized cost):
Agency MBS - residential	57,713	1,494
Total securities	$129,514	$154,617

The securities portfolio totaled $129.5 billion at December 31, 2022, compared to $154.6 billion at December 31, 2021. The decrease includes paydowns and maturities of $20.8 billion, as well as market declines of $14.0 billion, partially offset by purchases of $10.1 billion. In the first quarter of 2022, Truist transferred $59.4 billion of AFS securities to HTM as the Company continues to execute upon its asset-liability management strategies. As of December 31, 2022, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost.

As of December 31, 2022, approximately 5.6% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 4.6% as of December 31, 2021. The effective duration of the securities portfolio was 6.7 years at December 31, 2022, compared to 5.8 years at December 31, 2021, excluding the impact of unsettled security purchases at period end. The increase in duration was driven by higher rates, resulting in slower prepayments and longer average lives for the MBS portfolio.

U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of December 31, 2022 and December 31, 2021. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

Truist Financial Corporation 49

The following table presents the securities portfolio by major category of security holdings with ranges of maturities and average yields:

Table 15: Securities Yields by Major Category and Maturity
December 31, 2022 (Dollars in millions)	AFS		HTM
	Fair Value	Effective Yield (1)	Amortized Cost	Effective Yield (1)
U.S. Treasury:
Within one year	$1,619	1.30%	$—	—%
One to five years	8,196	0.98	—	—
Five to ten years	455	1.35	—	—
After ten years	25	3.02	—	—
Total	10,295	1.05	—	—
GSE:
One to five years	7	2.91	—	—
Five to ten years	10	3.06	—	—
After ten years	286	2.93	—	—
Total	303	2.94	—	—
Agency MBS - residential: (2)
One to five years	15	2.49	—	—
Five to ten years	534	2.49	—	—
After ten years	54,676	2.54	57,713	1.79
Total	55,225	2.54	57,713	1.79
Agency MBS - commercial: (2)
Within one year	1	2.80	—	—
One to five years	7	2.87	—	—
Five to ten years	66	3.51	—	—
After ten years	2,350	1.78	—	—
Total	2,424	1.83	—	—
States and political subdivisions:
Within one year	3	6.37	—	—
One to five years	72	3.44	—	—
Five to ten years	165	4.75	—	—
After ten years	176	3.78	—	—
Total	416	4.12	—	—
Non-agency MBS: (2)
After ten years	3,117	2.38	—	—
Total	3,117	2.38	—	—
Other:
Within one year	6	3.79	—	—
Five to ten years	15	6.21	—	—
Total	21	5.50	—	—
Total securities	$71,801	2.31	$57,713	1.79
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

50 Truist Financial Corporation

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

Truist lends to a diverse client base that is geographically dispersed to mitigate concentration risk arising from local and regional economic downturns. The following discussion provides additional information on the Company’s loan and lease portfolios. Refer to the “Risk Management” section for a discussion of the credit risk management policies used to manage the portfolios.

Commercial Loan and Lease Portfolio

Commercial loans and leases represent the largest category of the Company’s loan and lease portfolio. Commercial Community Banking generally targets small-to-middle market businesses with annual sales between $2 million and $500 million, while CIB provides lending solutions to large corporate clients. The commercial loan and lease portfolio consists of lending to public and private business clients and is composed of commercial and industrial, owner occupied, equipment leasing and financing, commercial real estate, government and institutional financing, and premium financing

In accordance with the Company’s lending policy, each commercial loan undergoes a detailed underwriting process. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate or SOFR and are individually monitored and reviewed for deterioration in the ability of the client to repay the loan. The majority of Truist’s commercial loans are secured by real estate, business equipment, inventories, and other types of collateral.

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

Indirect Auto Loan Portfolio

The indirect auto portfolio primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles. The indirect auto portfolio also includes nonprime and near prime automobile finance. Such loans are originated through approved franchised and independent dealers throughout the Truist market area and nationally through Regional Acceptance Corporation. These loans are relatively homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. Indirect auto loans are subject to rigorous lending policies and procedures and are underwritten with note amounts and credit limits that are consistent with the Company’s risk philosophy. In addition to its normal underwriting due diligence, Truist uses application systems and scoring systems to help underwrite and manage the credit risk in its indirect auto portfolio.

Truist Financial Corporation 51

Indirect Other Loan Portfolio

The indirect other portfolio includes secured indirect installment loans to consumers for the purchase of new and used boats and recreational vehicles. The indirect other portfolio also includes small ticket consumer lending related to the purchase of power sports and outdoor power equipment, and trailers. These loans are relatively homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. These loans are subject to similar rigorous lending policies and procedures as the indirect auto loan portfolio. The indirect other loan portfolio also includes other indirect and point-of-sale lending to consumers to finance home improvements, furniture purchases, certain elective health-care services, and other consumer products segments. These loans are originated in accordance with strict underwriting criteria as determined by Truist.

Student Loan Portfolio

The student loan portfolio is primarily composed of government guaranteed student loans and additionally includes certain private student loans originated by third parties. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans were purchased from third-party originators with credit enhancements that partially mitigate the Company’s credit exposure.

Credit Card Loan Portfolio

The credit card portfolio consists of the outstanding balances on credit cards. Truist markets credit cards to its existing client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

Refer to “Note 5. Loans and ACL” for additional information.

The following table summarizes the loan portfolio:

Table 16: Loans and Leases as of Period End
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$164,307	$138,762
CRE	22,676	23,951
Commercial construction	5,849	4,971
Consumer:
Residential mortgage	56,645	47,852
Residential home equity and direct	25,432	25,066
Indirect auto	27,951	26,441
Indirect other	12,977	10,883
Student	5,287	6,780
Credit card	4,867	4,807
Total loans and leases HFI	325,991	289,513
LHFS	1,444	4,812
Total loans and leases	$327,435	$294,325

Loans and leases HFI were $326.0 billion at December 31, 2022, up $36.5 billion compared to 2021.

Commercial loans increased $25.1 billion during 2022 primarily due to broad-based growth within the commercial and industrial portfolio and the BankDirect acquisition, which added $3.1 billion of loans on November 1, 2022. These increases were partially offset by a $1.9 billion decline in PPP loans.

Consumer loans, including credit cards, increased $11.3 billion during 2022 primarily due to an $8.8 billion increase in residential mortgages due to correspondent channel production and lower prepayments, a $2.1 billion increase in indirect other primarily due to growth from Service Finance, recreational lending, and Sheffield portfolios, partially offset by runoff in other partnership lending programs, and a $1.5 billion increase in indirect auto primarily in the prime auto segment. These increases were partially offset by $1.5 billion runoff in student loans.

LHFS decreased $3.4 billion during 2022 primarily due to certain residential mortgage correspondent channel production being retained and lower overall mortgage volumes due to rising rate environment, as well as a decline in commercial loans.

52 Truist Financial Corporation

The following table presents a summary of the loans and leases by scheduled repayment period and interest rate terms. Determinations of maturities are based on scheduled repayments, except when rollovers or extensions are included for purposes of measuring the ACL. Truist’s credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the client generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms and conditions negotiated at that time.

Table 17: Loan Maturities
December 31, 2022 (Dollars in millions)	1 Year or Less	1 to 5 Years	5 to 15 Years	After 15 Years	Total
Fixed rate:
Commercial:
Commercial and industrial	$11,761	$15,801	$12,459	$2,278	$42,299
CRE	556	2,185	1,209	3	3,953
Commercial construction	16	91	45	2	154
Total commercial	12,333	18,077	13,713	2,283	46,406
Consumer:
Residential mortgage	1,627	6,616	17,051	25,692	50,986
Residential home equity and direct	3,238	7,767	3,585	495	15,085
Indirect auto	6,136	19,748	2,067	—	27,951
Indirect other	2,423	6,034	3,774	717	12,948
Student	23	99	76	1	199
Total consumer	13,447	40,264	26,553	26,905	107,169
Credit card	79	—	—	—	79
Total fixed rate	25,859	58,341	40,266	29,188	153,654
Variable rate:
Commercial:
Commercial and industrial	24,184	84,302	12,098	1,424	122,008
CRE	3,419	12,765	2,535	4	18,723
Commercial construction	1,340	4,161	175	19	5,695
Total commercial	28,943	101,228	14,808	1,447	146,426
Consumer:
Residential mortgage	177	750	2,087	2,645	5,659
Residential home equity and direct	814	4,924	4,578	31	10,347
Indirect other	1	5	22	1	29
Student	318	1,539	2,555	676	5,088
Total consumer	1,310	7,218	9,242	3,353	21,123
Credit card	4,788	—	—	—	4,788
Total variable rate	35,041	108,446	24,050	4,800	172,337
Total loans and leases HFI	$60,900	$166,787	$64,316	$33,988	$325,991

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $342 million and $288 million at December 31, 2022 and December 31, 2021, respectively.

The following table presents the composition of average loans and leases:

Table 18: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021
Commercial:
Commercial and industrial	$159,308	$152,123	$145,558	$138,872	$134,804
CRE	22,497	22,245	22,508	23,555	24,396
Commercial construction	5,711	5,284	5,256	5,046	5,341
Consumer:
Residential mortgage	56,292	53,271	49,237	47,976	47,185
Residential home equity and direct	25,518	25,394	25,124	24,883	25,146
Indirect auto	28,117	28,057	26,496	26,088	26,841
Indirect other	12,848	12,300	11,471	10,860	10,978
Student	5,533	5,958	6,331	6,648	6,884
Credit card	4,842	4,755	4,728	4,682	4,769
Total average loans and leases HFI	$320,666	$309,387	$296,709	$288,610	$286,344

Truist Financial Corporation 53

Average loans and leases held for investment for the fourth quarter of 2022 were $320.7 billion, up $11.3 billion, or 3.6%, compared to the third quarter of 2022. The company added $3.1 billion of loans in conjunction with the acquisition of BankDirect on November 1, 2022, which contributed $2.1 billion of average loan growth for the fourth quarter of 2022. Excluding the acquisition, average loans and leases held for investment increased $9.2 billion, or 3.0% compared to the third quarter of 2022.

Average commercial loans increased $7.9 billion, or 4.4%, due to broad-based growth within the commercial and industrial portfolio and the BankDirect acquisition.

Average consumer loans increased $3.3 billion, or 2.7%, due to a $3.0 billion increase in residential mortgages due to correspondent channel production and lower prepayments. In addition, indirect other increased $548 million primarily due to growth from the Service Finance, recreational lending, and Sheffield portfolios, partially offset by runoff in other partnership lending programs. These increases were partially offset by $425 million runoff in student loans.

54 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 19: Asset Quality
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
NPAs:
NPLs:
Commercial and industrial	$398	$394
CRE	82	29
Commercial construction	—	7
Residential mortgage	240	296
Residential home equity and direct	173	141
Indirect auto	289	218
Indirect other	6	5
Total NPLs HFI	1,188	1,090
Loans held for sale	—	22
Total nonaccrual loans and leases	1,188	1,112
Foreclosed real estate	4	8
Other foreclosed property	58	43
Total nonperforming assets	$1,250	$1,163
TDRs:
Performing TDRs:
Commercial and industrial	$136	$147
CRE	5	5
Commercial construction	1	—
Residential mortgage - government guaranteed	917	480
Residential mortgage - nonguaranteed	335	212
Residential home equity and direct	76	98
Indirect auto	462	389
Indirect other	6	7
Student - nonguaranteed	30	25
Credit card	18	27
Total performing TDRs	1,986	1,390
Nonperforming TDRs	214	152
Total TDRs	$2,200	$1,542
Loans 90 days or more past due and still accruing:
Commercial and industrial	$49	$13
CRE	1	—
Commercial construction	—	—
Residential mortgage - government guaranteed	759	978
Residential mortgage - nonguaranteed	27	31
Residential home equity and direct	15	9
Indirect auto	1	1
Indirect other	10	3
Student - government guaranteed	702	864
Student - nonguaranteed	4	4
Credit card	37	27
Total loans 90 days or more past due and still accruing	$1,605	$1,930
Loans 30-89 days past due and still accruing:
Commercial and industrial	$256	$130
CRE	25	20
Commercial construction	5	2
Residential mortgage - government guaranteed	268	256
Residential mortgage - nonguaranteed	346	258
Residential home equity and direct	127	107
Indirect auto	646	607
Indirect other	128	64
Student - government guaranteed	396	549
Student - nonguaranteed	6	6
Credit card	64	45
Total loans 30-89 days past due and still accruing	$2,267	$2,044

Truist Financial Corporation 55

Nonperforming assets totaled $1.3 billion at December 31, 2022, up $87 million compared to December 31, 2021 due to increases in the indirect auto and CRE portfolios, partially offset by a decrease in the residential mortgage portfolio. Nonperforming loans and leases represented 0.36% of total loans and leases, down two basis points compared to December 31, 2021.

Performing TDRs were up $596 million compared to the prior year primarily due to increases in residential mortgages and indirect auto.

Loans 90 days or more past due and still accruing totaled $1.6 billion at December 31, 2022, down $325 million compared to the prior year primarily due to a decline in government guaranteed residential mortgages and government guaranteed student loans. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at December 31, 2022, up one basis point from December 31, 2021.

Loans 30-89 days past due and still accruing totaled $2.3 billion at December 31, 2022, up $223 million compared to the prior year due to increases in the commercial and industrial, nonguaranteed residential mortgage, and indirect other portfolios, partially offset by a decline in the student portfolio. The ratio of loans 30-89 days or more past due and still accruing as a percentage of loans and leases was 0.70% at December 31, 2022, down one basis point compared to the prior year.

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

Table 20: Asset Quality Ratios
	Dec 31, 2022	Dec 31, 2021
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.70%	0.71%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.49	0.67
NPLs as a percentage of loans and leases HFI	0.36	0.38
NPLs as a percentage of total loans and leases (1)	0.36	0.38
NPAs as a percentage of:
Total assets (1)	0.23	0.21
Loans and leases HFI plus foreclosed property	0.38	0.39
ALLL as a percentage of loans and leases HFI	1.34	1.53
Ratio of ALLL to NPLs	3.68x	4.07x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding PPP and other government guaranteed (2)	0.04%	0.03%
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest is reasonably assured, or the ratio might not be comparable to other periods presented or to other portfolios that do not have government guarantees.

Table 21: Asset Quality Ratios (Continued)
	Year Ended December 31,
	2022	2021	2020
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.04%	0.10%	0.21%
CRE	0.02	0.01	0.27
Commercial construction	(0.07)	(0.03)	0.28
Consumer:
Residential mortgage	(0.01)	0.02	0.09
Residential home equity and direct	0.84	0.54	0.61
Indirect auto	1.17	0.92	1.16
Indirect other	0.64	0.30	0.32
Student	0.34	0.31	0.29
Credit card	2.98	2.42	2.99
Total	0.27	0.24	0.36

Ratio of ALLL to net charge-offs	5.32x	6.36x	5.21x
56 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 22: Rollforward of NPAs
(Dollars in millions)	2022	2021
Balance, January 1	$1,163	$1,387
New NPAs	1,983	2,008
Advances and principal increases	662	364
Disposals of foreclosed assets (1)	(471)	(356)
Disposals of NPLs (2)	(129)	(274)
Charge-offs and losses	(494)	(401)
Payments	(917)	(970)
Transfers to performing status	(560)	(546)
Other, net	13	(49)
Ending balance, December 31	$1,250	$1,163
(1)Includes charge-offs and losses recorded upon sale of $130 million and $115 million for the year ended December 31, 2022 and 2021, respectively.
(2)Includes gains, net of charge-offs recorded upon sale of $2 million and $3 million for the year ended December 31, 2022 and 2021, respectively.

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

The following table provides a summary of performing TDR activity:

Table 23: Rollforward of Performing TDRs
(Dollars in millions)	2022	2021
Balance, January 1	$1,390	$1,361
Inflows	1,055	651
Payments and payoffs (1)	(283)	(407)
Charge-offs	(36)	(44)
Transfers to nonperforming TDRs (2)	(48)	(46)
Removal due to the passage of time	(72)	(12)
Non-concessionary re-modifications	(1)	(15)
Transferred to LHFS, sold and other	(19)	(98)
Balance, December 31	$1,986	$1,390
(1)Includes scheduled principal payments, prepayments, and payoffs of amounts outstanding.
(2)Represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

The following table provides further details regarding the payment status of TDRs outstanding:

Table 24: Payment Status of TDRs (1)
December 31, 2022 (Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs:
Commercial:
Commercial and industrial	$135	99.3%	$1	0.7%	$—	—%	$136
CRE	5	100.0	—	—	—	—	5
Commercial construction	1	100.0	—	—	—	—	1
Consumer:
Residential mortgage - government guaranteed	496	54.1	111	12.1	310	33.8	917
Residential mortgage - nonguaranteed	294	87.7	31	9.3	10	3.0	335
Residential home equity and direct	71	93.4	5	6.6	—	—	76
Indirect auto	389	84.2	73	15.8	—	—	462
Indirect other	5	83.3	1	16.7	—	—	6
Student - nonguaranteed	27	90.0	2	6.7	1	3.3	30
Credit card	15	83.3	2	11.1	1	5.6	18
Total performing TDRs	1,438	72.4	226	11.4	322	16.2	1,986
Nonperforming TDRs	90	42.0	32	15.0	92	43.0	214
Total TDRs	$1,528	69.5	$258	11.7	$414	18.8	$2,200
(1)Past due performing TDRs are included in past due disclosures and nonperforming TDRs are included in NPL disclosures.
Truist Financial Corporation 57

ACL

Activity related to the ACL is presented in the following tables:

Table 25: Activity in ACL
	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Balance, beginning of period	$4,695	$6,199	$1,889
CECL adoption - impact to retained earnings before tax	—	—	2,762
CECL adoption - reserves on PCD assets	—	—	378
Provision for credit losses	777	(813)	2,335
Charge-offs:
Commercial and industrial	(143)	(243)	(412)
CRE	(13)	(10)	(78)
Commercial construction	(1)	(2)	(30)
Residential mortgage	(9)	(23)	(56)
Residential home equity and direct	(294)	(214)	(231)
Indirect auto	(411)	(336)	(378)
Indirect other	(100)	(57)	(60)
Student	(22)	(24)	(23)
Credit card	(176)	(150)	(182)
Total charge-offs	(1,169)	(1,059)	(1,450)
Recoveries:
Commercial and industrial	87	107	96
CRE	8	6	5
Commercial construction	5	4	11
Residential mortgage	16	12	10
Residential home equity and direct	81	79	66
Indirect auto	91	92	87
Indirect other	23	24	23
Student	1	1	1
Credit card	34	37	32
Total recoveries	346	362	331
Net charge-offs	(823)	(697)	(1,119)
Other	—	6	(46)
Balance, end of period	$4,649	$4,695	$6,199
ACL:
ALLL	$4,377	$4,435	5,835
RUFC	272	260	364
Total ACL	$4,649	$4,695	$6,199

Net charge-offs during 2022 totaled $823 million, or 0.27% as a percentage of average loans, and were up three basis points compared to the prior year, primarily driven by normalizing trends across certain consumer loan portfolios, partially offset by lower charge offs in the commercial and industrial portfolio.

The allowance for credit losses was $4.6 billion and includes $4.4 billion for the allowance for loan and lease losses and $272 million for the reserve for unfunded commitments. The ALLL ratio was 1.34%, compared to 1.53% at December 31, 2021. The decline in the ALLL ratio was due to strong portfolio performance and growth in higher quality loans, partially offset by a moderately slower economic outlook. The ALLL covered nonperforming loans and leases held for investment 3.68 times compared to 4.07 times at December 31, 2021. At December 31, 2022, the ALLL was 5.32 times annualized net charge-offs, compared to 6.36x times at December 31, 2021.

58 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 26: Allocation of ALLL by Category
	December 31, 2022			December 31, 2021
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,409	32.3%	50.3%	$1,426	32.2%	47.9%
CRE	224	5.1	7.0	350	7.9	8.3
Commercial construction	46	1.1	1.8	52	1.2	1.7
Residential mortgage	399	9.1	17.4	308	6.9	16.5
Residential home equity and direct	549	12.5	7.8	615	13.9	8.7
Indirect auto	981	22.4	8.6	1,022	23.0	9.1
Indirect other	311	7.1	4.0	195	4.4	3.8
Student	98	2.2	1.6	117	2.6	2.3
Credit card	360	8.2	1.5	350	7.9	1.7
Total ALLL	4,377	100.0%	100.0%	4,435	100.0%	100.0%
RUFC	272			260
Total ACL	$4,649			$4,695

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of December 31, 2022, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 27: Other Assets as of Period End
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Bank-owned life insurance	$7,618	$7,281
Tax credit and other private equity investments	6,825	6,309
Prepaid pension assets	4,539	5,938
DTAs	3,027	—
Accounts receivable	2,682	2,244
Accrued income	2,265	1,791
Leased assets and related assets	2,082	2,092
FHLB stock	1,279	48
ROU assets	1,193	1,168
Prepaid expenses	1,162	1,152
Equity securities at fair value	898	1,066
Derivative assets	684	2,370
Other	874	690
Total other assets	$35,128	$32,149

Funding Activities

Deposits are the primary source of funds for the Company’s lending and investing activities. Scheduled payments and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as long-term debt issued through the capital markets, all provide supplemental liquidity sources. Funding activities are monitored and governed through Truist’s overall ALM process under the governance and oversight of the MRLCC, which is further discussed in the “Market Risk” section in MD&A. The following section provides a brief description of the various sources of funds.

Truist Financial Corporation 59

Deposits

Deposits are obtained principally from individuals and businesses within Truist’s geographic area and include noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, CDs, and IRAs. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) competitor deposit rates, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost.

The following table presents a summary of deposits:

Table 28: Deposits as of Period End
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Noninterest-bearing deposits	$135,742	$145,892
Interest checking	110,464	115,754
Money market and savings	143,815	138,956
Time deposits	23,474	15,886
Total deposits	$413,495	$416,488

Deposits totaled $413.5 billion at December 31, 2022, a decrease of $3.0 billion from December 31, 2021. The decline in deposits reflects the impacts of monetary tightening, inflation, and higher interest rate alternatives, partially offset by growth in time deposits, which reflects increases in various wholesale deposit products to support funding.

The amount of deposits above the FDIC’s limit of $250,000 was $189.6 billion and $202.5 billion as of December 31, 2022 and 2021, respectively, calculated using the same methodology as the Call Report for Truist Bank. The following table summarizes the maturities of time deposit accounts above $250,000:

Table 29: Scheduled Maturities of Time Deposits $250,000 and Greater
December 31, 2022 (Dollars in millions)
Three months or less	$6,995
Over three through six months	285
Over six through twelve months	747
Over twelve months	178
Total	$8,205

The following table presents average deposits:

Table 30: Average Deposits
Three Months Ended (Dollars in millions)	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021
Noninterest-bearing deposits	$141,032	$146,041	$148,610	$145,933	$146,492
Interest checking	110,001	111,645	112,375	112,159	110,506
Money market and savings	144,730	147,659	148,632	141,500	137,676
Time deposits	17,513	14,751	14,133	15,646	16,292
Total average deposits	$413,276	$420,096	$423,750	$415,238	$410,966

Average deposits for the fourth quarter of 2022 were $413.3 billion, a decrease of $6.8 billion, or 1.6%, compared to the prior quarter. The decrease in deposits was primarily driven by the impacts of monetary tightening, inflation, and higher interest rate alternatives. Average noninterest-bearing deposits decreased 3.4% compared to the prior quarter and represented 34.1% of total deposits for the fourth quarter of 2022. Average money market and savings and interest checking declined 2.0% and 1.5%, respectively, compared to the prior quarter. Average time deposits increased 19% primarily due to an increase in wholesale time deposit products.

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

Table 31: Short-Term Borrowings
	As Of / For The Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end during the year	$6,033	$3,279	$2,348
Balance outstanding at end of year	2,128	2,435	1,221
Average outstanding during the year	2,670	2,382	1,504
Average interest rate during the year	1.33%	0.07%	0.64%
Average interest rate at end of year	4.36	0.01	0.13
Federal funds purchased and short-term borrowed funds:
Maximum outstanding at any month-end during the year	$22,324	$6,244	$19,392
Balance outstanding at end of year	19,340	808	3,372
Average outstanding during the year	10,135	1,936	6,951
Average interest rate during the year	2.79%	0.12%	1.17%
Average interest rate at end of year	4.38	0.08	0.20

At December 31, 2022, short-term borrowings totaled $23.4 billion, an increase of $18.1 billion compared to December 31, 2021. Average short-term borrowings were $15.0 billion, or 3.2% of total funding, for the year ended December 31, 2022, as compared to $6.2 billion, or 1.4%, for the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $43.2 billion at December 31, 2022, an increase of $7.3 billion compared to December 31, 2021. During the year ended December 31, 2022, the Company had maturities and redemptions of $5.9 billion of senior and $300 million of subordinated long-term debt and redeemed $800 million of FHLB advances, which resulted in a gain on early extinguishment of long-term debt of $39 million. The Company issued $3.9 billion fixed-to-floating rate senior notes with an interest rate between 4.12% and 6.12% due July 28, 2026 to October 28, 2033 and $1.0 billion fixed-to-floating rate subordinated notes with an interest rate of 4.92% due July 28, 2033. Additionally, Truist issued $10.8 billion notional of FHLB floating rate advances. The average cost of long-term debt was 2.31% for the year ended December 31, 2022, up 78 basis points compared to the same period in 2021.

The increases in short-term borrowings and long-term debt were primarily to fund $33.1 billion of strong loan growth during 2022.

In January 2023, Truist issued $1.5 billion fixed-to-floating rate senior notes with an interest rate of 4.87% due January 26, 2029 and $1.5 billion fixed-to-floating rate senior notes with an interest rate of 5.12% due January 26, 2034.

Shareholders’ Equity

Total shareholders’ equity was $60.5 billion at December 31, 2022, a decrease of $8.7 billion from December 31, 2021. This decline includes a decrease of $12.0 billion in AOCI and $3.0 billion in dividends, partially offset by $6.3 billion in net income. Truist’s book value per common share at December 31, 2022 was $40.58, compared to $47.14 at December 31, 2021.

Truist Financial Corporation 61

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

Truist has developed and employs a risk framework that further guides business functions in identifying, measuring, responding to, monitoring, and reporting on possible exposures to the organization. The risk taxonomy drives internal risk measurement and monitoring and enables Truist to clearly and transparently communicate to stakeholders the level of potential risk the Company faces and the Company’s position on managing risk to acceptable levels.

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

Truist’s compensation plans are designed to consider teammate’s adherence to and successful implementation of Truist’s risk values and associated policies and procedures. The Company’s compensation structure supports its core values and sound risk management practices in an effort to promote judicious risk-taking behavior.

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

The ERC establishes a fully integrated view of risks across the company, provides broad strategic oversight of all risk types, and oversees corporate-wide strategies for identifying, assessing, controlling, measuring, monitoring, and reporting risk at the enterprise level. The ERC is responsible for maintaining an effective risk management framework and monitoring its adoption and execution across the enterprise. The ERC is chaired by the CRO, and its membership includes all members of Executive Leadership and the Chief Audit Officer.

Truist Financial Corporation 63

Principal types of inherent risk include market, credit, liquidity, technology, compliance, strategic, reputational, and operational risks. The following is a discussion of these risks.

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

Deposit betas (the sensitivity of deposit rate changes relative to market rate changes) are an important assumption in the interest rate risk modeling process. Truist applies deposit beta assumptions to non-maturity interest-bearing deposit accounts when determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Truist applies an average deposit beta of approximately 50% to its non-maturity interest-bearing accounts when determining its interest rate sensitivity. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 32: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Up 100	8.50%	4.25%	(0.11)%	5.18%
Up 50	8.00	3.75	0.03	3.94
No Change	7.50	3.25	—	—
Down 50 (1)	7.00	2.75	(0.96)	(1.78)
Down 100 (1)	6.50	2.25	(1.29)	(2.06)
(1)The Down 50 and 100 rate scenarios incorporate a floor of one basis point.

64 Truist Financial Corporation

Truist has established parameters related to interest rate sensitivity measures that prescribe a maximum negative impact on net interest income under different interest rate scenarios that would result in an escalation to the Board. The following parameters and interest rate scenarios are considered Truist’s primary measures of interest rate risk:

•Maximum decrease in net interest income of 7.5% for the next 12 months assuming a 100 basis point gradual change in interest rates over four quarters; and a
•Maximum decrease in net interest income of 10% for the next 12 months assuming an immediate 100 basis point parallel shock change in interest rates. This interest rate shock analysis is designed to create an outer bound of acceptable interest rate risk.

Management considers how the interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry was very strong post-COVID-19, which resulted in growth in noninterest-bearing demand deposits. However, with the significant increase in rates in 2022, noninterest-bearing deposits have begun to disintermediate to interest-bearing accounts. Additional balance movement above what is currently projected would reduce the asset sensitivity of Truist’s balance sheet because the Company may increase interest-bearing funds to offset the loss of this advantageous funding source. Alternatively, the Company may reduce the size of its investment portfolio to offset the loss of noninterest-bearing demand deposits to limit the impact on the balance sheet’s asset sensitivity. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of Truist. A decrease in the amount of these deposits in the future would reduce the asset sensitivity of Truist’s balance sheet because the Company may increase interest-bearing funds to offset the loss of this advantageous funding source.

The following table shows the results of Truist’s interest-rate sensitivity position assuming the loss of additional demand deposits and an associated increase in managed rate deposits versus current projections under various interest rate scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%.

Table 33: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at December 31, 2022 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	(0.11)%	(0.77)%	(1.44)%
Up 50	0.03	(0.45)	(0.94)
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2022 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist has utilized derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of December 31, 2022, Truist had derivative financial instruments outstanding with notional amounts totaling $333.0 billion, with an associated net negative fair value of $2.3 billion. See “Note 19. Derivative Financial Instruments” for additional disclosures.

LIBOR Transition

For most tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to a new index or multiple indices and provides updates to Executive Leadership and the Board. As of December 31, 2022, Truist had outstanding LIBOR-based instruments that mature after June 30, 2023, including loan and lease exposures totaling approximately $135 billion, notional derivative exposure totaling approximately $131 billion, long-term debt of $1.1 billion, and preferred stock of $1.5 billion. These amounts are inclusive of remediated contracts, which contain adequate fallback language for the transition.

Contract fallback language for existing loans and leases has largely been reviewed and certain contracts will require amendments to support the transition away from LIBOR. Impacted lines of business have started remediating these contracts to include standardized fallback language or amending contracts to new reference rates at maturities or based on client request. Current fallback language used to remediate contracts that mature after June 30, 2023 is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language, which will transition loans to a SOFR based rate after June 30, 2023.

Truist Financial Corporation 65

The progress and approach to remediation will vary based on the type of contract and existing language used in the agreement. For commercial lending, a significant number of remaining LIBOR contracts will require client outreach and remediation. Through mid-2022, the Company’s primary focus was supporting new loan production using SOFR and other alternative reference rates as well as transitioning any renewing LIBOR based contracts to alternative reference rates. Efforts have shifted to amend and remediate contracts, excluding mortgage and student loans, that mature post June 30, 2023 ($127 billion), which will continue to be the focus during 2023. Of the contracts remaining on LIBOR that have not yet been remediated or modified to a new reference rate, Truist’s intends to add / update fallback language or move these contracts to new references rates prior to cessation. A significant portion of these contracts contain existing fallback language that will transition the contract to a Prime based rate if not remediated, while a smaller population contains no historical fallback language. Should the institution be unable to remediate all contracts, those based on Prime will be prioritized to provide a more consistent client experience with the “hardwired fallback” transition to SOFR. If there are remaining contracts without fallback language, Truist may leverage recent legislation and corresponding safe harbor provision to transition these loans to SOFR.

Truist’s adjustable-rate mortgage products ($3.5 billion) have consistent and adequate fallback language to transition away from LIBOR in line with industry expectations; therefore, these contracts will not require remediation. Remediation of student loans ($4.7 billion) will follow pending guidance from the Department of Education on the replacement rate for payment allowances on certain student loans and recent guidance from the CFPB to allow transition to “comparable rates,” in the private student loan portfolio, where LIBOR is used directly.

Upon the discontinuation of LIBOR, derivatives that reference LIBOR will transition to a SOFR-based replacement rate as set forth in the ISDA protocol addressing LIBOR fallbacks or as established under the recently passed Adjustable Interest Rate (LIBOR) Act and rules promulgated thereunder by the FRB. Certain derivatives without a clearly defined or practicable replacement benchmark rate will use the recent Federal legislation to replace LIBOR with a SOFR-based rate established by FRB rulemaking and follow the ISDA Protocol for transition. This legislation will also provide additional administrative benefit for a small portion of the commercial and consumer lending portfolios where contracts do not contain fallback language and have not yet been remediated, providing a remediation path to a SOFR based rate.

In addition, the transition from LIBOR to an alternative reference rate, such as SOFR, for the Company’s preferred stock and the Company’s and Truist Bank’s floating rate notes is dependent on a number of factors, including the fallback language for the applicable series of preferred stock or notes, the application of the LIBOR Act and the rules promulgated thereunder by the FRB, determinations to be made by third-party calculation or paying agents rather than the Company or Truist Bank as to the replacement rates, and the impact of any publication of a synthetic U.S. dollar LIBOR as currently proposed by the Financial Conduct Authority. See “Note 12. Shareholders’ Equity” for information about preferred stock using LIBOR.

Training has been provided for impacted teammates and will continue during 2023. Truist will continue to provide timely notices and information to impacted clients about the transition during the first half of 2023. Truist continues to manage the impact of these contracts and other financial instruments, systems implications, hedging strategies, and related operational and market risks on established project plans for business and operational readiness to support the transition.

As of December 31, 2021, Truist ceased entering into new contracts with a LIBOR reference rate for all product offerings, except on a limited basis, as permissible. The Company is actively using SOFR as a reference rate and has originated approximately $119 billion of loans, issued $9.9 billion of long-term debt, and has $108 billion in notional derivative exposure using this alternative reference rate as of December 31, 2022. Alternatives, such as SOFR, may react differently from LIBOR in times of economic stress. Truist expects SOFR to be the primary pricing benchmark used across the industry and will continue to offer additional SOFR based products. Market risks associated with the transition to alternative reference rates are dependent on market conditions as loans are transitioned to alternative reference rates during 2022 and early 2023. Additional alternative reference rates, such as Bloomberg Short Term Bank Yield, will be supported based on market demand. Other emerging credit sensitive rates will be evaluated as additional alternatives for LIBOR based on market developments. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors.”

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

Securitizations

As of December 31, 2022, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $12 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of December 31, 2022.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the 12 months ended December 31, 2022 and 2021. Average one and ten-day VaR measures for the year ended December 31, 2022 increased from the same period of last year, primarily driven by higher market volatility in 2022. Maximum one and ten-day VaR measures for the year ended December 31, 2022 were lower than 2021 as heightened market volatility experienced during March 2020 was used for measuring VaR until March 2021.

Truist Financial Corporation 67

Table 34: VaR-based Measures
	Year Ended December 31,
	2022		2021
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$38	$14	$68	$16
Average	17	5	14	4
Minimum	6	3	3	1
Period-end	20	6	13	5
VaR by Risk Class:
Interest Rate Risk		6		3
Credit Spread Risk		8		5
Equity Price Risk		1		1
Foreign Exchange Risk		—		—
Portfolio Diversification		(9)		(5)
Period-end		6		5

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

Table 35: Stressed VaR-based Measures - 10 Day Holding Period
	Year Ended December 31,
(Dollars in millions)	2022	2021
Maximum	$109	$118
Average	70	59
Minimum	40	26
Period-end	77	65

Compared to the prior year, the average Stressed VaR measures increased primarily due to higher market making inventory levels in 2022.

Specific Risk Measures

Specific risk is a measure of idiosyncratic risk that could result from risk factors other than broad market movements (e.g., default or event risks). The Market Risk Rule provides fixed risk weights under a standardized measurement method while also allowing a model-based approach, subject to regulatory approval. Truist utilizes the standardized measurement method to calculate the specific risk component of market risk regulatory capital. As such, incremental risk capital requirements do not apply.

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended December 31, 2022. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
68 Truist Financial Corporation

Model Risk Oversight

MRO is responsible for the independent model validation of all decision tools and models including trading market risk models. The validation activities are conducted in accordance with MRO policy, which incorporates regulatory guidance related to the evaluation of model conceptual soundness, ongoing monitoring, and outcomes analysis. As part of ongoing monitoring efforts, the performance of all trading risk models are reviewed regularly to preemptively address emerging developments in financial markets, assess evolving modeling approaches, and identify potential model enhancement.

Stress Testing

The Company uses a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VaR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large, unexpected losses. Stress tests include simulations for historical repeats and hypothetical risk factor shocks. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in the Company’s comprehensive stress testing framework. Management reviews stress testing scenarios on an ongoing basis and makes updates, as necessary, which is intended to ensure that both current and emerging risks are captured appropriately. Management also utilizes stress analyses to support the Company’s capital adequacy assessment standards. See the “Capital” section of MD&A for additional discussion of capital adequacy.

Credit Risk

Credit risk is the risk to current or anticipated earnings or capital arising from the default, inability or unwillingness of a borrower, obligor, or counterparty to meet the terms of any financial obligation to Truist or otherwise perform as agreed. Credit risk exists in all activities where success depends on the performance of a borrower, obligor, or counterparty. Credit risk arises when Truist funds are extended, committed, invested, or otherwise exposed through actual or implied contractual agreements, whether on or off-balance sheet. Credit risk increases when the credit quality of an issuer whose securities or other instruments the bank holds has deteriorated.

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

Truist Financial Corporation 69

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
•Overall creditworthiness of the client, taking into account the client’s relationships, both past and current, with Truist and other lenders - Truist’s success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background.
•Level of equity invested in the transaction - in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.

Refer to the “Lending Activities” section in MD&A for a discussion of each loan and lease portfolio.

Liquidity Risk

Liquidity risk is the risk that (i) Truist will be unable to meet its obligations as they come due because of an inability to obtain adequate funding (funding liquidity risk), or (ii) Truist cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (market liquidity risk). Refer to the “Liquidity” section in MD&A for additional discussion.

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

Truist’s framework aligns with those of the National Institute of Standards and Technology, Cyber Risk Institute, the International Standards Organization 27000 series, the IT Governance Institute, and the Control Objectives for Information and Related Technology, as well as conforms with the requirements and guidance from applicable regulatory authorities, including the Federal Financial Institutions Examination Council. In addition, Truist’s framework, which includes internally and externally focused capabilities, drives the development and implementation of Truist’s data security strategy that is designed to reduce risk while enabling Truist’s corporate business objectives.

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

70 Truist Financial Corporation

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

Truist’s cybersecurity risk program is overseen by Executive Leadership and the Board. Regular updates on the status of the cybersecurity risk program, including information security risks and incidents, emerging threats, and control environment, are aggregated and escalated to Executive Leadership and the Board. Additionally, Truist has a Cyber Incident Response Team that manages significant cyber-specific events with escalation up to Executive Leadership and the Board. Truist’s framework requires annual exercises at a minimum to test Truist’s preparedness. The Board devotes significant time and attention to its oversight of cyber security risk and approves related information security policies. Although Truist has invested substantial resources to manage and reduce cybersecurity risk, it is not possible to completely eliminate this risk. Truist obtains insurance that protects against certain losses, expenses, and damages associated with cybersecurity risk. See Item 1A, “Risk Factors,” for additional information regarding cybersecurity risk.

Compliance Risk

Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules, or regulations, or from non-conformance with prescribed practices, internal policies, and procedures or ethical standards. This risk exposes Truist to fines, civil monetary penalties, payment of damages, and the voiding of contracts. Compliance risk can result in diminished reputation, reduced franchise or enterprise value, limited business opportunities, and lessened expansion potential.

Strategic Risk

Strategic risk is the risk of financial loss, diminished stakeholder confidence, or negative impact to human capital resulting from ineffective strategy setting and execution, adverse business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Truist is committed to fulfilling its overall strategic objectives by selecting business strategies and operating businesses in a manner consistent with its established risk appetite, achieving profitability/earnings growth and maintaining strong confidence and trust with its key stakeholder constituencies.

Reputational Risk

Reputational risk is the risk to current or anticipated earnings, capital, enterprise value, the Truist brand, and public confidence arising from negative publicity or public opinion, whether real or perceived, regarding Truist’s business practices, products, services, transactions, or other activities undertaken by Truist, its representatives, or its partners. A negative reputation may impair Truist’s relationship with clients, teammates, communities, or shareholders, and it is often a residual risk that arises when other risks are not managed properly.

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

Model Risk

Model risk is the risk to current or anticipated earnings or capital from decisions based on incorrect or misused model outputs. Truist uses models for many purposes, including the valuation of financial positions, estimation of credit losses, and the measurement of risk. Valuation models are used to value certain financial instruments for which quoted prices may not be readily available. Valuation models are also used as inputs for VaR, the estimation of VaR itself, regulatory capital, stress testing, and the ACL. Models are owned by the applicable BUs, who are responsible for the development, implementation, and use of their models. Oversight of these functions is performed by the MRO, which is a component of the RMO. Once models have been approved, model owners are responsible for the maintenance of an appropriate operating environment and must monitor and evaluate the performance of the models on a recurring basis. Models are updated in response to changes in portfolio composition, industry and economic conditions, technological capabilities, and other developments.

Truist Financial Corporation 71

MRO manages model risk in a holistic manner through a suite of model governance and model validation activities. The risk of each model is assessed and classified into various risk tiers. Additionally, MRO maintains an enterprise-wide model inventory containing relevant model information. Regarding model validation, MRO utilizes internal validation analysts and managers with skill sets in predictive modeling to perform detailed reviews of model development, implementation, and conceptual soundness. On certain occasions, the MRO will also engage external parties to assist with validation efforts. Once in a production environment, MRO assesses a model’s performance on a periodic basis through ongoing monitoring reviews. MRO tracks issues that have been identified during model validation or through ongoing monitoring and engages with model owners to ensure their timely remediation. MRO gauges model risk utilizing a collection of key risk indicators, which are periodically reported to relevant committees, including but not limited to, the Model Risk Oversight Committee as well as the Board Risk Committee. MRO will also present model risk topics to the Board Risk Committee as necessary.

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

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $89.4 billion and Truist’s average LCR was 112% for the three months ended December 31, 2022.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At December 31, 2022, the Company was compliant with this requirement.

72 Truist Financial Corporation

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

Table 36: Selected Liquidity Sources
(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Unused borrowing capacity:
FRB	$49,250	$52,170
FHLB	20,770	49,244
Available investment securities (after haircuts)	85,401	116,600
Available secured borrowing capacity	155,421	218,014
Eligible cash at the FRB	15,556	14,714
Total	$170,977	$232,728

At December 31, 2022, Truist Bank’s available secured borrowing capacity represented approximately 4.7 times the amount of wholesale funding maturities in one-year or less. FHLB unused borrowing capacity was $20.8 billion at December 31, 2022, down from $49.2 billion at December 31, 2021 primarily due to increases in short-term borrowings.

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At December 31, 2022 and December 31, 2021, the Parent Company had 37 months and 35 months, respectively, of cash on hand to satisfy projected cash outflows, and 22 months and 19 months, respectively, when including the payment of common stock dividends.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings.

Truist Financial Corporation 73

The following table presents the credit ratings and outlooks of Truist and Truist Bank as of December 31, 2022:

Table 37: Credit Ratings of Truist Financial Corporation and Truist Bank
	Moody’s	S&P	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	A3	A- / A-2	A+ / F1	AAL / R-1M
Senior unsecured	A3	A-	A	AAL
Subordinated	A3	BBB+	A-	AH
Preferred stock	Baa2(hyb)	BBB-	BBB	AL
Truist Bank:
Issuer	A2	A / A-1	A+ / F1	AA / R-1H
Senior unsecured	A2	A	A+	AA
Deposits	Aa3 / P-1	NA	AA- / F1+	AA
Subordinated	(P) A2	A-	A	AAL
Ratings outlook:
Credit trend	Stable	Positive	Stable	Stable

Recent changes in the Company’s credit ratings and outlooks include:

•On January 19, 2022, S&P Global Ratings published Truist’s assigned ESG Credit Indicators of E-2, S-2, and G-2, which were consistent with the scores assigned to most other banks and which indicated that environmental, social and governance factors have “no material influence” on the rating agency’s analysis of the Company.
•On August 15, 2022, DBRS Morningstar upgraded the ratings of Truist, including the Long-Term Issuer Rating to “AA (low)” from “A (high).” DBRS Morningstar also upgraded the ratings of Truist Bank, including the Long-Term Issuer Rating to “AA” from “AA (low).” The trend for all ratings was revised to “Stable” from “Positive.” The rating actions reflected the scale, quality, and diversity of Truist’s franchise; the completion of the Merger integration; Truist’s diversified products and geography; and the Company’s sound balance sheet fundamentals and conservative risk profile.
•On October 21, 2022, Fitch Ratings affirmed the ratings of Truist and Truist Bank, including the long-term and short-term issuer default ratings at “A+” and “F1,” respectively, for both entities. Fitch Ratings also maintained a “stable” ratings outlook for all ratings. In affirming the ratings, Fitch cited Truist’s diverse business model, conservative credit culture, and the completion of the Merger integration.
•On November 3, 2022, Moody’s Investors Service affirmed all of the ratings of Truist and its subsidiaries, including Truist Bank. Moody’s also maintained a “stable” rating outlook for Truist. Moody’s stated that the affirmation of Truist’s ratings reflects the effective completion of its multi-year integration and Truist’s strong, diverse, and resilient platform for organic growth, among, among other factors.

Management believes current sources of liquidity are adequate to meet Truist’s current requirements and plans for continued growth. As of December 31, 2022, the Company had $2.1 billion in obligations to purchase goods or services that are enforceable and legally binding. Many of the purchase obligations have terms that are not fixed and determinable and are included in the total amount of obligations based upon the estimated timing and amount of payment. In addition, certain of the purchase agreements contain clauses that would allow Truist to cancel the agreement with specified notice; however, that impact is not included in determining the total amount of obligations. See “Note 9. Other Assets and Liabilities,” “Note 11. Borrowings,” and “Note 16. Commitments and Contingencies” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

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

74 Truist Financial Corporation

Truist regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s objective is to maintain capital at levels that are in excess of internal capital limits, which are above the regulatory “well capitalized” minimums. Management has implemented internal stress capital ratio minimums to evaluate whether capital ratios calculated after the effect of alternative capital actions are likely to remain above internal minimums. Breaches of internal stressed minimums prompt a review of the planned capital actions included in Truist’s capital plan.

Table 38: Capital Requirements
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer (1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB requirement of 2.5% applicable to Truist as of December 31, 2022. Truist’s SCB requirement, received in the 2022 CCAR process, is effective from October 1, 2022 to September 30, 2023.

Payments of cash dividends and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders’ equity). The active management of the subsidiaries’ equity capital is the process used to manage this important driver of Parent Company liquidity and is a key element in the management of Truist’s capital position.

Management intends to maintain capital at Truist Bank at levels that exceed the minimum capital plus CCB. This will also result in Truist Bank being “well-capitalized” for regulatory purposes. Secondarily, it is management’s intent to maintain Truist Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity, and risk profile. If the capital levels of Truist Bank increase above these guidelines, excess capital may be transferred to the Parent Company in the form of special dividend payments, subject to regulatory and other operating considerations.

Management’s capital deployment plan in order of preference is to focus on (i) organic growth, (ii) dividends, (iii) strategic opportunities and acquisitions, and (iv) share repurchases if excess capital is available.

Truist Bank’s capital ratios are presented in the following table:

Table 39: Capital Ratios - Truist Bank
	Dec 31, 2022	Dec 31, 2021
CET1	10.6%	10.5%
Tier 1 capital	10.6	10.5
Total capital	12.1	12.0
Leverage ratio	8.5	8.0
Supplementary leverage ratio	7.3	6.9

Truist Financial Corporation 75

Truist’s capital ratios are presented in the following table:

Table 40: Capital Ratios - Truist Financial Corporation
(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2022	Dec 31, 2021
Risk-based:
CET1	9.0%	9.6%
Tier 1 capital	10.5	11.3
Total capital	12.4	13.2
Leverage ratio	8.5	8.7
Supplementary leverage ratio	7.3	7.4
Non-GAAP capital measure (1):
Tangible common equity per common share	$18.04	$25.47
Calculation of tangible common equity (1):
Total shareholders’ equity	$60,537	$69,271
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	23	—
Goodwill and intangible assets, net of deferred taxes	29,908	28,772
Tangible common equity	$23,933	$33,826
Risk-weighted assets	$434,413	$390,886
Common shares outstanding at end of period	1,326,829	1,327,818
(1)Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets, net of deferred taxes, and their related amortization. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses these measures to assess profitability, returns relative to balance sheet risk, and shareholder value. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Truist’s capital level at December 31, 2022 remains strong compared to the regulatory levels for well capitalized banks. Truist’s CET1 ratio was 9.0% as of December 31, 2022. The decline compared to the 2021 CET1 ratio primarily reflects strong loan growth, acquisitions, and the impact from the phase-in of the CECL transition relief.

Truist increased the quarterly common dividend 8% during the year, paid $2.7 billion in common stock dividends or $2.00 per share, and repurchased $250 million of common stock. The dividend payout ratio for 2022 was 45% compared to 41% for the prior year. The total payout ratio for 2022 was 49% compared to 68% for the prior year, reflecting a greater focus on deploying capital to fund organic growth and acquisitions in 2022. In early 2023, Truist declared common dividends of $0.52 per share for the first quarter of 2023.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income. Refer to “Note 1. Basis of Presentation” for additional discussion regarding reclassifications.

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, Truist’s significant accounting policies and effects of new accounting pronouncements are discussed in detail in “Note 1. Basis of Presentation.”

The following is a summary of Truist’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments. These critical accounting policies are reviewed with the Audit Committee of the Board of Directors on a periodic basis.

76 Truist Financial Corporation

ACL

Truist’s ACL represents management’s best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one-year period. As a means of addressing uncertainty related to future economic conditions, the quantitative allowance includes an adjustment that reflects model output calculated using a range of potential future economic conditions. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

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

Management considers a range of macroeconomic forecast data in connection with the allowance estimation process. Under the range of scenarios considered as of December 31, 2022, use of the Company’s pessimistic scenario would have resulted in an increase to the modeled allowance results of approximately $2.2 billion. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.

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

The methodology used to determine an estimate for the RUFC is similar to that used to determine the funded component of the ALLL and is measured over the period there is a contractual obligation to extend credit that is not unconditionally cancellable. The RUFC is adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. A detailed discussion of the methodology used in determining the ACL is included in “Note 1. Basis of Presentation.”

Fair Value of Financial Instruments

The vast majority of assets and liabilities measured at fair value on a recurring basis are based on either quoted market prices or market prices for similar instruments. Refer to “Note 18. Fair Value Disclosures” for additional disclosures regarding the fair value of financial instruments and “Note 2. Business Combinations” for additional disclosures regarding business combinations.

Securities

Truist generally utilizes a third-party pricing service in determining the fair value of its AFS investment securities, whereas trading securities are priced internally. Fair value measurements for investment securities are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads, and broker quotes. Management performs procedures to evaluate the fair values provided by the third-party service provider. These procedures, which are performed independent of the responsible business unit, include comparison of pricing information received from the third-party pricing service to other third-party pricing sources, review of additional information provided by the third-party pricing service and other third-party sources for selected securities and back-testing to compare the price realized on security sales to the daily pricing information received from the third-party pricing service. The Enterprise Valuation Committee, which provides oversight to Truist’s enterprise-wide IPV function, is responsible for the comparison of pricing information received from the third-party pricing service or internally to other third-party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity or inactive markets for certain securities, the valuation of the security is subjective and may involve substantial judgment by management to reflect unobservable input assumptions.

Truist Financial Corporation 77

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

Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, observable market data. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. The value of residential MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of residential MSRs generally increases due to reduced refinance activity. Truist typically hedges against market value changes in the residential MSRs. Refer to “Note 8. Loan Servicing” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of residential MSRs.

LHFS

Truist originates certain residential and commercial mortgage loans for sale to investors that are measured at fair value. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as components of Mortgage banking income, while the related origination costs are generally recognized in Personnel expense when incurred. The changes in fair value are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the LHFS. Truist uses various derivative instruments to mitigate the economic effect of changes in fair value of the underlying loans. LHFS also includes certain loans, generally carried at LOCOM, where management has committed to a formal plan of sale and the loans are available for immediate sale. Adjustments to reflect unrealized gains and losses resulting from changes in fair value, up to the original carrying amount, and realized gains and losses upon ultimate sale are classified as noninterest income. The fair value of these loans is estimated using observable market prices when available. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models that reflect assumptions consistent with those that would be used by a market participant in estimating fair value. Refer to “Note 1. Basis of Presentation” for further description of the Company’s accounting for LHFS.

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

78 Truist Financial Corporation

Goodwill and Other Intangible Assets

The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at their fair values. This often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of definite-lived intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Business combinations also typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates. Refer to “Note 1. Basis of Presentation” for a description of the impairment testing process.

At December 31, 2022, Truist’s reporting units with goodwill balances were CB&W, C&CB, and IH. Management reviews the goodwill of each reporting unit for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. For its annual impairment review, Truist elected to perform a qualitative test of each of its reporting units.

In performing the qualitative assessment as of October 1, 2022, the Company evaluated events and circumstances since the last quantitative goodwill assessment, macroeconomic conditions, Truist’s own operations, key financial metrics, as well as reporting unit and Company financial performance, and the industry in which it operates. After assessing all relevant events or circumstances, Truist concluded that it is not more-likely-than-not that the fair value of a reporting unit is below its carrying value.

The Company also performs sensitivity analyses around the assumptions used in the most recent quantitative test as well as relevant events or circumstances in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. While the Company’s sensitivity analyses did not indicate risk of impairment as of October 1, 2022, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, asset growth, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

The Company monitored events and circumstances during the fourth quarter of 2022, concluding that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2022.

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

Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. The Company regularly evaluates the ability to realize DTAs, recognizing a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. Truist currently maintains a valuation allowance for certain state carryforwards. For additional income tax information, refer to “Note 1. Basis of Presentation” and “Note 14. Income Taxes.”

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

Truist Financial Corporation 79

Management also considered the sensitivity that changes in the expected return on plan assets and the discount rate would have on pension expense. For the Company’s qualified plans, a decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $46 million for 2023, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $136 million in pension expense for 2023. This estimate reflects the sensitivity of certain factors considered in calculation of pension expense but does not consider all factors that could increase or decrease estimates calculated.

The calculation of pension assets and liabilities is also impacted by the year-end valuation, which takes into account the difference between the actual return on plan assets and the estimated return on plan assets that was recognized during the year, as well as an updated discount rate based on current market rates. The year-end valuation resulted in a pre-tax loss in other comprehensive income of $1.9 billion for all pension plans. As expected return on plan assets is determined with the prior year-end’s plan asset valuation, the lower year-end plan asset valuation and related amortization of accumulated other comprehensive income will reduce the expected return on plan assets component of net periodic pension cost recognized in other expense in 2023.

Refer to “Note 15. Benefit Plans” for disclosures related to the benefit plans.
80 Truist Financial Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Truist Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Truist Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses in 2020.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Truist Financial Corporation 81

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

Allowance for Credit Losses for Certain Commercial and Consumer Portfolios

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) represents management’s best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The consolidated ACL balance was $4.6 billion as of December 31, 2022, including $1.7 billion for commercial portfolios and $2.3 billion for consumer portfolios. Estimates of expected future credit losses are determined by management using quantitative models and by applying qualitative adjustments to the modeled results. The models are designed to forecast probability of default, exposure at default, and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are applied to pools of loans with similar risk characteristics. The macroeconomic forecast data used in the quantitative models is based on forecasted variables for a reasonable and supportable period. The qualitative adjustments incorporate management judgment and are used to account for limitations in modeled results related to current economic conditions and other risks in the portfolios.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 28, 2023

We have served as the Company’s auditor since 2002.
82 Truist Financial Corporation

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2022	Dec 31, 2021
Assets
Cash and due from banks	$5,379	$5,085
Interest-bearing deposits with banks	16,042	15,210
Securities borrowed or purchased under agreements to resell	3,181	4,028
Trading assets at fair value	4,905	4,423
AFS securities at fair value	71,801	153,123
HTM securities ($47,791 and $1,495 at fair value, respectively)	57,713	1,494
LHFS (including $1,065 and $3,544 at fair value, respectively)	1,444	4,812
Loans and leases (including $18 and $23 at fair value, respectively)	325,991	289,513
ALLL	(4,377)	(4,435)
Loans and leases, net of ALLL	321,614	285,078
Premises and equipment	3,605	3,700
Goodwill	27,013	26,098
CDI and other intangible assets	3,672	3,408
Loan servicing rights at fair value	3,758	2,633
Other assets (including $1,582 and $3,436 at fair value, respectively)	35,128	32,149
Total assets	$555,255	$541,241
Liabilities
Noninterest-bearing deposits	$135,742	$145,892
Interest-bearing deposits	277,753	270,596
Short-term borrowings (including $1,551 and $1,731 at fair value, respectively)	23,422	5,292
Long-term debt	43,203	35,913
Other liabilities (including $2,971 and $586 at fair value, respectively)	14,598	14,277
Total liabilities	494,718	471,970
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,634	6,639
Additional paid-in capital	34,544	34,565
Retained earnings	26,264	22,998
AOCI, net of deferred income taxes	(13,601)	(1,604)
Noncontrolling interests	23	—
Total shareholders’ equity	60,537	69,271
Total liabilities and shareholders’ equity	$555,255	$541,241
Common shares outstanding	1,326,829	1,327,818
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 83

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Year Ended December 31,
	2022	2021	2020
Interest Income
Interest and fees on loans and leases	$13,252	$11,481	$13,485
Interest on securities	2,763	2,090	1,739
Interest on other earning assets	622	203	324
Total interest income	16,637	13,774	15,548
Interest Expense
Interest on deposits	1,145	148	785
Interest on long-term debt	791	573	800
Interest on other borrowings	385	47	137
Total interest expense	2,321	768	1,722
Net Interest Income	14,316	13,006	13,826
Provision for credit losses	777	(813)	2,335
Net Interest Income After Provision for Credit Losses	13,539	13,819	11,491
Noninterest Income
Insurance income	3,043	2,627	2,193
Wealth management income	1,338	1,392	1,277
Investment banking and trading income	995	1,441	1,010
Service charges on deposits	1,026	1,060	1,020
Card and payment related fees	944	874	761
Mortgage banking income	460	734	1,185
Lending related fees	375	349	315
Operating lease income	258	262	309
Securities gains (losses)	(71)	—	402
Other income	351	551	407
Total noninterest income	8,719	9,290	8,879
Noninterest Expense
Personnel expense	8,467	8,632	8,146
Professional fees and outside processing	1,411	1,442	1,252
Software expense	932	945	862
Net occupancy expense	744	764	904
Amortization of intangibles	583	574	685
Equipment expense	478	513	484
Marketing and customer development	352	294	273
Operating lease depreciation	184	190	258
Regulatory costs	183	137	125
Merger-related and restructuring charges	513	822	860
Other expense	742	803	1,048
Total noninterest expense	14,589	15,116	14,897
Earnings
Income before income taxes	7,669	7,993	5,473
Provision for income taxes	1,402	1,556	981
Net income	6,267	6,437	4,492
Noncontrolling interests	7	(3)	10
Net income available to the bank holding company	6,260	6,440	4,482
Preferred stock dividends and other	333	407	298
Net income available to common shareholders	$5,927	$6,033	$4,184
Basic EPS	$4.46	$4.51	$3.11
Diluted EPS	4.43	4.47	3.08
Basic weighted average shares outstanding	1,328,120	1,337,144	1,347,080
Diluted weighted average shares outstanding	1,338,462	1,349,378	1,358,289
The accompanying notes are an integral part of these consolidated financial statements.
84 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2022	2021	2020
Net income	$6,267	$6,437	$4,492
OCI, net of tax:
Net change in net pension and postretirement costs	(1,449)	789	247
Net change in cash flow hedges	(69)	55	37
Net change in AFS securities	(10,757)	(3,164)	1,274
Net change in HTM securities	284	—	—
Other, net	(6)	—	2
Total OCI, net of tax	(11,997)	(2,320)	1,560
Total OCI	$(5,730)	$4,117	$6,052
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(445)	$243	$79
Net change in cash flow hedges	(21)	17	11
Net change in AFS securities	(3,277)	(971)	396
Net change in HTM securities	83	—	—
Total income taxes related to OCI	$(3,660)	$(711)	$486

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 85

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2020	1,342,166	$5,102	$6,711	$35,609	$19,806	$(844)	$174	$66,558
Net income	—	—	—	—	4,482	—	10	4,492
OCI	—	—	—	—	—	1,560	—	1,560
Issued in connection with equity awards, net	6,795	—	34	(119)	(2)	—	—	(87)
Issued in connection with preferred stock offering	—	3,449	—	—	—	—	—	3,449
Redemption of preferred stock	—	(503)	—	—	3	—	—	(500)
Cash dividends declared on common stock	—	—	—	—	(2,424)	—	—	(2,424)
Cash dividends declared on preferred stock	—	—	—	—	(301)	—	—	(301)
Equity-based compensation expense	—	—	—	353	—	—	—	353
Cumulative effect adjustment for new accounting standards	—	—		—	(2,109)	—	—	(2,109)
Other, net	—	—	—	—	—	—	(79)	(79)
Balance, December 31, 2020	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	6,440	—	(3)	6,437
OCI	—	—	—	—	—	(2,320)	—	(2,320)
Issued in connection with equity awards, net	6,466	—	32	(120)	(5)	—	—	(93)
Repurchase of common stock	(27,609)	—	(138)	(1,478)	—	—	—	(1,616)
Redemption of preferred stock	—	(1,375)	—	—	(40)	—	—	(1,415)
Cash dividends declared on common stock	—	—	—	—	(2,485)	—	—	(2,485)
Cash dividends declared on preferred stock	—	—	—	—	(367)	—	—	(367)
Equity-based compensation expense	—	—	—	320	—	—	—	320
Other, net	—	—	—	—	—	—	(102)	(102)
Balance, December 31, 2021	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	6,260	—	7	6,267
OCI	—	—	—	—	—	(11,997)	—	(11,997)
Issued in connection with equity awards, net	4,119	—	21	(115)	(5)	—	—	(99)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(2,656)	—	—	(2,656)
Cash dividends declared on preferred stock	—	—	—	—	(333)	—	—	(333)
Equity-based compensation expense	—	—	—	318	—	—	—	318
Other, net	—	—	—	—	—	—	16	16
Balance, December 31, 2022	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537

The accompanying notes are an integral part of these consolidated financial statements.
86 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$6,267	$6,437	$4,492
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	777	(813)	2,335
Depreciation	783	810	923
Amortization of intangibles	583	574	685
Securities (gains) losses	71	—	(402)
Net change in operating assets and liabilities:
LHFS	2,479	1,411	718
Loan servicing rights	(813)	(206)	607
Pension asset	1,399	(1,580)	(779)
Derivative assets and liabilities	3,836	1,296	(2,690)
Trading assets	(482)	(551)	1,861
Other assets and other liabilities	(1,434)	285	186
Other, net	(2,385)	229	(499)
Net cash from operating activities	11,081	7,892	7,437
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	3,314	148	5,276
Proceeds from maturities, calls and paydowns of AFS securities	12,299	33,968	24,627
Purchases of AFS securities	(9,357)	(70,775)	(72,808)
Proceeds from maturities, calls and paydowns of HTM securities	5,140	—	—
Purchases of HTM securities	(3,020)	—	—
Originations and purchases of loans and leases, net of sales and principal collected	(32,840)	9,787	2,613
Net cash received (paid) for FHLB stock	(1,231)	116	600
Net cash received (paid) for securities borrowed or purchased under agreements to resell	847	(2,283)	(328)
Net cash paid for premises and equipment	(564)	(442)	(815)
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	(4,673)	(1,638)	(2,439)
Net cash for (premiums) proceeds on bank-owned life insurance	(147)	(606)	83
Other, net	260	(331)	(461)
Net cash from investing activities	(29,972)	(32,056)	(43,652)
Cash Flows From Financing Activities:
Net change in deposits	(2,986)	35,423	48,599
Net change in short-term borrowings	18,060	(800)	(12,124)
Proceeds from issuance of long-term debt	15,777	4,728	26,644
Repayment of long-term debt	(7,297)	(7,959)	(28,278)
Repurchase of common stock	(250)	(1,616)	—
Net proceeds from preferred stock issued	—	—	3,449
Redemption of preferred stock	—	(1,415)	(500)
Cash dividends paid on common stock	(2,656)	(2,485)	(2,424)
Cash dividends paid on preferred stock	(333)	(367)	(301)
Net cash received (paid) for hedge unwinds	(185)	—	1,101
Other, net	(113)	82	(148)
Net cash from financing activities	20,017	25,591	36,018
Net Change in Cash and Cash Equivalents	1,126	1,427	(197)
Cash and Cash Equivalents, January 1	20,295	18,868	19,065
Cash and Cash Equivalents, December 31	$21,421	$20,295	$18,868
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$2,007	$859	$1,834
Income taxes	479	792	126
Noncash investing activities:
Transfer of loans HFI to LHFS	549	925	2,562
Purchases (sales) of securities not yet settled	—	2,275	—
Transfer of AFS securities to HTM	59,436	—	—

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 87

NOTE 1. Basis of Presentation

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. Truist has leading market share in many high-growth markets in the country, and offers a wide range of products and services through our retail and small business banking, commercial banking, corporate and investment banking, insurance, wealth management, and specialized lending businesses. Headquartered in Charlotte, North Carolina, Truist is a top 10 U.S. commercial bank. The Company operates and measures business activity across three business segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings. For additional information on the Company’s business segments, see “Note 21. Operating Segments.”

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. The accounting and reporting policies are in accordance with GAAP and conform to the guidelines prescribed by regulatory authorities. The following is a summary of significant accounting policies.

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

Investments in VIEs are evaluated to determine if Truist is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to Truist’s obligation to absorb losses or receive residual returns of the entity. For changes in facts and circumstances, Truist re-assesses whether or not it is a primary beneficiary of a VIE. Truist has variable interests in certain entities that are not required to be consolidated, including affordable housing and other partnership interests. Refer to “Note 16. Commitments and Contingencies” for additional disclosures regarding Truist’s VIEs.

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

Reclassifications

In the fourth quarter of 2022, the Company combined the presentation of Residential mortgage income and Commercial mortgage income into Mortgage banking income within the Company’s Consolidated Statement of Income. Further, the Company started including Income from bank-owned life insurance as a component of Other income and Loan-related expense and Loss (gain) on early extinguishment of debt as components of Other expense within the Company’s Consolidated Statement of Income. Prior periods were reclassified to conform to the current presentation. Certain other amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

88 Truist Financial Corporation

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks that have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Restricted cash was immaterial at December 31, 2022 and 2021.

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

Short-term borrowings include securities sold under agreements to repurchase, which are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. The Company monitors collateral values daily and pledges collateral as warranted under the respective agreements.

Trading Activities

Various trading assets and liabilities are used to accommodate the investment and risk management activities of the Company’s clients. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. The Company elects to apply fair value accounting to trading loans. Trading loans include: (i) loans held in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans; (ii) certain SBA loans guaranteed by the U.S. government; and (iii) loans made or acquired in connection with the Company’s TRS business. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. Trading assets and liabilities are measured at fair value with changes in fair value recognized within Noninterest income in the Company’s Consolidated Statements of Income. Interest income on trading account securities is included in Interest on other earning assets. For additional information on the Company’s trading activities, see “Note 16. Commitments and Contingencies” and “Note 18. Fair Value Disclosures.”

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

Truist Financial Corporation 89

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. Credit related losses are measured on an individual basis and recognized in an ACL. Changes in expected credit losses are recognized in the Provision for credit losses in the Consolidated Statements of Income. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by rating agencies and have a long history of no credit losses. Non-agency MBS in the portfolio reflect recent issuances that are highly rated, include excess collateral and are collateralized by loans to borrowers with high credit scores and low loan to value ratios. Truist utilizes cash flow modeling for the evaluation of potential credit impairment on non-agency securities in an unrealized loss position. Cash flow modeling incorporates a variety of factors that impact the long-term expectation of collateral performance. Impairment is attributable to factors other than credit when there continues to be an expectation of the collection of all contractual principal and interest.

Related to any unrealized losses reported in AOCI, Truist considers any intent to sell and whether it was more-likely-than-not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis as of the reporting date.

Equity Securities

Equity securities that are not classified as trading assets or liabilities are recorded in Other assets on the Company’s Consolidated Balance Sheets. Equity securities with readily determinable fair values are considered marketable and measured at fair value, with changes in the fair value recognized as a component of Other noninterest income in the Company’s Consolidated Statements of Income. Marketable equity securities include mutual fund investments and other publicly traded equity securities. Dividends received from marketable equity securities and FHLB stock are recognized within Interest income in the Consolidated Statements of Income. Equity securities that are not accounted for under the equity method and that do not have readily determinable fair values are considered non-marketable and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments to the carrying value of these non-marketable equity securities are recognized in Other noninterest income in the Company’s Consolidated Statements of Income. Non-marketable equity securities include FHLB stock and other equity investments. For additional information on the Company’s equity securities, see “Note 18. Fair Value Disclosures.”

LHFS

LHFS includes primarily residential mortgage and commercial mortgage loans that management intends to sell in the secondary market and other loans that management has an active plan to sell. LHFS also includes specifically identified loans where management has committed to a formal plan of sale and the loans are available for immediate sale.

The Company elects to apply fair value accounting to residential and commercial mortgage loans that are originated with the intent to be sold in the secondary market. Direct loan origination fees associated with these loans are recorded as Mortgage banking income. The majority of direct origination costs are recorded in Personnel expense. The fair value of these loans is derived from observable current market prices when available and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models that reflect assumptions consistent with those that would be used by a market participant in estimating fair value.

First lien residential mortgage LHFS are transferred in conjunction with GNMA and GSE securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash with servicing rights retained. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated interest rate lock commitments and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into interest rate lock commitments with borrowers until the loans are sold, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk. Commercial mortgage LHFS are sold to FNMA and FHLMC and the Company also issues and sells GNMA commercial MBS backed by FHA insured loans. The loans and securities are exchanged for cash with servicing rights retained. Gains and losses on sales of residential and commercial mortgages are included in Mortgage banking income and gains and losses on sales of other consumer loans are included in Other income.

In certain circumstances, the Company may transfer certain loans from HFI to LHFS. At the time of transfer, any credit losses are subject to charge-off in accordance with the Company’s policy and are recorded as a reduction in the ALLL. Any additional losses, including those related to interest rate or liquidity-related valuation adjustments are recorded as a component of Noninterest income in the Consolidated Statements of Income. For additional information on the Company’s LHFS, see “Note 18. Fair Value Disclosures.”

90 Truist Financial Corporation

Specifically identified LHFS, where management has committed to a formal plan of sale and the loans are available for immediate sale, are recorded at LOCOM. Origination fees and costs for such loans are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Adjustments to reflect unrealized losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as Noninterest income in the Consolidated Statements of Income. The fair value of these loans is estimated using observable market prices when available, but may also incorporate consideration of other unobservable inputs such as indicative bids, broker price opinions or other information derived from internal or external data sources.

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

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs. Interest and fees on loans and leases includes certain loan fees and deferred direct costs associated with the lending process recognized over the contractual lives of the loans using the effective interest method for amortizing loans or straight-line method for loans with interest-only repayment terms or revolving privileges.

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

Truist Financial Corporation 91

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

The evaluation of mortgage and other consumer loans includes an evaluation of the client’s debt-to-income ratio, credit report, property value and certain other client-specific factors that impact the clients’ ability to make timely principal and interest payments on the loan.

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of clients’ loan defaults. Truist’s policies for placing loans on nonperforming status conform to guidelines prescribed by bank regulatory authorities. Truist classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. The following table summarizes the delinquency thresholds that are a factor used in evaluating nonperforming classification and the timing of charge-off evaluations:

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
92 Truist Financial Corporation

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

Assets acquired as a result of foreclosure are initially recorded at fair value less estimated cost to sell and subsequently carried at LOCOM. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than 12 months old, otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition of these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s loan and lease activities, see “Note 5. Loans and ACL.”

ACL

The ACL includes the ALLL and RUFC. The ACL represents management’s best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The ALLL is a valuation account that is deducted from or added to the loans’ amortized cost basis to present the net amount expected to be collected on loans. The ALLL is available to absorb losses on any loan category or lending-related commitment. Loan or lease balances deemed to be uncollectible are charged off against the ALLL. Expected recoveries of amounts previously charged off are incorporated into the ALLL estimate, with such amounts capped at the aggregate of amounts previously charged off. Changes to the ACL are made by charges to the Provision for credit losses, which is reflected in the Consolidated Statements of Income. The RUFC is recorded in Other liabilities on the Consolidated Balance Sheets.

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments: commercial, consumer, and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans and leases are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, and type of collateral. Larger loans and leases that do not share similar risk characteristics or that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the underlying collateral or in certain circumstances the present value of expected cash flows discounted at the loan’s effective interest as described further below. In addition to the quantitatively calculated components, the ALLL includes qualitatively calculated components.

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

Truist Financial Corporation 93

The Scenario Committee provides guidance, selection, and approval for Company-sanctioned macroeconomic forecast data, including the macroeconomic forecast data for use in the ACL process. Forecasted economic conditions are developed using third-party macroeconomic forecast data across scenarios adjusted based on management’s expectations over a reasonable and supportable forecast period of two years. Assumptions revert to long term historic averages gradually over a one-year period. Macroeconomic forecast data used in estimating the expected losses vary by loan portfolio and include employment factors, estimated collateral values, and market indicators as described by portfolio segment below.

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

The following provides a description of accounting policies, methodologies, and credit quality indicators related to each of the portfolio segments:

Commercial

The majority of loans in the commercial lending portfolio are assigned risk ratings based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Risk ratings are reviewed on an annual basis, or more frequently for many relationships based on the policy requirements regarding various risk characteristics. While this review is largely focused on the borrower’s ability to repay the loan, Truist also considers the capacity and willingness of a loan’s guarantors to support the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, Truist may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is reasonably assured. In these cases, Truist may determine the loan is not impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. The following table summarizes risk ratings that Truist uses to monitor credit quality in its commercial portfolio:

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

94 Truist Financial Corporation

Truist’s policy is to review and individually evaluate the reserve for all nonperforming lending relationships and TDRs with an outstanding balance of $5 million or more, as such lending relationships do not typically share similar risk characteristics with others. Individually evaluated reserves are based on current forecasts, the present value of expected cash flows discounted at the loan’s effective interest rate, or the value of collateral, which is generally based on appraisals, recent sales of foreclosed properties and/or relevant property-specific market information. Truist has elected to measure expected credit losses on collateral-dependent loans based on the fair value of the collateral. Loans are considered collateral dependent when it is probable that Truist will be unable to collect principal and interest according to the contractual terms of the agreement and repayment is expected to be provided substantially by the sale or continued operation of the underlying collateral. Commercial loans are typically secured by real estate, business equipment, inventories, and other types of collateral.

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

Residential mortgages and revolving home equity lines of credit are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination and are made to borrowers in good credit standing. The indirect auto and indirect other portfolios include secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The student loan portfolio is composed of government guaranteed student loans and certain private student loans. The government guarantee mitigates substantially all of the risk related to principal and interest repayment for this component of the portfolio. Private student loans were originated prior to 2021 with a credit enhancement from a third-party which partially mitigates the Company’s credit exposure. The credit card portfolio and other arrangements within the indirect other and residential home equity and direct portfolios are generally unsecured and are actively managed.

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

Lease agreements that contain non-lease components are generally accounted for as a single lease component. Variable costs, such as maintenance expenses, property and sales taxes, association dues and index-based rate increases, are expensed as they are incurred.
Truist Financial Corporation 95

The impairment policy for a ROU asset is discussed within the Premises and Equipment section above.

Bank-Owned Life Insurance

Life insurance policies on certain current and former directors, officers and teammates, for which Truist is the owner and beneficiary are stated at the cash surrender value within Other assets in the Consolidated Balance Sheets. Changes in cash surrender value and proceeds from insurance benefits are recorded in Other income in the Consolidated Statements of Income. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. See “Note 9. Other Assets and Liabilities” for additional information.

Income Taxes

The Company’s provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified affordable housing investments. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The deferral method of accounting is used on investments that generate investment tax credits, such that the investment tax credits are recognized as a reduction to the related investment. Additionally, the Company recognizes all excess tax benefits and deficiencies on employee share-based payments as a component of the Provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of restricted stock, are treated as discrete items in the period in which they occur. The provision for income taxes does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information related to the Company’s unrealized gains and losses, see “Note 13. AOCI.”

DTAs and DTLs result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax purposes. These deferred assets and liabilities are measured using the enacted tax rates and laws that are expected to apply in the periods in which the DTAs or DTLs are expected to be realized. Subsequent changes in the tax laws require adjustment to these deferred assets and liabilities with the cumulative effect included in the Provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized.

Interest and penalties related to the Company’s tax positions are recognized in the Provision for income taxes in the Consolidated Statements of Income. For additional information on the Company’s activities related to income taxes, see “Note 14. Income Taxes.”

Derivative Financial Instruments

The Company records derivative contracts at fair value in Other assets and Other liabilities on the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative depends upon whether or not it has been designated in a formal, qualifying hedging relationship. Changes in the fair value of derivatives not designated in a hedging relationship are recognized within Noninterest income in the Consolidated Statements of Income. This includes derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified risks associated with assets carried at fair value such as MSRs, along with certain interest rate lock commitments on residential mortgage and commercial loans that are a normal part of the Company’s operations. The Company also evaluates its financial contracts to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.

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

96 Truist Financial Corporation

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

For additional information on the Company’s derivative activities, see “Note 18. Fair Value Disclosures” and “Note 19. Derivative Financial Instruments.”

Truist Financial Corporation 97

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Truist allocates goodwill to the reporting unit(s) that are expected to benefit from the synergies of the business combination.

The goodwill of each reporting unit is reviewed for impairment on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. If, after assessing all relevant events or circumstances, Truist concludes that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value, then a quantitative impairment test is required. Truist may also elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test. In the quantitative test, the fair value of a reporting unit is compared to the carrying value of the reporting unit. If the fair value of a reporting unit is greater than the carrying value, then there is no impairment. If the fair value is less than the carrying value, then an impairment loss is recorded for the amount that the carrying value exceeds the fair value, not to exceed the total amount of goodwill assigned to the reporting unit. The quantitative impairment test estimates the fair value of the reporting units using the income approach and market-based approaches. The income approach utilizes a discounted cash flow analysis. The market approach utilizes comparable public company information, key valuation multiples and consideration of a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

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

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized over their useful lives, based upon the estimated economic benefits received. For additional information on the Company’s activities related to goodwill and other intangibles, see “Note 7. Goodwill and Other Intangible Assets.”

Loan Servicing Rights

Truist has three classes of servicing rights for which it separately manages the economic risks: residential MSRs, commercial MSRs, and other loan servicing rights. Loan servicing rights are accounted for primarily at fair value with changes in fair value recorded in Mortgage banking income and Other income on the Consolidated Statements of Income. The fair value of servicing rights is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. These risks are hedged with various derivative instruments that are intended to mitigate the income statement effect to changes in fair value. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions. For additional information on the Company’s servicing rights, see “Note 8. Loan Servicing.”

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company classifies inputs used in valuation techniques within the fair value hierarchy discussed in “Note 18. Fair Value Disclosures.”

When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, derivative instruments, AFS securities, and certain other equity securities. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include trading loans, loans originated to be sold and classified as LHFS, and loan servicing rights. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, and subsequently carried at LOCOM. For additional information on the Company’s valuation of assets and liabilities held at fair value, see “Note 18. Fair Value Disclosures.”

98 Truist Financial Corporation

Equity-Based Compensation

Truist maintains various equity-based compensation plans that provide for the granting of RSAs, RSUs, and PSUs to selected teammates and directors. Truist values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility. Compensation expense is recognized in Personnel expense in the Consolidated Statements of Income. Forfeitures are recognized as they occur. For additional information on the Company’s stock-based compensation plans, see “Note 15. Benefit Plans.”

Pension and Postretirement Benefit Obligations

Truist offers various pension plans and postretirement benefit plans to teammates. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to an AA Above Median corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. The expected long-term rate of return on assets is based on the expected returns for each major asset class in which the plan invests, adjusted for the weight of each asset class in the target mix. For additional information on the Company’s pension plans and postretirement benefit plans, see “Note 15. Benefit Plans.”

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

Noninterest income includes revenue from various types of transactions and services provided to clients. The Company recognizes revenue from contracts with customers as performance obligations are satisfied. Performance obligations are typically satisfied in one year or less. Truist elected the practical expedient to expense the incremental costs of obtaining a contract when incurred when the amortization period is one year or less. As of December 31, 2022 and 2021, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

Insurance income

Insurance commissions are received on the sale of insurance products as agent or broker, and revenue is recognized at a point in time upon the placement date of the insurance policies, representing the Company’s related performance obligations. Payment is normally received within the policy period. In addition to placement, Truist also provides insurance policy related risk management services. The Company’s execution of these risk management services represents its performance obligations. Revenue is recognized over time as these services are provided. Performance-based commissions are recognized when received or earlier when, upon consideration of past results and current conditions, the revenue is deemed not probable of reversal. Insurance commissions are included in the IH operating segment. Refer to “Note 21. Operating Segments” for information on segment results.

Transaction and service-based revenues

Transaction and service-based revenues include Wealth management income, Investment banking income, Service charges on deposits, and Card and payment related fees. Revenue is recognized at a point in time when the transactions occur or over time as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets. These revenues, and their relationship to the Company’s operating segments, are further described by type below. Refer to “Note 21. Operating Segments” for information on segment results.

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
Truist Financial Corporation 99

Investment banking and trading income includes securities underwriting fees, advisory fees, loan syndication fees, structured real estate income, and trade execution services revenue. Underwriting fees are earned on the trade date when the Company, as a member of an underwriting syndicate, purchases the securities from the issuer and sells the securities to third-party investors. Each member of the syndicate is responsible for selling its portion of the underwriting and is liable for the proportionate costs of the underwriting; therefore, the Company’s portion of underwriting revenue and expense is presented gross within noninterest income and noninterest expense. The transaction price is based on a percentage of the total transaction amount and payments are settled shortly after the trade date. Fees for merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions, are generally earned and recognized by the Company when performance obligations are satisfied. The Company’s execution of the advisory services related to these fees represents its performance obligations. The Company is the principal when rendering these services. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Loan syndication fees are typically recognized at the closing of a loan syndication transaction. Structured real estate income is recognized when a build-to-suit or sale-leaseback transaction is closed. The proceeds, net of closing costs, are reduced by the carrying value of the underlying leased asset. Revenue related to corporate trade execution services is earned and recognized on the trade date with payment on the settlement date. Investment banking and trading income is included in the C&CB operating segment.

Service charges on deposits include account maintenance, cash and treasury management, wire transfers, ATM, overdraft, and other deposit-related fees. The Company’s execution of the services related to these fees represents its performance obligations. Each of these performance obligations are either satisfied over time or at a point in time as the services are provided to the client. The Company is the principal when rendering these services. Payments for services provided are either withdrawn from client accounts as services are rendered or in the billing period following the completion of the service. The transaction price for each of these fees is based on the Company’s predetermined fee schedules. Service charges on deposits are recognized in the CB&W and C&CB operating segments.

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

Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants, and restricted stock outstanding using the treasury stock method. For additional information on the Company’s EPS, see “Note 20. Computation of EPS.”

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

Subsequent Events

The Company evaluated events that occurred between December 31, 2022 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

100 Truist Financial Corporation

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Adopted During the Current Year
Reference Rate Reform / December 21, 2022	Defers the sunset date of LIBOR from December 31, 2022 to December 31, 2024. The standard was issued December 21, 2022 and was effective immediately.	There were no material impacts on the Company’s consolidated financial statements when the standard was adopted.
Standards Not Yet Adopted
Troubled Debt Restructurings and Vintage Disclosures January 1, 2023	Eliminates TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases.	During the fourth quarter of 2022, Truist initiated a dry run that was designed to assess the reporting process, and to assist in the development of a consolidated reporting approach. The Company anticipates performing a more comprehensive dry run exercise during the first quarter. Upon adoption, the Company will eliminate the separate ACL estimation process for loans classified as TDRs. The Company does not expect this change to have a material impact on its consolidated financial statements. The Company will revise disclosures in accordance with the new standard in the first quarter of 2023.
Fair Value Hedging – Portfolio Layer Method January 1, 2023
Introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio. Additionally, expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.

Truist is continuing to evaluate the use of the portfolio layer method in its hedging programs, although future use of the standard is dependent on its asset-liability management strategies in the context of the then current interest rate outlook. Truist does not believe adoption of the standard, which along with required disclosures will be reflected in the Company’s first quarter 2023 financial statements, will have a material impact on its active last-of-layer hedges.

Truist Financial Corporation 101

NOTE 2. Business Combinations

Mergers and Acquisitions

In 2022 and 2021, Truist completed the acquisitions of businesses in the insurance brokerage and specialty lending industries. Truist paid cash consideration to acquire 100% of the voting interests in these entities. The following table provides additional details related to these acquisitions and the fair value of certain tangible and intangible assets as of the acquisition date:

	Acquiree
(Dollars in millions)	BankDirect Capital Finance (2)	BenefitMall (2)	Kensington Vanguard National Land Services	Service Finance, LLC	Constellation Affiliated Partners
Date acquired	Nov 1, 2022	Sep 1, 2022	Mar 1, 2022	Dec 6, 2021	Jul 1, 2021
Segment	IH	IH	IH	CB&W	IH
Strategic rationale	Increases scale and product offerings for premium finance business	Broadens products and services within benefit wholesale insurance business	Expands presence in the title insurance market	Expands point of sale lending capabilities	Expands offerings to further build out national programs business
Loans and leases	$3,067	$—	$—	$145	$—
Intangible assets (1)	111	336	138	1,167	394
Goodwill	188	527	197	647	585
(1)The identifiable intangible assets are being amortized over a weighted average term of 15 years based on the estimated duration of economic benefits received.
(2)Fair value estimates related to the acquired assets and liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition.

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

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Securities purchased under agreements to resell	$2,415	$3,460
Securities borrowed	766	568
Total securities borrowed or purchased under agreements to resell	$3,181	$4,028

Fair value of collateral permitted to be resold or repledged	$3,058	$4,005
Fair value of securities resold or repledged	864	1,141

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

	December 31, 2022			December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$318	$—	$318	$749	$409	$1,158
State and Municipal	272	—	272	—	—	—
GSE	74	—	74	53	25	78
Agency MBS - residential	1,019	26	1,045	720	141	861
Corporate and other debt securities	369	50	419	213	125	338
Total securities sold under agreements to repurchase	$2,052	$76	$2,128	$1,735	$700	$2,435

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

102 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

December 31, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$11,080	$—	$785	$10,295
GSE	339	—	36	303
Agency MBS - residential	65,377	—	10,152	55,225
Agency MBS - commercial	2,887	—	463	2,424
States and political subdivisions	425	15	24	416
Non-agency MBS	3,927	—	810	3,117
Other	21	—	—	21
Total AFS securities	$84,056	$15	$12,270	$71,801
HTM securities:
Agency MBS - residential	$57,713	$—	$9,922	$47,791

December 31, 2021 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,892	$9	$106	$9,795
GSE	1,667	33	2	1,698
Agency MBS - residential	135,886	656	2,500	134,042
Agency MBS - commercial	2,928	18	64	2,882
States and political subdivisions	382	39	1	420
Non-agency MBS	4,305	—	47	4,258
Other	28	—	—	28
Total AFS securities	$155,088	$755	$2,720	$153,123
HTM securities:
Agency MBS - residential	$1,494	$1	$—	$1,495

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

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	December 31, 2022
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$42,312	$35,446
FHLMC	42,837	35,632

Truist Financial Corporation 103

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers may have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
December 31, 2022 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$1,655	$8,876	$520	$29	$11,080	$1,619	$8,196	$455	$25	$10,295
GSE	—	7	11	321	339	—	7	10	286	303
Agency MBS - residential	—	16	569	64,792	65,377	—	15	534	54,676	55,225
Agency MBS - commercial	1	7	72	2,807	2,887	1	7	66	2,350	2,424
States and political subdivisions	3	73	160	189	425	3	72	165	176	416
Non-agency MBS	—	—	—	3,927	3,927	—	—	—	3,117	3,117
Other	6	—	15	—	21	6	—	15	—	21
Total AFS securities	$1,665	$8,979	$1,347	$72,065	$84,056	$1,629	$8,297	$1,245	$60,630	$71,801
HTM securities:
Agency MBS - residential	$—	$—	$—	$57,713	$57,713	$—	$—	$—	$47,791	$47,791

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,069	$49	$8,186	$736	$10,255	$785
GSE	180	14	114	22	294	36
Agency MBS - residential	25,041	3,263	30,050	6,889	55,091	10,152
Agency MBS - commercial	790	92	1,631	371	2,421	463
States and political subdivisions	251	21	20	3	271	24
Non-agency MBS	—	—	3,117	810	3,117	810
Other	21	—	—	—	21	—
Total	$28,352	$3,439	$43,118	$8,831	$71,470	$12,270
HTM securities:
Agency MBS - residential	$29,369	$5,613	$18,422	$4,309	$47,791	$9,922

	Less than 12 months		12 months or more		Total
December 31, 2021 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$8,412	$88	$582	$18	$8,994	$106
GSE	104	2	—	—	104	2
Agency MBS - residential	101,262	2,377	2,638	123	103,900	2,500
Agency MBS - commercial	1,749	50	413	14	2,162	64
States and political subdivisions	—	—	22	1	22	1
Non-agency MBS	4,258	47	—	—	4,258	47
Other	6	—	—	—	6	—
Total	$115,791	$2,564	$3,655	$156	$119,446	$2,720

At December 31, 2022 and December 31, 2021, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Year Ended December 31,
	2022	2021	2020
Gross realized gains	$13	$—	$404
Gross realized losses	(84)	—	(2)
Securities gains (losses), net	$(71)	$—	$402
104 Truist Financial Corporation

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
December 31, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$163,604	$256	$49	$398	$164,307
CRE	22,568	25	1	82	22,676
Commercial construction	5,844	5	—	—	5,849
Consumer:
Residential mortgage	55,005	614	786	240	56,645
Residential home equity and direct	25,117	127	15	173	25,432
Indirect auto	27,015	646	1	289	27,951
Indirect other	12,833	128	10	6	12,977
Student	4,179	402	706	—	5,287
Credit card	4,766	64	37	—	4,867
Total	$320,931	$2,267	$1,605	$1,188	$325,991
(1)Includes government guaranteed loans of $759 million in the residential mortgage portfolio and $702 million in the student portfolio.

	Accruing
December 31, 2021 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due (1)	Nonperforming	Total
Commercial:
Commercial and industrial	$138,225	$130	$13	$394	$138,762
CRE	23,902	20	—	29	23,951
Commercial construction	4,962	2	—	7	4,971
Consumer:
Residential mortgage	46,033	514	1,009	296	47,852
Residential home equity and direct	24,809	107	9	141	25,066
Indirect auto	25,615	607	1	218	26,441
Indirect other	10,811	64	3	5	10,883
Student	5,357	555	868	—	6,780
Credit card	4,735	45	27	—	4,807
Total	$284,449	$2,044	$1,930	$1,090	$289,513
(1)Includes government guaranteed loans of $978 million in the residential mortgage portfolio and $864 million in the student portfolio.

Truist Financial Corporation 105

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

December 31, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$45,890	$21,642	$11,219	$8,258	$4,977	$9,686	$57,854	$—	$(199)	$159,327
Special mention	243	302	143	160	61	88	721	—	—	1,718
Substandard	518	387	113	413	249	187	997	—	—	2,864
Nonperforming	47	53	10	28	46	27	187	—	—	398
Total	46,698	22,384	11,485	8,859	5,333	9,988	59,759	—	(199)	164,307
CRE:
Pass	6,141	3,595	2,220	3,846	2,092	2,265	757	—	(70)	20,846
Special mention	106	118	74	229	281	5	18	—	—	831
Substandard	106	99	35	422	121	134	—	—	—	917
Nonperforming	—	3	—	—	77	2	—	—	—	82
Total	6,353	3,815	2,329	4,497	2,571	2,406	775	—	(70)	22,676
Commercial construction:
Pass	1,501	1,500	825	290	212	71	1,056	—	—	5,455
Special mention	80	—	93	—	—	—	35	—	—	208
Substandard	114	—	18	1	53	—	—	—	—	186
Total	1,695	1,500	936	291	265	71	1,091	—	—	5,849
Consumer:
Residential mortgage:
Current	13,824	17,340	6,167	3,084	1,384	13,206	—	—	—	55,005
30 - 89 days past due	55	61	32	37	43	386	—	—	—	614
90 days or more past due	5	31	62	62	91	535	—	—	—	786
Nonperforming	4	6	10	12	17	191	—	—	—	240
Total	13,888	17,438	6,271	3,195	1,535	14,318	—	—	—	56,645
Residential home equity and direct:
Current	5,111	3,130	1,481	834	296	297	10,121	3,847	—	25,117
30 - 89 days past due	12	16	8	7	2	2	58	22	—	127
90 days or more past due	1	—	—	—	—	—	11	3	—	15
Nonperforming	4	11	6	7	2	6	46	91	—	173
Total	5,128	3,157	1,495	848	300	305	10,236	3,963	—	25,432
Indirect auto:
Current	11,646	7,141	4,105	2,461	1,096	559	—	—	7	27,015
30 - 89 days past due	147	174	111	100	60	54	—	—	—	646
90 days or more past due	1	—	—	—	—	—	—	—	—	1
Nonperforming	41	77	56	56	34	25	—	—	—	289
Total	11,835	7,392	4,272	2,617	1,190	638	—	—	7	27,951
Indirect other:
Current	6,159	2,675	1,686	980	569	764	—	—	—	12,833
30 - 89 days past due	56	28	18	13	8	5	—	—	—	128
90 days or more past due	7	1	1	1	—	—	—	—	—	10
Nonperforming	—	—	2	2	—	2	—	—	—	6
Total	6,222	2,704	1,707	996	577	771	—	—	—	12,977
Student:
Current	—	—	17	71	57	4,034	—	—	—	4,179
30 - 89 days past due	—	—	—	1	1	400	—	—	—	402
90 days or more past due	—	—	—	1	1	704	—	—	—	706
Total	—	—	17	73	59	5,138	—	—	—	5,287
Credit card:
Current							4,750	16	—	4,766
30 - 89 days past due							63	1	—	64
90 days or more past due							36	1	—	37
Total	—	—	—	—	—	—	4,849	18	—	4,867
Total	$91,819	$58,390	$28,512	$21,376	$11,830	$33,635	$76,710	$3,981	$(262)	$325,991

106 Truist Financial Corporation

December 31, 2021 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other (1)
	2021	2020	2019	2018	2017	Prior				Total
Commercial:
Commercial and industrial:
Pass	$35,530	$17,430	$14,105	$8,994	$5,633	$9,424	$43,035	$—	$(169)	$133,982
Special mention	195	221	326	317	46	70	691	—	—	1,866
Substandard	352	356	395	197	91	335	794	—	—	2,520
Nonperforming	50	19	49	42	16	34	184	—	—	394
Total	36,127	18,026	14,875	9,550	5,786	9,863	44,704	—	(169)	138,762
CRE:
Pass	4,836	2,946	5,109	3,201	1,774	2,131	762	—	(61)	20,698
Special mention	13	118	483	247	44	83	—	—	—	988
Substandard	321	264	523	528	321	279	—	—	—	2,236
Nonperforming	1	1	11	—	9	7	—	—	—	29
Total	5,171	3,329	6,126	3,976	2,148	2,500	762	—	(61)	23,951
Commercial construction:
Pass	1,113	1,179	1,259	419	44	95	558	—	12	4,679
Special mention	—	14	72	50	—	—	—	—	—	136
Substandard	7	13	45	67	17	—	—	—	—	149
Nonperforming	—	—	1	—	5	—	—	—	1	7
Total	1,120	1,206	1,377	536	66	95	558	—	13	4,971
Consumer:
Residential mortgage:
Current	17,271	6,798	3,642	1,753	2,237	14,240	—	—	92	46,033
30 - 89 days past due	58	31	32	40	31	322	—	—	—	514
90 or more days past due	3	44	91	133	95	643	—	—	—	1,009
Nonperforming	1	5	18	27	20	226	—	—	(1)	296
Total	17,333	6,878	3,783	1,953	2,383	15,431	—	—	91	47,852
Residential home equity and direct:
Current	4,962	2,630	1,717	691	189	425	10,757	3,388	50	24,809
30 - 89 days past due	8	8	10	3	1	3	53	21	—	107
90 days or more past due	—	—	—	—	—	—	5	4	—	9
Nonperforming	2	3	4	1	—	7	48	75	1	141
Total	4,972	2,641	1,731	695	190	435	10,863	3,488	51	25,066
Indirect auto:
Current	10,699	6,691	4,293	2,158	1,081	504	—	—	189	25,615
30 - 89 days past due	119	138	145	97	56	52	—	—	—	607
90 days or more past due	—	—	—	—	—	1	—	—	—	1
Nonperforming	28	48	61	41	21	19	—	—	—	218
Total	10,846	6,877	4,499	2,296	1,158	576	—	—	189	26,441
Indirect other:
Current	4,333	2,724	1,638	937	455	691	—	—	33	10,811
30 - 89 days past due	14	15	15	12	4	4	—	—	—	64
90 days or more past due	1	1	1	—	—	—	—	—	—	3
Nonperforming	1	1	1	—	—	2	—	—	—	5
Total	4,349	2,741	1,655	949	459	697	—	—	33	10,883
Student:
Current	—	21	88	73	61	5,122	—	—	(8)	5,357
30 - 89 days past due	—	—	1	1	1	552	—	—	—	555
90 days or more past due	—	—	—	—	1	867	—	—	—	868
Total	—	21	89	74	63	6,541	—	—	(8)	6,780
Credit card:
Current							4,711	24	—	4,735
30 - 89 days past due							43	2	—	45
90 days or more past due							26	1	—	27
Total	—	—	—	—	—	—	4,780	27	—	4,807
Total	$79,918	$41,719	$34,135	$20,029	$12,253	$36,138	$61,667	$3,515	$139	$289,513
(1)Includes certain deferred fees and costs and other adjustments.
Truist Financial Corporation 107

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2020	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Dec 31, 2020
Commercial:
Commercial and industrial	$570	$(412)	$96	$952	$998	$2,204
CRE	150	(78)	5	414	82	573
Commercial construction	52	(30)	11	32	16	81
Consumer:
Residential mortgage	176	(56)	10	(27)	265	368
Residential home equity and direct	107	(231)	66	318	454	714
Indirect auto	304	(378)	87	367	818	1,198
Indirect other	60	(60)	23	35	150	208
Student	—	(23)	1	23	129	130
Credit card	122	(182)	32	212	175	359
PCI	8	—	—	—	(8)	—
ALLL	1,549	(1,450)	331	2,326	3,079	5,835
RUFC	340	—	—	9	15	364
ACL	$1,889	$(1,450)	$331	$2,335	$3,094	$6,199

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Dec 31, 2021
Commercial:
Commercial and industrial	$2,204	$(243)	$107	$(642)	$—	$1,426
CRE	573	(10)	6	(219)	—	350
Commercial construction	81	(2)	4	(31)	—	52
Consumer:
Residential mortgage	368	(23)	12	(49)	—	308
Residential home equity and direct	714	(214)	79	36	—	615
Indirect auto	1,198	(336)	92	68	—	1,022
Indirect other	208	(57)	24	20	—	195
Student	130	(24)	1	4	6	117
Credit card	359	(150)	37	104	—	350
ALLL	5,835	(1,059)	362	(709)	6	4,435
RUFC	364	—	—	(104)	—	260
ACL	$6,199	$(1,059)	$362	$(813)	$6	$4,695

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other (1)	Balance at Dec 31, 2022
Commercial:
Commercial and industrial	$1,426	$(143)	$87	$39	$—	$1,409
CRE	350	(13)	8	(121)	—	224
Commercial construction	52	(1)	5	(10)	—	46
Consumer:
Residential mortgage	308	(9)	16	84	—	399
Residential home equity and direct	615	(294)	81	147	—	549
Indirect auto	1,022	(411)	91	279	—	981
Indirect other	195	(100)	23	193	—	311
Student	117	(22)	1	2	—	98
Credit card	350	(176)	34	152	—	360
ALLL	4,435	(1,169)	346	765	—	4,377
RUFC	260	—	—	12	—	272
ACL	$4,695	$(1,169)	$346	$777	$—	$4,649
(1)Includes the amounts for the ALLL for PCD acquisitions, and other activity.

The commercial ALLL decreased $149 million and the consumer ALLL increased $81 million for the year ended December 31, 2022. The decrease in the commercial ALLL primarily reflects continued strong commercial portfolio performance and loan growth concentrated in higher quality loans, partially offset by a moderately slower economic outlook. The increase in the consumer ALLL was primarily driven by loan growth, normalizing loss trends in certain consumer portfolios, and a moderately slower economic outlook. Considerations for the moderately slower economic outlook include the potential impacts related to the risks associated with inflation, rising rates, geopolitical events, and recession.

108 Truist Financial Corporation

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. Forecasts of macroeconomic variables used in loss forecasting include, but are not limited to, unemployment trends, U.S. real GDP, corporate credit spreads, rental rates, property values, the primary 30-year mortgage rate, home price indices, and used car prices.

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the December 31, 2022 ACL, unchanged since December 31, 2021. While the scenario weightings were unchanged, each forecast scenario reflected a moderate deterioration in certain economic variables over the reasonable and supportable forecast period when compared to the prior period. The primary economic forecast shaping the ACL estimate at December 31, 2022 included GDP growth and an unemployment rate in the low-single digits.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The December 31, 2022 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” for additional information.

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	December 31, 2022		December 31, 2021
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$120	$278	$125	$269
CRE	75	7	12	17
Commercial construction	—	—	—	7
Consumer:
Residential mortgage	4	236	4	292
Residential home equity and direct	2	171	3	138
Indirect auto	3	286	1	217
Indirect other	—	6	—	5
Total	$204	$984	$145	$945

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Nonperforming loans and leases HFI	$1,188	$1,090
Nonperforming LHFS	—	22
Foreclosed real estate	4	8
Other foreclosed property	58	43
Total nonperforming assets	$1,250	$1,163

Residential mortgage loans in the process of foreclosure	$248	$135

Truist Financial Corporation 109

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Performing TDRs:
Commercial:
Commercial and industrial	$136	$147
CRE	5	5
Commercial construction	1	—
Consumer:
Residential mortgage	1,252	692
Residential home equity and direct	76	98
Indirect auto	462	389
Indirect other	6	7
Student	30	25
Credit card	18	27
Total performing TDRs	1,986	1,390
Nonperforming TDRs	214	152
Total TDRs	$2,200	$1,542
ALLL attributable to TDRs	$152	$102

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

	As of / For the Year Ended December 31, 2022
(Dollars in millions)	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
	Rate	Structure
Newly designated TDRs:
Commercial	$66	$10	$78	$9
Consumer	496	627	1,107	56
Credit card	8	—	8	4
Re-modification of previously designated TDRs	113	133

	As of / For the Year Ended December 31, 2021
	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$35	$130	$193	$17
Consumer	284	312	606	36
Credit card	11	—	12	5
Re-modification of previously designated TDRs	61	38

	As of / For the Year Ended December 31, 2020
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$89	$176	$290	$24
Consumer	543	240	797	49
Credit card	29	—	28	10
Re-modification of previously designated TDRs	41	22

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Unearned income, discounts, and net deferred loan fees and costs	$269	$849

110 Truist Financial Corporation

NOTE 6. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

December 31, (Dollars in millions)	Estimated Useful Life
				2022	2021
Land and land improvements	Indefinite			$777	$863
Buildings and building improvements	40 years			2,474	2,602
Furniture and equipment	3	-	15	1,706	1,656
Leasehold improvements				928	910
Construction in progress				211	247
Finance leases				37	35
Total				6,133	6,313
Less: Accumulated depreciation				(2,528)	(2,613)
Net premises and equipment				$3,605	$3,700

NOTE 7. Goodwill and Other Intangible Assets

The Company performed qualitative goodwill impairment tests for its CB&W, C&CB, and IH reporting units as of October 1, 2022. Based on the results of the impairment analyses, the Company concluded that there was no goodwill impairment. The Company monitored events and circumstances during the fourth quarter of 2022, concluding that it was not more likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2022.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2022 reflects the acquisition of BankDirect Capital Finance, BenefitMall, and Kensington Vanguard National Land Services. Activity during 2021 primarily reflects the acquisitions of Service Finance, LLC and Constellation Affiliated Partners. Refer to “Note 2. Business Combinations” for additional information on the acquisitions and “Note 21. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2021	$15,841	$6,167	$2,439	$24,447
Mergers and acquisitions	1,168	—	556	1,724
Adjustments and other	(139)	(18)	84	(73)
Goodwill, December 31, 2021	16,870	6,149	3,079	26,098
Mergers and acquisitions	—	—	912	912
Adjustments and other	(5)	5	3	3
Goodwill, December 31, 2022	$16,865	$6,154	$3,994	$27,013

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	December 31, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,473	$(1,403)	$1,070	$2,563	$(1,190)	$1,373
Other, primarily client relationship intangibles	3,812	(1,210)	2,602	3,116	(1,081)	2,035
Total	$6,285	$(2,613)	$3,672	$5,679	$(2,271)	$3,408

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

The following table presents the estimated amortization expense of identifiable intangibles as of December 31, 2022 for the next five years and thereafter:

(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter
Estimated amortization expense	$536	$477	$420	$372	$335	$1,532

Truist Financial Corporation 111

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021	Dec 31, 2020
UPB of residential mortgage loan servicing portfolio	$274,028	$246,727	$239,034
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	217,046	196,011	188,341
Mortgage loans sold with recourse	200	244	328
Maximum recourse exposure from mortgage loans sold with recourse liability	127	155	201
Indemnification, recourse and repurchase reserves	56	74	93

As of / For the Year Ended December 31, (Dollars in millions)	2022	2021	2020
UPB of residential mortgage loans sold from LHFS	$26,643	$40,949	$48,366
Pre-tax gains recognized on mortgage loans sold and held for sale	69	446	1,034
Servicing fees recognized from mortgage loans serviced for others	630	592	630
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.31%	0.31%	0.32%
Weighted average interest rate on mortgage loans serviced for others	3.48	3.44	3.84

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2022	2021	2020
Residential MSRs, carrying value, January 1	$2,305	$1,778	$2,371
Acquired	321	355	—
Additions	428	640	653
Change in fair value due to changes in valuation inputs or assumptions	766	225	(497)
Realization of expected net servicing cash flows, passage of time and other	(392)	(693)	(749)
Residential MSRs, carrying value, December 31	$3,428	$2,305	$1,778

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	December 31, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	8.6%	12.5%	9.0%	11.4%	15.3%	13.8%
Effect on fair value of a 10% increase			$(110)			$(113)
Effect on fair value of a 20% increase			(211)			(216)
OAS	1.2%	11.4%	4.0%	1.5%	10.7%	4.2%
Effect on fair value of a 10% increase			$(55)			$(37)
Effect on fair value of a 20% increase			(108)			(73)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.5%			99.3%
Adjustable-rate residential mortgage loans			0.5			0.7
Total			100.0%			100.0%
Weighted average life			6.8 years			5.2 years

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

112 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
UPB of CRE mortgages serviced for others	$36,622	$37,960
CRE mortgages serviced for others covered by recourse provisions	9,955	10,243
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,861	2,958
Recorded reserves related to recourse exposure	17	16
CRE mortgages originated during the year-to-date period	7,779	9,380
Commercial MSRs at fair value	301	280

Other Servicing Activities

The Company had $29 million and $48 million of other loan servicing rights at fair value as of December 31, 2022 and December 31, 2021, respectively.

NOTE 9. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	December 31, 2022		December 31, 2021
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,193	$20	$1,168	$22
Maturities of lease liabilities:
2023	$311	$4
2024	304	5
2025	269	5
2026	218	4
2027	183	3
Thereafter	433	4
Total lease payments	1,718	25	$1,715	$29
Less: imputed interest	173	2	115	3
Total lease liabilities	$1,545	$23	$1,600	$26
Weighted average remaining term	6.6 years	5.6 years	6.6 years	6.4 years
Weighted average discount rate	2.7%	3.4%	2.3%	3.5%

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Operating lease costs	$328	$319	$360

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Assets held under operating leases (1)	$2,090	$2,110
Accumulated depreciation	(550)	(539)
Net	$1,540	$1,571
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.6 billion at December 31, 2022 and $7.3 billion at December 31, 2021.
Truist Financial Corporation 113

NOTE 10. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Noninterest-bearing deposits	$135,742	$145,892
Interest-bearing deposits:
Interest checking	110,464	115,754
Money market and savings	143,815	138,956
Time deposits	23,474	15,886
Total deposits	$413,495	$416,488
Time deposits greater than $250,000	$8,205	$2,187

The following table presents time deposit maturities:

(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter
Future time deposit maturities	$21,458	$1,123	$369	$254	$261	$9

NOTE 11. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
FHLB advances	$18,900	$—
Securities sold under agreements to repurchase	2,128	2,435
Securities sold short	1,551	1,731
Collateral in excess of derivative exposures	403	318
Master notes	370	808
Other short-term borrowings	70	—
Total short-term borrowings	$23,422	$5,292

The following table presents a summary of long-term debt:

(Dollars in millions)	Dec 31, 2022							Dec 31, 2021
				Stated Rate		Effective Rate (1)	Carrying Amount	Carrying Amount
	Maturity			Min	Max
Truist Financial Corporation:
Fixed rate senior notes	2023	to	2033	1.13%	6.12%	3.04%	$14,107	$13,271
Floating rate senior notes	2025		2025	4.70	4.70	4.70	999	1,348
Fixed rate subordinated notes (2)	2026		2033	3.88	6.00	4.34	1,882	1,254
Capital notes (2)	2027		2028	4.72	5.42	6.21	625	620
Structured notes (3)	2023		2023				12	11
Truist Bank:
Fixed rate senior notes	2023		2025	1.25	4.05	1.96	6,982	9,545
Floating rate senior notes	2023		2024	4.50	5.03	4.65	1,749	2,399
Fixed rate subordinated notes (2)	2025		2030	2.25	3.80	3.01	4,767	5,043
Fixed rate FHLB advances	2023		2034	—	3.00	0.84	2	863
Floating rate FHLB advances	2024		2026	4.57	4.77	4.70	10,800	—
Other long-term debt (4)							1,278	1,263
Nonbank subsidiaries:
Other long-term debt (5)							—	296
Total long-term debt							$43,203	$35,913
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
(4)Includes debt associated with finance leases, tax credit investments, and other.
(5)Includes debt associated with structured real estate leases.

The following table presents future debt maturities:

(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter
Future debt maturities (1)	$4,651	$10,977	$10,332	$6,535	$2,344	$8,366
(1)Amounts include imputed interest of $2 million related to finance leases.
114 Truist Financial Corporation

The Company does not consolidate certain wholly-owned trusts which were formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in capital notes of the Parent Company. The Parent Company’s obligations constitute a full and unconditional guarantee of the trust preferred securities.

NOTE 12. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Year Ended December 31,
	2022	2021	2020
Cash dividends declared per share	$2.00	$1.86	$1.80

Share Repurchase Activity

Truist’s share repurchase activity is dependent on capital deployment through organic growth and acquisitions, giving consideration to economic and regulatory conditions. The Board of Directors has authorized the repurchase of up to $4.1 billion of the Company’s common stock from October 1, 2022 through September 30, 2023. For the year ended December 31, 2022, the Company repurchased $250 million of common stock, which represented 5.1 million shares. These repurchases occurred under the previous Board of Directors authorization.

Preferred Stock

Dividends on the preferred stock are non-cumulative and payable when declared by the Company’s Board or a duly authorized committee of the Board. The Company issued depositary shares, each of which represents a fractional ownership interest in a share of the Company’s preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole or in part after the earliest redemption date at the liquidation preference plus declared and unpaid dividends. Prior to the redemption date, the Company has the option to redeem in whole, but not in part, upon the occurrence of a regulatory capital treatment event. The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2022:

Preferred Stock Issue (Dollars in millions)	Issuance Date		Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate		Dividend Payments
Series I	12/6/2019	(1)	12/15/2024	$173	$168	Variable	(2)	Quarterly
Series J	12/6/2019	(1)	12/15/2024	103	92	Variable	(3)	Quarterly
Series L	12/6/2019	(1)	12/15/2024	750	766	Variable	(4)	Quarterly	(9)
Series M	12/6/2019	(1)	12/15/2027	500	516	5.125%	(5)	Semi-annually	(10)
Series N	7/29/2019		9/1/2024	1,700	1,683	4.800	(6)	Semi-annually
Series O	5/27/2020		6/1/2025	575	559	5.250		Quarterly
Series P	6/1/2020		12/1/2025	1,000	992	4.950	(7)	Semi-annually
Series Q	6/19/2020		9/1/2030	1,000	992	5.100	(8)	Semi-annually
Series R	8/3/2020		9/1/2025	925	905	4.750		Quarterly
Total				$6,726	$6,673
(1)Converted security from previously issued SunTrust preferred stock. Each outstanding share of SunTrust perpetual preferred stock was converted into the right to receive one share of an applicable newly issued series of Truist preferred stock having substantially the same terms as such share of SunTrust preferred stock.
(2)Dividend rate is the greater of 4.00% or 3-month LIBOR plus 0.530%, subject to transition to an alternative reference rate.
(3)Dividend rate is the greater of 4.00% or 3-month LIBOR plus 0.645%, subject to transition to an alternative reference rate.
(4)Dividend rate of 3-month LIBOR plus 3.102% after June 15, 2022, subject to transition to an alternative reference rate. Prior to June 15, 2022, fixed dividend rate of 5.05%.
(5)Fixed dividend rate will reset on December 15, 2027, then dividend rate will be 3-month LIBOR plus 2.786%, subject to transition to an alternative reference rate.
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
(9)Dividend payments became quarterly on September 15, 2022.
(10)Dividend payments become quarterly after dividend rate reset.

Truist Financial Corporation 115

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

These preferred stock redemptions were in accordance with the terms of the Company’s Articles of Incorporation.

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

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2020	$(1,122)	$(101)	$380	$—	$(1)	$(844)
OCI before reclassifications, net of tax	190	1	1,298	—	2	1,491
Amounts reclassified from AOCI:
Before tax	75	48	(32)	—	—	91
Tax effect	18	12	(8)	—	—	22
Amounts reclassified, net of tax	57	36	(24)	—	—	69
Total OCI, net of tax	247	37	1,274	—	2	1,560
AOCI balance, December 31, 2020	(875)	(64)	1,654	—	1	716
OCI before reclassifications, net of tax	767	—	(3,459)	—	—	(2,692)
Amounts reclassified from AOCI:
Before tax	29	72	384	—	—	485
Tax effect	7	17	89	—	—	113
Amounts reclassified, net of tax	22	55	295	—	—	372
Total OCI, net of tax	789	55	(3,164)	—	—	(2,320)
AOCI balance, December 31, 2021	(86)	(9)	(1,510)	—	1	(1,604)
OCI before reclassifications, net of tax	(1,471)	(78)	(10,792)	—	(6)	(12,347)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	29	12	45	367	—	453
Tax effect	7	3	10	83	—	103
Amounts reclassified, net of tax	22	9	35	284	—	350
Total OCI, net of tax	(1,449)	(69)	(10,757)	284	(6)	(11,997)
AOCI balance, December 31, 2022	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income
116 Truist Financial Corporation

NOTE 14. Income Taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Current expense:
Federal	$930	$1,113	$979
State	115	91	155
Total current expense	1,045	1,204	1,134
Deferred expense:
Federal	302	235	(131)
State	55	117	(22)
Total deferred expense	357	352	(153)
Provision for income taxes	$1,402	$1,556	$981

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company’s actual provision for income taxes and effective tax rate is presented in the following table:

	Year Ended December 31,
	2022		2021		2020
(Dollars in millions)	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes
Federal income taxes at statutory rate	$1,611	21.0%	$1,679	21.0%	$1,149	21.0%
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	134	1.7	164	2.1	105	1.9
Income tax credits, net of amortization	(233)	(3.0)	(195)	(2.4)	(178)	(3.3)
Tax-exempt interest	(109)	(1.4)	(86)	(1.1)	(99)	(1.8)
Other, net	(1)	—	(6)	(0.1)	4	0.1
Provision for income taxes	$1,402	18.3	$1,556	19.5	$981	17.9

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax purposes. DTAs and DTLs are measured using the enacted federal and state tax rates in the periods in which the DTAs or DTLs are expected to be realized. In the Consolidated Balance Sheets, a net deferred income tax asset is recorded in Other assets and a net deferred income tax liability is recorded in Other liabilities. Significant DTAs and DTLs, net of the federal impact for state taxes, are presented in the following table:

December 31, (Dollars in millions)	2022	2021
DTAs:
Net unrealized losses in AOCI	$4,150	$488
ALLL	1,022	1,033
Employee compensation and benefits	765	819
Operating lease liability	372	389
Accruals and reserves	207	245
Federal and state NOLs and other carryforwards	125	113
Loans	—	53
Other	190	59
Total gross DTAs	6,831	3,199
Valuation allowance	(106)	(105)
Total DTAs net of valuation allowance	6,725	3,094
DTLs:
Pension	1,532	1,416
Goodwill and other intangible assets	686	630
Equipment and auto leasing	422	465
MSRs	345	360
ROU assets	283	280
Loans	279	—
Other	151	173
Total DTLs	3,698	3,324
Net DTA (DTL)	$3,027	$(230)

Truist Financial Corporation 117

The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2023 to 2042. The Company had a valuation allowance recorded against certain state NOL carryforward DTAs of $106 million and $105 million at December 31, 2022 and 2021, respectively.

The following table provides a rollforward of the Company’s gross federal and state UTBs, excluding interest and penalties:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Balance, January 1	$104	$133
Increases in UTBs related to prior years	2	3
Decreases in UTBs related to prior years	(2)	(16)
Increases in UTBs related to the current year	9	8
Decreases in UTBs related to settlements	(4)	(14)
Decreases in UTBs related to lapse of the applicable statues of limitations	(12)	(10)
Balance, December 31	$97	$104

The amount of UTBs that would favorably affect the Company’s effective tax rate, if recognized, was $80 million and $72 million at December 31, 2022 and 2021, respectively. Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statement of Income. The Company had a gross liability of $11 million and $9 million for interest and penalties related to its UTBs at December 31, 2022 and 2021, respectively. The amount of gross expense related to interest and penalties on UTBs was immaterial.

The Company files U.S. federal, state, and local income tax returns. The Company’s federal income tax returns are no longer subject to assessment by the IRS for taxable years prior to 2019. With limited exceptions, the Company is no longer subject to assessment by state and local taxing authorities for taxable years prior to 2016. It is reasonably possible that the liability for unrecognized tax benefits could decrease by as much as $14 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

NOTE 15. Benefit Plans

Defined Benefit Retirement Plans

Truist provides defined benefit retirement plans qualified under the IRC. Benefits are based on years of service, age at retirement and the employee’s compensation during the five highest consecutive years of earnings within the last ten years of employment. In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the IRC. Although technically unfunded plans, Rabbi Trusts, and insurance policies on the lives of certain of the covered employees are available to finance future benefits.

The following tables present a summary of the qualified and nonqualified defined benefit pension plans. On the Consolidated Balance Sheets, the qualified pension plan net asset is recorded as a component of Other assets and the nonqualified pension plans net liability is recorded as a component of Other liabilities. The data is calculated using an actuarial measurement date of December 31.

		Year Ended December 31,
(Dollars in millions)	Location	2022	2021	2020
Net periodic pension cost:
Service cost	Personnel expense	$548	$612	$518
Interest cost	Other expense	351	319	313
Estimated return on plan assets	Other expense	(1,078)	(998)	(866)
Net amortization and other	Other expense	35	35	76
Net periodic benefit cost (income)		(144)	(32)	41
Pre-tax amounts recognized in OCI:
Net actuarial loss (gain)		1,949	(1,012)	(244)
Net amortization		(35)	(35)	(77)
Net amount recognized in OCI		1,914	(1,047)	(321)
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax		$1,770	$(1,079)	$(280)
Weighted average assumptions used to determine net periodic pension cost:
Discount rate		3.18%	2.94%	3.45%
Expected long-term rate of return on plan assets		6.50	6.70	6.90
Cash balance interest crediting rate		4.00	3.00	3.00
Assumed long-term rate of annual compensation increases		4.50	4.50	4.50

118 Truist Financial Corporation

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Truist considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in the Company’s Investment Policy Statement. For 2023, the expected rate of return on plan assets is 6.7%.

Activity in the projected benefit obligation is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2022	2021	2022	2021
Projected benefit obligation, January 1	$10,461	$10,277	$740	$661
Service cost	503	573	45	39
Interest cost	327	300	25	20
Actuarial (gain) loss (1)	(3,013)	(371)	(130)	40
Benefits paid	(354)	(318)	(25)	(20)
Projected benefit obligation, December 31	$7,924	$10,461	$655	$740
Accumulated benefit obligation, December 31	$7,070	$9,231	$517	$578
Weighted average assumptions used to determine projected benefit obligations:
Weighted average assumed discount rate	5.30%	3.18%	5.30%	3.18%
Assumed rate of annual compensation increases	4.50	4.50	4.50	4.50
(1)For the qualified plan, the 2022 and 2021 gains are primarily due to increases in the assumed discount rate, net of the impact of actual plan experience. For the nonqualified plans, the 2022 gain is primarily due to an increase in the assumed discount rate, while the 2021 loss is primarily due to the impact of actual plan experience, net of the increase in assumed discount rate.

Activity in plan assets is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2022	2021	2022	2021
Fair value of plan assets, January 1	$16,399	$14,635	$—	$—
Actual return (loss) on plan assets	(4,014)	1,679	—	—
Employer contributions	431	403	25	20
Benefits paid	(354)	(318)	(25)	(20)
Fair value of plan assets, December 31	$12,462	$16,399	$—	$—
Funded status, December 31	$4,538	$5,938	$(655)	$(740)

The following are the pre-tax amounts recognized in AOCI:

(Dollars in millions)	Qualified Plan		Nonqualified Plans
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Prior service credit (cost)	$(40)	$(65)	$39	$58
Net actuarial gain (loss)	(1,884)	194	(116)	(274)
Net amount recognized	$(1,924)	$129	$(77)	$(216)

Truist makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Truist made discretionary contributions of $431 million for the year ended December 31, 2022. Additionally, Truist made discretionary contributions of $1.3 billion during the first quarter of 2023. Management may make additional contributions in 2023. For the nonqualified plans, employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2023	$352	$28
2024	360	35
2025	376	32
2026	394	34
2027	413	35
2028-2032	2,372	205

Truist Financial Corporation 119

The Company’s primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the ERISA. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle and can assume an above-average level of risk, as measured by the standard deviation of annual return. The investments are broadly diversified among economic sector, industry, quality, and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

Truist periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. Truist has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The following table presents the fair values of the qualified pension plan assets by asset category:

(Dollars in millions)	Target Allocation		December 31, 2022			December 31, 2021
	Min	Max	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents (1)			$314	$314	$—	$212	$212	$—
U.S. equity securities	19.5%	29.5%	3,171	1,602	1,569	5,452	2,744	2,708
International equity securities	5.5	15.5	1,672	269	1,403	2,378	260	2,118
Fixed income securities	50.0	60.0	6,495	—	6,495	7,782	—	7,782
Total			$11,652	$2,185	$9,467	$15,824	$3,216	$12,608
(1)Includes funds held in a short-term, government money-market fund.

International equity securities include certain pooled investment vehicles, such as a common/commingled fund, which consist of assets from several investors, pooled together, to reduce management and administration costs. At December 31, 2022 and 2021, investments totaling $735 million and $513 million, respectively, have been excluded from the table above as these investments are valued based on net asset value as a practical expedient.

Defined Contribution Plans

Truist offers a 401(k) Savings Plan and other defined contribution plans that permit teammates to contribute up to 50% of cash compensation. For full-time teammates who are 21 years of age or older with one year or more of service, Truist makes matching contributions of up to 6% of the employee’s compensation. The Company’s contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $257 million, $272 million and $272 million for the years ended December 31, 2022, 2021 and 2020, respectively. Certain teammates of subsidiaries participate in the 401(k) Savings Plan with different matching formulas.

Equity-Based Compensation Plans

At December 31, 2022, RSAs, RSUs, and PSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining teammates, directors, and independent contractors and to align the interests of eligible participants with those of Truist and its shareholders.

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

The following table provides a summary of the equity-based compensation plans:

(Shares in thousands)	Dec 31, 2022
Shares available for future grants	41,981
Vesting period, minimum	1.0 year
Vesting period, maximum	5.0 years

The following table presents a summary of selected data related to equity-based compensation costs:

	As of / For the Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Equity-based compensation expense	$318	$320	$353
Income tax benefit from equity-based compensation expense	74	75	84
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	350	474	412
Grant date fair value of equity-based awards that vested during the year	290	395	420
Unrecognized compensation cost related to equity-based awards	287	254	234
Weighted-average life over which compensation cost is expected to be recognized	2.7 years	2.5 years	2.3 years
120 Truist Financial Corporation

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2022	17,061	$50.01
Granted	7,492	56.11
Vested	(5,706)	50.85
Forfeited	(1,161)	53.43
Nonvested at December 31, 2022	17,686	52.33

Other Benefits

There are various other employment contracts, deferred compensation arrangements and non-compete covenants with selected members of management and certain retirees. Additionally, in 2022, the Company began an employee stock purchase plan. These plans and their obligations are not material to the financial statements.

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

Tax Credit and Certain Equity Investments

The Company invests in certain affordable housing projects throughout its market area as a means of supporting local communities. Truist receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. Truist typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. Truist’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, exclusive of any potential tax recapture associated with the investments. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured.

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

The Company also invests in entities that promote renewable energy sources as a limited partner. The Company has determined that these renewable energy tax credit partnerships are VIEs. The Company has concluded that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the VIEs’ financial performance and therefore, it is not required to consolidate these VIEs. The Company’s maximum exposure to loss related to these investments is limited to its equity investments in these partnerships and any additional unfunded equity commitments.

Truist has investments in and future funding commitments related to private equity and certain other equity method investments. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

Truist Financial Corporation 121

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Dec 31, 2022	Dec 31, 2021
Investments in affordable housing projects:
Carrying amount	Other assets	$4,589	$4,107
Amount of future funding commitments included in carrying amount	Other liabilities	1,762	1,285
Lending exposure	Loans and leases for funded amounts	1,547	763
Renewable energy investments:
Carrying amount	Other assets	264	257
Amount of future funding commitments not included in carrying amount	NA	361	71
Private equity and certain other equity method investments:
Carrying amount	Other assets	1,876	1,822
Amount of future funding commitments not included in carrying amount	NA	532	411

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity:

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2022	2021	2020
Tax credits:
Investments in affordable housing projects	Provision for income taxes	$483	$477	$454
Other community development investments	Provision for income taxes	100	103	96
Renewable energy investments	NA (1)	206	157	159
Amortization and other changes in carrying amount:
Investments in affordable housing projects	Provision for income taxes	$487	$472	$455
Other community development investments	Other noninterest income	81	86	81
Renewable energy investments	Other noninterest income	4	4	4
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

Commitments to extend, originate, or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow Truist to cancel the commitment due to deterioration in the borrowers’ creditworthiness. The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of guarantees and letters of credit are estimated based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. Consumer lending and revolving credit commitments have an immaterial fair value as Truist typically has the unconditional ability to cancel such commitments. Refer to “Note 18. Fair Value Disclosures” for additional disclosures on the RUFC.

Truist has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require Truist to reimburse the investor for a share of any loss that is incurred after the disposal of the property. Truist also issues standard representations and warranties related to mortgage loan sales to GSEs. Refer to “Note 8. Loan Servicing” for additional disclosures related to these exposures.

Letters of credit and financial guarantees are unconditional commitments issued by Truist to guarantee the performance of a client to a third-party. These guarantees are primarily issued to support borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and, as such, the instruments are collateralized when necessary.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Commitments to extend, originate, or purchase credit	$216,838	$198,658
Residential mortgage loans sold with recourse	200	244
CRE mortgages serviced for others covered by recourse provisions	9,955	10,243
Other loans serviced for others covered by recourse provisions	723	588
Letters of credit	6,030	5,568

122 Truist Financial Corporation

Derivatives

Truist enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates. For additional information on derivative instruments, see “Note 19. Derivative Financial Instruments.”

Total Return Swaps

The Company facilitates matched book TRS transactions on behalf of clients, whereby a VIE purchases reference assets identified by a client and the Company enters into a TRS with the VIE, with a mirror-image TRS facing the client. The Company provides senior financing to the VIE in the form of demand notes to fund the purchase of the reference assets. Reference assets are typically fixed income instruments primarily composed of syndicated bank loans. The TRS contracts pass through interest and other cash flows on the reference assets to the third-party clients, along with exposing those clients to decreases in value on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial margin collateral, as well as ongoing margin as the fair values of the underlying reference assets change. The following table provides a summary of the TRS transactions with VIE purchases. VIE assets include trading loans and bonds:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Total return swaps:
VIE assets	$1,830	$1,519
Trading loans and bonds	1,790	1,491
VIE liabilities	163	50

The Company concluded that the associated VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, which could potentially be significant. The activities of the VIEs are restricted to buying and selling the reference assets and the risks/benefits of any such assets owned by the VIEs are passed to the third-party clients via the TRS contracts. For additional information on TRS contracts and the related VIEs, see “Note 19. Derivative Financial Instruments.”

Other Commitments

Truist holds public funds in certain states that do not require 100% collateralization on public fund bank deposits. In these states, should the failure of another public fund depository institution result in a loss for the public entity, the resulting uncollateralized deposit shortfall would have to be absorbed on a pro-rata basis (based upon the public deposits held by each bank within the respective state) by the remaining financial institutions holding public funds in that state. Truist monitors deposit levels relative to the total public deposits held by all depository institutions within these states. The likelihood that the Company would have to perform under this guarantee is dependent on whether any financial institutions holding public funds default, as well as the adequacy of collateral coverage.

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

As a member of the FHLB, Truist is required to maintain a minimum investment in capital stock. The board of directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase Truist’s investment in the FHLB depends entirely upon the occurrence of a future event, potential future investments in the FHLB stock are not determinable.

The Company utilizes the Fixed Income Clearing Corporation for trade comparisons, netting, and settlement of fixed income securities. As a Government Securities Division netting member, the Company has a commitment to the Fixed Income Clearing Corporation to meet its financial obligations as a central counterparty clearing house in the event the Fixed Income Clearing Corporation has insufficient liquidity resources through a potential committed liquidity resource repurchase transaction. Any commitment would be based on the Company’s share of its liquidity burden on the Fixed Income Clearing Corporation. Truist does not believe that any payments related to these guarantees would materially change the financial position or results of operations of Truist.

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

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Pledged securities	$38,012	$29,678
Pledged loans:
FRB	71,234	73,349
FHLB	68,988	64,698
Unused borrowing capacity:
FRB	49,250	52,170
FHLB	20,770	49,244

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of December 31, 2022. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. In addition, the matters underlying this estimate will change from time to time. Estimated losses are based upon currently available information and involve considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors.

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

The following is a description of certain legal proceedings in which Truist is involved:

124 Truist Financial Corporation

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The Company previously filed a motion to amend the class definition in which it sought to narrow the scope of the class and renewed motions to compel arbitration against certain class members, which the court found were premature. On September 22, 2022, the trial court entered a scheduling order holding that the court will consider such motions after discovery, which is ongoing, is completed. Trial is presently set to commence on April 29, 2024. The Company continues to believe that the underlying claims are without merit.

United Services Automobile Association v. Truist Bank

USAA filed a lawsuit on July 29, 2022 against the Company in the United States District Court for the Eastern District of Texas alleging that the Company’s mobile remote deposit capture systems infringe certain patents held by USAA. The complaint seeks damages, including for alleged willful infringement and a corresponding request that the amount of actual damages be trebled, as well as injunctive and other equitable relief. The Company filed its answer and affirmative defenses on October 11, 2022, denying that it infringes any of the patents at issue in the lawsuit and asserting that USAA’s patents are invalid or unenforceable. On October 11, November 7, and November 15, 2022, the Company filed separate petitions at the Patent Trial and Appeal Board for inter partes review, challenging the validity of each of the three patents asserted by USAA in the lawsuit. If institution of any of the petitions for inter partes review is granted, the Patent Trial and Appeal Board will review the validity of the claims in the applicable patent(s). On December 30, 2022, the Company filed a motion for leave to amend its answer to assert counterclaims against USAA in the district court proceedings for infringing certain patents owned by the Company used by USAA’s mobile remote deposit systems, which motion is pending before the district court. The Company’s proposed counterclaims seek damages as well as injunctive relief. Discovery is ongoing, and trial is presently set to commence on March 18, 2024.

Truist Financial Corporation 125

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

Truist is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. Truist’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Truist is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2022 and 2021, Truist and Truist Bank were classified as “well-capitalized,” and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures are established by regulation to ensure capital adequacy require Truist to maintain minimum capital ratios. Risk-based capital ratios, which include CET1, Tier 1 capital and Total capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. The following table provides additional detail on regulatory capital ratios:

(Dollars in millions)	Minimum Capital (1)	Well Capitalized	December 31, 2022		December 31, 2021
			Ratio	Amount	Ratio	Amount
Truist Financial Corporation:
CET1	4.5%	NA	9.0%	$39,098	9.6%	$37,524
Tier 1 capital	6.0	6.0	10.5	45,768	11.3	44,194
Total capital	8.0	10.0	12.4	54,072	13.2	51,518
Leverage	4.0	NA	8.5	45,768	8.7	44,194
Supplementary leverage	3.0	NA	7.3	45,768	7.4	44,194
Truist Bank:
CET1	4.5	6.5	10.6	45,237	10.5	39,908
Tier 1 capital	6.0	8.0	10.6	45,237	10.5	39,908
Total capital	8.0	10.0	12.1	51,633	12.0	45,562
Leverage	4.0	5.0	8.5	45,237	8.0	39,908
Supplementary leverage	3.0	NA	7.3	45,237	6.9	39,908
(1)Truist is subject to an SCB requirement of 2.5% applicable to Truist as of December 31, 2022. Truist’s SCB requirement, received in the 2022 CCAR process, is effective from October 1, 2022 to September 30, 2023. Truist Bank is subject to a CCB requirement of 2.5%. The SCB and CCB are amounts above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.

As an approved seller/servicer, Truist Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC, and FNMA. At December 31, 2022 and 2021, Truist Bank’s capital was above all required levels.

On October 1, 2022, Regional Acceptance became an operating subsidiary of Truist Bank following an internal restructuring to strategically align the auto lending activities within Truist Bank, which will result in funding and operational benefits for Truist. Regional Acceptance maintained higher capital levels at the restructuring date due to the nature of its loan portfolio and thus Truist Bank’s capital ratios increased subsequent to this realignment. Truist Bank committed to maintaining additional capital for certain Regional Acceptance loans for a period of time following the restructuring until such loans are paid off. The amount of capital held at Truist Bank on December 31, 2022 to meet this commitment was $2.7 billion. This commitment has no impact on the consolidated capital ratios or capital requirements for Truist.

126 Truist Financial Corporation

NOTE 18. Fair Value Disclosures

Recurring Fair Value Measurements

Accounting standards define fair value as the price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three-level measurement hierarchy:

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$137	$—	$137	$—	$—
GSE	457	—	457	—	—
Agency MBS - residential	804	—	804	—	—
Agency MBS - commercial	62	—	62	—	—
States and political subdivisions	422	—	422	—	—
Corporate and other debt securities	761	—	761	—	—
Loans	1,960	—	1,960	—	—
Other	302	261	41	—	—
Total trading assets	4,905	261	4,644	—	—
AFS securities:
U.S. Treasury	10,295	—	10,295	—	—
GSE	303	—	303	—	—
Agency MBS - residential	55,225	—	55,225	—	—
Agency MBS - commercial	2,424	—	2,424	—	—
States and political subdivisions	416	—	416	—	—
Non-agency MBS	3,117	—	3,117	—	—
Other	21	—	21	—	—
Total AFS securities	71,801	—	71,801	—	—
LHFS at fair value	1,065	—	1,065	—	—
Loans and leases	18	—	—	18	—
Loan servicing rights at fair value	3,758	—	—	3,758	—
Other assets:
Derivative assets	684	472	1,980	1	(1,769)
Equity securities	898	796	102	—	—
Total assets	$83,129	$1,529	$79,592	$3,777	$(1,769)
Liabilities:
Derivative liabilities	$2,971	$364	$4,348	$37	$(1,778)
Securities sold short	1,551	114	1,437	—	—
Total liabilities	$4,522	$478	$5,785	$37	$(1,778)

Truist Financial Corporation 127

December 31, 2021 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments (1)
Assets:
Trading assets:
U.S. Treasury	$125	$—	$125	$—	$—
GSE	306	—	306	—	—
Agency MBS - residential	1,016	—	1,016	—	—
Agency MBS - commercial	13	—	13	—	—
States and political subdivisions	91	—	91	—	—
Corporate and other debt securities	738	—	738	—	—
Loans	1,791	—	1,791	—	—
Other	343	285	58	—	—
Total trading assets	4,423	285	4,138	—	—
AFS securities:
U.S. Treasury	9,795	—	9,795	—	—
GSE	1,698	—	1,698	—	—
Agency MBS - residential	134,042	—	134,042	—	—
Agency MBS - commercial	2,882	—	2,882	—	—
States and political subdivisions	420	—	420	—	—
Non-agency MBS	4,258	—	4,258	—	—
Other	28	—	28	—	—
Total AFS securities	153,123	—	153,123	—	—
LHFS at fair value	3,544	—	3,544	—	—
Loans and leases	23	—	—	23	—
Loan servicing rights at fair value	2,633	—	—	2,633	—
Other assets:
Derivative assets	2,370	887	3,110	30	(1,657)
Equity securities	1,066	967	99	—	—
Total assets	$167,182	$2,139	$164,014	$2,686	$(1,657)
Liabilities:
Derivative liabilities	$586	$438	$3,056	$42	$(2,950)
Securities sold short	1,731	8	1,723	—	—
Total liabilities	$2,317	$446	$4,779	$42	$(2,950)
(1)Refer to “Note 19. Derivative Financial Instruments” for additional discussion on netting adjustments.

At December 31, 2022 and December 31, 2021, investments totaling $385 million and $440 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

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

128 Truist Financial Corporation

U.S. Treasury securities: Treasury securities are valued using quoted prices in active over-the-counter markets.

GSE securities and agency MBS: GSE securities consist of debt obligations issued by HUD, the FHLB, and other agencies, as well as securities collateralized by loans that are guaranteed by the SBA, and thus, are backed by the full faith and credit of the U.S. government. Agency MBS includes pass-through securities and CMOs issued by GSEs and U.S. government agencies, such as FNMA, FHLMC, and GNMA. Each security contains a guarantee by the issuing GSE or agency. GSE pass-through securities are valued using market-based pricing matrices that reference observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE CMOs are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

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

Non-agency MBS: Non-agency MBS included purchased interests in third-party securitizations that have a high investment grade rating, and the pricing matrices for these securities were based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above; as such, these securities were classified as level 2.

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

Derivative assets and liabilities: The Company holds derivative instruments for both trading and risk management purposes. These include exchange-traded futures or option contracts, OTC swaps, options, forwards, and interest rate lock commitments. The fair values of derivatives are determined based on quoted market prices and internal pricing models that use market observable assumptions for interest rates, foreign exchange, equity, and credit. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that are not expected to fund and include the value attributable to the net servicing fees. Funding rates are based on the Company’s historical data. The fair value attributable to servicing is based on discounted cash flows, and is impacted by prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics.
Truist Financial Corporation 129

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

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Non-agency MBS	Loans and Leases	Loan Servicing Rights	Net Derivatives	Private Equity Investments
Balance at January 1, 2020	$368	$—	$2,618	$19	$440
Total realized and unrealized gains (losses):
Included in earnings	306	—	(550)	467	2
Included in unrealized net holding gains (losses) in OCI	(178)	—	—	—	—
Purchases	—	—	—	—	27
Issuances	—	—	711	780	—
Sales	(481)	—	—	—	—
Settlements	(15)	—	(756)	(1,094)	(21)
Transfers out of level 3 and other	—	—	—	—	(448)
Balance at December 31, 2020	—	—	2,023	172	—
Total realized and unrealized gains (losses):
Included in earnings	—	(1)	233	(96)	—
Purchases	—	—	355	—	—
Issuances	—	—	715	305	—
Sales	—	—	(1)	—	—
Settlements	—	—	(741)	(393)	—
Acquisitions		24	49
Balance at December 31, 2021	—	23	2,633	(12)	—
Total realized and unrealized gains (losses):
Included in earnings	—	—	801	(323)	—
Purchases	—	—	321	—	—
Issuances	—	—	482	2	—
Sales	—	—	(9)	—	—
Settlements	—	(5)	(470)	297	—
Balance at December 31, 2022	$—	$18	$3,758	$(36)	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2022	$—	$—	$801	$(21)	$—
Primary income statement location of realized gains (losses) included in earnings	Securities gains (losses)	Other income	Mortgage banking income	Mortgage banking income	Other income

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	December 31, 2022			December 31, 2021
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,960	$2,101	$(141)	$1,791	$1,784	$7
Loans and leases	18	20	(2)	23	35	(12)
LHFS at fair value	1,065	1,056	9	3,544	3,450	94
130 Truist Financial Corporation

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Carrying value:
LHFS	$271	$101
Loans and leases	500	443
Other	120	100

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Valuation adjustments:
LHFS	$(9)	$(27)	$(101)
Loans and leases	(420)	(455)	(731)
Other	(159)	(178)	(175)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $108 million and $1.2 billion of LHFS carried at cost at December 31, 2022 and December 31, 2021, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

Loans and leases consist of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated statement of income. Refer to “Note 1. Basis of Presentation” for additional discussion of individually evaluated loans and leases.

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

		December 31, 2022		December 31, 2021
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$57,713	$47,791	$1,494	$1,495
Loans and leases HFI, net of ALLL	Level 3	321,596	308,738	285,055	284,914
Financial liabilities:
Time deposits	Level 2	23,474	23,383	15,886	16,017
Long-term debt	Level 2	43,203	40,951	35,913	36,251

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $272 million and $260 million at December 31, 2022 and December 31, 2021, respectively.
Truist Financial Corporation 131

NOTE 19. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	December 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$16,650	$—	$—	$—	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	16,393	—	(68)	12,690	—	(6)
Swaps hedging AFS securities	7,097	—	—	12,711	—	(2)
Total	23,490	—	(68)	25,401	—	(8)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	155,670	579	(2,665)	150,223	1,716	(733)
Options	29,840	172	(192)	23,659	43	(30)
Forward commitments	1,495	8	(2)	2,404	2	(5)
Other	3,823	1	—	2,927	—	—
Equity contracts	33,185	644	(901)	34,232	1,582	(2,089)
Credit contracts:
Trading assets	140	—	—	—	—	—
Loans and leases	394	—	—	570	—	(2)
Risk participation agreements	6,824	—	(3)	8,145	—	(4)
Total return swaps	1,729	81	(2)	1,445	3	(19)
Foreign exchange contracts	19,022	364	(380)	16,102	160	(156)
Commodity	4,881	444	(447)	4,641	475	(468)
Total	257,003	2,293	(4,592)	244,348	3,981	(3,506)
Mortgage banking:
Interest rate contracts:
Swaps	115	—	—	441	—	—
Interest rate lock commitments	999	1	(17)	4,163	30	(7)
When issued securities, forward rate agreements and forward commitments	2,128	25	(6)	6,913	7	(15)
Other	140	1	—	424	1	—
Total	3,382	27	(23)	11,941	38	(22)
MSRs:
Interest rate contracts:
Swaps	14,566	—	—	12,837	—	—
Options	13,930	122	(48)	101	1	—
When issued securities, forward rate agreements and forward commitments	2,459	11	(15)	3,927	7	—
Other	1,532	—	(3)	2,017	—	—
Total	32,487	133	(66)	18,882	8	—
Total derivatives not designated as hedges	292,872	2,453	(4,681)	275,171	4,027	(3,528)
Total derivatives	$333,012	2,453	(4,749)	$300,572	4,027	(3,536)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,223)	1,223		(1,312)	1,312
Cash collateral (received) posted for amounts subject to master netting arrangements		(546)	555		(345)	1,638
Net amount		$684	$(2,971)		$2,370	$(586)

132 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

December 31, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,895	$(1,408)	$487	$—	$487
Derivatives not subject to master netting arrangement or similar arrangement	86	—	86	—	86
Exchange traded derivatives	472	(361)	111	—	111
Total derivative assets	$2,453	$(1,769)	$684	$—	$684
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,688)	$1,417	$(2,271)	$43	$(2,228)
Derivatives not subject to master netting arrangement or similar arrangement	(697)	—	(697)	—	(697)
Exchange traded derivatives	(364)	361	(3)	—	(3)
Total derivative liabilities	$(4,749)	$1,778	$(2,971)	$43	$(2,928)

December 31, 2021 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,752	$(1,221)	$1,531	$(1)	$1,530
Derivatives not subject to master netting arrangement or similar arrangement	388	—	388	—	388
Exchange traded derivatives	887	(436)	451	—	451
Total derivative assets	$4,027	$(1,657)	$2,370	$(1)	$2,369
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,873)	$2,514	$(359)	$66	$(293)
Derivatives not subject to master netting arrangement or similar arrangement	(225)	—	(225)	—	(225)
Exchange traded derivatives	(438)	436	(2)	—	(2)
Total derivative liabilities	$(3,536)	$2,950	$(586)	$66	$(520)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	December 31, 2022			December 31, 2021
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities (1)	$38,773	$(630)	$(4)	$108,758	$(400)	$(150)
Loans and leases	353	—	10	382	—	12
Long-term debt	25,378	(780)	218	27,361	(137)	629
(1)The amortized cost of AFS securities was $46.2 billion at December 31, 2022 and $110.6 billion at December 31, 2021.

Truist Financial Corporation 133

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(102)	$—	$—
Total	$(102)	$—	$—
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$—	$(2)	$(8)
Short-term borrowings	—	(12)	(19)
Long-term debt	(12)	(22)	(21)
Total	$(12)	$(36)	$(48)
Pre-tax gain (loss) reclassified from AOCI into other expense: (1)
Deposits	$—	$(12)	$—
Short-term borrowings	—	(20)	—
Long-term debt	—	(4)	—
Total	$—	$(36)	$—
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Investment securities:
Amounts related to interest settlements	$102	$(48)	$(3)
Recognized on derivatives	598	571	29
Recognized on hedged items	(541)	(568)	(41)
Net income (expense) recognized (1)	159	(45)	$(15)
Loans and leases:
Amounts related to interest settlements	—	—	(1)
Recognized on derivatives	—	—	(3)
Recognized on hedged items	(3)	(5)	1
Net income (expense) recognized	(3)	(5)	(3)
Long-term debt:
Amounts related to interest settlements	(64)	18	182
Recognized on derivatives	(840)	(136)	831
Recognized on hedged items	1,014	435	(732)
Net income (expense) recognized	110	317	281
Net income (expense) recognized, total	$266	$267	$263
(1)Includes $53 million of income recognized from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark. See additional details over amounts recognized in “Note 13. AOCI.”

134 Truist Financial Corporation

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active and terminated hedges recorded in AOCI	$(118)	$—
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	40	(9)
Estimated portion of net after-tax gain (loss) on terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(31)	(9)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	6 years	N/A
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2033) (1)	$669	$767
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	163	231
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $457 million at December 31, 2022.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2022	2021	2020
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$197	$193	$44
Foreign exchange contracts	Investment banking and trading income and other income	236	133	(45)
Equity contracts	Investment banking and trading income and other income	5	(21)	(4)
Credit contracts	Investment banking and trading income and other income	53	(83)	178
Commodity contracts	Investment banking and trading income	11	7	6
Mortgage banking:
Interest rate contracts - residential	Mortgage banking income	596	(21)	(418)
Interest rate contracts - commercial	Mortgage banking income	(1)	(2)	3
MSRs:
Interest rate contracts - residential	Mortgage banking income	(792)	(105)	495
Interest rate contracts - commercial	Mortgage banking income	(22)	(8)	20
Total		$283	$93	$279

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At December 31, 2022, the remaining terms on these risk participations ranged from less than one year to 15 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

Truist Financial Corporation 135

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Risk participation agreements:
Maximum potential amount of exposure	$575	$521
Total return swaps:
Cash collateral held	453	290

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Dec 31, 2022	Dec 31, 2021
Dealer and other counterparties:
Cash and other collateral received from counterparties	$542	$346
Derivatives in a net gain position secured by collateral received	618	506
Unsecured positions in a net gain with counterparties after collateral postings	76	143
Cash collateral posted to counterparties	590	1,704
Derivatives in a net loss position secured by collateral	692	2,591
Additional collateral that would have been posted had the Company’s credit ratings dropped below investment grade	—	3
Central counterparties clearing:
Cash collateral, including initial margin, received from central clearing parties	4	—
Cash collateral, including initial margin, posted to central clearing parties	45	31
Derivatives in a net loss position	13	18
Derivatives in a net gain position	12	—
Securities pledged to central counterparties clearing	639	904

NOTE 20. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2022	2021	2020
Net income available to common shareholders	$5,927	$6,033	$4,184
Weighted average number of common shares	1,328,120	1,337,144	1,347,080
Effect of dilutive outstanding equity-based awards	10,342	12,234	11,209
Weighted average number of diluted common shares	1,338,462	1,349,378	1,358,289
Basic EPS	$4.46	$4.51	$3.11
Diluted EPS	$4.43	$4.47	$3.08
Anti-dilutive awards	93	3	16

NOTE 21. Operating Segments

Truist operates and measures business activity across three segments: CB&W, C&CB, and IH, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served.

136 Truist Financial Corporation

Consumer Banking and Wealth

The CB&W segment is made up of three primary businesses:

•Retail & Small Business Banking provides banking, borrowing, investing, insurance solutions, and advice through Retail Banking, Premier Banking, and Small Business Banking to individuals and small business clients through an extensive network of branches and ATMs, digital channels, and contact centers. Financial products and services offered include deposits and payments, credit cards, loans, mortgages, brokerage and investment advisory services and insurance solutions. Retail and Small Business Banking also serves as an entry point for clients and services for other businesses. It also includes Mortgage Banking, which offers residential mortgage products nationally through its retail and correspondent channels, digital and by telephone. These products are either sold in the secondary market, typically with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking services loans held in the Company’s loan portfolio as well as those held by third-party investors. Mortgage also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies.
•Consumer Finance Solutions provides a comprehensive set of technology-enabled consumer lending solutions. Lending solutions include direct to consumer offerings through LightStream and point-of-sale offerings through Sheffield, Service Finance, and Dealer Retail Services.
•Wealth provides a full array of wealth management and banking products and professional services to individuals and institutional clients, including trust, brokerage, professional investment advisory, business transition advice, loans and deposits services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Management Group. Full service and online/discount brokerage products are offered to individual clients; additionally, investment advisory products and services are offered to clients through an SEC registered investment advisor. Wealth also provides family office services, Truist Center for Family Legacy, to clients and their families to help them manage and sustain wealth across multiple generations, including family meeting facilitation, consolidated reporting, expense management, and specialty asset management, as well as other wealth management disciplines.

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
•Commercial Real Estate provides a range of credit and deposit services as well as fee-based product offerings to developers, operators, and investors in commercial real estate properties through its National Banking Division. Additionally, Commercial Real Estate offers tailored financing and equity investment solutions for community development and affordable housing projects, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits. Real Estate Corporate and Investment Banking delivers banking, capital markets, and strategic advisory solutions to REIT, fund, and public home-builder clients. It also includes Grandbridge Real Estate Capital, LLC, a fully integrated commercial mortgage investment banking company that originates commercial and multi-family real estate loans, services loan portfolios, and provides asset and portfolio management as well as real estate brokerage services.
•Wholesale Payments provides treasury, merchant services, and commercial card solutions to Truist’s business clients, ranging from small businesses to large corporate institutions.

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

Truist Financial Corporation 137

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most real estate assets, as well as the Company’s functional activities such as finance, enterprise risk, legal, enterprise technology and executive leadership, among others. Additionally, OT&C houses intercompany eliminations, including intersegment net referral fees and residual interest rate risk after segment allocations have taken place.

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

The application and development of management reporting methodologies is an active process and undergoes periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on consolidated results. When significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is revised. Prior period results have been revised to reflect management reporting methodology changes resulting from the integration of heritage BB&T and heritage SunTrust measurement processes and systems. Changes primarily relate to funds transfer pricing and internal equity allocations.

138 Truist Financial Corporation

The following table presents results by segment:

Year Ended December 31, (Dollars in millions)	CB&W			C&CB			IH			OT&C (1)			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net interest income (expense)	$6,509	$6,732	$7,375	$5,980	$4,625	$5,393	$176	$100	$126	$1,651	$1,549	$932	$14,316	$13,006	$13,826
Net intersegment interest income (expense)	3,571	2,373	1,512	93	708	170	(45)	1	(17)	(3,619)	(3,082)	(1,665)	—	—	—
Segment net interest income	10,080	9,105	8,887	6,073	5,333	5,563	131	101	109	(1,968)	(1,533)	(733)	14,316	13,006	13,826
Allocated provision for credit losses	867	150	1,003	(95)	(881)	1,304	7	—	9	(2)	(82)	19	777	(813)	2,335
Segment net interest income after provision	9,213	8,955	7,884	6,168	6,214	4,259	124	101	100	(1,966)	(1,451)	(752)	13,539	13,819	11,491
Noninterest income	3,423	3,697	3,900	2,661	3,174	2,629	3,105	2,664	2,241	(470)	(245)	109	8,719	9,290	8,879
Amortization of intangibles	321	317	419	129	150	175	132	105	72	1	2	19	583	574	685
Other noninterest expense	7,348	7,446	7,401	3,104	3,114	3,333	2,372	1,974	1,712	1,182	2,008	1,766	14,006	14,542	14,212
Income (loss) before income taxes	4,967	4,889	3,964	5,596	6,124	3,380	725	686	557	(3,619)	(3,706)	(2,428)	7,669	7,993	5,473
Provision (benefit) for income taxes	1,182	1,119	945	1,201	1,294	690	179	156	139	(1,160)	(1,013)	(793)	1,402	1,556	981
Segment net income (loss)	$3,785	$3,770	$3,019	$4,395	$4,830	$2,690	$546	$530	$418	$(2,459)	$(2,693)	$(1,635)	$6,267	$6,437	$4,492

Identifiable assets (period end)	$169,614	$160,497	$163,600	$205,022	$182,734	$187,393	$15,008	$9,865	$7,932	$165,611	$188,145	$150,303	$555,255	$541,241	$509,228
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

Truist Financial Corporation 139

NOTE 22. Parent Company Financial Information

Parent Company - Condensed Balance Sheets (Dollars in millions)	December 31,
	2022	2021
Assets:
Cash and due from banks	$29	$598
Interest-bearing deposits with banks	10,861	9,680
AFS securities at fair value	214	257
Advances to / receivables from subsidiaries:
Banking	2,305	2,006
Nonbank	404	3,377
Total advances to / receivables from subsidiaries	2,709	5,383
Investment in subsidiaries:
Banking	59,921	64,985
Nonbank	4,553	5,441
Total investment in subsidiaries	64,474	70,426
Other assets	452	419
Total assets	$78,739	$86,763
Liabilities and Shareholders’ Equity:
Short-term borrowings	$370	$809
Long-term debt	17,625	16,504
Other liabilities	230	179
Total liabilities	18,225	17,492
Total shareholders’ equity	60,514	69,271
Total liabilities and shareholders’ equity	$78,739	$86,763

Parent Company - Condensed Income and Comprehensive Income Statements (Dollars in millions)	Year Ended December 31,
	2022	2021	2020
Income:
Dividends from subsidiaries:
Banking	$4,800	$4,150	$2,800
Nonbank	170	100	5
Total dividends from subsidiaries	4,970	4,250	2,805
Interest and other income from subsidiaries	100	143	170
Other income	27	(26)	12
Total income	5,097	4,367	2,987
Expenses:
Interest expense	369	258	333
Other expenses	131	125	174
Total expenses	500	383	507
Income before income taxes and equity in undistributed earnings of subsidiaries	4,597	3,984	2,480
Income tax benefit	50	26	56
Income before equity in undistributed earnings of subsidiaries	4,647	4,010	2,536
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	1,620	2,427	1,956
Net income	6,267	6,437	4,492
Total OCI	(11,997)	(2,320)	1,560
Total comprehensive income	$(5,730)	$4,117	$6,052

140 Truist Financial Corporation

Parent Company - Statements of Cash Flows (Dollars in millions)	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$6,267	$6,437	$4,492
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(1,620)	(2,427)	(1,956)
Other, net	(449)	(438)	(704)
Net cash from operating activities	4,198	3,572	1,832
Cash Flows From Investing Activities:
Proceeds from maturities, calls, and paydowns of AFS securities	31	37	79
Purchases of AFS securities	(9)	(216)	(22)
Investment in subsidiaries	(4,142)	(120)	(79)
Advances to subsidiaries	(4,110)	(3,088)	(6,711)
Proceeds from repayment of advances to subsidiaries	6,813	3,922	5,499
Other, net	14	—	14
Net cash from investing activities	(1,403)	535	(1,220)
Cash Flows From Financing Activities:
Net change in short-term borrowings	(439)	188	18
Net issuance (repayment) of long-term debt	1,700	(2,149)	397
Repurchase of common stock	(250)	(1,616)	—
Net proceeds from preferred stock issued	—	—	3,449
Redemption of preferred stock	—	(1,415)	(500)
Cash dividends paid on common and preferred stock	(2,989)	(2,852)	(2,725)
Other, net	(205)	(107)	479
Net cash from financing activities	(2,183)	(7,951)	1,118
Net Change in Cash and Cash Equivalents	612	(3,844)	1,730
Cash and Cash Equivalents, January 1	10,278	14,122	12,392
Cash and Cash Equivalents, December 31	$10,890	$10,278	$14,122

The transfer of funds in the form of dividends, loans, or advances from bank subsidiaries to the Parent Company is restricted. Federal law requires loans to the Parent Company or its affiliates to be secured and at market terms and generally limits loans to the Parent Company or an individual affiliate to 10% of Truist Bank’s unimpaired capital and surplus. In the aggregate, loans to the Parent Company and all affiliates cannot exceed 20% of the bank’s unimpaired capital and surplus.

Dividend payments to the Parent Company by Truist Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends from Truist Bank to the Parent Company are limited by rules which compare dividends to net income for regulatory-defined periods. Furthermore, dividends are restricted by regulatory minimum capital constraints.
NOTE 23. Subsequent Events

On February 16, 2023, the Company entered into an agreement to sell a 20% stake of the common equity in Truist Insurance Holdings to an investor group led by Stone Point Capital, LLC. In connection with the transaction, the noncontrolling interest holder will receive additional profit interests in Truist Insurance Holdings and certain consent and exit rights. The transaction allows Truist to maintain strategic flexibility and future upside in Truist Insurance Holdings, which will continue to benefit from Truist’s operations, access to capital, and client relationships. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions and regulatory approvals. As part of the transaction, Truist will reorganize its premium finance business into the C&CB segment.

Truist Financial Corporation 141

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

142 Truist Financial Corporation

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Location
3.1	Articles of Incorporation of the Registrant, as consolidated and restated December 15, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed February 24, 2021.
3.2	Amended and Restated Bylaws of Truist Financial Corporation	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed October 26, 2022.
4.1	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.2	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.3	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
4.7	Deposit Agreement, dated as of July 29, 2019, between the Company and Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.8	Form of Depositary Receipt.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.9	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
4.10	Second Supplemental Indenture, dated as of June 6, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed June 6, 2022.
4.11	Fourth Supplemental Indenture, dated as of July 28, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed July 28, 2022.
Other instruments defining the rights of holders of long-term debt securities of Truist are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Truist agrees to furnish copies of these instruments to the SEC upon request.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.3*	BB&T Corporation 2012 Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.4*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.5*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.6*	Southern National Deferred Compensation Plan for Key Executives including Amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.7*	Termination Amendment for the Southern National Deferred Compensation Plan for Key Executives	Filed herewith.
10.8*	BB&T Nonqualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.9*	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.10*	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.11*	Third Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 23, 2022.
Truist Financial Corporation 143

Exhibit No.	Description	Location
10.12*	Fourth Amendment to the BB&T Non-Qualified Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 23, 2022.
10.13*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.14*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.15*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.16*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.17*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.18*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.19*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.20*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.21*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and David H. Weaver.	Incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed February 25, 2016.
10.22*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.23*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.24*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of February 7, 2019.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 13, 2019.
10.25*	Form of Notice of Term Non-Renewal under Employment Agreements	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed March 6, 2019.
10.26*	Form of Synergy Incentive Award Letter with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 3, 2019.
10.27*	Form of First Amendment to Employment Agreement with each of Daryl N. Bible and Clarke R. Starnes, III	Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed June 3, 2019.
10.28*	First Amendment to 2016 Employment Agreement with Brant J. Standridge	Incorporated herein by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.29*	First Amendment to 2016 Employment Agreement with David H. Weaver	Incorporated herein by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.30*	First Amendment to 2016 Employment Agreement with Dontá L. Wilson	Incorporated herein by reference to Exhibit 10.11 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.31*	Form of Synergy Incentive Award Letter with each of Brant J. Standridge, David H. Weaver and Dontá L. Wilson	Incorporated herein by reference to Exhibit 10.14 of the Quarterly Report on Form 10-Q, filed July 31, 2019.
10.32*	SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015	Incorporated by reference to Exhibit 10.1 to SunTrust's Current Report on Form 8-K, filed August 13, 2015.
10.33*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1.1 to SunTrust's Registration Statement No. 333-158866 on Form S-8, filed April 28, 2009.
10.34*	Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan	Incorporated by reference to Exhibit 10.29 of SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.35*	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed August 9, 2011.
10.36*	Further amended by Amendment Number One, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 10.10 to SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
144 Truist Financial Corporation

Exhibit No.	Description	Location
10.37*	SunTrust Banks, Inc. 2018 Omnibus Incentive Compensation Plan	Incorporated herein by reference to Appendix B to SunTrust's definitive Proxy Statement, filed March 9, 2018.
10.38*	Form of Performance-Vested Restricted Stock Unit Award Agreement, Type I	Incorporated herein by reference to Exhibit 10.3 to SunTrust’s Quarterly Report on Form 10-Q, filed May 4, 2018.
10.39*	Form of Performance-Vested Restricted Stock Unit Award Agreement, Type II	Incorporated herein by reference to Exhibit 10.4 to SunTrust’s Quarterly Report on Form 10-Q, filed May 4, 2018.
10.40*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type I	Incorporated herein by reference to Exhibit 10.5 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.41*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type II	Incorporated herein by reference to Exhibit 10.6 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.42*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type III	Incorporated herein by reference to Exhibit 10.7 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.43*	Form of Time-Vested Restricted Stock Unit Award Agreement, Type IV	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed May 4, 2018.
10.44*	2019 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and William H. Rogers, Jr.	Incorporated herein by reference to Exhibit 10.90 of the Annual Report on Form 10-K, filed March 3, 2020.
10.45*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.46*	Form of Restricted Stock Unit Agreement (Category 2 Employee) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.47*	Form of Restricted Stock Unit Agreement (Senior Executive) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.48*	Form of LTIP Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.49*	Form of Performance Unit Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.50*	Truist Financial Corporation Nonqualified Defined Contribution Plan	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 24, 2021.
10.51*	Master Trust Agreement (Nonqualified Plans) between Truist Financial Corporation and Fidelity Management Trust Company	Incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K, filed February 24, 2021.
10.52*	Truist Financial Corporation 401(k) Savings Plan	Incorporated herein by reference to Exhibit 10.64 of the Annual Report on Form 10-K, filed February 24, 2021.
10.53*	First Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 23, 2022.
10.54*	Second Amendment to the Truist Financial Corporation 401(k) Saving Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K, filed February 23, 2022.
10.55*	Third Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
10.56*	Fourth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
10.57*	SunTrust Banks, Inc. Directors Deferred Compensation Plan, amended and restated as of January 1, 2009	Incorporated by reference to Exhibit 10.1 to the SunTrust Current Report on Form 8-K, filed January 7, 2009.
10.58*	Amendment Number One to the SunTrust Banks, Inc. Directors Deferred Compensation Plan, effective as of January 1, 2018	Incorporated herein by reference to Exhibit 10.14 of SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.59*	First Amendment to BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated January 1, 2005)	Incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K, filed February 24, 2021.
10.60*	2020 Amendment to the Truist Financial Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.67 of the Annual Report on Form 10-K, filed February 23, 2022.
10.61*	Employment Agreement by and between Truist Insurance Holdings, Inc. and John Howard	Incorporated herein by reference to Exhibit 10.68 of the Annual Report on Form 10-K, filed February 23, 2022.
10.62*	Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.65 of the Annual Report on Form 10-K, filed February 24, 2021.
Truist Financial Corporation 145

Exhibit No.	Description	Location
10.63*	First Amendment to Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.66 of the Annual Report on Form 10-K, filed February 24, 2021.
10.64*	Truist Financial Corporation 2022 Incentive Plan	Incorporated by reference to Annex B to the Corporation’s Definitive Proxy Statement (filed on March 14, 2022).
10.65*	Letter to the Board of Directors from William H. Rogers Jr. dated, April 14, 2022, waiving certain rights under his employment agreement	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 5, 2022.
10.66*	Form of Employee Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 5, 2022.
10.67*	Letter from Daryl N. Bible, dated, December 2, 2022 regarding Voluntary Resignation as a Consultant	Filed herewith.
10.68*	Retirement and Consulting Agreement between the Company and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 1, 2022.
10.69*	Truist Financial Corporation Management Change of Control, Severance, and Noncompetition Plan.	Incorporated herein by reference to Exhibit 10.1 on Current Report on Form 8-K, filed July 26, 2022.
10.70*	Form of Executive Severance and Noncompetition Agreement.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 31, 2022.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
21†	Subsidiaries of the Registrant.	Filed herewith.
22†	List of Subsidiary Issuers of Guaranteed Securities.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.
146 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2023:

Truist Financial Corporation
(Registrant)
/s/ William H. Rogers Jr.
William H. Rogers Jr.
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

/s/ William H. Rogers Jr.	Chairman and Chief Executive Officer	February 28, 2023
William H. Rogers Jr.
/s/ Michael B. Maguire	Senior Executive Vice President and Chief Financial Officer	February 28, 2023
Michael B. Maguire	(Principal Financial Officer)
/s/ Cynthia B. Powell	Executive Vice President and Corporate Controller	February 28, 2023
Cynthia B. Powell	(Principal Accounting Officer)
/s/ Jennifer S. Banner	Director	February 28, 2023
Jennifer S. Banner
/s/ K. David Boyer, Jr.	Director	February 28, 2023
K. David Boyer, Jr.
/s/ Agnes Bundy Scanlan	Director	February 28, 2023
Agnes Bundy Scanlan
/s/ Anna R. Cablik	Director	February 28, 2023
Anna R. Cablik
/s/ Dallas S. Clement	Director	February 28, 2023
Dallas S. Clement
/s/ Paul D. Donahue	Director	February 28, 2023
Paul D. Donahue
/s/ Patrick C. Graney III	Director	February 28, 2023
Patrick C. Graney III
/s/ Linnie M. Haynesworth	Director	February 28, 2023
Linnie M. Haynesworth
/s/ Kelly S. King	Director	February 28, 2023
Kelly S. King
/s/ Easter A. Maynard	Director	February 28, 2023
Easter A. Maynard
/s/ Donna S. Morea	Director	February 28, 2023
Donna S. Morea
/s/ Charles A. Patton	Director	February 28, 2023
Charles A. Patton
/s/ Nido R. Qubein	Director	February 28, 2023
Nido R. Qubein
/s/ David M. Ratcliffe	Director	February 28, 2023
David M. Ratcliffe
/s/ Frank P. Scruggs, Jr.	Director	February 28, 2023
Frank P. Scruggs, Jr.
/s/ Christine Sears	Director	February 28, 2023
Christine Sears
/s/ Thomas E. Skains	Director	February 28, 2023
Thomas E. Skains
/s/ Bruce L. Tanner	Director	February 28, 2023
Bruce L. Tanner
/s/ Thomas N. Thompson	Director	February 28, 2023
Thomas N. Thompson
/s/ Steven C. Voorhees	Director	February 28, 2023
Steven C. Voorhees
Truist Financial Corporation 147