Form 10-Q
period 2023-03-31
TRUIST FINANCIAL CORP
filed 2023-05-01
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023
Commission File Number: 1-10853

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

At March 31, 2023, 1,331,917,887 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
DEI	Diversity, Equity & Inclusion
DTA	Deferred tax asset
EPS	Earnings per common share
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T and SunTrust effective December 6, 2019
MRO	Model Risk Oversight
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program, established by the CARES Act
Truist Financial Corporation 1

Term	Definition
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
TBVPS	Tangible book value per common share
TCFD	Task Force on Climate-Related Financial Disclosures
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
USAA	United Services Automobile Association
VaR	Value-at-risk
VIE	Variable interest entity
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

Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding Truist’s business, the economy, and other future conditions. Such statements involve inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed in Part I, Item 1A-Risk Factors in Truist’s Form 10-K for the year ended December 31, 2022:

•changes in the interest rate environment, including the replacement of LIBOR as an interest rate benchmark, could adversely affect Truist’s revenue and expenses, the value of assets and obligations, including our portfolio of investment securities, and the availability and cost of capital, cash flows, and liquidity;
•Truist is subject to credit risk by lending or committing to lend money, may have more credit risk and higher credit losses to the extent that loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral, and may suffer losses if the value of collateral declines in stressed market conditions;
•inability to access short-term funding or liquidity, loss of client deposits or changes in Truist’s credit ratings could increase the cost of funding, limit access to capital markets, or negatively affect Truist’s overall liquidity or capitalization;
•Truist may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect our ability to attract and retain depositors and to borrow or raise capital;
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
•the monetary and fiscal policies of the federal government and its agencies, including in response to higher inflation, could have a material adverse effect on the economy and Truist’s profitability;
•unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
•a loss of value of our investment portfolio could negatively impact market perceptions of us and could lead to deposit withdrawals;
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
•negative public opinion could damage Truist’s reputation and adversely impact business and revenues, including the effects of social media on market perceptions of Truist and banks generally;
•regulatory matters, litigation or other legal actions may result in, among other things, costs, fines, penalties, restrictions on Truist’s business activities, reputational harm, negative publicity, or other adverse consequences;
•Truist faces substantial legal and operational risks in safeguarding personal information;
•evolving legislative, accounting and regulatory standards, including with respect to climate, capital, and liquidity requirements, which may become more stringent in light of recent market events, and results of regulatory examinations may adversely affect Truist’s financial condition and results of operations;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Mar 31, 2023	Dec 31, 2022
Assets
Cash and due from banks	$4,629	$5,379
Interest-bearing deposits with banks	32,967	16,042
Securities borrowed or purchased under agreements to resell	3,637	3,181
Trading assets at fair value	4,601	4,905
AFS securities at fair value	71,858	71,801
HTM securities (fair value of $48,097 and $47,791, respectively)	56,932	57,713
LHFS (including $1,911 and $1,065 at fair value, respectively)	2,160	1,444
Loans and leases (including $17 and $18 at fair value, respectively)	327,673	325,991
ALLL	(4,479)	(4,377)
Loans and leases, net of ALLL	323,194	321,614
Premises and equipment	3,519	3,605
Goodwill	27,014	27,013
CDI and other intangible assets	3,535	3,672
Loan servicing rights at fair value	3,303	3,758
Other assets (including $1,549 and $1,582 at fair value, respectively)	37,005	35,128
Total assets	$574,354	$555,255
Liabilities
Noninterest-bearing deposits	$128,719	$135,742
Interest-bearing deposits	276,278	277,753
Short-term borrowings (including $1,789 and $1,551 at fair value, respectively)	23,678	23,422
Long-term debt	69,895	43,203
Other liabilities (including $2,589 and $2,971 at fair value, respectively)	13,390	14,598
Total liabilities	511,960	494,718
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,660	6,634
Additional paid-in capital	34,582	34,544
Retained earnings	27,038	26,264
AOCI, net of deferred income taxes	(12,581)	(13,601)
Noncontrolling interests	22	23
Total shareholders’ equity	62,394	60,537
Total liabilities and shareholders’ equity	$574,354	$555,255
Common shares outstanding	1,331,918	1,326,829
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended March 31,
	2023	2022
Interest Income
Interest and fees on loans and leases	$4,656	$2,644
Interest on securities	752	640
Interest on other earning assets	377	73
Total interest income	5,785	3,357
Interest Expense
Interest on deposits	1,125	32
Interest on long-term debt	514	132
Interest on other borrowings	278	10
Total interest expense	1,917	174
Net Interest Income	3,868	3,183
Provision for credit losses	502	(95)
Net Interest Income After Provision for Credit Losses	3,366	3,278
Noninterest Income
Insurance income	813	727
Wealth management income	339	343
Investment banking and trading income	261	261
Service charges on deposits	249	252
Card and payment related fees	230	212
Mortgage banking income	142	121
Lending related fees	106	85
Operating lease income	67	58
Securities gains (losses)	—	(69)
Other income	27	152
Total noninterest income	2,234	2,142
Noninterest Expense
Personnel expense	2,181	2,051
Professional fees and outside processing	314	363
Software expense	214	232
Net occupancy expense	183	208
Amortization of intangibles	136	137
Equipment expense	110	118
Marketing and customer development	78	84
Operating lease depreciation	46	48
Regulatory costs	75	35
Merger-related and restructuring charges	63	216
Other expense	291	182
Total noninterest expense	3,691	3,674
Earnings
Income before income taxes	1,909	1,746
Provision for income taxes	394	330
Net income	1,515	1,416
Noncontrolling interests	2	1
Preferred stock dividends and other	103	88
Net income available to common shareholders	$1,410	$1,327
Basic EPS	$1.06	$1.00
Diluted EPS	1.05	0.99
Basic weighted average shares outstanding	1,328,602	1,329,037
Diluted weighted average shares outstanding	1,339,480	1,341,563

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2023	2022
Net income	$1,515	$1,416
OCI, net of tax:
Net change in net pension and postretirement costs	(14)	8
Net change in cash flow hedges	125	5
Net change in AFS securities	853	(4,989)
Net change in HTM securities	55	44
Other, net	1	1
Total OCI, net of tax	1,020	(4,931)
Total OCI	$2,535	$(3,515)
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(3)	$2
Net change in cash flow hedges	38	1
Net change in AFS securities	262	(1,513)
Net change in HTM securities	15	13
Total income taxes related to OCI	$312	$(1,497)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2022	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	1,415	—	1	1,416
OCI	—	—	—	—	—	(4,931)	—	(4,931)
Issued in connection with equity awards, net	3,596	—	18	(106)	(1)	—	—	(89)
Cash dividends declared on common stock	—	—	—	—	(637)	—	—	(637)
Cash dividends declared on preferred stock	—	—	—	—	(88)	—	—	(88)
Equity-based compensation expense	—	—	—	80	—	—	—	80
Other, net	—	—	—	—	—	—	22	22
Balance, March 31, 2022	1,331,414	$6,673	$6,657	$34,539	$23,687	$(6,535)	$23	$65,044
Balance, January 1, 2023	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537
Net income	—	—	—	—	1,513	—	2	1,515
OCI	—	—	—	—	—	1,020	—	1,020
Issued in connection with equity awards, net	5,089	—	26	(45)	(1)	—	—	(20)
Cash dividends declared on common stock	—	—	—	—	(691)	—	—	(691)
Cash dividends declared on preferred stock	—	—	—	—	(103)	—	—	(103)
Equity-based compensation expense	—	—	—	83	—	—	—	83
Other, net	—	—	—	—	56	—	(3)	53
Balance, March 31, 2023	1,331,918	$6,673	$6,660	$34,582	$27,038	$(12,581)	$22	$62,394

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$1,515	$1,416
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	502	(95)
Depreciation	180	195
Amortization of intangibles	136	137
Securities (gains) losses	—	69
Net change in operating assets and liabilities:
LHFS	(846)	180
Loan servicing rights	27	(380)
Pension asset	(1,346)	(410)
Derivative assets and liabilities	(12)	986
Trading assets	304	(1,497)
Other assets and other liabilities	(490)	(558)
Other, net	148	(231)
Net cash from operating activities	118	(188)
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4	3,127
Proceeds from maturities, calls and paydowns of AFS securities	1,279	5,259
Purchases of AFS securities	(140)	(7,219)
Proceeds from maturities, calls and paydowns of HTM securities	858	857
Purchases of HTM securities	—	(3,020)
Originations and purchases of loans and leases, net of sales and principal collected	(1,835)	(134)
Net cash received (paid) for FHLB stock	(1,147)	(1)
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(456)	1,706
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	—	(488)
Other, net	(613)	(121)
Net cash from investing activities	(2,050)	(34)
Cash Flows From Financing Activities:
Net change in deposits	(8,498)	11,842
Net change in short-term borrowings	224	(145)
Proceeds from issuance of long-term debt	35,029	66
Repayment of long-term debt	(8,444)	(1,699)
Cash dividends paid on common stock	(691)	(637)
Cash dividends paid on preferred stock	(103)	(88)
Net cash received (paid) for hedge unwinds	(378)	(198)
Other, net	(32)	(92)
Net cash from financing activities	17,107	9,049
Net Change in Cash and Cash Equivalents	15,175	8,827
Cash and Cash Equivalents, January 1	21,421	20,295
Cash and Cash Equivalents, March 31	$36,596	$29,122
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$1,667	$156
Income taxes	23	40
Noncash investing activities:
Transfer of AFS securities to HTM	—	59,436

The accompanying notes are an integral part of these consolidated financial statements.
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 should be referred to in connection with these unaudited interim consolidated financial statements. The Company updated its accounting policies in connection with recently adopted accounting standards. There were no other significant changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 that could have a material effect on the Company’s financial statements.

Reclassifications

In the first quarter of 2023, the Company reclassified certain portfolios within the consumer portfolio segment to delineate home equity from other consumer portfolios. Additionally, during the first quarter of 2023, Truist reorganized Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior periods were revised to conform to the current presentation. Certain other amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

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

Loan Modifications

In certain circumstances, the Company enters into agreements to modify the terms of loans to borrowers that are experiencing financial difficulty. The scope of these loan modifications varies from portfolio to portfolio but generally falls into one of the following categories:

•Renewals: represent the renewal of a loan where the Company has concluded that the borrower is experiencing financial difficulty. Commercial renewals result in an extension of the maturity date of the loan (or in some cases a contraction of the loan term), and other significant terms of the loan (e.g., interest rate, collateral, guarantor support, etc.) are re-evaluated in connection with the renewal event.
•Term extensions: represent an adjustment to the maturity date of the loan that typically results in a reduction to the borrower’s scheduled payment over the remainder of the loan.
•Capitalizations: represents the capitalization of forborne loan payments and/or other amounts advanced on behalf of the borrower into the principal balance of a residential mortgage loan.
•Payment delays: provide the borrower with a temporary postponement of loan payments that is considered other-than-insignificant, which has been defined as a payment delay that exceeds 90 days, or three payment cycles, over a rolling 12-month period. These postponed loan payments may result in an extension of the ultimate maturity date of the loan or may be capitalized into the principal balance of the loan in certain circumstances.
•Combinations: in certain circumstances more than one type of a modification is provided to a borrower (e.g., interest rate reduction and term extension).
•Other: represents other types of loan modifications that are not considered significant for disclosure purposes.

The Company has identified borrowers that are included in the Loan Modifications disclosures in “Note 5. Loans and ACL” as follows:

•Commercial: the Company evaluates all modifications of loans to commercial borrowers that are rated substandard or worse and includes the modifications in its disclosure to the extent that the modification is considered other-than-insignificant.
•Consumer and credit card: loan modifications to consumer and credit borrowers are generally limited to borrowers that are experiencing financial difficulty. As a result, the Company evaluates all modifications of consumer and credit card loans and includes them in the disclosure to the extent that they are considered other-than insignificant.
Truist Financial Corporation 9

Refer to the Annual Report on Form 10-K for the year ended December 31, 2022 for accounting policies related to prior period, including the Company’s TDR policies.

ALLL

The ALLL represents management’s best estimate of expected future credit losses related to its loan and lease portfolio at the balance sheet date. The Company’s ALLL estimation process gives consideration to relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The quantitative models used to forecast expected credit losses use portfolio balances, macroeconomic forecast data, portfolio composition and loan attributes as the primary inputs. Loss estimates are informed by historical loss experience that includes losses incurred on loans that were previously modified by the Company. As a result, the Company has concluded that aside from the limited circumstances where principal forgiveness is granted to a borrower, the financial effect of loan modifications is already inherently included in the ALLL.

Income Taxes

The Company’s provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified tax credit investments. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The proportional amortization method of accounting is used on affordable housing and other qualified tax credit investments, such that the initial cost of the investment giving rise to tax credits is amortized in proportion to the allocation of tax credits in each period as a component of the provision for income taxes. Truist includes the initial investment cash flows and subsequent credits within operating activities in the Consolidated Statement of Cash Flows.

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
Truist adopted this standard on a modified-retrospective basis. Upon adoption, the Company eliminated the separate ACL estimation process for loans classified as TDRs. The adoption of this standard did not have a material impact on the financial statements. The Company’s revised disclosures in accordance with the new standard are included in “Note 5. Loans and ACL.”

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
The adoption of this standard did not have a material impact on the Company’s active last-of-layer hedges.
Investments in Tax Credit Structures January 1, 2023	Allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, reporting entities were only permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income housing tax credit structures.
Truist early adopted this standard on a modified-retrospective basis. The adoption of this standard did not have a material impact on the financial statements. Refer to “Note 14. Commitments and Contingencies” for additional information regarding tax credit investments.

10 Truist Financial Corporation

NOTE 2. Business Combinations, Divestitures, and Noncontrolling Interests

Noncontrolling Interest

On April 3, 2023, the Company completed its sale of a 20% stake of the common equity in Truist Insurance Holdings, LLC to an investor group led by Stone Point Capital, LLC for $1.95 billion, with the proceeds, net of tax, recognized as an increase to shareholders’ equity. In connection with the transaction, the noncontrolling interest holder received profit interests representing 3.75% coverage on Truist Insurance Holdings’ fully diluted equity value at transaction close, and certain consent and exit rights commensurate with a noncontrolling investor. The transaction allows Truist to maintain strategic flexibility and future upside in Truist Insurance Holdings, which will continue to benefit from Truist’s operations, access to capital, and client relationships, while creating additional opportunities for growth of Truist Insurance Holdings through the support of a strong blue-chip investor in Stone Point Capital.

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

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Securities purchased under agreements to resell	$2,685	$2,415
Securities borrowed	952	766
Total securities borrowed or purchased under agreements to resell	$3,637	$3,181

Fair value of collateral permitted to be resold or repledged	$3,520	$3,058
Fair value of securities resold or repledged	657	864

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

	March 31, 2023			December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$631	$10	$641	$318	$—	$318
State and Municipal	297	—	297	272	—	272
GSE	23	—	23	74	—	74
Agency MBS - residential	666	6	672	1,019	26	1,045
Corporate and other debt securities	185	304	489	369	50	419
Total securities sold under agreements to repurchase	$1,802	$320	$2,122	$2,052	$76	$2,128

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

Truist Financial Corporation 11

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

March 31, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$11,083	$2	$644	$10,441
GSE	332	—	31	301
Agency MBS - residential	64,382	1	9,208	55,175
Agency MBS - commercial	2,872	—	474	2,398
States and political subdivisions	425	17	17	425
Non-agency MBS	3,884	—	786	3,098
Other	20	—	—	20
Total AFS securities	$82,998	$20	$11,160	$71,858
HTM securities:
Agency MBS - residential	$56,932	$—	$8,835	$48,097

December 31, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$11,080	$—	$785	$10,295
GSE	339	—	36	303
Agency MBS - residential	65,377	—	10,152	55,225
Agency MBS - commercial	2,887	—	463	2,424
States and political subdivisions	425	15	24	416
Non-agency MBS	3,927	—	810	3,117
Other	21	—	—	21
Total AFS securities	$84,056	$15	$12,270	$71,801
HTM securities:
Agency MBS - residential	$57,713	$—	$9,922	$47,791

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	March 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$41,783	$35,517
FHLMC	42,308	35,747

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
March 31, 2023 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$2,587	$8,448	$19	$29	$11,083	$2,528	$7,869	$18	$26	$10,441
GSE	—	7	11	314	332	—	7	10	284	301
Agency MBS - residential	—	65	580	63,737	64,382	—	62	547	54,566	55,175
Agency MBS - commercial	1	7	71	2,793	2,872	1	7	68	2,322	2,398
States and political subdivisions	3	94	139	189	425	3	93	148	181	425
Non-agency MBS	—	—	—	3,884	3,884	—	—	—	3,098	3,098
Other	6	—	14	—	20	6	—	14	—	20
Total AFS securities	$2,597	$8,621	$834	$70,946	$82,998	$2,538	$8,038	$805	$60,477	$71,858
HTM securities:
Agency MBS - residential	$—	$—	$—	$56,932	$56,932	$—	$—	$—	$48,097	$48,097

12 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$1,267	$27	$8,977	$617	$10,244	$644
GSE	112	5	175	26	287	31
Agency MBS - residential	1,267	65	53,717	9,143	54,984	9,208
Agency MBS - commercial	318	24	2,066	450	2,384	474
States and political subdivisions	42	1	210	16	252	17
Non-agency MBS	—	—	3,098	786	3,098	786
Other	5	—	15	—	20	—
Total	$3,011	$122	$68,258	$11,038	$71,269	$11,160
HTM securities:
Agency MBS - residential	$—	$—	$48,097	$8,835	$48,097	$8,835

	Less than 12 months		12 months or more		Total
December 31, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,069	$49	$8,186	$736	$10,255	$785
GSE	180	14	114	22	294	36
Agency MBS - residential	25,041	3,263	30,050	6,889	55,091	10,152
Agency MBS - commercial	790	92	1,631	371	2,421	463
States and political subdivisions	251	21	20	3	271	24
Non-agency MBS	—	—	3,117	810	3,117	810
Other	21	—	—	—	21	—
Total	$28,352	$3,439	$43,118	$8,831	$71,470	$12,270
HTM securities:
Agency MBS - residential	$29,369	$5,613	$18,422	$4,309	$47,791	$9,922

At March 31, 2023 and December 31, 2022, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended March 31,
	2023	2022
Gross realized gains	$—	$13
Gross realized losses	—	(82)
Securities gains (losses), net	$—	$(69)
Truist Financial Corporation 13

NOTE 5. Loans and ACL

In the first quarter of 2023, the Company adopted the Troubled Debt Restructurings and Vintage Disclosures accounting standard. Certain newly required disclosures in this footnote are presented as of and for the period ended March 31, 2023 only as the adoption of this guidance did not impact the prior periods. As such, disclosures were provided related to TDRs as of December 31, 2022 and for the three months ended March 31, 2022 under prior accounting standards. Refer to “Note 1. Basis of Presentation” for additional information.

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
March 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$166,663	$125	$35	$394	$167,217
CRE	22,519	34	—	117	22,670
Commercial construction	5,947	3	—	1	5,951
Consumer:
Residential mortgage	55,057	491	674	233	56,455
Home equity	10,370	65	10	132	10,577
Indirect auto	26,498	511	—	270	27,279
Other consumer	27,523	164	10	45	27,742
Student	4,046	356	594	—	4,996
Credit card	4,692	56	38	—	4,786
Total	$323,315	$1,805	$1,361	$1,192	$327,673
(1)Includes government guaranteed loans of $649 million in the residential mortgage portfolio and $590 million in the student portfolio.

	Accruing
December 31, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$163,604	$256	$49	$398	$164,307
CRE	22,568	25	1	82	22,676
Commercial construction	5,844	5	—	—	5,849
Consumer:
Residential mortgage	55,005	614	786	240	56,645
Home equity	10,661	68	12	135	10,876
Indirect auto	27,015	646	1	289	27,951
Other consumer	27,289	187	13	44	27,533
Student	4,179	402	706	—	5,287
Credit card	4,766	64	37	—	4,867
Total	$320,931	$2,267	$1,605	$1,188	$325,991
(1)Includes government guaranteed loans of $759 million in the residential mortgage portfolio and $702 million in the student portfolio.

14 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

March 31, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$9,673	$41,280	$19,702	$10,213	$7,556	$13,686	$59,715	$—	$(217)	$161,608
Special mention	56	585	357	113	83	137	643	—	—	1,974
Substandard	65	745	375	166	452	440	998	—	—	3,241
Nonperforming	1	55	50	41	22	57	168	—	—	394
Total	9,795	42,665	20,484	10,533	8,113	14,320	61,524	—	(217)	167,217
Gross charge-offs	—	9	15	1	3	15	32	—	—	75
CRE:
Pass	1,042	5,649	3,269	2,302	3,426	3,902	834	—	(74)	20,350
Special mention	6	273	113	74	289	208	—	—	—	963
Substandard	38	223	47	33	526	372	1	—	—	1,240
Nonperforming	—	37	3	2	—	75	—	—	—	117
Total	1,086	6,182	3,432	2,411	4,241	4,557	835	—	(74)	22,670
Gross charge-offs	—	2	—	—	—	4	—	—	—	6
Commercial construction:
Pass	219	1,628	1,618	636	219	157	1,021	—	—	5,498
Special mention	37	84	36	176	—	—	1	—	—	334
Substandard	1	39	6	19	—	53	—	—	—	118
Nonperforming	—	—	—	—	1	—	—	—	—	1
Total	257	1,751	1,660	831	220	210	1,022	—	—	5,951
Consumer:
Residential mortgage:
Current	649	13,827	17,194	6,076	3,037	14,274	—	—	—	55,057
30 - 89 days past due	2	33	57	25	29	345	—	—	—	491
90 days or more past due	—	11	29	50	56	528	—	—	—	674
Nonperforming	—	6	11	9	12	195	—	—	—	233
Total	651	13,877	17,291	6,160	3,134	15,342	—	—	—	56,455
Gross charge-offs	—	—	1	—	—	—	—	—	—	1
Home equity:
Current							6,506	3,864	—	10,370
30 - 89 days past due							44	21	—	65
90 days or more past due							6	4	—	10
Nonperforming							46	86	—	132
Total	—	—	—	—	—	—	6,602	3,975	—	10,577
Gross charge-offs	—	—	—	—	—	—	2	—	—	2
Indirect auto:
Current	2,077	10,757	6,504	3,667	2,147	1,339	—	—	7	26,498
30 - 89 days past due	6	147	130	82	70	76	—	—	—	511
Nonperforming	—	57	71	49	48	45	—	—	—	270
Total	2,083	10,961	6,705	3,798	2,265	1,460	—	—	7	27,279
Gross charge-offs	—	39	34	17	16	21	—	—	—	127
Other consumer:
Current	2,915	10,324	5,181	2,777	1,563	1,690	3,053	20	—	27,523
30 - 89 days past due	4	71	36	20	16	12	4	1	—	164
90 days or more past due	—	8	1	—	—	—	1	—	—	10
Nonperforming	—	4	15	10	6	9	—	1	—	45
Total	2,919	10,407	5,233	2,807	1,585	1,711	3,058	22	—	27,742
Gross charge-offs	—	45	25	14	10	5	6	—	—	105
Student:
Current	—	—	—	16	66	3,964	—	—	—	4,046
30 - 89 days past due	—	—	—	—	1	355	—	—	—	356
90 days or more past due	—	—	—	—	1	593	—	—	—	594
Total	—	—	—	16	68	4,912	—	—	—	4,996
Gross charge-offs	—	—	—	—	—	5	—	—	—	5
Credit card:
Current							4,675	17	—	4,692
30 - 89 days past due							54	2	—	56
90 days or more past due							36	2	—	38
Total	—	—	—	—	—	—	4,765	21	—	4,786
Gross charge-offs	—	—	—	—	—	—	50	1	—	51
Total	$16,791	$85,843	$54,805	$26,556	$19,626	$42,512	$77,806	$4,018	$(284)	$327,673
Gross charge-offs	$—	$95	$75	$32	$29	$50	$90	$1	$—	$372

Truist Financial Corporation 15

December 31, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$45,890	$21,642	$11,219	$8,258	$4,977	$9,686	$57,854	$—	$(199)	$159,327
Special mention	243	302	143	160	61	88	721	—	—	1,718
Substandard	518	387	113	413	249	187	997	—	—	2,864
Nonperforming	47	53	10	28	46	27	187	—	—	398
Total	46,698	22,384	11,485	8,859	5,333	9,988	59,759	—	(199)	164,307
CRE:
Pass	6,141	3,595	2,220	3,846	2,092	2,265	757	—	(70)	20,846
Special mention	106	118	74	229	281	5	18	—	—	831
Substandard	106	99	35	422	121	134	—	—	—	917
Nonperforming	—	3	—	—	77	2	—	—	—	82
Total	6,353	3,815	2,329	4,497	2,571	2,406	775	—	(70)	22,676
Commercial construction:
Pass	1,501	1,500	825	290	212	71	1,056	—	—	5,455
Special mention	80	—	93	—	—	—	35	—	—	208
Substandard	114	—	18	1	53	—	—	—	—	186
Total	1,695	1,500	936	291	265	71	1,091	—	—	5,849
Consumer:
Residential mortgage:
Current	13,824	17,340	6,167	3,084	1,384	13,206	—	—	—	55,005
30 - 89 days past due	55	61	32	37	43	386	—	—	—	614
90 or more days past due	5	31	62	62	91	535	—	—	—	786
Nonperforming	4	6	10	12	17	191	—	—	—	240
Total	13,888	17,438	6,271	3,195	1,535	14,318	—	—	—	56,645
Home equity:
Current							6,843	3,818	—	10,661
30 - 89 days past due							48	20	—	68
90 days or more past due							9	3	—	12
Nonperforming							44	91	—	135
Total	—	—	—	—	—	—	6,944	3,932	—	10,876
Indirect auto:
Current	11,646	7,141	4,105	2,461	1,096	559	—	—	7	27,015
30 - 89 days past due	147	174	111	100	60	54	—	—	—	646
90 days or more past due	1	—	—	—	—	—	—	—	—	1
Nonperforming	41	77	56	56	34	25	—	—	—	289
Total	11,835	7,392	4,272	2,617	1,190	638	—	—	7	27,951
Other consumer:
Current	11,270	5,805	3,167	1,814	865	1,061	3,278	29	—	27,289
30 - 89 days past due	68	44	26	20	10	7	10	2	—	187
90 days or more past due	8	1	1	1	—	—	2	—	—	13
Nonperforming	4	11	8	9	2	8	2	—	—	44
Total	11,350	5,861	3,202	1,844	877	1,076	3,292	31	—	27,533
Student:
Current	—	—	17	71	57	4,034	—	—	—	4,179
30 - 89 days past due	—	—	—	1	1	400	—	—	—	402
90 days or more past due	—	—	—	1	1	704	—	—	—	706
Total	—	—	17	73	59	5,138	—	—	—	5,287
Credit card:
Current							4,750	16	—	4,766
30 - 89 days past due							63	1	—	64
90 days or more past due							36	1	—	37
Total	—	—	—	—	—	—	4,849	18	—	4,867
Total	$91,819	$58,390	$28,512	$21,376	$11,830	$33,635	$76,710	$3,981	$(262)	$325,991
(1)Includes certain deferred fees and costs and other adjustments.
16 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Mar 31, 2022
Commercial:
Commercial and industrial	$1,426	$(31)	$17	$(93)	$—	$1,319
CRE	350	(1)	1	(67)	—	283
Commercial construction	52	(1)	1	1	—	53
Consumer:
Residential mortgage	308	(2)	6	(2)	—	310
Home equity	96	(1)	5	(12)	—	88
Indirect auto	1,022	(102)	23	14	—	957
Other consumer	714	(76)	21	38	—	697
Student	117	(6)	—	3	1	115
Credit card	350	(41)	9	30	—	348
ALLL	4,435	(261)	83	(88)	1	4,170
RUFC	260	—	—	(7)	—	253
ACL	$4,695	$(261)	$83	$(95)	$1	$4,423

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Mar 31, 2023
Commercial:
Commercial and industrial	$1,409	$(75)	$13	$151	$(1)	$1,497
CRE	224	(6)	1	32	—	251
Commercial construction	46	—	1	40	—	87
Consumer:
Residential mortgage	399	(1)	2	13	(81)	332
Home equity	90	(2)	6	(7)	—	87
Indirect auto	981	(127)	26	100	13	993
Other consumer	770	(105)	17	98	(1)	779
Student	98	(5)	—	5	—	98
Credit card	360	(51)	9	40	(3)	355
ALLL	4,377	(372)	75	472	(73)	4,479
RUFC	272	—	—	10	—	282
ACL	$4,649	$(372)	$75	$482	$(73)	$4,761
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.

The commercial ALLL increased $156 million and the consumer ALLL decreased $49 million for the three months ended March 31, 2023. The increase in the commercial ALLL primarily reflects loan growth and increased economic uncertainty. The decrease in the consumer ALLL was primarily driven by the impact of the Troubled Debt Restructurings and Vintage Disclosures accounting standard, under which reasonable expectations of TDRs are no longer considered, partially offset by increased economic uncertainty. Considerations for the increased economic uncertainty include the potential impacts related to the risks associated with inflation, rising rates, geopolitical events, and recession.

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. Forecasts of macroeconomic variables used in loss forecasting include, but are not limited to, unemployment trends, U.S. real GDP, corporate credit spreads, rental rates, property values, home price indices, and used car prices.

The primary economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the March 31, 2023 ACL, unchanged since December 31, 2022. While the scenario weightings were unchanged, each forecast scenario reflected deterioration in certain economic variables over the reasonable and supportable forecast period when compared to the prior period. The primary economic forecast shaping the ACL estimate at March 31, 2023 included GDP growth in the low-single digits and an unemployment rate near mid-single digits.

Truist Financial Corporation 17

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The March 31, 2023 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	March 31, 2023		December 31, 2022
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$68	$326	$120	$278
CRE	11	106	75	7
Commercial construction	—	1	—	—
Consumer:
Residential mortgage	—	233	4	236
Home equity	1	131	2	171
Indirect auto	—	270	3	286
Other consumer	—	45	—	6
Total	$80	$1,112	$204	$984

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Nonperforming loans and leases HFI	$1,192	$1,188
Foreclosed real estate	3	4
Other foreclosed property	66	58
Total nonperforming assets	$1,261	$1,250

Residential mortgage loans in the process of foreclosure	$226	$248

Loan Modifications

The following table summarizes the period-end amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted. This table includes modification activity that occurred on or after January 1, 2023. The volume of payment delay modifications is expected to increase throughout 2023 as the cumulative period over which such modifications are evaluated gradually extends to a full 12-month rolling period:

March 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Reduction and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$390	$51	$—	$—	$—	$—	$—	$—	$441	0.26%
CRE	103	—	—	71	—	—	—	—	174	0.77
Commercial construction	1	—	—	—	—	—	—	—	1	0.02
Consumer:
Residential mortgage	—	29	32	25	1	92	20	4	203	0.36
Home equity	—	—	—	—	2	—	—	1	3	0.03
Indirect auto	—	5	—	5	5	—	—	6	21	0.08
Other consumer	—	5	—	—	1	—	—	1	7	0.03
Credit card	—	—	—	—	—	—	—	5	5	0.10
Total	$494	$90	$32	$101	$9	$92	$20	$17	$855	0.26

18 Truist Financial Corporation

The table above excludes trial modifications totaling $64 million as of March 31, 2023. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of March 31, 2023, Truist had $353 million in unfunded lending commitments related to the modified obligations summarized in the table above.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the Three Months Ended March 31, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended weighted average term by 4 months and increased the weighted average interest rate by 0.4%.
CRE	Extended weighted average term by 9 months and increased the weighted average interest rate by 0.1%.
Commercial construction	Extended weighted average term by 5 months.
Term Extensions
Commercial and industrial	Extended weighted average term by 3 months.
Residential mortgage	Extended weighted average term by 158 months.
Indirect auto	Extended weighted average term by 25 months.
Other Consumer	Extended weighted average term by 25 months.
Capitalizations
Residential mortgage	Capitalized $19 thousand on a weighted average basis into the outstanding balance of the loan.
Payment Delays
CRE	Provided 233 days of payment deferral on a weighted average basis.
Residential mortgage	Provided 195 days of payment deferral on a weighted average basis.
Indirect auto	Provided 129 days of payment deferral on a weighted average basis.
Combination - Interest Rate Adjustment and Term Extension
Residential mortgage	Extended weighted average term by 97 months and decreased the weighted average interest rate by 0.8%.
Home equity	Extended weighted average term by 318 months and decreased the weighted average interest rate by 2.3%.
Indirect auto	Extended weighted average term by 11 months and decreased the weighted average interest rate by 7%.
Other consumer	Extended weighted average term by 101 months and decreased the weighted average interest rate by 3%.
Combination - Capitalization and Term Extension
Residential mortgage	Extended weighted average term by 111 months and capitalized $31 thousand on a weighted average basis into the outstanding loan balance.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Extended weighted average term by 82 months, decreased weighted average interest rate by 0.3% and capitalized $23 thousand on a weighted average basis into the outstanding loan balance.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Truist Financial Corporation 19

Truist closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the delinquency status of loans that were modified during the quarter:

	Payment Status (Amortized Cost Basis)
March 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$406	$1	$34	$441
CRE	174	—	—	174
Commercial construction	1	—	—	1
Consumer:
Residential mortgage	153	33	17	203
Home equity	3	—	—	3
Indirect auto	19	1	1	21
Other consumer	7	—	—	7
Credit card	3	1	1	5
Total	$766	$36	$53	$855
Total nonaccrual loans included above	$131	$10	$39	$180

The following table provides the amortized cost basis of financing receivables that were modified during the quarter that were in payment default:

March 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$34	$—	$—	$—	$—	$—	$—	34
Consumer:
Residential mortgage	—	2	1	5	6	2	1	17
Indirect auto	—	—	—	—	—	—	1	1
Credit card	—	—	—	—	—	—	1	1
Total	$34	$2	$1	$5	$6	$2	$3	$53

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Dec 31, 2022
Performing TDRs:
Commercial:
Commercial and industrial	$136
CRE	5
Commercial construction	1
Consumer:
Residential mortgage	1,252
Home equity	51
Indirect auto	462
Other consumer	31
Student	30
Credit card	18
Total performing TDRs	1,986
Nonperforming TDRs	214
Total TDRs	$2,200
ALLL attributable to TDRs	$152

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
20 Truist Financial Corporation

	As of / For the Three Months Ended March 31, 2022
	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$—	$8	$10	$—
Consumer	148	191	329	15
Credit card	2	—	2	1
Re-modification of previously designated TDRs	21	11

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Unearned income, discounts, and net deferred loan fees and costs	$299	$269

NOTE 6. Goodwill and Other Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2022 qualitative impairment test. Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2023, and therefore no triggering event occurred that required a quantitative goodwill impairment test. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2023 relates to the reorganization of Prime Rate Premium Finance Corporation. Activity during 2022 reflects the acquisition of BankDirect Capital Finance, BenefitMall, and Kensington Vanguard National Land Services. Refer to “Note 2. Business Combinations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the acquisitions and “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2022	$16,870	$6,149	$3,079	$26,098
Mergers and acquisitions	—	—	912	912
Adjustments and other	(5)	5	3	3
Goodwill, December 31, 2022	16,865	6,154	3,994	27,013
Adjustments and other	—	216	(215)	1
Goodwill, March 31, 2023	$16,865	$6,370	$3,779	$27,014

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	March 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,473	$(1,465)	$1,008	$2,473	$(1,403)	$1,070
Other, primarily client relationship intangibles	3,802	(1,275)	2,527	3,812	(1,210)	2,602
Total	$6,275	$(2,740)	$3,535	$6,285	$(2,613)	$3,672

Truist Financial Corporation 21

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
UPB of residential mortgage loan servicing portfolio	$272,323	$274,028
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	214,830	217,046
Mortgage loans sold with recourse	200	200
Maximum recourse exposure from mortgage loans sold with recourse liability	128	127
Indemnification, recourse and repurchase reserves	55	56

As of / For the Three Months Ended March 31, (Dollars in millions)	2023	2022
UPB of residential mortgage loans sold from LHFS	$2,507	$8,818
Pre-tax gains recognized on mortgage loans sold and held for sale	16	39
Servicing fees recognized from mortgage loans serviced for others	163	145
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.27%	0.31%
Weighted average interest rate on mortgage loans serviced for others	3.52	3.41

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Three Months Ended March 31,
(Dollars in millions)	2023	2022
Residential MSRs, carrying value, January 1	$3,428	$2,305
Additions	44	147
Sales	(428)	—
Change in fair value due to changes in valuation inputs or assumptions(1)	(1)	350
Realization of expected net servicing cash flows, passage of time, and other	(57)	(110)
Residential MSRs, carrying value, March 31	$2,986	$2,692
(1)The first quarter of 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	March 31, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	7.7%	14.0%	8.3%	8.6%	12.5%	9.0%
Effect on fair value of a 10% increase			$(87)			$(110)
Effect on fair value of a 20% increase			(167)			(211)
OAS	1.7%	12.1%	4.6%	1.2%	11.4%	4.0%
Effect on fair value of a 10% increase			$(57)			$(55)
Effect on fair value of a 20% increase			(111)			(108)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.5%			99.5%
Adjustable-rate residential mortgage loans			0.5			0.5
Total			100.0%			100.0%
Weighted average life			7.1 years			6.8 years

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

22 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
UPB of CRE mortgages serviced for others	$36,245	$36,622
CRE mortgages serviced for others covered by recourse provisions	9,829	9,955
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,820	2,861
Recorded reserves related to recourse exposure	16	17
CRE mortgages originated during the year-to-date period	1,041	7,779
Commercial MSRs at fair value	291	301

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	March 31, 2023		December 31, 2022
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,151	$19	$1,193	$20
Total lease liabilities	1,498	22	1,545	23
Weighted average remaining term	6.4 years	5.4 years	6.6 years	5.6 years
Weighted average discount rate	2.8%	3.4%	2.7%	3.4%

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Operating lease costs	$82	$85

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Assets held under operating leases(1)	$2,090	$2,090
Accumulated depreciation	(554)	(550)
Net	$1,536	$1,540
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.7 billion at March 31, 2023 and $7.6 billion at December 31, 2022.
Truist Financial Corporation 23

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
FHLB advances	$18,900	$18,900
Securities sold under agreements to repurchase	2,122	2,128
Securities sold short	1,789	1,551
Collateral in excess of derivative exposures	455	403
Master notes	310	370
Other short-term borrowings	102	70
Total short-term borrowings	$23,678	$23,422

The following table presents a summary of long-term debt:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Truist Financial Corporation:
Fixed rate senior notes	$16,059	$14,107
Floating rate senior notes	999	999
Fixed rate subordinated notes(1)	1,895	1,882
Capital notes(1)	626	625
Structured notes(2)	12	12
Truist Bank:
Fixed rate senior notes	5,246	6,982
Floating rate senior notes	1,249	1,749
Fixed rate subordinated notes(1)	4,795	4,767
Fixed rate FHLB advances	2	2
Floating rate FHLB advances	37,800	10,800
Other long-term debt(3)	1,212	1,278
Total long-term debt	$69,895	$43,203
(1)Subordinated and capital notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)Consist of notes with various terms that include fixed or floating rate interest or returns that are linked to an equity index.
(3)Includes debt associated with finance leases, tax credit investments, and other.

24 Truist Financial Corporation

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended March 31,
	2023	2022
Cash dividends declared per share	$0.52	$0.48

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2022	$(86)	$(9)	$(1,510)	$—	$1	$(1,604)
OCI before reclassifications, net of tax	2	—	(5,036)	—	1	(5,033)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	8	6	61	57	—	132
Tax effect	2	1	14	13	—	30
Amounts reclassified, net of tax	6	5	47	44	—	102
Total OCI, net of tax	8	5	(4,989)	44	1	(4,931)
AOCI balance, March 31, 2022	$(78)	$(4)	$(3,627)	$(2,828)	$2	$(6,535)
AOCI balance, January 1, 2023	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
OCI before reclassifications, net of tax	(26)	125	903	—	1	1,003
Amounts reclassified from AOCI:
Before tax	16	—	(65)	70	—	21
Tax effect	4	—	(15)	15	—	4
Amounts reclassified, net of tax	12	—	(50)	55	—	17
Total OCI, net of tax	(14)	125	853	55	1	1,020
AOCI balance, March 31, 2023	$(1,549)	$47	$(8,542)	$(2,533)	$(4)	$(12,581)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income

Truist Financial Corporation 25

NOTE 12. Income Taxes

For the three months ended March 31, 2023 and 2022, the provision for income taxes was $394 million and $330 million, respectively, representing effective tax rates of 20.6% and 18.9%, respectively. The higher effective tax rate for the three months ended March 31, 2023 was primarily due to higher income before taxes, discrete tax expense recognized in the current quarter compared to discrete tax benefits recognized in the three months ended March 31, 2022, and the adoption of the Investments in Tax Credit Structures accounting standard related to the proportional amortization of tax credit investments in the current quarter. Refer to “Note 1. Basis of Presentation” for additional information on the adoption of this guidance. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2023	2022
Service cost	Personnel expense	$93	$139
Interest cost	Other expense	111	88
Estimated return on plan assets	Other expense	(228)	(269)
Amortization and other	Other expense	20	8
Net periodic (benefit) cost		$(4)	$(34)

Truist makes contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $1.3 billion were made to the Truist pension plan during the three months ended March 31, 2023.

26 Truist Financial Corporation

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

Tax Credit and Certain Equity Investments

The Company invests as a limited partner in certain projects through the New Market Tax Credit program, which is a Federal financial program aimed to stimulate business and real estate investment in underserved communities via a Federal tax credit. Following the first quarter of 2023 adoption of the Investments in Tax Credit Structures accounting standard, these tax credits, referred to as “Other qualified tax credits” below, qualify for the proportional amortization method. Refer to “Note 1. Basis of Presentation” for additional information.

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Mar 31, 2023	Dec 31, 2022
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$5,765	$5,869
Amount of future funding commitments included in carrying amount	Other liabilities	1,726	1,762
Lending exposure	Loans and leases for funded amounts	1,625	1,547
Renewable energy investments:
Carrying amount	Other assets	272	264
Amount of future funding commitments not included in carrying amount	NA	444	361
SBIC and certain other equity method investments:
Carrying amount	Other assets	597	596
Amount of future funding commitments not included in carrying amount	NA	597	532

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments was immaterial.

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2023	2022
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$157	$150
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits(1)	Provision for income taxes	$148	$124
Other community development investments(1)	Other noninterest income	2	19
(1)In the first quarter of 2023, the Company adopted the Investments in Tax Credit Structures accounting standard. As a result, amortization related to these tax credits started being recognized in the Provision for income taxes as of the adoption of this standard. This activity was previously recognized in Other income. Refer to “Note 1. Basis of Presentation” for additional information.

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Commitments to extend, originate, or purchase credit and other commitments	$215,998	$216,838
Residential mortgage loans sold with recourse	200	200
CRE mortgages serviced for others covered by recourse provisions	9,829	9,955
Other loans serviced for others covered by recourse provisions	759	723
Letters of credit	6,158	6,030

Truist Financial Corporation 27

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

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Total return swaps:
VIE assets	$1,880	$1,830
Trading loans and bonds	1,801	1,790
VIE liabilities	118	163

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

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Pledged securities	$71,890	$38,012
Pledged loans:
FRB	75,018	71,234
FHLB	70,766	68,988
Unused borrowing capacity:
FRB	53,291	49,250
FHLB	24,678	20,770

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
28 Truist Financial Corporation

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of March 31, 2023. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. In addition, the matters underlying this estimate will change from time to time. Estimated losses are based upon currently available information and involve considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors.

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

United Services Automobile Association v. Truist Bank

USAA filed a lawsuit on July 29, 2022 against the Company in the United States District Court for the Eastern District of Texas alleging that the Company’s mobile remote deposit capture systems infringe certain patents held by USAA. The complaint seeks damages, including for alleged willful infringement and a corresponding request that the amount of actual damages be trebled, as well as injunctive and other equitable relief. The Company filed its answer and affirmative defenses on October 11, 2022, denying that it infringes any of the patents at issue in the lawsuit and asserting that USAA’s patents are invalid or unenforceable. On December 30, 2022, the Company filed a motion for leave to amend its answer to assert counterclaims seeking damages as well as injunctive relief against USAA for infringing certain patents owned by the Company and practiced by USAA’s mobile remote deposit capture systems, which motion was granted on April 8, 2023. On March 20, 2023, USAA filed a motion for leave to file an amended complaint which would add a claim that the Company’s mobile remote deposit capture systems infringe an additional USAA patent. On April 14, 2023, USAA filed a motion seeking to sever Truist’s counterclaims from the case. USAA’s motions above are both pending. Discovery in the district court proceedings is ongoing, and trial is presently set to commence on March 18, 2024.

At the Patent Trial and Appeal Board, the Company filed separate petitions for inter partes review on October 11, November 7, and November 15, 2022 challenging the validity of each of the three patents asserted by USAA in the lawsuit. In addition, on April 13, 2023, the Company filed a petition for inter partes review challenging the validity of the fourth patent USAA is seeking to add to the lawsuit. If institution of any of the petitions for inter partes review is granted, the Patent Trial and Appeal Board will review the validity of the claims in the applicable patent(s).

Truist Financial Corporation 29

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$120	$—	$120	$—	$—
GSE	112	—	112	—	—
Agency MBS - residential	797	—	797	—	—
States and political subdivisions	293	—	293	—	—
Corporate and other debt securities	1,118	—	1,118	—	—
Loans	1,869	—	1,869	—	—
Other	292	260	32	—	—
Total trading assets	4,601	260	4,341	—	—
AFS securities:
U.S. Treasury	10,441	—	10,441	—	—
GSE	301	—	301	—	—
Agency MBS - residential	55,175	—	55,175	—	—
Agency MBS - commercial	2,398	—	2,398	—	—
States and political subdivisions	425	—	425	—	—
Non-agency MBS	3,098	—	3,098	—	—
Other	20	—	20	—	—
Total AFS securities	71,858	—	71,858	—	—
LHFS at fair value	1,911	—	1,911	—	—
Loans and leases	17	—	—	17	—
Loan servicing rights at fair value	3,303	—	—	3,303	—
Other assets:
Derivative assets	692	625	1,816	13	(1,762)
Equity securities	857	757	100	—	—
Total assets	$83,239	$1,642	$80,026	$3,333	$(1,762)
Liabilities:
Derivative liabilities	$2,589	$394	$3,971	$31	$(1,807)
Securities sold short	1,789	113	1,676	—	—
Total liabilities	$4,378	$507	$5,647	$31	$(1,807)

30 Truist Financial Corporation

December 31, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$137	$—	$137	$—	$—
GSE	457	—	457	—	—
Agency MBS - residential	804	—	804	—	—
Agency MBS - commercial	62	—	62	—	—
States and political subdivisions	422	—	422	—	—
Corporate and other debt securities	761	—	761	—	—
Loans	1,960	—	1,960	—	—
Other	302	261	41	—	—
Total trading assets	4,905	261	4,644	—	—
AFS securities:
U.S. Treasury	10,295	—	10,295	—	—
GSE	303	—	303	—	—
Agency MBS - residential	55,225	—	55,225	—	—
Agency MBS - commercial	2,424	—	2,424	—	—
States and political subdivisions	416	—	416	—	—
Non-agency MBS	3,117	—	3,117	—	—
Other	21	—	21	—	—
Total AFS securities	71,801	—	71,801	—	—
LHFS at fair value	1,065	—	1,065	—	—
Loans and leases	18	—	—	18	—
Loan servicing rights at fair value	3,758	—	—	3,758	—
Other assets:
Derivative assets	684	472	1,980	1	(1,769)
Equity securities	898	796	102	—	—
Total assets	$83,129	$1,529	$79,592	$3,777	$(1,769)
Liabilities:
Derivative liabilities	$2,971	$364	$4,348	$37	$(1,778)
Securities sold short	1,551	114	1,437	—	—
Total liabilities	$4,522	$478	$5,785	$37	$(1,778)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At March 31, 2023 and December 31, 2022, investments totaling $367 million and $385 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2022.

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended March 31, 2023 and 2022 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2022	$23	$2,633	$(12)
Total realized and unrealized gains (losses):
Included in earnings	—	357	(170)
Issuances	—	158	17
Settlements	—	(135)	91
Transfers out of level 3 and other	(2)	—	—
Balance at March 31, 2022	$21	$3,013	$(74)
Balance at January 1, 2023	$18	$3,758	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	(5)	(2)
Issuances	—	48	(2)
Sales	—	(428)	—
Settlements	(1)	(70)	22
Balance at March 31, 2023	$17	$3,303	$(18)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2023	$—	$(54)	$(5)
Truist Financial Corporation 31

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	March 31, 2023			December 31, 2022
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,869	$1,989	$(120)	$1,960	$2,101	$(141)
Loans and leases	17	19	(2)	18	20	(2)
LHFS at fair value	1,911	1,883	28	1,065	1,056	9

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Carrying value:
LHFS	$127	$271
Loans and leases	434	500
Other	98	120

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Valuation adjustments:
LHFS	$—	$(3)
Loans and leases	(166)	(97)
Other(1)	(44)	(29)
(1)Prior period amounts were revised.

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $122 million and $108 million of LHFS carried at cost at March 31, 2023 and December 31, 2022, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

Loans and leases consist of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated Statement of Income. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion of individually evaluated loans and leases.

Other includes foreclosed real estate, other foreclosed property, ROU assets, premises and equipment, and OREO, and consists primarily of residential homes, commercial properties, vacant lots, and automobiles. ROU assets are measured based on the fair value of the assets, which considers the potential for sublease income. The remaining assets are measured at LOCOM, less costs to sell.

32 Truist Financial Corporation

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

		March 31, 2023		December 31, 2022
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$56,932	$48,097	$57,713	$47,791
Loans and leases HFI, net of ALLL	Level 3	323,177	312,107	321,596	308,738
Financial liabilities:
Time deposits	Level 2	32,326	32,140	23,474	23,383
Long-term debt	Level 2	69,895	65,114	43,203	40,951

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $282 million and $272 million at March 31, 2023 and December 31, 2022, respectively.
Truist Financial Corporation 33

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	March 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$19,400	$—	$—	$16,650	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	16,018	—	(53)	16,393	—	(68)
Swaps hedging AFS securities	7,097	—	—	7,097	—	—
Total	23,115	—	(53)	23,490	—	(68)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	160,381	625	(2,169)	155,670	579	(2,665)
Options	42,648	171	(166)	29,840	172	(192)
Forward commitments	791	2	(10)	1,495	8	(2)
Other	3,092	8	(7)	3,823	1	—
Equity contracts	34,979	727	(1,109)	33,185	644	(901)
Credit contracts:
Trading assets	160	—	—	140	—	—
Loans and leases	780	—	(1)	394	—	—
Risk participation agreements	7,156	—	(3)	6,824	—	(3)
Total return swaps	1,793	71	(6)	1,729	81	(2)
Foreign exchange contracts	21,527	300	(304)	19,022	364	(380)
Commodity	7,534	454	(450)	4,881	444	(447)
Total	280,841	2,358	(4,225)	257,003	2,293	(4,592)
Mortgage banking:
Interest rate contracts:
Swaps	227	—	—	115	—	—
Interest rate lock commitments	1,837	12	(12)	999	1	(17)
When issued securities, forward rate agreements and forward commitments	3,470	15	(17)	2,128	25	(6)
Other	243	1	—	140	1	—
Total	5,777	28	(29)	3,382	27	(23)
MSRs:
Interest rate contracts:
Swaps	14,329	—	—	14,566	—	—
Options	15,089	53	(85)	13,930	122	(48)
When issued securities, forward rate agreements and forward commitments	2,184	14	(3)	2,459	11	(15)
Other	2,268	1	(1)	1,532	—	(3)
Total	33,870	68	(89)	32,487	133	(66)
Total derivatives not designated as hedges	320,488	2,454	(4,343)	292,872	2,453	(4,681)
Total derivatives	$363,003	2,454	(4,396)	$333,012	2,453	(4,749)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements		(1,251)	1,251		(1,223)	1,223
Cash collateral (received) posted for amounts subject to master netting arrangements		(511)	556		(546)	555
Net amount		$692	$(2,589)		$684	$(2,971)

34 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

March 31, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,722	$(1,370)	$352	$—	$352
Derivatives not subject to master netting arrangement or similar arrangement	107	—	107	—	107
Exchange traded derivatives	625	(392)	233	—	233
Total derivative assets	$2,454	$(1,762)	$692	$—	$692
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,431)	$1,415	$(2,016)	$95	$(1,921)
Derivatives not subject to master netting arrangement or similar arrangement	(572)	—	(572)	—	(572)
Exchange traded derivatives	(393)	392	(1)	—	(1)
Total derivative liabilities	$(4,396)	$1,807	$(2,589)	$95	$(2,494)

December 31, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,895	$(1,408)	$487	$—	$487
Derivatives not subject to master netting arrangement or similar arrangement	86	—	86	—	86
Exchange traded derivatives	472	(361)	111	—	111
Total derivative assets	$2,453	$(1,769)	$684	$—	$684
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,688)	$1,417	$(2,271)	$43	$(2,228)
Derivatives not subject to master netting arrangement or similar arrangement	(697)	—	(697)	—	(697)
Exchange traded derivatives	(364)	361	(3)	—	(3)
Total derivative liabilities	$(4,749)	$1,778	$(2,971)	$43	$(2,928)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	March 31, 2023			December 31, 2022
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)	$38,761	$(534)	$(4)	$38,773	$(630)	$(4)
Loans and leases	350	—	9	353	—	10
Long-term debt	27,385	(303)	(134)	25,378	(780)	218
(1)The amortized cost of AFS securities was $45.5 billion at March 31, 2023 and $46.2 billion at December 31, 2022.

Truist Financial Corporation 35

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$163	$—
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Long-term debt	$—	$(6)

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Investment securities:
Amounts related to interest settlements	$76	$(5)
Recognized on derivatives	(95)	414
Recognized on hedged items	106	(402)
Net income (expense) recognized(1)	87	7
Loans and leases:
Recognized on hedged items	(1)	(1)
Net income (expense) recognized	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(46)	16
Recognized on derivatives	156	(429)
Recognized on hedged items	(142)	486
Net income (expense) recognized	(32)	73
Net income (expense) recognized, total	$54	$79
(1)Includes $10 million and $8 million of income recognized for the three months ended March 31, 2023 and 2022, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.

36 Truist Financial Corporation

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$6	$(118)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	41	40
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(54)	(31)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	6 years	6 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2033)(1)	$308	$669
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	52	163
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $447 million at March 31, 2023 and $457 million at December 31, 2022.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2023	2022
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$34	$56
Foreign exchange contracts	Investment banking and trading income and other income	(3)	32
Equity contracts	Investment banking and trading income and other income	2	5
Credit contracts	Investment banking and trading income and other income	(33)	8
Commodity contracts	Investment banking and trading income	10	5
Mortgage banking:
Interest rate contracts - residential	Mortgage banking income	(1)	261
Interest rate contracts - commercial	Mortgage banking income	1	(1)
MSRs:
Interest rate contracts - residential	Mortgage banking income	1	(349)
Interest rate contracts - commercial	Mortgage banking income	3	(9)
Total		$14	$8

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At March 31, 2023, the remaining terms on these risk participations ranged from less than one year to 15 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans and bonds. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. For additional information on the Company’s TRS contracts, see “Note 14. Commitments and Contingencies.”
Truist Financial Corporation 37

The Company enters into credit default swaps to hedge credit risk associated with certain loans and leases. The Company accounts for these contracts as derivatives, and accordingly, recognizes these contracts at fair value.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Risk participation agreements:
Maximum potential amount of exposure	$618	$575
Total return swaps:
Cash collateral held	473	453

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Dealer and other counterparties:
Cash and other collateral received from counterparties	$511	$542
Derivatives in a net gain position secured by collateral received	586	618
Unsecured positions in a net gain with counterparties after collateral postings	75	76
Cash collateral posted to counterparties	636	590
Derivatives in a net loss position secured by collateral	809	692
Central counterparties clearing:
Cash collateral, including initial margin, received from central clearing parties	—	4
Cash collateral, including initial margin, posted to central clearing parties	85	45
Derivatives in a net loss position	19	13
Derivatives in a net gain position	1	12
Securities pledged to central counterparties clearing	933	639

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2023	2022
Net income available to common shareholders	$1,410	$1,327
Weighted average number of common shares	1,328,602	1,329,037
Effect of dilutive outstanding equity-based awards	10,878	12,526
Weighted average number of diluted common shares	1,339,480	1,341,563
Basic EPS	$1.06	$1.00
Diluted EPS	$1.05	$0.99
Anti-dilutive awards	621	—

NOTE 18. Operating Segments

Truist operates and measures business activity across three segments: CB&W, C&CB, and IH, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. For additional information, see “Note 21. Operating Segments” of the Annual Report on Form 10-K for the year ended December 31, 2022.

During the first quarter of 2023, Truist reorganized Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior period results have been revised to conform to the current presentation.

38 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended March 31, (Dollars in millions)	CB&W		C&CB		IH		OT&C(1)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$1,601	$1,528	$2,308	$1,118	$1	$1	$(42)	$536	$3,868	$3,183
Net intersegment interest income (expense)	1,139	656	(556)	171	13	2	(596)	(829)	—	—
Segment net interest income	2,740	2,184	1,752	1,289	14	3	(638)	(293)	3,868	3,183
Allocated provision for credit losses	274	74	232	(150)	—	—	(4)	(19)	502	(95)
Segment net interest income after provision	2,466	2,110	1,520	1,439	14	3	(634)	(274)	3,366	3,278
Noninterest income	873	910	630	656	817	733	(86)	(157)	2,234	2,142
Amortization of intangibles	69	73	31	33	36	30	—	1	136	137
Other noninterest expense	1,900	1,812	812	755	648	516	195	454	3,555	3,537
Income (loss) before income taxes	1,370	1,135	1,307	1,307	147	190	(915)	(886)	1,909	1,746
Provision (benefit) for income taxes	326	274	273	284	36	47	(241)	(275)	394	330
Segment net income (loss)	$1,044	$861	$1,034	$1,023	$111	$143	$(674)	$(611)	$1,515	$1,416

Identifiable assets (period end)	$168,701	$159,939	$213,143	$188,806	$7,263	$6,494	$185,247	$188,740	$574,354	$543,979
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.
Truist Financial Corporation 39

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-Q, other information contained in this document, as well as with Truist’s Annual Report on Form 10-K for the year ended December 31, 2022.

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Regulatory Considerations

The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the financial system, rather than for the protection of shareholders and creditors. Truist is subject to banking laws and regulations, and various other laws and regulations, which affect the operations and management of Truist and its ability to make distributions to shareholders. Truist and its subsidiaries are also subject to supervision and examination by multiple regulators. The descriptions below summarize updates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2022 to state and federal laws to which Truist is subject. These descriptions do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions. Refer to Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures.

In March 2023, the FRB created the Bank Term Funding Program to support American businesses and households by making additional funding available to eligible depository institutions. This program offers loans up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging any collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par.

In the aftermath of the recent bank failures, we expect that the banking agencies will propose certain actions, including reforms that may impose different capital and liquidity requirements, including increased requirements to issue long term debt. In addition, there may be special assessments to repay losses to the FDIC’s Deposit Insurance Fund. It is not yet possible to quantify the impact of these potential actions.

Executive Overview

In a challenging and unique quarter for the banking industry, Truist demonstrated strength and leadership that reflects our diverse business model, granular and relationship-oriented deposit base, and strong capital and liquidity position. Truist has significant access to liquidity and a very robust liquidity management process that includes internal and external stress testing, as well as real-time monitoring of our liquidity position. We also closed on the sale of a 20% minority stake in Truist Insurance Holdings, LLC on April 3, 2023, which provides strategic and financial flexibility for both Truist and Truist Insurance Holdings.

We continued to experience the benefits of our shift from integrating to operating, including improving organic production and integrated relationship management momentum, although these benefits were offset by higher-than-expected funding costs. Asset quality metrics remain strong, and we prudently increased our ALLL ratio by three basis points to reflect increased economic uncertainty.

Our focus on clients was unwavering during the first quarter of 2023. Our teammates continue to care for our clients and stakeholders and live our purpose to inspire and build better lives and communities. Truist continues to be a source of strength and stability for our clients and communities.

Truist made a $1 billion uninsured time deposit in First Republic Bank during the first quarter joining the nation’s largest financial intuitions to show support for the U.S. banking system and the economy. On Monday, May 1, 2023, JPMorgan Chase Bank, National Association assumed all of the deposits and purchased the substantial majority of assets of First Republic Bank from the FDIC. JPMorgan Chase Bank, National Association has indicated that the deposit Truist made at First Republic Bank will be repaid post-closing of the transaction.

Detailed below are actions that we have taken to fulfill our purpose to inspire and build better lives and communities, followed by a discussion of our financial results for the first quarter of 2023.

•Made meaningful improvement in our client experience, with Voice of the Client metrics rising since the second quarter of 2022, and continued positive momentum with branch satisfaction scores in the first quarter of 2023
•Opened T3 Accelerator Lab in the Innovation & Technology Center where we’re redefining the client and teammate experience, putting feedback and ideas to the test in real-world scenarios before rolling out to clients
40 Truist Financial Corporation

•Continued growth for Truist Momentum, Truist’s financial wellness program
•Published 2022 Corporate Responsibility Report, TCFD Report, and ESG Disclosure Summary, highlighting our progress across multiple dimensions including community, financial inclusion, DEI, and climate and energy
◦We made important progress on our sustainability commitments through 2022, including our goal of achieving a 35% reduction in both Scope 1 and Scope 2 emissions by 2030 from our baseline year of 2019. We reduced Scope 1 emissions by 17% and Scope 2 emissions by 26%.
•Successfully migrated certain consumer and small business credit cards to a new processing platform
•Announced a new goal to increase female and ethnically diverse representation in leadership roles by 15% and 20%, respectively, by 2025
•Committed $282 million from Truist Community Capital to support affordable housing and job creation in underserved communities and $22 million through Truist Foundation for a multiyear program to strengthen small businesses and create career pathways for ethnically diverse individuals and entrepreneurs
•We are also in the process of realigning our LightStream platforms with our broader consumer business, with the goal of bringing the innovation, digital capabilities, efficiencies, and certain cloud-based infrastructure of LightStream to the broader Truist client base

Financial Results

Net income available to common shareholders for the first quarter of 2023 of $1.4 billion was up 6.3% compared with the first quarter of 2022. On a diluted per common share basis, earnings for the first quarter of 2023 were $1.05, an increase of $0.06, or 6.1%, compared to the first quarter of 2022. Truist’s results of operations for the first quarter of 2023 produced an annualized return on average assets of 1.10% and an annualized return on average common shareholders’ equity of 10.3% compared to prior year returns of 1.07% and 9.0%, respectively.

•Results for the first quarter of 2023 included merger-related and restructuring charges of $63 million ($48 million after-tax, or $0.04 per share).
•Results for the first quarter of 2022 included $216 million ($166 million after-tax, or $0.12 per share) of merger-related and restructuring charges, $202 million ($155 million after-tax, or $0.12 per share) of incremental operating expenses related to the Merger, a gain on the redemption of noncontrolling equity interest of $74 million ($57 million after-tax, or $0.04 per share) related to the acquisition of certain merchant services relationships, and net losses on the sales of securities of $69 million ($53 million after-tax, or $0.04 per share).

Taxable-equivalent net interest income for the first quarter of 2023 was up $710 million, or 22%, compared to the first quarter of 2022 primarily due to higher short-term interest rates and strong loan growth, alongside well controlled deposit costs. These increases were partially offset by lower purchase accounting accretion and PPP revenue. Net interest margin was 3.17%, up 41 basis points.

•The yield on the total loan portfolio was 5.81%, up 212 basis points, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion and PPP revenue. The yield on the average securities portfolio was 2.14%, up 46 basis points primarily due to the higher rate environment. The average cost of total deposits was 1.12%, up 109 basis points.
•The average cost of short-term borrowings was 4.69%, up 409 basis points. The average cost of long-term debt was 4.05%, up 255 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Noninterest income was up $92 million, or 4.3%, compared to the first quarter of 2022 due to 12% growth in insurance income, higher mortgage banking income, higher fees from lending-related activities and card and payment related activities. These items were partially offset by lower other income. The first quarter of 2022 included $69 million of securities losses and a $74 million gain on the redemption of noncontrolling equity interest (included in other income).

Noninterest expense was up $17 million, or 0.5%, compared to the first quarter of 2022 due to higher personnel expense, other expense, and regulatory costs. These increases were partially offset by lower merger-related and restructuring charges and professional fees and outside processing expenses. Merger-related and restructuring charges and incremental operating expenses related to the merger decreased $153 million and $202 million, respectively, due to the completion of integration-related activities. Adjusted noninterest expenses, which exclude merger-related costs and the amortization of intangibles increased $373 million, or 12%.

The provision for income taxes was $394 million for the first quarter of 2023, compared to $330 million for the earlier quarter. The effective tax rate for the first quarter of 2023 was 20.6%, compared to 18.9% for the earlier quarter.

Asset quality remains excellent, reflecting Truist’s prudent risk culture and diverse portfolio. Nonperforming loans and leases held for investment were 0.36% of loans and leases held for investment at March 31, 2023, flat compared to December 31, 2022.

Truist Financial Corporation 41

•The allowance for credit losses was $4.8 billion and includes $4.5 billion for the allowance for loan and lease losses and $282 million for the reserve for unfunded commitments. The ALLL ratio was 1.37%, up three basis points compared with December 31, 2022 primarily due to increased economic uncertainty.
•The provision for credit losses was $502 million compared to a benefit of $95 million for the first quarter of 2022. The increase in the current quarter provision expense primarily reflects increased economic uncertainty in the current period, whereas the earlier quarter included a reserve release due to the improving credit environment during that period.
•The net charge-off ratio was 37 basis points, up 12 basis points compared to the first quarter of 2022 driven by higher charge-offs in the indirect auto and other consumer portfolios due to normalizing trends, as well as an increase in the commercial and industrial portfolio.

Capital and liquidity remained strong compared to the regulatory requirements for well capitalized banks.

•Truist CET1 ratio was 9.1% as of March 31, 2023. The increase since December 31, 2022 represents organic capital generation, partially offset by the CECL phase-in.
•Truist closed the sale of the minority stake in TIH on April 3, 2023, which adds 30 basis points to the risk-based regulatory capital ratios.
•Truist declared common dividends of $0.52 per share during the first quarter of 2023. The dividend payout ratio for the first quarter of 2023 was 49%. Truist did not repurchase any shares in the first quarter of 2023.
•Truist’s average consolidated LCR was 113% for the three months ended March 31, 2023, compared to the regulatory minimum of 100%.
•Truist has significant and strong access to liquidity with $166 billion of available liquidity as of March 31, 2023.
•Truist increased its cash position in response to market events.
•AOCI improved by $1.0 billion, or 7.5%, since December 31, 2022.

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the first quarter of 2023 was up $710 million, or 22%, compared to the first quarter of 2022 primarily due to higher short-term interest rates and strong loan growth, alongside well controlled deposit costs. These increases were partially offset by lower purchase accounting accretion and PPP revenue. Net interest margin was 3.17%, up 41 basis points.

•Average earning assets increased $29.2 billion, or 6.2%, primarily due to growth in average total loans of $35.1 billion, or 12%, and growth in other earning assets of $6.7 billion, or 35%, primarily due to an increase in balances held at the Federal Reserve to support liquidity build, partially offset by a decrease in average securities of $12.1 billion, or 7.9%.
•The yield on the total loan portfolio was 5.81%, up 212 basis points, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion and PPP revenue. The yield on the average securities portfolio was 2.14%, up 46 basis points primarily due to the higher rate environment.
•Average deposits decreased $6.8 billion, or 1.6%, average short-term borrowings increased $17.1 billion, and average long-term debt increased $15.7 billion, or 44.5%.
•The average cost of total deposits was 1.12%, up 109 basis points. The average cost of short-term borrowings was 4.69%, up 409 basis points. The average cost of long-term debt was 4.05%, up 255 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

As of March 31, 2023, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $673 million and $69 million, respectively. As of December 31, 2022, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $741 million and $81 million, respectively.

The remaining unamortized purchase accounting fair value mark on loans and leases consists of $447 million for consumer loans and leases, and $226 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

42 Truist Financial Corporation

Table 1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended March 31, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2023	2022	2023	2022	2023	2022		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$11,117	$9,890	1.07%	0.72%	$30	$18	$12	$10	$2
GSE	335	1,120	2.86	2.13	2	6	(4)	2	(6)
Agency MBS	124,746	137,052	2.23	1.72	694	590	104	160	(56)
States and political subdivisions	425	374	4.07	3.72	4	3	1	—	1
Non-agency MBS	3,907	4,224	2.34	2.25	23	24	(1)	1	(2)
Other	21	27	5.30	2.04	—	—	—	—	—
Total securities	140,551	152,687	2.14	1.68	753	641	112	173	(61)
Interest earning trading assets	5,462	5,837	6.09	3.04	83	43	40	43	(3)
Other earning assets(3)	25,589	18,932	4.67	0.63	295	30	265	251	14
Loans and leases, net of unearned income:
Commercial and industrial	165,095	138,872	5.98	2.88	2,436	987	1,449	1,233	216
CRE	22,689	23,555	6.32	2.84	355	168	187	193	(6)
Commercial Construction	5,863	5,046	7.14	3.05	101	35	66	59	7
Residential mortgage	56,422	47,976	3.73	3.57	526	428	98	20	78
Home equity	10,735	10,822	6.80	4.33	180	116	64	65	(1)
Indirect auto	27,743	26,088	5.82	5.56	398	357	41	17	24
Other consumer	27,559	24,921	6.76	6.24	459	383	76	33	43
Student	5,129	6,648	7.04	3.86	89	63	26	43	(17)
Credit card	4,785	4,682	11.43	8.97	136	104	32	30	2
Total loans and leases HFI	326,020	288,610	5.81	3.70	4,680	2,641	2,039	1,693	346
LHFS	1,527	3,874	6.71	2.87	25	28	(3)	21	(24)
Total loans and leases	327,547	292,484	5.81	3.69	4,705	2,669	2,036	1,714	322
Total earning assets	499,149	469,940	4.72	2.90	5,836	3,383	2,453	2,181	272
Nonearning assets	60,478	66,041
Total assets	$559,627	$535,981
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$108,886	$112,159	1.60	0.05	430	14	416	416	—
Money market and savings	139,802	141,500	1.38	0.03	476	11	465	465	—
Time deposits	28,671	15,646	3.10	0.18	219	7	212	202	10
Total interest-bearing deposits	277,359	269,305	1.64	0.05	1,125	32	1,093	1,083	10
Short-term borrowings	24,056	6,944	4.69	0.60	278	10	268	197	71
Long-term debt	51,057	35,337	4.05	1.50	514	132	382	303	79
Total interest-bearing liabilities	352,472	311,586	2.20	0.22	1,917	174	1,743	1,583	160
Noninterest-bearing deposits	131,099	145,933
Other liabilities	13,979	11,664
Shareholders’ equity	62,077	66,798
Total liabilities and shareholders’ equity	$559,627	$535,981
Average interest-rate spread			2.52%	2.68%
NIM/net interest income - taxable equivalent			3.17%	2.76%	$3,919	$3,209	$710	$598	$112
Taxable-equivalent adjustment					$51	$26
Memo: Total deposits	$408,458	$415,238	1.12%	0.03%	$1,125	$32	$1,093
(1)Represents daily average balances. Excludes basis adjustments for fair value hedges.
(2)Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs, and dividends.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock and other earning assets.
Truist Financial Corporation 43

Provision for Credit Losses

The provision for credit losses was $502 million compared to a benefit of $95 million for the first quarter of 2022. The net charge-off ratio was 37 basis points, up 12 basis points compared to the first quarter of 2022.

•The increase in the current quarter provision expense primarily reflects increased economic uncertainty in the current period, whereas the earlier quarter included a reserve release due to the improving credit environment during that period.
•The net charge-off ratio was up compared to the first quarter of 2022 driven by higher charge-offs in the indirect auto and other consumer portfolios due to normalizing trends, as well as an increase in the commercial and industrial portfolio.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Insurance income	$813	$727	11.8%
Wealth management income	339	343	(1.2)
Investment banking and trading income	261	261	—
Service charges on deposits	249	252	(1.2)
Card and payment related fees	230	212	8.5
Mortgage banking income	142	121	17.4
Lending related fees	106	85	24.7
Operating lease income	67	58	15.5
Securities gains (losses)	—	(69)	NM
Other income	27	152	(82.2)
Total noninterest income	$2,234	$2,142	4.3

Noninterest income was up $92 million, or 4.3%, compared to the first quarter of 2022 due to 12% growth in insurance income, higher mortgage banking income, higher fees from lending-related activities and card and payment related activities. These items were partially offset by lower other income. The first quarter of 2022 included $69 million of securities losses and a $74 million gain on the redemption of noncontrolling equity interest (included in other income).

•Insurance income increased primarily due to acquisitions and 4.7% organic growth.
•Mortgage banking income increased due to a gain on the sale of a servicing portfolio, partially offset by mortgage servicing rights valuation adjustments in the current quarter.
•Lending related fees increased primarily due to higher unused commitment fees.
•Card and payment related fees increased due to higher volumes and the acquisition of a merchant portfolio.
•Other income decreased due to the aforementioned gain in the year ago quarter, lower investment income from the Company’s SBIC and other investments, partially offset by higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense).

44 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Personnel expense	$2,181	$2,051	6.3%
Professional fees and outside processing	314	363	(13.5)
Software expense	214	232	(7.8)
Net occupancy expense	183	208	(12.0)
Amortization of intangibles	136	137	(0.7)
Equipment expense	110	118	(6.8)
Marketing and customer development	78	84	(7.1)
Operating lease depreciation	46	48	(4.2)
Regulatory costs	75	35	114.3
Merger-related and restructuring charges	63	216	(70.8)
Other expense	291	182	59.9
Total noninterest expense	$3,691	$3,674	0.5

Noninterest expense was up $17 million, or 0.5%, compared to the first quarter of 2022 due to higher personnel expense, other expense, and regulatory costs. These increases were partially offset by lower merger-related and restructuring charges and professional fees and outside processing expenses. Merger-related and restructuring charges and incremental operating expenses related to the merger decreased $153 million and $202 million, respectively, due to the completion of integration-related activities. Adjusted noninterest expenses, which exclude merger-related costs and the amortization of intangibles increased $373 million, or 12%.

•Personnel expense increased due to investments in teammates by increasing Truist’s minimum wage, the impact from acquisitions, investments in revenue producing businesses and enterprise technology, and higher other post-retirement benefit expense (which is almost entirely offset by higher other income), partially offset by lower pension expenses.
•Other expense increased primarily due to higher pension expense (driven primarily by lower plan assets) and higher operating losses.
•Regulatory costs increased primarily due to an increase in the FDIC’s deposit insurance assessment rate.
•Professional fees and outside processing expenses decreased due to lower project spend for merger-related activities, partially offset by enterprise technology investments.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2023 merger-related and restructuring costs primarily reflect charges as a result of the restructuring activities, including costs for severance and other benefits, costs related to exiting facilities, and other restructuring initiatives.

Table 4: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2023	Expense	Utilized	Accrual at Mar 31, 2023
Severance and personnel-related	$9	$39	$(31)	$17
Occupancy and equipment	—	19	(19)	—
Professional services	12	1	(12)	1
Other	5	4	(5)	4
Total	$26	$63	$(67)	$22

Provision for Income Taxes

The provision for income taxes was $394 million for the first quarter of 2023, compared to $330 million for the earlier quarter. The effective tax rate for the first quarter of 2023 was 20.6%, compared to 18.9% for the earlier quarter.

•The effective tax rate increased compared to the first quarter of 2022 primarily driven by higher income before taxes, discrete tax expense recognized in the current quarter compared to discrete tax benefits recognized in the prior quarter, and the adoption of the Investments in Tax Credit Structures accounting standard related to the proportional amortization of tax credit investments in the current quarter. This guidance resulted in an increase in other income and an increase in tax expense of $17 million for the first quarter of 2023 with no impact to net income. The guidance was adopted prospectively and had no impact on prior periods results. Refer to “Note 1. Basis of Presentation” for additional information on the adoption of this guidance.

Truist Financial Corporation 45

Segment Results

Truist operates and measures business activity across three segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings, with functional activities included in Other, Treasury, and Corporate. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. During the first quarter of 2023, Truist reorganized Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior period results have been revised to conform to the current presentation.

See “Note 18. Operating Segments” herein and “Note 21. Operating Segments” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures related to Truist’s reportable business segments, including additional details related to results of operations. Fluctuations in noninterest income and noninterest expense are more fully discussed in the Noninterest Income and Noninterest Expense sections above.

Table 5: Net Income by Reportable Segment
	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Consumer Banking and Wealth	$1,044	$861	21.3%
Corporate and Commercial Banking	1,034	1,023	1.1
Insurance Holdings	111	143	(22.4)
Other, Treasury & Corporate	(674)	(611)	(10.3)
Truist Financial Corporation	$1,515	$1,416	7.0

Consumer Banking and Wealth

CB&W net income was $1.0 billion for the first quarter of 2023, an increase of $183 million compared to the first quarter of 2022.

•Segment net interest income increased $556 million primarily driven by favorable funding credit on deposits attributable to the higher rate environment and higher average loan balances, partially offset by higher funding costs, lower average deposits, and lower purchase accounting accretion.
•The provision for credit losses increased $200 million reflecting increased economic uncertainty in the current quarter as well as higher charge offs in the indirect auto and other consumer portfolios and a reserve release in the earlier quarter.
•Noninterest income decreased $37 million compared to earlier quarter primarily due to a gain on the redemption of noncontrolling equity interest in the earlier quarter, partially offset by higher mortgage banking income in the current quarter.
•Noninterest expense increased $84 million compared to the earlier quarter primarily driven primarily by higher corporate technology, risk, and operations support expenses along with increased salaries expense, partially offset by lower marketing and customer development and incentives expense.

CB&W average loans and leases held for investment increased $11.2 billion, or 8.5%, for the first quarter of 2023 compared to the first quarter of 2022, primarily driven by an increase in residential mortgage balances due to slower run-off and increased correspondent production, along with increased Service Finance and Dealer Finance loans, partially offset by lower Student and Partnership loans.

Average total deposits decreased $14.4 billion, or 5.7%, for the first quarter of 2023 compared to the first quarter of 2022, primarily driven by decreases in interest bearing checking, money market and savings, and noninterest bearing deposits.

Corporate and Commercial Banking

C&CB net income was $1.0 billion for the first quarter of 2023, an increase of $11 million compared to the first quarter of 2022.

•Segment net interest income increased $463 million primarily due to higher funding credit on deposits and higher average loan balances, partially offset by lower purchase accounting accretion and lower PPP revenue.
•The provision for credit losses increased $382 million which reflects an increase in reserves driven by increased economic uncertainty and loan growth in the current quarter as well as an allowance release in the earlier quarter.
•Noninterest income decreased $26 million compared to the earlier quarter primarily due to lower investment income from the Company’s SBIC and other investments, lower structured real estate fees, and commercial mortgage income, partially offset by increases in lending related fees, core trading revenues, and merger and acquisition fees.
•Noninterest expense increased $55 million compared to the earlier quarter primarily due to higher personnel expenses, and merger-related and restructuring charges.

46 Truist Financial Corporation

C&CB average loans held for investment increased $26.7 billion, or 17%, for the first quarter of 2023 compared to the first quarter of 2022, primarily due to increases in commercial and industrial loans, partially offset by decreases in average PPP loans (commercial and industrial) and average commercial real estate.

Average total deposits decreased $11.4 billion, or 7.5%, for the first quarter of 2023 compared to the first quarter of 2022, primarily due to declines in average noninterest bearing deposits, partially offset by increases in money market and savings.

Insurance Holdings

IH net income was $111 million for the first quarter of 2023, a decrease of $32 million compared to the first quarter of 2022.

•Segment net interest income increased $11 million driven primarily by favorable funding credits.
•Noninterest income increased $84 million primarily due to continued organic growth and acquisitions.
•Noninterest expense increased $138 million primarily due to the impact of acquisitions, investments in new hires and teammates, performance-driven incentive expense, and higher operational loss reserves.

Other, Treasury & Corporate

OT&C generated a net loss of $674 million in the first quarter of 2023, compared to a net loss of $611 million in the first quarter of 2022.

•Net interest income decreased $345 million primarily due to higher funding credit on deposits to other segments, partially offset by higher funding charges to other segments from the higher rate environment.
•The provision for credit losses increased $15 million due to increased economic uncertainty in the current quarter.
•Noninterest income increased $71 million primarily due to losses on the sale of securities in the earlier quarter.
•Noninterest expense decreased $260 million compared to the earlier quarter primarily due to a decrease in incremental operating expenses related to the merger, partially offset by an increase in professional fees and outside processing, salaries, and regulatory costs.

Truist Financial Corporation 47

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $128.8 billion at March 31, 2023, compared to $129.5 billion at December 31, 2022. U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of March 31, 2023 and December 31, 2022. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

•The decrease includes paydowns and maturities of $2.1 billion, partially offset by unrealized gains of $1.1 billion during the quarter.
•As of March 31, 2023, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost.
•As of March 31, 2023 and December 31, 2022, approximately 5.6% of the securities portfolio was variable rate, excluding the impact of swaps.
•The effective duration of the securities portfolio was 6.7 years at March 31, 2023 and December 31, 2022.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
For the Three Months Ended (Dollars in millions)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Commercial:
Commercial and industrial	$165,095	$159,308	$152,123	$145,558	$138,872
CRE	22,689	22,497	22,245	22,508	23,555
Commercial construction	5,863	5,711	5,284	5,256	5,046
Consumer:
Residential mortgage	56,422	56,292	53,271	49,237	47,976
Home equity	10,735	10,887	10,767	10,677	10,822
Indirect auto	27,743	28,117	28,057	26,496	26,088
Other consumer	27,559	27,479	26,927	25,918	24,921
Student	5,129	5,533	5,958	6,331	6,648
Credit card	4,785	4,842	4,755	4,728	4,682
Total average loans and leases HFI	$326,020	$320,666	$309,387	$296,709	$288,610

Average loans increased $5.4 billion, or 1.7%, compared to the prior quarter primarily due to momentum from the prior quarter within the commercial portfolio and the impact of the BankDirect acquisition. Loan growth moderated during the quarter as production in lower return portfolios was reduced with end of period loans up 0.5% compared to December 31, 2022.

•Average commercial loans increased 3.3% due to broad-based growth within the commercial and industrial portfolio and the BankDirect acquisition. The BankDirect acquisition contributed approximately $900 million of average loan growth compared to the fourth quarter of 2022.
•Average consumer loans decreased 0.6% due to runoff in student loans and partnership lending, as well as lower indirect auto production.

At March 31, 2023 and December 31, 2022, 53% of loans and leases HFI were variable rate.
48 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
NPAs:
NPLs:
Commercial and industrial	$394	$398	$443	$393	$330
CRE	117	82	5	19	27
Commercial construction	1	—	—	—	—
Residential mortgage	233	240	227	269	315
Home equity	132	135	132	133	122
Indirect auto	270	289	260	244	227
Other consumer	45	44	39	32	23
Total NPLs HFI	1,192	1,188	1,106	1,090	1,044
Loans held for sale	—	—	72	33	39
Total nonaccrual loans and leases	1,192	1,188	1,178	1,123	1,083
Foreclosed real estate	3	4	4	3	3
Other foreclosed property	66	58	58	47	49
Total nonperforming assets	$1,261	$1,250	$1,240	$1,173	$1,135
Loans 90 days or more past due and still accruing:
Commercial and industrial	$35	$49	$44	$27	$22
CRE	—	1	1	3	—
Commercial construction	—	—	—	3	—
Residential mortgage - government guaranteed	649	759	808	884	996
Residential mortgage - nonguaranteed	25	27	26	27	31
Home equity	10	12	9	8	9
Indirect auto	—	1	1	1	1
Other consumer	10	13	9	5	5
Student - government guaranteed	590	702	770	796	818
Student - nonguaranteed	4	4	5	5	4
Credit card	38	37	36	28	28
Total loans 90 days or more past due and still accruing	$1,361	$1,605	$1,709	$1,787	$1,914
Loans 30-89 days past due and still accruing:
Commercial and industrial	$125	$256	$162	$223	$280
CRE	34	25	15	10	13
Commercial construction	3	5	3	4	1
Residential mortgage - government guaranteed	232	268	234	233	216
Residential mortgage - nonguaranteed	259	346	300	302	326
Home equity	65	68	67	68	80
Indirect auto	511	646	591	584	529
Other consumer	164	187	152	166	127
Student - government guaranteed	350	396	375	447	476
Student - nonguaranteed	6	6	6	6	6
Credit card	56	64	52	48	47
Total loans 30-89 days past due and still accruing	$1,805	$2,267	$1,957	$2,091	$2,101

Nonperforming assets totaled $1.3 billion at March 31, 2023, relatively stable compared to December 31, 2022. Nonperforming loans and leases held for investment were 0.36% of loans and leases held for investment at March 31, 2023, unchanged compared to December 31, 2022.

Loans 90 days or more past due and still accruing totaled $1.4 billion at March 31, 2023, down $244 million, or seven basis points as a percentage of loans and leases, compared with the prior quarter primarily due to declines in government guaranteed student loans and government guaranteed residential mortgages. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at March 31, 2023, flat from December 31, 2022.

Loans 30-89 days past due and still accruing of $1.8 billion at March 31, 2023 were down $462 million, or 15 basis points as a percentage of loans and leases, compared to the prior quarter primarily due to a seasonal decrease in the consumer portfolios coupled with a decline in the commercial and industrial portfolio.

Truist Financial Corporation 49

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

Table 8: Asset Quality Ratios
	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.55%	0.70%	0.62%	0.69%	0.72%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.42	0.49	0.54	0.59	0.66
NPLs as a percentage of loans and leases HFI	0.36	0.36	0.35	0.36	0.36
NPLs as a percentage of total loans and leases(1)	0.36	0.36	0.37	0.37	0.37
NPAs as a percentage of:
Total assets(1)	0.22	0.23	0.23	0.22	0.21
Loans and leases HFI plus foreclosed property	0.38	0.38	0.37	0.38	0.38
ALLL as a percentage of loans and leases HFI	1.37	1.34	1.34	1.38	1.44
Ratio of ALLL to NPLs	3.8x	3.7x	3.8x	3.8x	4.0x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.04%	0.04%	0.04%	0.04%	0.04%
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

Table 9: Asset Quality Ratios (Continued)
	Quarter Ended
	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.15%	0.08%	0.02%	0.01%	0.04%
CRE	0.09	0.19	(0.01)	(0.10)	0.01
Commercial construction	(0.04)	(0.06)	(0.10)	(0.08)	(0.02)
Consumer:
Residential mortgage	—	(0.02)	0.01	(0.02)	(0.03)
Home equity	(0.15)	(0.01)	(0.13)	(0.17)	(0.12)
Indirect auto	1.47	1.52	1.15	0.77	1.23
Other consumer	1.29	1.11	1.31	1.27	0.87
Student	0.42	0.34	0.40	0.30	0.33
Credit card	3.54	3.68	2.80	2.63	2.77
Total	0.37	0.34	0.27	0.22	0.25

Ratio of ALLL to net charge-offs	3.7x	4.1x	5.0x	6.5x	5.8x
Ratios are annualized, as applicable.

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2023	2022
Balance, January 1	$1,250	$1,163
New NPAs	621	395
Advances and principal increases	214	108
Disposals of foreclosed assets(1)	(147)	(112)
Disposals of NPLs(2)	(3)	(37)
Charge-offs and losses	(204)	(115)
Payments	(306)	(180)
Transfers to performing status	(160)	(101)
Other, net	(4)	14
Ending balance, March 31	$1,261	$1,135
(1)Includes charge-offs and losses recorded upon sale of $42 million and $29 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes gains, net of charge-offs recorded upon sale of $5 million and charge-offs and losses recorded upon sale of $3 million for the three months ended March 31, 2023 and 2022, respectively.

50 Truist Financial Corporation

CRE and Commercial Construction

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist maintains a high-quality portfolio through disciplined risk management and prudent client selection. In addition, the Company’s exposure to large CRE tends to have more institutional sponsorship and the Company has reduced exposure to smaller CRE. Truist’s CRE and commercial construction portfolios was $28.6 billion as of March 31, 2023.

Our office portfolio, which makes up approximately 18% of total CRE and commercial construction loans, is weighted towards Class A properties as of March 31, 2023. Nonperforming loans and criticized loans in this portfolio have trended higher in recent months.

Table 11: CRE and Commercial Construction by Type
	March 31, 2023		December 31, 2022
(Dollars in millions)	LHFI	NPL	LHFI	NPL
CRE and commercial construction:
Multifamily	$8,085	$2	$7,762	$—
Office	5,151	109	5,258	75
Retail	4,582	3	4,668	2
Industrial	4,550	—	4,329	—
Hotel	2,827	—	2,965	—
Other	3,426	4	3,543	5
Total	$28,621	$118	$28,525	$82

See additional information on the CRE and commercial construction portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
Truist Financial Corporation 51

ACL

Activity related to the ACL is presented in the following tables:

Table 12: Activity in ACL
	For the Three Months Ended
(Dollars in millions)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Balance, beginning of period(1)	$4,649	$4,455	$4,434	$4,423	$4,695
Provision for credit losses	482	467	234	171	(95)
Charge-offs:
Commercial and industrial	(75)	(44)	(51)	(17)	(31)
CRE	(6)	(11)	—	(1)	(1)
Commercial construction	—	—	—	—	(1)
Residential mortgage	(1)	(1)	(4)	(2)	(2)
Home equity	(2)	(6)	(3)	(3)	(1)
Indirect auto	(127)	(129)	(103)	(77)	(102)
Other consumer	(105)	(96)	(109)	(100)	(76)
Student	(5)	(5)	(7)	(4)	(6)
Credit card	(51)	(53)	(42)	(40)	(41)
Total charge-offs	(372)	(345)	(319)	(244)	(261)
Recoveries:
Commercial and industrial	13	14	43	13	17
CRE	1	1	—	6	1
Commercial construction	1	1	2	1	1
Residential mortgage	2	3	3	4	6
Home equity	6	6	8	6	5
Indirect auto	26	21	21	26	23
Other consumer	17	17	21	20	21
Student	—	1	—	—	—
Credit card	9	8	8	9	9
Total recoveries	75	72	106	85	83
Net charge-offs	(297)	(273)	(213)	(159)	(178)
Other(2)	(73)	—	—	(1)	1
Balance, end of period	$4,761	$4,649	$4,455	$4,434	$4,423
ACL:(1)
ALLL	$4,479	$4,377	$4,205	$4,187	$4,170
RUFC	282	272	250	247	253
Total ACL	$4,761	$4,649	$4,455	$4,434	$4,423
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)The first quarter of 2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

The allowance for credit losses was $4.8 billion and includes $4.5 billion for the allowance for loan and lease losses and $282 million for the reserve for unfunded commitments. The ALLL ratio was 1.37%, up three basis points compared with December 31, 2022 primarily due to increased economic uncertainty. The ALLL covered nonperforming loans and leases held for investment 3.8X compared to 3.7X at December 31, 2022. At March 31, 2023, the ALLL was 3.7X annualized net charge-offs, compared to 4.1X at December 31, 2022.

52 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 13: Allocation of ALLL by Category
	March 31, 2023			December 31, 2022
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,497	33.5%	51.1%	$1,409	32.3%	50.3%
CRE	251	5.6	6.9	224	5.1	7.0
Commercial construction	87	1.9	1.8	46	1.1	1.8
Residential mortgage	332	7.4	17.2	399	9.1	17.4
Home equity	87	1.9	3.2	90	2.0	3.3
Indirect auto	993	22.2	8.3	981	22.4	8.6
Other consumer	779	17.4	8.5	770	17.6	8.5
Student	98	2.2	1.5	98	2.2	1.6
Credit card	355	7.9	1.5	360	8.2	1.5
Total ALLL	4,479	100.0%	100.0%	4,377	100.0%	100.0%
RUFC	282			272
Total ACL	$4,761			$4,649

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of March 31, 2023, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 14: Other Assets as of Period End
(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Bank-owned life insurance	$7,651	$7,618
Tax credit and other private equity investments	6,730	6,825
Prepaid pension assets	5,885	4,539
DTAs	2,393	3,027
Accounts receivable	2,763	2,682
Accrued income	2,429	2,265
Leased assets and related assets	2,059	2,082
FHLB stock	2,426	1,279
ROU assets	1,151	1,193
Prepaid expenses	1,177	1,162
Equity securities at fair value	857	898
Derivative assets	692	684
Other	792	874
Total other assets	$37,005	$35,128

Truist Financial Corporation 53

Funding Activities

Deposits

The following table presents average deposits:

Table 15: Average Deposits
Three Months Ended (Dollars in millions)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Noninterest-bearing deposits	$131,099	$141,032	$146,041	$148,610	$145,933
Interest checking	108,886	110,001	111,645	112,375	112,159
Money market and savings	139,802	144,730	147,659	148,632	141,500
Time deposits	28,671	17,513	14,751	14,133	15,646
Total average deposits	$408,458	$413,276	$420,096	$423,750	$415,238

Average deposits for the first quarter of 2023 were $408.5 billion, a decrease of $4.8 billion, or 1.2%, compared to the prior quarter. The decrease in deposits was primarily driven by the impacts of monetary tightening and higher-rate alternatives.

Average noninterest-bearing deposits decreased 7.0% compared to the prior quarter and represented 32.1% of total deposits for the first quarter of 2023 compared to 34.1% for the fourth quarter of 2022 and 35.1% compared to the year ago quarter. Noninterest-bearing deposits declined primarily due to clients seeking high-rate alternatives. Average money market and savings and interest checking declined 3.4% and 1.0%, respectively, compared to the prior quarter. Average time deposits increased 64% due to an increase in wholesale funding and retail-client time deposits.

Truist has a very granular and relationship-based deposit franchise. Approximately 63% of deposits are insured or collateralized. Truist deposit accounts are typically based on long-term relationships and include multiple products and services. Truist has strong market share in many of the fastest-growing markets in the United States. Truist currently ranks 1st, 2nd, or 3rd in deposit share in 17 of our top 20 markets, including Atlanta, Charlotte, DC, Miami, Tampa, Orlando, and Raleigh-Durham, among others. Truist’s commercial deposits are diversified across 21 industry groups, with no one sector representing more than 10% of Corporate and Commercial Banking deposits.

The estimated amount of deposits that are uninsured was $175.9 billion and $189.6 billion as of March 31, 2023 and December 31, 2022, respectively, calculated using the same methodology as the Call Report for Truist Bank. The decrease in uninsured deposits was largely due to commercial clients that chose to diversify into money market mutual funds or across multiple banks. These outflows were primarily higher-cost, non-operational deposits.

Borrowings

At March 31, 2023, short-term borrowings totaled $23.7 billion, an increase of $256 million compared to December 31, 2022. Average short-term borrowings were $24.1 billion, or 5.0% of total funding, for the three months ended March 31, 2023, as compared to $6.9 billion, or 1.5%, for the same period in the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $69.9 billion at March 31, 2023, an increase of $26.7 billion compared to December 31, 2022. This funding increase was largely to increase our cash position in response to market events. During the three months ended March 31, 2023, the Company had:

•Maturities and redemptions of $3.5 billion of senior notes.
•Issued $1.5 billion fixed-to-floating rate senior notes with an interest rate of 4.87% due January 26, 2029 and $1.5 billion fixed-to-floating rate senior notes with an interest rate of 5.12% due January 26, 2034.
•Issued $27.0 billion notional, net, of prepayable FHLB floating rate advances with interest rates of 5.05% to 5.07% due April 10, 2024 to March 13, 2025.

The average cost of long-term debt was 4.05% for the three months ended March 31, 2023, up 255 basis points compared to the same period in 2022.

54 Truist Financial Corporation

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 16: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2023	Dec 31, 2022
Common equity per common share	$41.82	$40.58
Non-GAAP capital measure:(1)
Tangible common equity per common share	$19.45	$18.04
Calculation of tangible common equity:(1)
Total shareholders’ equity	$62,394	$60,537
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	22	23
Goodwill and intangible assets, net of deferred taxes	29,788	29,908
Tangible common equity	$25,911	$23,933

Common shares outstanding at end of period	1,331,918	1,326,829
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

Total shareholders’ equity was $62.4 billion at March 31, 2023, an increase of $1.9 billion from December 31, 2022. This increase includes $1.5 billion in net income and a $1.0 billion increase in AOCI, partially offset by $794 million in common and preferred dividends. Truist’s book value per common share at March 31, 2023 was $41.82, compared to $40.58 at December 31, 2022. Truist TBVPS of $19.45 at March 31, 2023, increased 7.8% compared to December 31, 2022 due to increases in AOCI, primarily related to AFS securities, and retained earnings.

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

Refer to Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures under the section titled “Risk Management.”

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

Truist Financial Corporation 55

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

Table 17: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Mar 31, 2023	Mar 31, 2022	Mar 31, 2023	Mar 31, 2022
Up 100	9.00%	4.50%	(0.29)%	4.27%
Up 50	8.50	4.00	(0.11)	3.29
No Change	8.00	3.50	—	—
Down 50(1)	7.50	3.00	(0.58)	(3.46)
Down 100(1)	7.00	2.50	(0.70)	(3.64)
(1)The Down 50 and 100 rate scenarios incorporate a floor of one basis point.

Rate sensitivity decreased compared to prior periods, primarily driven by higher starting rates, higher deposit betas as rates increase and move into the highest beta tiers, and the addition of forward starting swaps.

Management considers how the interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry was very strong post-COVID-19, which resulted in growth in noninterest-bearing demand deposits. However, with the significant increase in rates in 2022 and the first quarter of 2023, noninterest-bearing deposits have begun to shift to interest-bearing accounts. Additional movement above what is currently projected would reduce the asset sensitivity of Truist’s balance sheet because the Company may increase interest-bearing funds to offset the loss of these advantageous noninterest-bearing deposits. Alternatively, the Company may reduce the size of its investment portfolio to offset the loss of noninterest-bearing demand deposits to limit the impact on the balance sheet’s asset sensitivity. The behavior of these noninterest-bearing deposits is one of the most important assumptions used in determining the interest rate risk position of Truist.

56 Truist Financial Corporation

The following table shows the results of Truist’s interest-rate sensitivity position assuming the loss of additional demand deposits and an associated increase in managed rate deposits versus current projections under various interest rate scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%.

Table 18: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at March 31, 2023(1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	(0.29)%	(1.01)%	(1.72)%
Up 50	(0.11)	(0.63)	(1.15)
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2023 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, and mortgage banking operations, long-term debt, and other funding sources. Truist has utilized derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of March 31, 2023, Truist had derivative financial instruments outstanding with notional amounts totaling $363.0 billion. See “Note 16. Derivative Financial Instruments” for additional disclosures.

LIBOR Transition

For most tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to a new index or multiple indices and provides updates to Executive Leadership and the Board. As of March 31, 2023, Truist had outstanding LIBOR-based instruments that mature after June 30, 2023, including loan and lease exposures totaling approximately $98 billion, notional derivative exposure totaling approximately $131 billion, long-term debt of $1.1 billion, and preferred stock of $1.5 billion. These amounts are inclusive of remediated contracts, which contain adequate fallback language for the transition.

Contract fallback language for existing loans and leases has been reviewed and certain contracts require amendments to support the transition away from LIBOR. Impacted lines of business have started remediating these contracts to include standardized fallback language or amending contracts to new reference rates at maturities or based on client request. Current fallback language used to remediate contracts that mature after June 30, 2023 is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language, which will transition loans to a SOFR based rate after June 30, 2023.

The progress and approach to remediation varies based on the type of contract and existing language used in the agreement. For commercial lending, a significant number of remaining LIBOR contracts required client outreach and remediation. Through mid-2022, the Company’s primary focus was supporting new loan production using SOFR and other alternative reference rates as well as transitioning any renewing LIBOR based contracts to alternative reference rates. Efforts have shifted to amend and remediate contracts, excluding mortgage and student loans, that mature post June 30, 2023 ($90 billion), which will continue to be the focus during 2023. Of the contracts remaining on LIBOR that have not yet been remediated or modified to a new reference rate, Truist’s intends to add updated fallback language or move these contracts to new reference rates prior to cessation. A significant portion of these contracts contain existing fallback language that will transition the contract to a Prime based rate if not remediated, while a smaller population contains no historical fallback language. Should the institution be unable to remediate all contracts, those based on Prime will be prioritized to provide a more consistent client experience with the “hardwired fallback” transition to SOFR. If there are remaining contracts without fallback language, Truist may leverage the LIBOR Act and corresponding safe harbor provision to transition these loans to SOFR.

Truist’s adjustable-rate mortgage products ($3.4 billion) have consistent and adequate fallback language to transition away from LIBOR in line with industry expectations; therefore, these contracts do not require remediation. Remediation of student loans ($4.4 billion) will follow recent guidance from the Department of Education on the replacement rate for payment allowances on certain student loans and recent guidance from the CFPB to allow transition to “comparable rates,” in the private student loan portfolio, where LIBOR is used directly. Based on the recent guidance, these portfolios will transition to rates based on SOFR.

Upon the discontinuation of LIBOR, derivatives that reference LIBOR will transition to a SOFR-based replacement rate as set forth in the ISDA protocol addressing LIBOR fallbacks through bilateral amendments, or as established under the LIBOR Act and rules promulgated thereunder by the FRB. Certain derivatives without a clearly defined or practicable replacement benchmark rate will use the LIBOR Act to replace LIBOR with a SOFR-based rate established by FRB rulemaking and follow the ISDA protocol for transition. This legislation will also provide additional administrative benefit for a small portion of the commercial and consumer lending portfolios where contracts do not contain fallback language and have not yet been remediated, providing a remediation path to a SOFR based rate.

Truist Financial Corporation 57

In addition, the transition from LIBOR to an alternative reference rate, such as SOFR, for the Company’s preferred stock and the Company’s and Truist Bank’s floating rate notes is dependent on a number of factors, including the fallback language for the applicable series of preferred stock or notes, the application of the LIBOR Act and the rules promulgated thereunder by the FRB, determinations to be made by third-party calculation or paying agents rather than the Company or Truist Bank as to the replacement rates, and the impact of any publication of a synthetic U.S. dollar LIBOR as currently proposed by the Financial Conduct Authority. With the most recent information available on these factors, Truist expects preferred stock issuances to utilize LIBOR to transition to SOFR. See “Note 12. Shareholders’ Equity” for information about preferred stock using LIBOR.

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

As of December 31, 2021, Truist ceased entering into new contracts with a LIBOR reference rate for all product offerings, except on a limited basis, as permissible. The Company is actively using SOFR as a reference rate and has originated approximately $124 billion of loans, issued $12.4 billion of senior and subordinated notes, including fixed rate notes that convert to SOFR in the future, and has $108 billion in notional derivative exposure using this alternative reference rate as of March 31, 2023. Alternatives, such as SOFR, may react differently from LIBOR in times of economic stress. Truist expects SOFR to be the primary pricing benchmark used across the industry and will continue to offer additional SOFR based products. Market risks associated with the transition to alternative reference rates are dependent on market conditions as loans are transitioned to alternative reference rates during 2022 and early 2023. Additional alternative reference rates, such as Bloomberg Short Term Bank Yield, will be supported based on market demand. For a further discussion of the various risks associated with the potential cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors” in the Form 10-K for the year ended December 31, 2022.

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

Securitizations

As of March 31, 2023, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $18 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of March 31, 2023.
58 Truist Financial Corporation

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months ended March 31, 2023 and 2022. Average one and ten-day VaR measures for the year ended March 31, 2023 decreased from the same period of last year, primarily driven by lower market making inventory.

Table 19: VaR-based Measures
	Three Months Ended March 31,
	2023		2022
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$22	$9	$38	$14
Average	15	6	18	6
Minimum	10	4	9	3
Period-end	22	9	15	4
VaR by Risk Class:
Interest Rate Risk		8		4
Credit Spread Risk		7		4
Equity Price Risk		1		4
Portfolio Diversification		(9)		(8)
Period-end		8		4

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Maximum	$77	$109
Average	44	76
Minimum	25	59
Period-end	31	72

Compared to the prior year, Stressed VaR measures decreased primarily due to lower market making inventory levels in 2023.

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

Truist Financial Corporation 59

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended March 31, 2023. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

60 Truist Financial Corporation

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

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $87.4 billion and Truist’s average LCR was 113% for the three months ended March 31, 2023.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At March 31, 2023, the Company was compliant with this requirement.

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

Table 21: Selected Liquidity Sources
(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Unused borrowing capacity:
FRB	$53,291	$49,250
FHLB	24,678	20,770
Available investment securities (after haircuts)	56,626	85,401
Available secured borrowing capacity	134,595	155,421
Eligible cash at the FRB	31,544	15,556
Total	$166,139	$170,977
Truist Financial Corporation 61

At March 31, 2023, Truist Bank’s available secured borrowing capacity represented approximately 3.6 times the amount of wholesale funding maturities in one-year or less. Truist additionally has the ability to increase sources of funding by pledging available investment securities without a haircut on fair value under the FRB Bank Term Funding Program.

Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, and payments on long-term debt. See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2023 and December 31, 2022, the Parent Company had 45 months and 37 months, respectively, of cash on hand to satisfy projected cash outflows, and 26 months and 22 months, respectively, when including the payment of common stock dividends.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings: Recent changes in the Company’s credit ratings and outlooks include:

On March 31,2023, S&P Global Ratings affirmed the ratings of Truist and Truist Bank and revised the outlook on those ratings to “stable” from “positive,” citing heightened market volatility in the wake of recent bank failures and, with inflation still elevated, higher uncertainty, and greater downside risk in the economic outlook. The change in outlook was part of a broader action by S&P Global Ratings whereby the “positive” outlook on three other large U.S. banks was revised to “stable.”

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

62 Truist Financial Corporation

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

Table 22: Capital Requirements
	Minimum Capital	Well Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB requirement of 2.5% applicable to Truist as of March 31, 2023. Truist’s SCB requirement, received in the 2022 CCAR process, is effective from October 1, 2022 to September 30, 2023. Truist will receive a new preliminary SCB requirement, to become effective October 1, 2023, following the release of CCAR 2023 results in late June 2023.

Truist’s capital ratios are presented in the following table:

Table 23: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Mar 31, 2023	Dec 31, 2022
Risk-based:	(preliminary)
CET1	9.1%	9.0%
Tier 1 capital	10.6	10.5
Total capital	12.6	12.4
Leverage ratio	8.5	8.5
Supplementary leverage ratio	7.3	7.3
Risk-weighted assets	$436,549	$434,413

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist declared common dividends of $0.52 per share during the first quarter of 2023. The dividend payout ratio for the first quarter of 2023 was 49%. Truist did not repurchase any shares in the first quarter of 2023 outside of standard activity related to equity compensation plans.

Truist CET1 ratio was 9.1% as of March 31, 2023. The increase since December 31, 2022 represents organic capital generation, partially offset by the CECL phase-in. Truist closed the sale of the minority stake in Truist Insurance Holdings on April 3, 2023, which adds 30 basis points and 24 basis points to the risk-based regulatory capital ratios and leverage ratios, respectively.

Share Repurchase Activity

Table 24: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Plans(3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)
January 1, 2023 to January 31, 2023	—	$—	—	$4,100
February 1, 2023 to February 28, 2023	2	48.84	—	4,100
March 1, 2023 to March 31, 2023	31	32.10	—	4,100
Total	33	$33.09	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)In July 2022, the Board of Directors approved, effective October 1, 2022, new repurchase authority to effectuate repurchases up to an aggregate of $4.1 billion in shares of the Company’s common stock through September 30, 2023.

Truist Financial Corporation 63

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations, and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, LHFS, trading loans, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2022. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Basis of Presentation” in this report. There have been no changes to the significant accounting policies during 2023.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Litigation and Regulatory Matters section in “Note 14. Commitments and Contingencies,” which is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties not currently known to Truist or that management has deemed to be immaterial also may materially adversely affect Truist’s business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

64 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1*	Form of Restricted Stock Unit Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.2*	Form of Performance Unit Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.3*	Form of Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.4*	Form of LTIP Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.5*	Form of LTIP Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.6*	2023 Employment Agreement by and between Truist Insurance Holdings, Inc. and John Howard.	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
* Management compensatory plan or arrangement.
Truist Financial Corporation 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	May 1, 2023	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2023	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

66 Truist Financial Corporation