Form 10-Q
period 2023-06-30
TRUIST FINANCIAL CORP
filed 2023-07-31
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023
Commission File Number: 1-10853

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

At June 30, 2023, 1,331,976,019 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFTC	Commodity Futures Trading Commission
CFO	Chief Financial Officer
CET1	Common equity tier 1
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
DEI	Diversity, Equity & Inclusion
DTA	Deferred tax asset
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Truist Insurance Holdings, LLC, an operating segment
IPV	Independent price verification
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T Corporation and SunTrust Banks, Inc effective December 6, 2019
MRO	Model Risk Oversight
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
Truist Financial Corporation 1

Term	Definition
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To-be-announced
TBVPS	Tangible book value per common share
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
USAA	United Services Automobile Association
VaR	Value-at-risk
VIE	Variable interest entity
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
•a loss of value of our investment portfolio could negatively impact market perceptions of Truist and could lead to deposit withdrawals;
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
•evolving legislative, accounting and regulatory standards, including with respect to climate, capital, and liquidity requirements, which may become more stringent in light of recent market events, such as long-term debt requirements, and results of regulatory examinations may adversely affect Truist’s financial condition and results of operations;
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which represented management’s views on the date they were made. Except to the extent required by applicable law or regulation, Truist undertakes no obligation to revise or update any forward-looking statements.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Jun 30, 2023	Dec 31, 2022
Assets
Cash and due from banks	$4,782	$5,379
Interest-bearing deposits with banks	25,228	16,042
Securities borrowed or purchased under agreements to resell	2,315	3,181
Trading assets at fair value	4,097	4,905
AFS securities at fair value	68,965	71,801
HTM securities (fair value of $45,956 and $47,791, respectively)	55,958	57,713
LHFS (including $1,645 and $1,065 at fair value, respectively)	1,923	1,444
Loans and leases (including $16 and $18 at fair value, respectively)	322,092	325,991
ALLL	(4,606)	(4,377)
Loans and leases, net of ALLL	317,486	321,614
Premises and equipment	3,453	3,605
Goodwill	27,013	27,013
CDI and other intangible assets	3,403	3,672
Loan servicing rights at fair value	3,497	3,758
Other assets (including $1,715 and $1,582 at fair value, respectively)	36,429	35,128
Total assets	$554,549	$555,255
Liabilities
Noninterest-bearing deposits	$121,831	$135,742
Interest-bearing deposits	284,212	277,753
Short-term borrowings (including $1,585 and $1,551 at fair value, respectively)	24,456	23,422
Long-term debt	44,749	43,203
Other liabilities (including $3,128 and $2,971 at fair value, respectively)	15,620	14,598
Total liabilities	490,868	494,718
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,660	6,634
Additional paid-in capital	35,990	34,544
Retained earnings	27,577	26,264
AOCI, net of deferred income taxes	(13,374)	(13,601)
Noncontrolling interests	155	23
Total shareholders’ equity	63,681	60,537
Total liabilities and shareholders’ equity	$554,549	$555,255
Common shares outstanding	1,331,976	1,326,829
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans and leases	$4,915	$2,898	$9,571	$5,542
Interest on securities	749	675	1,501	1,315
Interest on other earning assets	512	100	889	173
Total interest income	6,176	3,673	11,961	7,030
Interest Expense
Interest on deposits	1,506	99	2,631	131
Interest on long-term debt	734	137	1,248	269
Interest on other borrowings	311	30	589	40
Total interest expense	2,551	266	4,468	440
Net Interest Income	3,625	3,407	7,493	6,590
Provision for credit losses	538	171	1,040	76
Net Interest Income After Provision for Credit Losses	3,087	3,236	6,453	6,514
Noninterest Income
Insurance income	935	825	1,748	1,552
Wealth management income	330	337	669	680
Investment banking and trading income	211	255	472	516
Service charges on deposits	240	254	489	506
Card and payment related fees	236	246	466	458
Mortgage banking income	99	100	241	221
Lending related fees	86	100	192	185
Operating lease income	64	66	131	124
Securities gains (losses)	—	(1)	—	(70)
Other income	92	66	119	218
Total noninterest income	2,293	2,248	4,527	4,390
Noninterest Expense
Personnel expense	2,256	2,102	4,437	4,153
Professional fees and outside processing	352	349	666	712
Software expense	237	234	451	466
Net occupancy expense	180	181	363	389
Amortization of intangibles	131	143	267	280
Equipment expense	92	114	202	232
Marketing and customer development	79	93	157	177
Operating lease depreciation	44	47	90	95
Regulatory costs	73	44	148	79
Merger-related and restructuring charges	54	121	117	337
Other expense	250	152	541	334
Total noninterest expense	3,748	3,580	7,439	7,254
Earnings
Income before income taxes	1,632	1,904	3,541	3,650
Provision for income taxes	287	372	681	702
Net income	1,345	1,532	2,860	2,948
Noncontrolling interests	36	1	38	2
Preferred stock dividends and other	75	77	178	165
Net income available to common shareholders	$1,234	$1,454	$2,644	$2,781
Basic EPS	$0.93	$1.09	$1.99	$2.09
Diluted EPS	0.92	1.09	1.98	2.08
Basic weighted average shares outstanding	1,331,953	1,330,160	1,330,286	1,329,601
Diluted weighted average shares outstanding	1,337,307	1,338,864	1,338,346	1,340,225

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,345	$1,532	$2,860	$2,948
OCI, net of tax:
Net change in net pension and postretirement costs	8	5	(6)	13
Net change in cash flow hedges	(317)	49	(192)	54
Net change in AFS securities	(550)	(2,849)	303	(7,838)
Net change in HTM securities	65	92	120	136
Other, net	1	(2)	2	(1)
Total OCI, net of tax	(793)	(2,705)	227	(7,636)
Total OCI	$552	$(1,173)	$3,087	$(4,688)
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$3	$3	$—	$5
Net change in cash flow hedges	(97)	15	(59)	16
Net change in AFS securities	(187)	(867)	75	(2,380)
Net change in HTM securities	17	27	32	40
Total income taxes related to OCI	$(264)	$(822)	$48	$(2,319)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, April 1, 2022	1,331,414	$6,673	$6,657	$34,539	$23,687	$(6,535)	$23	$65,044
Net income	—	—	—	—	1,531	—	1	1,532
OCI	—	—	—	—	—	(2,705)	—	(2,705)
Issued in connection with equity awards, net	87	—	1	(1)	(2)	—	—	(2)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(639)	—	—	(639)
Cash dividends declared on preferred stock	—	—	—	—	(77)	—	—	(77)
Equity-based compensation expense	—	—	—	96	—	—	—	96
Balance, June 30, 2022	1,326,393	$6,673	$6,632	$34,410	$24,500	$(9,240)	$24	$62,999
Balance, April 1, 2023	1,331,918	$6,673	$6,660	$34,582	$27,038	$(12,581)	$22	$62,394
Net income	—	—	—	—	1,309	—	36	1,345
OCI	—	—	—	—	—	(793)	—	(793)
Received in connection with IH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	58	—	—	1	(2)	—	—	(1)
Cash dividends declared on common stock	—	—	—	—	(693)	—	—	(693)
Cash dividends declared on preferred stock	—	—	—	—	(75)	—	—	(75)
Equity-based compensation expense	—	—	—	90	—	—	—	90
Other, net	—	—	—	—	—	—	1	1
Balance, June 30, 2023	1,331,976	$6,673	$6,660	$35,990	$27,577	$(13,374)	$155	$63,681
Balance, January 1, 2022	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	2,946	—	2	2,948
OCI	—	—	—	—	—	(7,636)	—	(7,636)
Issued in connection with equity awards, net	3,683	—	19	(107)	(3)	—	—	(91)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(1,276)	—	—	(1,276)
Cash dividends declared on preferred stock	—	—	—	—	(165)	—	—	(165)
Equity-based compensation expense	—	—	—	176	—	—	—	176
Other, net	—	—	—	—	—	—	22	22
Balance, June 30, 2022	1,326,393	$6,673	$6,632	$34,410	$24,500	$(9,240)	$24	$62,999
Balance, January 1, 2023	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537
Net income	—	—	—	—	2,822	—	38	2,860
OCI	—	—	—	—	—	227	—	227
Received in connection with IH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	5,147	—	26	(44)	(3)	—	—	(21)
Cash dividends declared on common stock	—	—	—	—	(1,384)	—	—	(1,384)
Cash dividends declared on preferred stock	—	—	—	—	(178)	—	—	(178)
Equity-based compensation expense	—	—	—	173	—	—	—	173
Other, net	—	—	—	—	56	—	(2)	54
Balance, June 30, 2023	1,331,976	$6,673	$6,660	$35,990	$27,577	$(13,374)	$155	$63,681

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$2,860	$2,948
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,040	76
Depreciation	350	397
Amortization of intangibles	267	280
Securities (gains) losses	—	70
Net change in operating assets and liabilities:
LHFS	(580)	395
Loan servicing rights	(45)	(638)
Pension asset	(1,388)	(468)
Derivative assets and liabilities	414	2,143
Trading assets	808	(807)
Other assets and other liabilities	592	(228)
Other, net	(470)	(391)
Net cash from operating activities	3,848	3,777
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4	3,198
Proceeds from maturities, calls and paydowns of AFS securities	3,518	8,285
Purchases of AFS securities	(282)	(8,658)
Proceeds from maturities, calls and paydowns of HTM securities	1,918	2,567
Purchases of HTM securities	—	(3,020)
Originations and purchases of loans and leases, net of sales and principal collected	3,258	(13,356)
Net cash received (paid) for securities borrowed or purchased under agreements to resell	866	1,378
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	—	(505)
Other, net	235	(694)
Net cash from investing activities	9,517	(10,805)
Cash Flows From Financing Activities:
Net change in deposits	(7,452)	8,275
Net change in short-term borrowings	1,003	8,444
Proceeds from issuance of long-term debt	40,884	943
Repayment of long-term debt	(39,152)	(5,831)
Repurchase of common stock	—	(250)
Cash dividends paid on common stock	(1,384)	(1,276)
Cash dividends paid on preferred stock	(178)	(165)
Net cash received (paid) for hedge unwinds	(378)	(198)
Net cash from IH minority stake sale	1,922	—
Other, net	(41)	(96)
Net cash from financing activities	(4,776)	9,846
Net Change in Cash and Cash Equivalents	8,589	2,818
Cash and Cash Equivalents, January 1	21,421	20,295
Cash and Cash Equivalents, June 30	$30,010	$23,113
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$4,041	$430
Income taxes	560	418
Noncash investing activities:
Transfer of AFS securities to HTM	—	59,436

The accompanying notes are an integral part of these consolidated financial statements.
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 should be referred to in connection with these unaudited interim consolidated financial statements. The Company updated its accounting policies in connection with recently adopted accounting standards, which are described in this footnote. There were no other significant changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 that could have a material effect on the Company’s financial statements.

Reclassifications

During the first quarter of 2023, Truist reclassified certain portfolios within the consumer portfolio segment to delineate home equity from other consumer portfolios. Additionally, Truist realigned Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior period results have been revised to conform to the current presentation.

During the second quarter of 2023, Truist updated its segment cost allocation methodology. Results for the first quarter of 2023 have been revised to conform to the current presentation. Management concluded the impact to 2022 was not material.

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

Truist Financial Corporation 9

The Company has identified borrowers that are included in the Loan Modifications disclosures in “Note 5. Loans and ACL” as follows:

•Commercial: the Company evaluates all modifications of loans to commercial borrowers that are rated substandard or worse and includes the modifications in its disclosure to the extent that the modification is considered other-than-insignificant.
•Consumer and credit card: loan modifications to consumer and credit card borrowers are generally limited to borrowers that are experiencing financial difficulty. As a result, the Company evaluates all modifications of consumer and credit card loans and includes them in the disclosure to the extent that they are considered other-than insignificant.

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
Truist adopted this standard early on a modified-retrospective basis. The adoption of this standard did not have a material impact on the financial statements. Refer to “Note 14. Commitments and Contingencies” for additional information regarding tax credit investments.

10 Truist Financial Corporation

NOTE 2. Business Combinations, Divestitures, and Noncontrolling Interests

Noncontrolling Interest

On April 3, 2023, the Company completed its sale of a 20% stake of the common equity in IH, which was previously wholly owned by Truist, to an investor group led by Stone Point Capital, LLC for $1.9 billion, with the proceeds, net of tax, recognized as an increase to shareholders’ equity. In connection with the transaction, the noncontrolling interest holder received profits interest representing 3.75% coverage on IH’s fully diluted equity value at transaction close, and certain consent and exit rights commensurate with a noncontrolling investor. Including these profits interests, the noncontrolling interest holder is allocated approximately 23% of IH pretax net income. The transaction allows Truist to maintain strategic flexibility and future upside in IH, which will continue to benefit from Truist’s operations, access to capital, and client relationships, while creating additional opportunities for the growth of IH through the support of a strong blue-chip investor in Stone Point Capital, LLC. Also in conjunction with the same transaction, IH granted certain event-vested profits interests and appreciation units, representing 4.50% coverage on IH’s fully diluted equity value at grant, to various IH employees and officers in the second quarter of 2023. These awards, subject to continued employment through the applicable event or date, will vest either upon, or from 6 months to two years following, a change in control of IH, depending on the nature of the change in control. No compensation expense is recognized for these event-vested awards until such an event is probable. The Company intends these awards to strengthen IH’s ability to incent and retain top talent, and realize IH’s full potential.

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

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Securities purchased under agreements to resell	$998	$2,415
Securities borrowed	1,317	766
Total securities borrowed or purchased under agreements to resell	$2,315	$3,181

Fair value of collateral permitted to be resold or repledged	$2,044	$3,058
Fair value of securities resold or repledged	491	864

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

	June 30, 2023			December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$—	$200	$200	$318	$—	$318
State and Municipal	195	—	195	272	—	272
GSE	—	—	—	74	—	74
Agency MBS - residential	—	2,300	2,300	1,019	26	1,045
Corporate and other debt securities	150	320	470	369	50	419
Total securities sold under agreements to repurchase	$345	$2,820	$3,165	$2,052	$76	$2,128

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

Truist Financial Corporation 11

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

June 30, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,423	$—	$705	$9,718
GSE	325	—	37	288
Agency MBS - residential	62,983	—	9,788	53,195
Agency MBS - commercial	2,843	—	551	2,292
States and political subdivisions	425	14	21	418
Non-agency MBS	3,817	—	789	3,028
Other	26	—	—	26
Total AFS securities	$80,842	$14	$11,891	$68,965
HTM securities:
Agency MBS - residential	$55,958	$—	$10,002	$45,956

December 31, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$11,080	$—	$785	$10,295
GSE	339	—	36	303
Agency MBS - residential	65,377	—	10,152	55,225
Agency MBS - commercial	2,887	—	463	2,424
States and political subdivisions	425	15	24	416
Non-agency MBS	3,927	—	810	3,117
Other	21	—	—	21
Total AFS securities	$84,056	$15	$12,270	$71,801
HTM securities:
Agency MBS - residential	$57,713	$—	$9,922	$47,791

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	June 30, 2023
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$41,052	$34,325
FHLMC	41,601	34,612

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
June 30, 2023 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$2,885	$7,492	$17	$29	$10,423	$2,803	$6,874	$15	$26	$9,718
GSE	—	7	11	307	325	—	7	10	271	288
Agency MBS - residential	—	99	511	62,373	62,983	—	93	476	52,626	53,195
Agency MBS - commercial	1	—	71	2,771	2,843	1	—	66	2,225	2,292
States and political subdivisions	3	94	139	189	425	4	92	144	178	418
Non-agency MBS	—	—	—	3,817	3,817	—	—	—	3,028	3,028
Other	5	8	13	—	26	5	8	13	—	26
Total AFS securities	$2,894	$7,700	$762	$69,486	$80,842	$2,813	$7,074	$724	$58,354	$68,965
HTM securities:
Agency MBS - residential	$—	$—	$—	$55,958	$55,958	$—	$—	$—	$45,956	$45,956

12 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$859	$21	$8,841	$684	$9,700	$705
GSE	110	7	169	30	279	37
Agency MBS - residential	888	47	52,284	9,741	53,172	9,788
Agency MBS - commercial	116	7	2,176	544	2,292	551
States and political subdivisions	66	3	206	18	272	21
Non-agency MBS	—	—	3,028	789	3,028	789
Other	—	—	21	—	21	—
Total	$2,039	$85	$66,725	$11,806	$68,764	$11,891
HTM securities:
Agency MBS - residential	$—	$—	$45,956	$10,002	$45,956	$10,002

	Less than 12 months		12 months or more		Total
December 31, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,069	$49	$8,186	$736	$10,255	$785
GSE	180	14	114	22	294	36
Agency MBS - residential	25,041	3,263	30,050	6,889	55,091	10,152
Agency MBS - commercial	790	92	1,631	371	2,421	463
States and political subdivisions	251	21	20	3	271	24
Non-agency MBS	—	—	3,117	810	3,117	810
Other	21	—	—	—	21	—
Total	$28,352	$3,439	$43,118	$8,831	$71,470	$12,270
HTM securities:
Agency MBS - residential	$29,369	$5,613	$18,422	$4,309	$47,791	$9,922

At June 30, 2023 and December 31, 2022, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$13
Gross realized losses	—	(1)	—	(83)
Securities gains (losses), net	$—	$(1)	$—	$(70)

Truist Financial Corporation 13

NOTE 5. Loans and ACL

In the first quarter of 2023, the Company adopted the Troubled Debt Restructurings and Vintage Disclosures accounting standard. Certain newly required disclosures in this footnote are presented as of and for the period ended June 30, 2023 only as the adoption of this guidance did not impact the prior periods. As such, disclosures were provided related to TDRs as of December 31, 2022 and for the three and six months ended June 30, 2022 under prior accounting standards. Refer to “Note 1. Basis of Presentation” for additional information.

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured. Truist sold its student loan portfolio at the end of the second quarter of 2023, which had a carrying value of $4.7 billion. The six months ended June 30, 2023 includes $98 million of charge-offs related to the sale, which was previously provided for in the allowance.

	Accruing
June 30, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$166,413	$142	$36	$562	$167,153
CRE	22,512	38	—	275	22,825
Commercial construction	5,916	6	5	16	5,943
Consumer:
Residential mortgage	55,170	521	564	221	56,476
Home equity	10,156	56	7	129	10,348
Indirect auto	24,948	549	—	262	25,759
Other consumer	28,522	175	12	46	28,755
Credit card	4,732	63	38	—	4,833
Total	$318,369	$1,550	$662	$1,511	$322,092
(1)Includes government guaranteed loans of $541 million in the residential mortgage portfolio.

	Accruing
December 31, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$163,604	$256	$49	$398	$164,307
CRE	22,568	25	1	82	22,676
Commercial construction	5,844	5	—	—	5,849
Consumer:
Residential mortgage	55,005	614	786	240	56,645
Home equity	10,661	68	12	135	10,876
Indirect auto	27,015	646	1	289	27,951
Other consumer	27,289	187	13	44	27,533
Student	4,179	402	706	—	5,287
Credit card	4,766	64	37	—	4,867
Total	$320,931	$2,267	$1,605	$1,188	$325,991
(1)Includes government guaranteed loans of $759 million in the residential mortgage portfolio and $702 million in the student portfolio.
14 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

June 30, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$18,434	$37,324	$17,548	$9,277	$6,628	$12,487	$59,200	$—	$(240)	$160,658
Special mention	328	619	702	196	117	181	755	—	—	2,898
Substandard	133	780	420	188	385	431	698	—	—	3,035
Nonperforming	82	175	51	11	21	38	184	—	—	562
Total	18,977	38,898	18,721	9,672	7,151	13,137	60,837	—	(240)	167,153
Gross charge-offs	20	46	28	18	3	17	50	—	—	182
CRE:
Pass	2,463	5,055	3,025	2,179	3,139	3,324	997	—	(71)	20,111
Special mention	237	446	39	86	123	56	55	—	—	1,042
Substandard	104	355	231	40	366	301	—	—	—	1,397
Nonperforming	—	110	2	2	85	76	—	—	—	275
Total	2,804	5,966	3,297	2,307	3,713	3,757	1,052	—	(71)	22,825
Gross charge-offs	—	11	1	—	—	29	—	—	—	41
Commercial construction:
Pass	423	1,806	1,640	419	149	135	852	—	—	5,424
Special mention	39	135	90	129	—	—	15	—	—	408
Substandard	3	30	7	55	—	—	—	—	—	95
Nonperforming	15	—	—	—	1	—	—	—	—	16
Total	480	1,971	1,737	603	150	135	867	—	—	5,943
Consumer:
Residential mortgage:
Current	1,811	13,731	16,985	5,933	2,957	13,753	—	—	—	55,170
30 - 89 days past due	4	33	37	26	30	391	—	—	—	521
90 days or more past due	—	17	29	45	42	431	—	—	—	564
Nonperforming	—	6	10	11	16	178	—	—	—	221
Total	1,815	13,787	17,061	6,015	3,045	14,753	—	—	—	56,476
Gross charge-offs	—	—	2	—	—	—	—	—	—	2
Home equity:
Current	—	—	—	—	—	—	6,350	3,806	—	10,156
30 - 89 days past due	—	—	—	—	—	—	37	19	—	56
90 days or more past due	—	—	—	—	—	—	4	3	—	7
Nonperforming	—	—	—	—	—	—	47	82	—	129
Total	—	—	—	—	—	—	6,438	3,910	—	10,348
Gross charge-offs	—	—	—	—	—	—	4	—	—	4
Indirect auto:
Current	3,203	9,764	5,842	3,236	1,851	1,061	—	—	(9)	24,948
30 - 89 days past due	25	166	135	80	70	73	—	—	—	549
Nonperforming	4	68	68	44	41	37	—	—	—	262
Total	3,232	9,998	6,045	3,360	1,962	1,171	—	—	(9)	25,759
Gross charge-offs	1	88	58	29	29	37	—	—	—	242
Other consumer:
Current	6,258	9,337	4,638	2,445	1,363	1,499	2,964	15	3	28,522
30 - 89 days past due	30	60	33	20	15	11	4	2	—	175
90 days or more past due	1	8	1	1	—	—	1	—	—	12
Nonperforming	1	7	14	8	6	9	—	1	—	46
Total	6,290	9,412	4,686	2,474	1,384	1,519	2,969	18	3	28,755
Gross charge-offs	24	76	46	26	18	7	12	—	—	209
Student:(2)
Gross charge-offs	—	—	—	—	—	108	—	—	—	108
Credit card:
Current	—	—	—	—	—	—	4,715	17	—	4,732
30 - 89 days past due	—	—	—	—	—	—	62	1	—	63
90 days or more past due	—	—	—	—	—	—	37	1	—	38
Total	—	—	—	—	—	—	4,814	19	—	4,833
Gross charge-offs	—	—	—	—	—	—	103	1	—	104
Total	$33,598	$80,032	$51,547	$24,431	$17,405	$34,472	$76,977	$3,947	$(317)	$322,092
Gross charge-offs	$45	$221	$135	$73	$50	$198	$169	$1	$—	$892

Truist Financial Corporation 15

December 31, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$45,890	$21,642	$11,219	$8,258	$4,977	$9,686	$57,854	$—	$(199)	$159,327
Special mention	243	302	143	160	61	88	721	—	—	1,718
Substandard	518	387	113	413	249	187	997	—	—	2,864
Nonperforming	47	53	10	28	46	27	187	—	—	398
Total	46,698	22,384	11,485	8,859	5,333	9,988	59,759	—	(199)	164,307
CRE:
Pass	6,141	3,595	2,220	3,846	2,092	2,265	757	—	(70)	20,846
Special mention	106	118	74	229	281	5	18	—	—	831
Substandard	106	99	35	422	121	134	—	—	—	917
Nonperforming	—	3	—	—	77	2	—	—	—	82
Total	6,353	3,815	2,329	4,497	2,571	2,406	775	—	(70)	22,676
Commercial construction:
Pass	1,501	1,500	825	290	212	71	1,056	—	—	5,455
Special mention	80	—	93	—	—	—	35	—	—	208
Substandard	114	—	18	1	53	—	—	—	—	186
Total	1,695	1,500	936	291	265	71	1,091	—	—	5,849
Consumer:
Residential mortgage:
Current	13,824	17,340	6,167	3,084	1,384	13,206	—	—	—	55,005
30 - 89 days past due	55	61	32	37	43	386	—	—	—	614
90 or more days past due	5	31	62	62	91	535	—	—	—	786
Nonperforming	4	6	10	12	17	191	—	—	—	240
Total	13,888	17,438	6,271	3,195	1,535	14,318	—	—	—	56,645
Home equity:
Current	—	—	—	—	—	—	6,843	3,818	—	10,661
30 - 89 days past due	—	—	—	—	—	—	48	20	—	68
90 days or more past due	—	—	—	—	—	—	9	3	—	12
Nonperforming	—	—	—	—	—	—	44	91	—	135
Total	—	—	—	—	—	—	6,944	3,932	—	10,876
Indirect auto:
Current	11,646	7,141	4,105	2,461	1,096	559	—	—	7	27,015
30 - 89 days past due	147	174	111	100	60	54	—	—	—	646
90 days or more past due	1	—	—	—	—	—	—	—	—	1
Nonperforming	41	77	56	56	34	25	—	—	—	289
Total	11,835	7,392	4,272	2,617	1,190	638	—	—	7	27,951
Other consumer:
Current	11,270	5,805	3,167	1,814	865	1,061	3,278	29	—	27,289
30 - 89 days past due	68	44	26	20	10	7	10	2	—	187
90 days or more past due	8	1	1	1	—	—	2	—	—	13
Nonperforming	4	11	8	9	2	8	2	—	—	44
Total	11,350	5,861	3,202	1,844	877	1,076	3,292	31	—	27,533
Student:
Current	—	—	17	71	57	4,034	—	—	—	4,179
30 - 89 days past due	—	—	—	1	1	400	—	—	—	402
90 days or more past due	—	—	—	1	1	704	—	—	—	706
Total	—	—	17	73	59	5,138	—	—	—	5,287
Credit card:
Current	—	—	—	—	—	—	4,750	16	—	4,766
30 - 89 days past due	—	—	—	—	—	—	63	1	—	64
90 days or more past due	—	—	—	—	—	—	36	1	—	37
Total	—	—	—	—	—	—	4,849	18	—	4,867
Total	$91,819	$58,390	$28,512	$21,376	$11,830	$33,635	$76,710	$3,981	$(262)	$325,991
(1)Includes certain deferred fees and costs and other adjustments.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

16 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2022
Commercial:
Commercial and industrial	$1,319	$(17)	$13	$42	$—	$1,357
CRE	283	(1)	6	(51)	—	237
Commercial construction	53	—	1	(4)	—	50
Consumer:
Residential mortgage	310	(2)	4	15	—	327
Home equity	88	(3)	6	(3)	—	88
Indirect auto	957	(77)	26	46	—	952
Other Consumer	697	(100)	20	111	—	728
Student	115	(4)	—	(10)	(1)	100
Credit card	348	(40)	9	31	—	348
ALLL	4,170	(244)	85	177	(1)	4,187
RUFC	253	—	—	(6)	—	247
ACL	$4,423	$(244)	$85	$171	$(1)	$4,434

(Dollars in millions)	Balance at Apr 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2023
Commercial:
Commercial and industrial	$1,497	$(107)	$13	$133	$—	$1,536
CRE	251	(35)	—	186	—	402
Commercial construction	87	—	—	22	—	109
Consumer:
Residential mortgage	332	(1)	2	(13)	—	320
Home equity	87	(2)	5	(5)	—	85
Indirect auto	993	(115)	31	72	—	981
Other consumer	779	(104)	20	113	—	808
Student(2)	98	(103)	—	5	—	—
Credit card	355	(53)	9	54	—	365
ALLL	4,479	(520)	80	567	—	4,606
RUFC	282	—	—	(9)	—	273
ACL	$4,761	$(520)	$80	$558	$—	$4,879

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2022
Commercial:
Commercial and industrial	$1,426	$(48)	$30	$(51)	$—	$1,357
CRE	350	(2)	7	(118)	—	237
Commercial construction	52	(1)	2	(3)	—	50
Consumer:
Residential mortgage	308	(4)	10	13	—	327
Home equity	96	(4)	11	(15)	—	88
Indirect auto	1,022	(179)	49	60	—	952
Other consumer	714	(176)	41	149	—	728
Student	117	(10)	—	(7)	—	100
Credit card	350	(81)	18	61	—	348
ALLL	4,435	(505)	168	89	—	4,187
RUFC	260	—	—	(13)	—	247
ACL	$4,695	$(505)	$168	$76	$—	$4,434

Truist Financial Corporation 17

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2023
Commercial:
Commercial and industrial	$1,409	$(182)	$26	$284	$(1)	$1,536
CRE	224	(41)	1	218	—	402
Commercial construction	46	—	1	62	—	109
Consumer:
Residential mortgage	399	(2)	4	—	(81)	320
Home equity	90	(4)	11	(12)	—	85
Indirect auto	981	(242)	57	172	13	981
Other consumer	770	(209)	37	211	(1)	808
Student(2)	98	(108)	—	10	—	—
Credit card	360	(104)	18	94	(3)	365
ALLL	4,377	(892)	155	1,039	(73)	4,606
RUFC	272	—	—	1	—	273
ACL	$4,649	$(892)	$155	$1,040	$(73)	$4,879
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

The commercial ALLL increased $212 million and $368 million and the consumer ALLL decreased $95 million and $144 million during the three and six months ended June 30, 2023, respectively. The increase in the commercial ALLL primarily reflects loan growth and an updated economic outlook. The decrease in the consumer ALLL was primarily driven by the sale of the student portfolio in the current quarter as well as first quarter 2023 impacts associated with the adoption of the Troubled Debt Restructurings and Vintage Disclosure accounting standard. Considerations for the updated economic outlook include the potential impacts related to the risks associated with inflation, rising rates, geopolitical events, and recession.

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

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the June 30, 2023 ACL, unchanged since December 31, 2022. While the scenario weightings were unchanged, each forecast scenario reflected deterioration in certain economic variables over the reasonable and supportable forecast period when compared to the prior period. The overall economic forecast shaping the ACL estimate at June 30, 2023 included GDP growth in the low-single digits and an unemployment rate near mid-single digits.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The June 30, 2023 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

18 Truist Financial Corporation

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	June 30, 2023		December 31, 2022
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$93	$469	$120	$278
CRE	69	206	75	7
Commercial construction	—	16	—	—
Consumer:
Residential mortgage	1	220	4	236
Home equity	1	128	2	133
Indirect auto	22	240	3	286
Other consumer	—	46	—	44
Total	$186	$1,325	$204	$984

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Nonperforming loans and leases HFI	$1,511	$1,188
Nonperforming LHFS	13	—
Foreclosed real estate	3	4
Other foreclosed property	56	58
Total nonperforming assets	$1,583	$1,250

Residential mortgage loans in the process of foreclosure	$229	$248

Loan Modifications

The following tables summarize the period-end amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted. These tables include modification activity that occurred on or after January 1, 2023. The volume of payment delay modifications is expected to increase throughout 2023 as the cumulative period over which such modifications are evaluated gradually extends to a full 12-month rolling period:

Three Months Ended June 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$265	$—	$—	$21	$44	$—	$—	$—	$330	0.20%
CRE	49	—	—	—	—	—	—	—	49	0.21
Commercial construction	2	—	—	—	—	—	—	—	2	0.03
Consumer:
Residential mortgage	—	25	39	36	1	89	18	5	213	0.38
Home equity	—	—	—	—	3	—	—	1	4	0.04
Indirect auto	—	7	—	141	4	—	—	7	159	0.62
Other consumer	—	5	—	—	1	—	—	1	7	0.02
Credit card	—	—	—	—	—	—	—	5	5	0.10
Total	$316	$37	$39	$198	$53	$89	$18	$19	$769	0.24
Truist Financial Corporation 19

Six Months Ended June 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$499	$—	$—	$21	$44	$—	$—	$—	$564	0.34%
CRE	139	—	—	48	—	—	—	—	187	0.82
Commercial construction	3	—	—	—	—	—	—	—	3	0.05
Consumer:
Residential mortgage	—	53	69	54	2	180	37	8	403	0.71
Home equity	—	—	—	—	5	—	—	2	7	0.07
Indirect auto	—	12	—	145	9	—	—	11	177	0.69
Other consumer	—	9	—	1	3	—	—	2	15	0.05
Credit card	—	—	—	—	—	—	—	9	9	0.19
Total	$641	$74	$69	$269	$63	$180	$37	$32	$1,365	0.42

Three Months Ended June 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 5 months and increased the interest rate by 0.3%.
CRE	Extended the term by 11 months.
Commercial construction	Extended the term by 2 months.
Term Extensions
Residential mortgage	Extended the term by 145 months.
Indirect auto	Extended the term by 22 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided payment deferral of 189 days.
Residential mortgage	Provided payment deferral of 214 days.
Indirect auto	Provided payment deferral of 125 days.
Combination - Interest Rate Adjustment and Term Extension
Commercial and industrial	Extended the term by 76 months and increased the interest rate by 3%.
Residential mortgage	Extended the term by 123 months and increased the interest rate by 1%.
Home equity	Extended the term by 169 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 10 months and decreased the interest rate by 7%.
Other consumer	Extended the term by 26 months and decreased the interest rate by 1%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 103 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 169 months, and increased the interest rate by 0.1%.

20 Truist Financial Corporation

Six Months Ended June 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 5 months and increased the interest rate by 0.3%.
CRE	Extended the term by 10 months and increased the interest rate by 0.1%.
Commercial construction	Extended the term by 3 months.
Term Extensions
Residential mortgage	Extended the term by 151 months.
Indirect auto	Extended the term by 22 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 189 days of payment deferral.
CRE	Provided 232 days of payment deferral.
Residential mortgage	Provided 209 days of payment deferral.
Indirect auto	Provided 125 days of payment deferral.
Other consumer	Provided 151 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Commercial and industrial	Extended the term by 76 months and increased the interest rate by 3%.
Residential mortgage	Extended the term by 114 months and increased the interest rate by 0.4%.
Home equity	Extended the term by 229 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 11 months and decreased the interest rate by 7%.
Other consumer	Extended the term by 63 months and decreased the interest rate by 2%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 107 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 125 months, and decreased the interest rate by 0.1%.

The tables above exclude trial modifications totaling $88 million as of June 30, 2023. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of June 30, 2023, Truist had $419 million in unfunded lending commitments related to the modified obligations summarized in the tables above.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Truist Financial Corporation 21

Truist closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the delinquency status of loans that were modified:

	Payment Status (Amortized Cost Basis)
June 30, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$528	$3	$33	$564
CRE	187	—	—	187
Commercial construction	3	—	—	3
Consumer:
Residential mortgage	282	77	44	403
Home equity	6	—	1	7
Indirect auto	157	17	3	177
Other consumer	14	1	—	15
Credit card	7	1	1	9
Total	$1,184	$99	$82	$1,365
Total nonaccrual loans included above	$291	$23	$47	$361

The following table provides the amortized cost basis of financing receivables that were modified and were in payment default:

June 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$33	$—	$—	$—	$—	$—	$—	$33
Consumer:
Residential mortgage	—	5	3	18	14	2	2	44
Home equity	—	—	—	—	—	—	1	1
Indirect auto	—	—	—	—	—	—	3	3
Credit card	—	—	—	—	—	—	1	1
Total	$33	$5	$3	$18	$14	$2	$7	$82

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Dec 31, 2022
Performing TDRs:
Commercial:
Commercial and industrial	$136
CRE	5
Commercial construction	1
Consumer:
Residential mortgage	1,252
Home equity	51
Indirect auto	462
Other consumer	31
Student	30
Credit card	18
Total performing TDRs	1,986
Nonperforming TDRs	214
Total TDRs	$2,200
ALLL attributable to TDRs	$152

The primary type of modification for TDRs designated in 2022 is summarized in the tables below. TDR balances represent the recorded investment at the end of the quarter in which the modification was made. The prior quarter balance represents recorded investment at the beginning of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.
22 Truist Financial Corporation

	As of / For the Three Months Ended June 30, 2022				As of / For the Six Months Ended June 30, 2022
	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial	$—	$1	$1	$—	$—	$9	$11	$—
Consumer	97	197	293	14	245	388	622	29
Credit card	2	—	2	1	4	—	4	2
Re-modification of previously designated TDRs	9	29			30	40

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Unearned income, discounts, and net deferred loan fees and costs	$401	$269

NOTE 6. Goodwill and Other Intangible Assets

The Company performed a qualitative assessment of current events and circumstances, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, and a comparison of management’s forecast and assumptions to those used in its October 1, 2022 qualitative impairment test. Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2023, and therefore no triggering event occurred that required a quantitative goodwill impairment test. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2023 relates to the realignment of Prime Rate Premium Finance Corporation into the C&CB segment from the IH segment. Activity during 2022 reflects the acquisition of BankDirect Capital Finance, BenefitMall, and Kensington Vanguard National Land Services. Refer to “Note 2. Business Combinations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the acquisitions and “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2022	$16,870	$6,149	$3,079	$26,098
Mergers and acquisitions	—	—	912	912
Adjustments and other	(5)	5	3	3
Goodwill, December 31, 2022	16,865	6,154	3,994	27,013
Adjustments and other	—	216	(216)	—
Goodwill, June 30, 2023	$16,865	$6,370	$3,778	$27,013

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,473	$(1,527)	$946	$2,473	$(1,403)	$1,070
Other, primarily client relationship intangibles	3,791	(1,334)	2,457	3,812	(1,210)	2,602
Total	$6,264	$(2,861)	$3,403	$6,285	$(2,613)	$3,672

Truist Financial Corporation 23

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
UPB of residential mortgage loan servicing portfolio	$280,064	$274,028
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	222,917	217,046
Mortgage loans sold with recourse	184	200
Maximum recourse exposure from mortgage loans sold with recourse liability	115	127
Indemnification, recourse and repurchase reserves	53	56

As of / For the Six Months Ended June 30, (Dollars in millions)	2023	2022
UPB of residential mortgage loans sold from LHFS	$7,101	$15,907
Pre-tax gains recognized on mortgage loans sold and held for sale	34	66
Servicing fees recognized from mortgage loans serviced for others	364	297
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.27%	0.30%
Weighted average interest rate on mortgage loans serviced for others	3.54	3.42

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2023	2022
Residential MSRs, carrying value, January 1	$3,428	$2,305
Acquired	123	195
Additions	129	257
Sales	(429)	—
Change in fair value due to changes in valuation inputs or assumptions(1)	64	606
Realization of expected net servicing cash flows, passage of time, and other	(133)	(215)
Residential MSRs, carrying value, June 30	$3,182	$3,148
(1)The six months ended June 30, 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	7.4%	14.8%	8.1%	8.6%	12.5%	9.0%
Effect on fair value of a 10% increase			$(88)			$(110)
Effect on fair value of a 20% increase			(170)			(211)
OAS	2.1%	12.2%	4.7%	1.2%	11.4%	4.0%
Effect on fair value of a 10% increase			$(60)			$(55)
Effect on fair value of a 20% increase			(119)			(108)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.6%			99.5%
Adjustable-rate residential mortgage loans			0.4			0.5
Total			100.0%			100.0%
Weighted average life			7.2 years			6.8 years

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

24 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
UPB of CRE mortgages serviced for others	$35,076	$36,622
CRE mortgages serviced for others covered by recourse provisions	9,698	9,955
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,819	2,861
Recorded reserves related to recourse exposure	17	17
CRE mortgages originated during the year-to-date period	2,046	7,779
Commercial MSRs at fair value	292	301

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	June 30, 2023		December 31, 2022
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,128	$22	$1,193	$20
Total lease liabilities	1,460	25	1,545	23
Weighted average remaining term	6.3 years	5.8 years	6.6 years	5.6 years
Weighted average discount rate	2.9%	3.6%	2.7%	3.4%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Operating lease costs	$74	$75	$156	$160

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Assets held under operating leases(1)	$2,065	$2,090
Accumulated depreciation	(561)	(550)
Net	$1,504	$1,540
(1) Includes certain land parcels subject to operating leases that have indefinite lives.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.7 billion at June 30, 2023 and $7.6 billion at December 31, 2022.
Truist Financial Corporation 25

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
FHLB advances	$18,900	$18,900
Securities sold under agreements to repurchase	3,165	2,128
Securities sold short	1,585	1,551
Collateral in excess of derivative exposures	463	403
Master notes	242	370
Other short-term borrowings	101	70
Total short-term borrowings	$24,456	$23,422

The following table presents a summary of long-term debt:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Truist Financial Corporation:
Fixed rate senior notes	$19,093	$14,107
Floating rate senior notes	999	999
Fixed rate subordinated notes(1)	1,857	1,882
Capital notes(1)	627	625
Structured notes(2)	—	12
Truist Bank:
Fixed rate senior notes	4,634	6,982
Floating rate senior notes	1,250	1,749
Fixed rate subordinated notes(1)	4,758	4,767
Fixed rate FHLB advances	2	2
Floating rate FHLB advances	10,300	10,800
Other long-term debt(3)	1,229	1,278
Total long-term debt	$44,749	$43,203
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

26 Truist Financial Corporation

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash dividends declared per share	$0.52	$0.48	$1.04	$0.96

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, April 1, 2022	$(78)	$(4)	$(3,627)	$(2,828)	$2	$(6,535)
OCI before reclassifications, net of tax	—	46	(2,873)	—	(2)	(2,829)
Amounts reclassified from AOCI:
Before tax	8	5	32	119	—	164
Tax effect	3	2	8	27	—	40
Amounts reclassified, net of tax	5	3	24	92	—	124
Total OCI, net of tax	5	49	(2,849)	92	(2)	(2,705)
AOCI balance, June 30, 2022	$(73)	$45	$(6,476)	$(2,736)	$—	$(9,240)
AOCI balance, April 1, 2023	$(1,549)	$47	$(8,542)	$(2,533)	$(4)	$(12,581)
OCI before reclassifications, net of tax	(5)	(321)	(496)	—	1	(821)
Amounts reclassified from AOCI:
Before tax	17	5	(71)	82	—	33
Tax effect	4	1	(17)	17	—	5
Amounts reclassified, net of tax	13	4	(54)	65	—	28
Total OCI, net of tax	8	(317)	(550)	65	1	(793)
AOCI balance, June 30, 2023	$(1,541)	$(270)	$(9,092)	$(2,468)	$(3)	$(13,374)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2022	$(86)	$(9)	$(1,510)	$—	$1	$(1,604)
OCI before reclassifications, net of tax	2	46	(7,909)	—	(1)	(7,862)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	16	11	93	176	—	296
Tax effect	5	3	22	40	—	70
Amounts reclassified, net of tax	11	8	71	136	—	226
Total OCI, net of tax	13	54	(7,838)	136	(1)	(7,636)
AOCI balance, June 30, 2022	$(73)	$45	$(6,476)	$(2,736)	$—	$(9,240)
AOCI balance, January 1, 2023	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
OCI before reclassifications, net of tax	(31)	(196)	407	—	2	182
Amounts reclassified from AOCI:
Before tax	33	5	(136)	152	—	54
Tax effect	8	1	(32)	32	—	9
Amounts reclassified, net of tax	25	4	(104)	120	—	45
Total OCI, net of tax	(6)	(192)	303	120	2	227
AOCI balance, June 30, 2023	$(1,541)	$(270)	$(9,092)	$(2,468)	$(3)	$(13,374)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income

Truist Financial Corporation 27

NOTE 12. Income Taxes

For the three months ended June 30, 2023 and 2022, the provision for income taxes was $287 million and $372 million, respectively, representing effective tax rates of 17.6% and 19.5%, respectively. For the six months ended June 30, 2023 and 2022, the provision for income taxes was $681 million and $702 million, respectively, representing effective tax rates of 19.2% for both periods. The lower effective tax rate for the three months ended June 30, 2023 was primarily driven by lower income before taxes. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2023	2022	2023	2022
Service cost	Personnel expense	$93	$140	$186	$279
Interest cost	Other expense	112	88	223	176
Estimated return on plan assets	Other expense	(228)	(270)	(456)	(539)
Amortization and other	Other expense	19	9	39	17
Net periodic (benefit) cost		$(4)	$(33)	$(8)	$(67)

Truist makes contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $1.3 billion were made to the Truist pension plan during the six months ended June 30, 2023.

28 Truist Financial Corporation

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

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Jun 30, 2023	Dec 31, 2022
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$5,960	$5,869
Amount of future funding commitments included in carrying amount	Other liabilities	1,796	1,762
Lending exposure	Loans and leases for funded amounts	1,667	1,547
Renewable energy investments:
Carrying amount	Other assets	246	264
Amount of future funding commitments not included in carrying amount	NA	662	361
SBIC and certain other equity method investments:
Carrying amount	Other assets	633	596
Amount of future funding commitments not included in carrying amount	NA	565	532

The following table presents a summary of tax credits and amortization associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments was immaterial.

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2023	2022	2023	2022
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$160	$151	$317	$302
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits(1)	Provision for income taxes	$150	$124	$298	$248
Other community development investments(1)	Other noninterest income	3	20	5	39
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

Truist Financial Corporation 29

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Commitments to extend, originate, or purchase credit and other commitments	$215,275	$216,838
Residential mortgage loans sold with recourse	184	200
CRE mortgages serviced for others covered by recourse provisions	9,698	9,955
Other loans serviced for others covered by recourse provisions	759	723
Letters of credit	5,893	6,030

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

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Total return swaps:
VIE assets	$1,812	$1,830
Trading loans and bonds	1,734	1,790
VIE liabilities	43	163

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

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Pledged securities	$40,590	$38,012
Pledged loans:
FRB	72,823	71,234
FHLB	68,987	68,988
Unused borrowing capacity:
FRB	52,737	49,250
FHLB	23,219	20,770

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
30 Truist Financial Corporation

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of June 30, 2023. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company deemed the likelihood of that outcome to be remote. In addition, the matters underlying this estimate will change from time to time. Estimated losses are based upon currently available information and involve considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors.

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

United Services Automobile Association v. Truist Bank

USAA filed a lawsuit on July 29, 2022 against the Company in the United States District Court for the Eastern District of Texas alleging that the Company’s mobile remote deposit capture systems infringe three patents held by USAA. The complaint seeks damages, including for alleged willful infringement and a corresponding request that the amount of actual damages be trebled, as well as injunctive and other equitable relief. The Company filed its answer and affirmative defenses on October 11, 2022, denying that it infringes any of the patents at issue in the lawsuit and asserting that USAA’s patents are invalid or unenforceable. On December 30, 2022, the Company filed a motion for leave to amend its answer to assert counterclaims seeking damages as well as injunctive relief against USAA for infringing four patents owned by the Company and practiced by USAA’s mobile remote deposit capture systems. On March 13, 2023, USAA filed a motion for leave to file a first amended complaint asserting infringement claims related to a fourth USAA patent. On April 8, 2023, the Company’s motion for leave to amend its answer to assert counterclaims was granted. On April 14, 2023, USAA filed a motion seeking to sever the Company’s counterclaims from the case, and on May 1, 2023, USAA filed a motion to dismiss claims related to two of the counterclaim patents. On May 3, 2023, USAA filed a motion for leave to file a second amended complaint asserting infringement claims related to a fifth USAA patent. On May 15, 2023, the Company filed a motion for leave to file a second amended answer and counterclaims to bring claims against USAA for infringement related to two additional patents owned by the Company. On June 21, 2023, the district court entered an order granting both USAA’s and the Company’s pending motions for leave to amend their pleadings. On June 27, 2023, USAA filed an updated motion to sever, seeking to sever the two additional patents asserted by Truist from the case, and USAA also moved to dismiss claims related to these patents on July 6, 2023. Discovery in the district court proceedings is ongoing, and trial is presently set to commence on March 18, 2024.

Truist Financial Corporation 31

At the Patent Trial and Appeal Board, the Company filed separate petitions for inter partes review on October 11, November 7, and November 15, 2022 challenging the validity of each of the first three patents asserted by USAA in the lawsuit. In addition, on April 13, 2023, the Company filed a petition for inter partes review challenging the validity of the fourth patent USAA added to the lawsuit. On May 16, 2023, the Patent Trial and Appeal Board denied institution of the Company’s petitions for inter partes review challenging one of the first three USAA patents, and the Company has filed a Request for Rehearing by the Director of one of the decisions denying institution. On May 18 and June 14, 2023, the Patent Trial and Appeal Board granted institution of the Company’s petitions for inter partes review challenging the second and third patents originally brought by USAA in its lawsuit. For those patents for which institution of the petitions for inter partes review has been granted, the Patent Trial and Appeal Board will review the validity of the claims in the applicable patent(s) upon further proceedings which will include briefing by the parties and a hearing before the assigned panel.

Recordkeeping Matters

The SEC and CFTC have requested information from various subsidiaries of the Company that conduct broker-dealer, investment adviser, and swap dealer activities regarding compliance with applicable recordkeeping requirements for business-related electronic communications. The Company is cooperating with these requests. The SEC and CFTC have been conducting similar investigations of other financial institutions regarding business-related communications sent over unapproved electronic messaging channels and have entered into a number of resolutions with various institutions to date.

FDIC Special Assessment

During the second quarter of 2023, the FDIC issued a proposed rule to impose a special assessment to recover the losses to the Deposit Insurance Fund following the recent bank failures. The assessment would be based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. If the final rule is adopted as proposed, the special assessment for Truist is estimated at approximately $460 million to be recognized at the time the rule is finalized and paid in eight quarterly installments beginning in the first quarter of 2024. The actual assessment may vary as a result of the final rule, including any changes to the calculation methodology. Additionally, the FDIC would have the ability to cease collection early, extend the collection period to collect any difference between the estimated and actual losses to the Deposit Insurance Fund, and impose a final shortfall assessment on a one-time basis.

32 Truist Financial Corporation

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$142	$—	$142	$—	$—
GSE	50	—	50	—	—
Agency MBS - residential	—	—	—	—	—
States and political subdivisions	466	—	466	—	—
Corporate and other debt securities	1,368	—	1,368	—	—
Loans	1,701	—	1,701	—	—
Other	370	306	64	—	—
Total trading assets	4,097	306	3,791	—	—
AFS securities:
U.S. Treasury	9,718	—	9,718	—	—
GSE	288	—	288	—	—
Agency MBS - residential	53,195	—	53,195	—	—
Agency MBS - commercial	2,292	—	2,292	—	—
States and political subdivisions	418	—	418	—	—
Non-agency MBS	3,028	—	3,028	—	—
Other	26	—	26	—	—
Total AFS securities	68,965	—	68,965	—	—
LHFS at fair value	1,645	—	1,645	—	—
Loans and leases	16	—	—	16	—
Loan servicing rights at fair value	3,497	—	—	3,497	—
Other assets:
Derivative assets	805	907	1,819	2	(1,923)
Equity securities	910	803	107	—	—
Total assets	$79,935	$2,016	$76,327	$3,515	$(1,923)
Liabilities:
Derivative liabilities	$3,128	$486	$4,665	$33	$(2,056)
Securities sold short	1,585	263	1,322	—	—
Total liabilities	$4,713	$749	$5,987	$33	$(2,056)

Truist Financial Corporation 33

December 31, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$137	$—	$137	$—	$—
GSE	457	—	457	—	—
Agency MBS - residential	804	—	804	—	—
Agency MBS - commercial	62	—	62	—	—
States and political subdivisions	422	—	422	—	—
Corporate and other debt securities	761	—	761	—	—
Loans	1,960	—	1,960	—	—
Other	302	261	41	—	—
Total trading assets	4,905	261	4,644	—	—
AFS securities:
U.S. Treasury	10,295	—	10,295	—	—
GSE	303	—	303	—	—
Agency MBS - residential	55,225	—	55,225	—	—
Agency MBS - commercial	2,424	—	2,424	—	—
States and political subdivisions	416	—	416	—	—
Non-agency MBS	3,117	—	3,117	—	—
Other	21	—	21	—	—
Total AFS securities	71,801	—	71,801	—	—
LHFS at fair value	1,065	—	1,065	—	—
Loans and leases	18	—	—	18	—
Loan servicing rights at fair value	3,758	—	—	3,758	—
Other assets:
Derivative assets	684	472	1,980	1	(1,769)
Equity securities	898	796	102	—	—
Total assets	$83,129	$1,529	$79,592	$3,777	$(1,769)
Liabilities:
Derivative liabilities	$2,971	$364	$4,348	$37	$(1,778)
Securities sold short	1,551	114	1,437	—	—
Total liabilities	$4,522	$478	$5,785	$37	$(1,778)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At June 30, 2023 and December 31, 2022, investments totaling $379 million and $385 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2022.

34 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended June 30, 2023 and 2022 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at April 1, 2022	$21	$3,013	$(74)
Total realized and unrealized gains (losses):
Included in earnings	—	260	(93)
Purchases	—	195	—
Issuances	—	123	23
Sales	—	(1)	—
Settlements	—	(124)	108
Transfers out of level 3 and other	(1)	—	—
Balance at June 30, 2022	$20	$3,466	$(36)
Balance at April 1, 2023	$17	$3,303	$(18)
Total realized and unrealized gains (losses):
Included in earnings	—	70	(20)
Purchases	—	123	—
Issuances	—	92	18
Sales	—	(1)	—
Settlements	(1)	(90)	(11)
Balance at June 30, 2023	$16	$3,497	$(31)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2023	$—	$71	$(9)

Six Months Ended June 30, 2023 and 2022 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2022	$23	$2,633	$(12)
Total realized and unrealized gains (losses):
Included in earnings	—	617	(263)
Purchases	—	195	—
Issuances	—	281	40
Sales	—	(1)	—
Settlements	—	(259)	199
Other	(3)	—	—
Balance at June 30, 2022	$20	$3,466	$(36)
Balance at January 1, 2023	$18	$3,758	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	65	(22)
Purchases	—	123	—
Issuances	—	140	16
Sales	—	(429)	—
Settlements	(2)	(160)	11
Balance at June 30, 2023	$16	$3,497	$(31)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2023	$—	$16	$(20)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	June 30, 2023			December 31, 2022
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,701	$1,819	$(118)	$1,960	$2,101	$(141)
Loans and leases	16	18	(2)	18	20	(2)
LHFS at fair value	1,645	1,645	—	1,065	1,056	9
Truist Financial Corporation 35

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Carrying value:
LHFS	$123	$271
Loans and leases	738	500
Other	91	120

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Valuation adjustments:
LHFS	$(27)	$(4)
Loans and leases	(311)	(165)
Other(1)	(86)	(50)
(1)Prior period amounts were revised.

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $155 million and $108 million of LHFS carried at cost at June 30, 2023 and December 31, 2022, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

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

		June 30, 2023		December 31, 2022
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$55,958	$45,956	$57,713	$47,791
Loans and leases HFI, net of ALLL	Level 3	317,470	308,846	321,596	308,738
Financial liabilities:
Time deposits	Level 2	42,227	41,992	23,474	23,383
Long-term debt	Level 2	44,749	43,072	43,203	40,951

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $273 million and $272 million at June 30, 2023 and December 31, 2022, respectively.
36 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	June 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$21,400	$—	$—	$16,650	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	19,268	—	(66)	16,393	—	(68)
Swaps hedging AFS securities	8,627	—	—	7,097	—	—
Total	27,895	—	(66)	23,490	—	(68)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	295,199	599	(2,620)	155,670	579	(2,665)
Options	44,020	164	(188)	29,840	172	(192)
Forward commitments	211	—	—	1,495	8	(2)
Other	3,337	—	—	3,823	1	—
Equity contracts	36,590	1,058	(1,481)	33,185	644	(901)
Credit contracts:
Trading assets	120	—	—	140	—	—
Loans and leases	465	—	(1)	394	—	—
Risk participation agreements	7,473	—	(2)	6,824	—	(3)
Total return swaps	1,802	62	(7)	1,729	81	(2)
Foreign exchange contracts	23,940	284	(277)	19,022	364	(380)
Commodity	9,062	439	(429)	4,881	444	(447)
Total	422,219	2,606	(5,005)	257,003	2,293	(4,592)
Mortgage banking:
Interest rate contracts:
Swaps	277	—	—	115	—	—
Options(1)	400	1	—	400	1	—
Interest rate lock commitments	1,426	2	(16)	999	1	(17)
When issued securities, forward rate agreements and forward commitments(1)	2,600	39	—	1,728	24	(6)
Other	99	—	—	140	1	—
Total	4,802	42	(16)	3,382	27	(23)
MSRs:
Interest rate contracts:
Swaps	14,605	—	—	14,566	—	—
Options(1)	15,882	80	(89)	15,505	125	(48)
When issued securities, forward rate agreements and forward commitments(1)	871	—	(7)	884	8	(15)
Other	2,161	—	(1)	1,532	—	(3)
Total	33,519	80	(97)	32,487	133	(66)
Total derivatives not designated as hedges	460,540	2,728	(5,118)	292,872	2,453	(4,681)
Total derivatives	$509,835	2,728	(5,184)	$333,012	2,453	(4,749)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,344)	1,344		(1,223)	1,223
Cash collateral (received) posted for amounts subject to master netting arrangements		(579)	712		(546)	555
Net amount		$805	$(3,128)		$684	$(2,971)
(1)In the second quarter of 2023, Truist reclassified TBA MBS options into the options line item. Prior periods were reclassified to conform to the current presentation.
Truist Financial Corporation 37

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

June 30, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,738	$(1,438)	$300	$—	$300
Derivatives not subject to master netting arrangement or similar arrangement	83	—	83	—	83
Exchange traded derivatives	907	(485)	422	—	422
Total derivative assets	$2,728	$(1,923)	$805	$—	$805
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(4,020)	$1,571	$(2,449)	$126	$(2,323)
Derivatives not subject to master netting arrangement or similar arrangement	(678)	—	(678)	—	(678)
Exchange traded derivatives	(486)	485	(1)	—	(1)
Total derivative liabilities	$(5,184)	$2,056	$(3,128)	$126	$(3,002)

December 31, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,895	$(1,408)	$487	$—	$487
Derivatives not subject to master netting arrangement or similar arrangement	86	—	86	—	86
Exchange traded derivatives	472	(361)	111	—	111
Total derivative assets	$2,453	$(1,769)	$684	$—	$684
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,688)	$1,417	$(2,271)	$43	$(2,228)
Derivatives not subject to master netting arrangement or similar arrangement	(697)	—	(697)	—	(697)
Exchange traded derivatives	(364)	361	(3)	—	(3)
Total derivative liabilities	$(4,749)	$1,778	$(2,971)	$43	$(2,928)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	June 30, 2023			December 31, 2022
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)	$37,365	$(576)	$(4)	$38,773	$(630)	$(4)
Loans and leases	347	—	9	353	—	10
Long-term debt	30,333	(579)	(141)	25,378	(780)	218
(1)The amortized cost of AFS securities was $44.6 billion at June 30, 2023 and $46.2 billion at December 31, 2022. Further, as of June 30, 2023, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $23.0 billion, of which $8.6 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security.

38 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(419)	$59	$(256)	$59
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Long-term debt	—	(5)	—	(11)
Commercial Loans	(5)	—	(5)	—

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Investment securities:
Amounts related to interest settlements	$87	$9	$163	$4
Recognized on derivatives	42	60	(53)	474
Recognized on hedged items	(31)	(42)	75	(444)
Net income (expense) recognized(1)	98	27	185	34
Loans and leases:
Recognized on hedged items	—	—	(1)	(1)
Net income (expense) recognized	—	—	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(47)	3	(93)	19
Recognized on derivatives	(291)	(38)	(135)	(467)
Recognized on hedged items	299	82	157	568
Net income (expense) recognized	(39)	47	(71)	120
Net income (expense) recognized, total	$59	$74	$113	$153
(1)Includes $12 million and $22 million of income recognized for the three and six months ended June 30, 2023, respectively, and $17 million and $25 million for the three and six months ended June 30, 2022, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
Truist Financial Corporation 39

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(311)	$(118)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	41	40
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(142)	(31)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	6 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges (to be recognized as interest primarily through 2033)(1)	$290	$669
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	39	163
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $436 million at June 30, 2023 and $457 million at December 31, 2022.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2023	2022	2023	2022
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$52	$72	$86	$128
Foreign exchange contracts	Investment banking and trading income and other income	(26)	147	(29)	179
Equity contracts	Investment banking and trading income and other income	(22)	2	(20)	7
Credit contracts	Investment banking and trading income and other income	(26)	83	(59)	91
Commodity contracts	Investment banking and trading income	7	(5)	17	—
Mortgage banking:
Interest rate contracts - residential	Mortgage banking income	23	217	22	478
Interest rate contracts - commercial	Mortgage banking income	(2)	—	(1)	(1)
MSRs:
Interest rate contracts - residential	Mortgage banking income	(83)	(265)	(82)	(614)
Interest rate contracts - commercial	Mortgage banking income	(7)	(5)	(4)	(14)
Total		$(84)	$246	$(70)	$254

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At June 30, 2023, the remaining terms on these risk participations ranged from less than one year to 14 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.
40 Truist Financial Corporation

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Risk participation agreements:
Maximum potential amount of exposure	$543	$575
Total return swaps:
Cash collateral held	461	453

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Dealer and other counterparties:
Cash and other collateral received from counterparties	$579	$542
Derivatives in a net gain position secured by collateral received	668	618
Unsecured positions in a net gain with counterparties after collateral postings	89	76
Cash collateral posted to counterparties	837	590
Derivatives in a net loss position secured by collateral	944	692
Central counterparties clearing:
Cash collateral, including initial margin, received from central clearing parties	—	4
Cash collateral, including initial margin, posted to central clearing parties	154	45
Derivatives in a net loss position	2	13
Derivatives in a net gain position	10	12
Securities pledged to central counterparties clearing	1,000	639

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2023	2022	2023	2022
Net income available to common shareholders	$1,234	$1,454	$2,644	$2,781
Weighted average number of common shares	1,331,953	1,330,160	1,330,286	1,329,601
Effect of dilutive outstanding equity-based awards	5,354	8,704	8,060	10,624
Weighted average number of diluted common shares	1,337,307	1,338,864	1,338,346	1,340,225
Basic EPS	$0.93	$1.09	$1.99	$2.09
Diluted EPS	$0.92	$1.09	$1.98	$2.08
Anti-dilutive awards	9,123	4,843	4,251	130

Truist Financial Corporation 41

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

During the first quarter of 2023, Truist realigned Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior period results have been revised to conform to the current presentation. During the second quarter of 2023, Truist updated its segment cost allocation methodology. Results for the first quarter of 2023 have been revised to conform to the current presentation. Management concluded the impact to 2022 was not material.

In conjunction with the Company’s April 3, 2023 sale of a 20% stake of the common equity in IH, IH issued $5.0 billion of 8.25% mandatorily redeemable preferred units to the Company, with the related interest expense, which is fully allocable to the Company, reported in Net intersegment interest income (expense).

Also related to the same transaction, IH was recapitalized from a corporate entity to an LLC, such that each member is allocated its share of IH’s income before taxes, and beginning in the second quarter of 2023 the Company recognizes its associated income tax provision through Other, Treasury & Corporate. The Company elected not to restate prior periods for this change based on IH’s previous status as a corporate entity. The Company recognized $54 million for the second quarter 2023 tax provision related to IH in Other, Treasury & Corporate.
42 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C(1)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$1,454	$1,568	$2,420	$1,305	$1	$1	$(250)	$533	$3,625	$3,407
Net intersegment interest income (expense)	1,214	725	(720)	54	(85)	5	(409)	(784)	—	—
Segment net interest income	2,668	2,293	1,700	1,359	(84)	6	(659)	(251)	3,625	3,407
Allocated provision for credit losses	224	199	312	(27)	—	—	2	(1)	538	171
Segment net interest income after provision	2,444	2,094	1,388	1,386	(84)	6	(661)	(250)	3,087	3,236
Noninterest income	828	831	576	688	944	830	(55)	(101)	2,293	2,248
Amortization of intangibles	68	79	31	33	32	31	—	—	131	143
Other noninterest expense	1,980	1,848	841	782	673	579	123	228	3,617	3,437
Income (loss) before income taxes	1,224	998	1,092	1,259	155	226	(839)	(579)	1,632	1,904
Provision (benefit) for income taxes	293	238	212	273	—	55	(218)	(194)	287	372
Segment net income (loss)	$931	$760	$880	$986	$155	$171	$(621)	$(385)	$1,345	$1,532

Identifiable assets (period end)	$163,940	$165,962	$209,824	$197,672	$9,500	$7,090	$171,285	$174,399	$554,549	$545,123

Six Months Ended June 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C(1)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$3,057	$3,095	$4,726	$2,424	$2	$1	$(292)	$1,070	$7,493	$6,590
Net intersegment interest income (expense)	2,359	1,387	(1,279)	220	(72)	7	(1,008)	(1,614)	—	—
Segment net interest income	5,416	4,482	3,447	2,644	(70)	8	(1,300)	(544)	7,493	6,590
Allocated provision for credit losses	498	272	544	(177)	—	—	(2)	(19)	1,040	76
Segment net interest income after provision	4,918	4,210	2,903	2,821	(70)	8	(1,298)	(525)	6,453	6,514
Noninterest income	1,701	1,742	1,206	1,344	1,761	1,563	(141)	(259)	4,527	4,390
Amortization of intangibles	137	153	62	66	68	61	—	—	267	280
Other noninterest expense	3,968	3,661	1,693	1,538	1,323	1,095	188	680	7,172	6,974
Income (loss) before income taxes	2,514	2,138	2,354	2,561	300	415	(1,627)	(1,464)	3,541	3,650
Provision (benefit) for income taxes	601	512	474	555	36	102	(430)	(467)	681	702
Segment net income (loss)	$1,913	$1,626	$1,880	$2,006	$264	$313	$(1,197)	$(997)	$2,860	$2,948

Identifiable assets (period end)	$163,940	$165,962	$209,824	$197,672	$9,500	$7,090	$171,285	$174,399	$554,549	$545,123
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

Truist Financial Corporation 43

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

In the aftermath of the recent bank failures, we expect that the banking agencies will propose certain actions, including reforms that may impose different capital and liquidity requirements, including increased requirements to issue long term debt. On July 27, 2023, the U.S. banking regulators issued the first proposal to revise the risk-based capital standards applicable to the Company and Truist Bank. We continue to evaluate the proposal and the potential impacts, if adopted as proposed, on the Company’s and Truist Bank’s capital requirements.

In addition, the FDIC proposed a special assessment to repay losses to the FDIC’s Deposit Insurance Fund. If the final rule is adopted as proposed, the special assessment for Truist is estimated at approximately $460 million to be recognized at the time the rule is finalized and paid in eight quarterly installments beginning in the first quarter of 2024. Refer to the “Note 14. Commitments and Contingencies” for additional information related to the FDIC’s special assessments.

On July 26, 2023, the SEC finalized rules requiring registrants to disclose material cybersecurity incidents that they experience on Form 8-K and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. Annual disclosures will be required in Truist’s Annual Report on Form 10-K for the year ended 2023. The Form 8-K disclosure requirements will become effective beginning on the later of 90 days after publication of the final rules in the Federal Register or December 18, 2023.

Executive Overview

During the second quarter, we continued to make progress adapting to the new operating environment by strengthening our balance sheet and sharpening our strategic focus on our core businesses.

Second quarter financial results were mixed as revenue headwinds from higher funding costs and lower-than-anticipated capital markets activity were partially offset by record insurance income. We prudently increased our provision and allowance amid the uncertain economic backdrop. Adjusted expenses were up as anticipated for the quarter. However, we are accelerating our plans to adjust our cost base to reflect efficiency opportunities and changing conditions.

Our CET1 capital ratio increased 50 basis points driven by the investment in IH and organic capital generation. The most recent FRB stress test highlighted our capacity to respond to stressed scenarios and we announced plans to maintain our strong quarterly common stock dividend at $0.52 per share, subject to board approval.

We are executing on our strategy to optimize our core businesses exemplified by the sale of our non-core student loan portfolio at net carrying value with no income impact. We also made solid progress towards shifting our loan mix towards higher-return assets.

44 Truist Financial Corporation

Our unwavering foundation of purpose to inspire and build better lives and communities, the dedication of our talented teammates, the momentum created by maximizing our diverse business model, and key leadership positions in growth markets are competitive advantages that are propelling Truist to reach its full potential.

Detailed below are actions that we have taken to fulfill our purpose to inspire and build better lives and communities, followed by a discussion of our financial results for the second quarter of 2023.

•In May, we announced the launch of Truist Long Game, our mobile app that leverages behavioral economics to reward clients for building financial wellness. This is also the first product from Truist Foundry, our very own start-up tasked with creating digital solutions to help meet clients where they are.
•Truist is also highlighting small business owners through our Small Business Community Heroes initiative, which is all about focusing on the small business owners who work tirelessly to serve our neighbors, create jobs, build our communities, and help drive our economy.
•Truist teammates dedicated more than 16,000 hours during the second quarter of 2023 to volunteer in their communities.

Financial Results

Net income available to common shareholders for the second quarter of 2023 of $1.2 billion was down 15.1% compared with the second quarter of 2022. On a diluted per common share basis, earnings for the second quarter of 2023 were $0.92, a decrease of $0.17, or 15.6%, compared to the second quarter of 2022. Truist’s results of operations for the second quarter of 2023 produced an annualized return on average assets of 0.95% and an annualized return on average common shareholders’ equity of 8.6% compared to prior year returns of 1.14% and 10.3%, respectively.

•Results for the second quarter of 2023 included merger-related and restructuring charges of $54 million ($41 million after-tax, or $0.03 per share) and a small loss on extinguishment of debt.
•Results for the second quarter of 2022 included $121 million ($92 million after-tax, or $0.07 per share) of merger-related and restructuring charges, $117 million ($89 million after-tax, or $0.07 per share) of incremental operating expenses related to the Merger, and a gain on the redemption of FHLB advances of $39 million ($30 million after-tax, or $0.02 per share).

Taxable-equivalent net interest income for the second quarter of 2023 was up $244 million, or 7.1%, compared to the second quarter of 2022 primarily due to higher market interest rates and strong loan growth. These increases were partially offset by lower purchase accounting accretion. Net interest margin was 2.91%, up two basis points.

•The yield on the total loan portfolio was 6.07%, up 216 basis points, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.17%, up 35 basis points primarily due to the higher rate environment.
•The average cost of total deposits was 1.51%, up 142 basis points. The average cost of short-term borrowings was 5.19%, up 393 basis points. The average cost of long-term debt was 4.62%, up 287 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Noninterest income was up $45 million, or 2.0%, compared to the second quarter of 2022 due to higher insurance income and other income, partially offset by lower investment banking and trading income.

Noninterest expense was up $168 million, or 4.7%, compared to the second quarter of 2022 due to higher personnel expense, other expense, and regulatory costs, partially offset by lower merger-related and restructuring charges. Merger-related and restructuring charges and incremental operating expenses related to the merger decreased $67 million and $117 million, respectively, due to the completion of integration-related activities. Adjusted noninterest expenses, which exclude merger-related costs, the amortization of intangibles, and the aforementioned gains and losses on the early extinguishment of debt increased $321 million, or 9.9%.

The effective tax rate decreased compared to the second quarter of 2022 primarily driven by lower income before taxes.

Asset quality reflects normalization and modest deterioration in commercial portfolios.

•Nonperforming loans and leases held for investment were 0.47% of loans and leases held for investment at June 30, 2023, up 11 basis points compared to March 31, 2023. The increase in nonperforming assets was concentrated in the CRE and commercial and industrial portfolios.
Truist Financial Corporation 45

•The allowance for credit losses was $4.9 billion and includes $4.6 billion for the allowance for loan and lease losses and $273 million for the reserve for unfunded commitments. The ALLL ratio was 1.43%, up six basis points compared with March 31, 2023 primarily due to an updated economic outlook.
•The provision for credit losses was $538 million compared to $171 million for the second quarter of 2022. The increase in the current quarter provision expense primarily reflects higher net charge-offs and an updated economic outlook.
•The net charge-off ratio was 54 basis points, up 32 basis points compared to the second quarter of 2022 driven by the sale of the student loan portfolio, which had a 12 basis point impact, as well as higher charge-offs in the commercial and industrial, CRE, and indirect auto portfolios.

Capital and liquidity strengthened during the second quarter of 2023.

•Truist CET1 ratio was 9.6% as of June 30, 2023. The increase since March 31, 2023 resulted from the minority stake sale in IH and organic capital generation. Truist closed the sale of the minority stake in IH on April 3, 2023, which added 31 basis points to the risk-based regulatory capital ratios.
•Truist declared common dividends of $0.52 per share during the second quarter of 2023. The dividend payout ratio for the second quarter of 2023 was 56%. Truist did not repurchase any shares in the second quarter of 2023.
•Truist’s average consolidated LCR was 112% for the three months ended June 30, 2023, compared to the regulatory minimum of 100%.
•Truist has significant and strong access to liquidity with $178 billion of available liquidity as of June 30, 2023 compared to $171 billion as of December 31, 2022.

46 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the second quarter of 2023 was up $244 million, or 7.1%, compared to the second quarter of 2022 primarily due to higher market interest rates and strong loan growth. These increases were partially offset by lower purchase accounting accretion. Net interest margin was 2.91%, up two basis points.

•Average earning assets increased $30.3 billion, or 6.4%, primarily due to growth in average total loans of $28.4 billion, or 9.5%, and growth in other earning assets of $13.8 billion, or 65%, primarily due to an increase in balances held at the Federal Reserve to support liquidity build, partially offset by a decrease in average securities of $10.3 billion, or 6.9%.
•The yield on the total loan portfolio was 6.07%, up 216 basis points, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.17%, up 35 basis points primarily due to the higher rate environment.
•Average deposits decreased $23.9 billion, or 5.6%, average short-term borrowings increased $14.4 billion, and average long-term debt increased $32.4 billion, or 104%.
•The average cost of total deposits was 1.51%, up 142 basis points. The average cost of short-term borrowings was 5.19%, up 393 basis points. The average cost of long-term debt was 4.62%, up 287 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Taxable-equivalent net interest income for the six months ended June 30, 2023 was up $954 million, or 14%, compared to the same period in 2022 primarily due to higher market interest rates and strong loan growth. These increases were partially offset by lower purchase accounting accretion. Net interest margin was 3.04% for the six months ended June 30, 2023, up 21 basis points compared to the prior period.

•Average earning assets increased $29.7 billion, or 6.3%, compared to the prior period primarily due to growth in average total loans of $31.7 billion, or 11%, and growth in other earning assets of $10.2 billion, or 51%, primarily due to an increase in balances held at the Federal Reserve to support liquidity build, partially offset by a $11.2 billion, or 7.4%, decrease in average securities.
•The yield on the total loan portfolio was 5.94% for the six months ended June 30, 2023, up 214 basis points, compared to the prior period primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.16% for the six months ended June 30, 2023, up 41 basis points compared to the prior period primarily due to the higher rate environment.
•Average deposits decreased $15.4 billion, or 3.7%, while average short-term borrowings increased $15.7 billion, or 190%, compared to the prior period and average long-term debt increased $24.1 billion, or 72%.
•The average cost of total deposits was 1.31% for the six months ended June 30, 2023, up 125 basis points compared to the prior period. The average cost of short-term borrowings was 4.94% for the six months ended June 30, 2023, up 396 basis points compared to the prior period. The average cost on long-term debt was 4.37% for the six months ended June 30, 2023, up 276 basis points compared to the prior period. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

As of June 30, 2023, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $579 million and $59 million, respectively. As of December 31, 2022, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $741 million and $81 million, respectively.

The remaining unamortized purchase accounting fair value mark on loans and leases consists of $389 million for consumer loans and leases, and $190 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

Truist Financial Corporation 47

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2023	2022	2023	2022	2023	2022		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$11,115	$10,544	1.10%	0.86%	$30	$22	$8	$7	$1
GSE	329	255	2.70	1.96	3	1	2	2	—
Agency MBS	122,647	133,339	2.25	1.88	690	625	65	117	(52)
States and political subdivisions	425	371	4.18	3.83	5	4	1	—	1
Non-agency MBS	3,852	4,097	2.32	2.30	22	23	(1)	—	(1)
Other	25	75	5.20	3.66	—	1	(1)	—	(1)
Total securities	138,393	148,681	2.17	1.82	750	676	74	126	(52)
Interest earning trading assets	4,445	6,073	6.73	3.55	75	55	20	37	(17)
Other earning assets(3)	34,988	21,203	5.02	0.85	437	45	392	346	46
Loans and leases, net of unearned income:
Commercial and industrial	166,588	145,558	6.28	3.24	2,610	1,174	1,436	1,244	192
CRE	22,706	22,508	6.73	3.41	384	193	191	189	2
Commercial Construction	5,921	5,256	7.64	3.46	111	43	68	62	6
Residential mortgage	56,320	49,237	3.77	3.58	531	440	91	24	67
Home equity	10,478	10,677	7.26	4.52	190	118	72	74	(2)
Indirect auto	26,558	26,496	6.01	5.47	398	362	36	35	1
Other consumer	28,189	25,918	7.10	6.00	499	391	108	73	35
Student	4,766	6,331	6.76	4.20	80	66	14	33	(19)
Credit card	4,846	4,728	11.48	8.91	137	105	32	29	3
Total loans and leases HFI	326,372	296,709	6.07	3.91	4,940	2,892	2,048	1,763	285
LHFS	1,886	3,152	5.94	4.20	28	33	(5)	11	(16)
Total loans and leases	328,258	299,861	6.07	3.91	4,968	2,925	2,043	1,774	269
Total earning assets	506,084	475,818	4.93	3.12	6,230	3,701	2,529	2,283	246
Nonearning assets	59,738	64,750
Total assets	$565,822	$540,568
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$102,105	$112,375	1.91	0.15	487	43	444	448	(4)
Money market and savings	138,149	148,632	1.99	0.13	686	50	636	640	(4)
Time deposits	35,844	14,133	3.73	0.17	333	6	327	305	22
Total interest-bearing deposits	276,098	275,140	2.19	0.14	1,506	99	1,407	1,393	14
Short-term borrowings	23,991	9,618	5.19	1.26	311	30	281	190	91
Long-term debt	63,665	31,263	4.62	1.75	734	137	597	366	231
Total interest-bearing liabilities	363,754	316,021	2.81	0.34	2,551	266	2,285	1,949	336
Noninterest-bearing deposits	123,728	148,610
Other liabilities	14,239	12,437
Shareholders’ equity	64,101	63,500
Total liabilities and shareholders’ equity	$565,822	$540,568
Average interest-rate spread			2.12%	2.78%
NIM/net interest income - taxable equivalent			2.91%	2.89%	$3,679	$3,435	$244	$334	$(90)
Taxable-equivalent adjustment					$54	$28
Memo: Total deposits	$399,826	$423,750	1.51%	0.09%	$1,506	$99	$1,407
(1)Represents daily average balances. Excludes basis adjustments for fair value hedges.
(2)Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs, and dividends.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock and other earning assets.
48 Truist Financial Corporation

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Six Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2023	2022	2023	2022	2023	2022		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$11,116	$10,219	1.08%	0.79%	$60	$40	$20	$16	$4
GSE	332	685	2.78	2.11	5	7	(2)	2	(4)
Agency MBS	123,692	135,185	2.24	1.80	1,384	1,215	169	277	(108)
States and political subdivisions	425	372	4.12	3.77	9	7	2	1	1
Non-agency MBS	3,879	4,161	2.33	2.27	45	47	(2)	1	(3)
Other	22	51	5.24	3.22	—	1	(1)	—	(1)
Total securities	139,466	150,673	2.16	1.75	1,503	1,317	186	297	(111)
Interest earning trading assets	4,951	5,956	6.38	3.30	158	98	60	79	(19)
Other earning assets(3)	30,314	20,074	4.87	0.75	732	75	657	601	56
Loans and leases, net of unearned income:
Commercial and industrial	165,846	142,233	6.13	3.06	5,046	2,161	2,885	2,476	409
CRE	22,698	23,029	6.52	3.12	739	361	378	383	(5)
Commercial Construction	5,892	5,152	7.39	3.26	212	78	134	120	14
Residential mortgage	56,370	48,610	3.75	3.57	1,057	868	189	45	144
Home equity	10,606	10,747	7.03	4.43	370	234	136	139	(3)
Indirect auto	27,147	26,293	5.91	5.51	796	719	77	53	24
Other consumer	27,876	25,424	6.93	6.12	958	774	184	106	78
Student	4,947	6,489	6.91	4.02	169	129	40	76	(36)
Credit card	4,815	4,705	11.45	8.94	273	209	64	59	5
Total loans and leases HFI	326,197	292,682	5.94	3.81	9,620	5,533	4,087	3,457	630
LHFS	1,708	3,511	6.28	3.47	53	61	(8)	34	(42)
Total loans and leases	327,905	296,193	5.94	3.80	9,673	5,594	4,079	3,491	588
Total earning assets	502,636	472,896	4.83	3.01	12,066	7,084	4,982	4,468	514
Nonearning assets	60,105	65,391
Total assets	$562,741	$538,287
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$105,477	$112,268	1.75	0.10	917	57	860	864	(4)
Money market and savings	138,972	145,085	1.69	0.08	1,162	61	1,101	1,104	(3)
Time deposits	32,276	14,885	3.45	0.18	552	13	539	506	33
Total interest-bearing deposits	276,725	272,238	1.92	0.10	2,631	131	2,500	2,474	26
Short-term borrowings	24,023	8,289	4.94	0.98	589	40	549	374	175
Long-term debt	57,396	33,289	4.37	1.61	1,248	269	979	689	290
Total interest-bearing liabilities	358,144	313,816	2.51	0.28	4,468	440	4,028	3,537	491
Noninterest-bearing deposits	127,393	147,279
Other liabilities	14,109	12,052
Shareholders’ equity	63,095	65,140
Total liabilities and shareholders’ equity	$562,741	$538,287
Average interest-rate spread			2.32%	2.73%
NIM/net interest income - taxable equivalent			3.04%	2.83%	$7,598	$6,644	$954	$931	$23
Taxable-equivalent adjustment					$105	$54
Memo: Total deposits	$404,118	$419,517	1.31%	0.06%	$2,631	$131	$2,500
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
Truist Financial Corporation 49

Provision for Credit Losses

The provision for credit losses was $538 million for the second quarter of 2023 compared to $171 million for the second quarter of 2022.

•The increase in the current quarter provision expense primarily reflects higher net charge-offs and an updated economic outlook.
•The net charge-off ratio was up compared to the second quarter of 2022 driven by the sale of the student loan portfolio as well as higher charge-offs in the commercial and industrial, CRE, and indirect auto portfolios.

The provision for credit losses was $1.0 billion for the six months ended June 30, 2023 compared to $76 million in the same period in 2022. The net charge-off ratio for the current period of 0.46% was up 23 basis points compared to the prior period.

•The increase in the current quarter provision expense primarily reflects higher net charge-offs and an updated economic outlook.
•The net charge-off ratio was up compared to the prior period driven by higher charge-offs in the commercial and industrial, indirect auto, and CRE portfolios as well as the sale of the student loan portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Insurance income	$935	$825	13.3%	$1,748	$1,552	12.6%
Wealth management income	330	337	(2.1)	669	680	(1.6)
Investment banking and trading income	211	255	(17.3)	472	516	(8.5)
Service charges on deposits	240	254	(5.5)	489	506	(3.4)
Card and payment related fees	236	246	(4.1)	466	458	1.7
Mortgage banking income	99	100	(1.0)	241	221	9.0
Lending related fees	86	100	(14.0)	192	185	3.8
Operating lease income	64	66	(3.0)	131	124	5.6
Securities gains (losses)	—	(1)	NM	—	(70)	NM
Other income	92	66	39.4	119	218	(45.4)
Total noninterest income	$2,293	$2,248	2.0	$4,527	$4,390	3.1

Noninterest income was up $45 million, or 2.0%, for the second quarter of 2023 compared to the second quarter of 2022 due to higher insurance income and other income, partially offset by lower investment banking and trading income.

•Insurance income increased primarily due to strong 9.1% organic growth and acquisitions.
•Other income increased primarily due to higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense), partially offset by derivative collateral related costs.
•Investment banking and trading income decreased due to lower structured real estate income and lower trading income.

Noninterest income was up $137 million, or 3.1%, for the six months ended June 30, 2023 compared to the same period in 2022 due to higher insurance income, partially offset by lower investment banking and trading income and lower other income. The prior period included $70 million of securities losses and a $74 million gain on the redemption of noncontrolling equity interest (included in other income).

•Insurance income increased primarily due to strong 7.0% organic growth and acquisitions.
•Investment banking and trading income decreased due to lower structured real estate income, partially offset by higher merger and acquisition fees.
•Other income decreased primarily due to the aforementioned gain on the redemption of noncontrolling equity in the prior period and higher derivative collateral related costs, partially offset by higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense).

50 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Personnel expense	$2,256	$2,102	7.3%	$4,437	$4,153	6.8%
Professional fees and outside processing	352	349	0.9	666	712	(6.5)
Software expense	237	234	1.3	451	466	(3.2)
Net occupancy expense	180	181	(0.6)	363	389	(6.7)
Amortization of intangibles	131	143	(8.4)	267	280	(4.6)
Equipment expense	92	114	(19.3)	202	232	(12.9)
Marketing and customer development	79	93	(15.1)	157	177	(11.3)
Operating lease depreciation	44	47	(6.4)	90	95	(5.3)
Regulatory costs	73	44	65.9	148	79	87.3
Merger-related and restructuring charges	54	121	(55.4)	117	337	(65.3)
Other expense	250	152	64.5	541	334	62.0
Total noninterest expense	$3,748	$3,580	4.7	$7,439	$7,254	2.6

Noninterest expense was up $168 million, or 4.7%, for the second quarter of 2023 compared to the second quarter of 2022 due to higher personnel expense, other expense, and regulatory costs, partially offset by lower merger-related and restructuring charges. Merger-related and restructuring charges and incremental operating expenses related to the merger decreased $67 million and $117 million, respectively, due to the completion of integration-related activities. The second quarter of 2022 included a gain on the redemption of FHLB advances of $39 million. Adjusted noninterest expenses, which exclude merger-related costs, the amortization of intangibles, and gains and losses on the early extinguishment of debt, increased $321 million, or 9.9%.

•Personnel expense increased due to investments in teammates by increasing Truist’s minimum wage, the impact from acquisitions, investments in revenue producing businesses and enterprise technology, and higher other post-retirement benefit expense (which is almost entirely offset by higher other income), partially offset by lower pension expenses.
•Other expense increased primarily due to higher pension expense (driven primarily by lower plan assets), partially offset by lower operating losses.
•Regulatory costs increased primarily due to an increase in the FDIC’s deposit insurance assessment rate.

Noninterest expense was up $185 million, or 2.6%, for the six months ended June 30, 2023 compared to the same period in 2022 due to higher personnel expense, other expense, and regulatory costs, partially offset by lower merger-related and restructuring charges. Merger-related and restructuring charges and incremental operating expenses related to the merger decreased $220 million and $319 million, respectively, due to the completion of integration-related activities. The prior period included a gain on the redemption of FHLB advances of $39 million. Adjusted noninterest expenses, which exclude merger-related costs, the amortization of intangibles, and gains and losses on the early extinguishment of debt, increased $694 million, or 11%.

•Personnel expense increased due to investments in teammates by increasing Truist’s minimum wage, the impact from acquisitions, investments in revenue producing businesses and enterprise technology, and higher other post-retirement benefit expense (which is almost entirely offset by higher other income), partially offset by lower pension expenses.
•Other expense increased primarily due to higher pension expense (driven primarily by lower plan assets), partially offset by lower operating losses.
•Regulatory costs increased primarily due to an increase in the FDIC’s deposit insurance assessment rate.

Truist Financial Corporation 51

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2023 merger-related and restructuring costs predominately reflect various restructuring initiatives, including costs for severance and other benefits and costs related to exiting facilities.

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(Dollars in millions)	Accrual at Apr 1, 2023	Expense	Utilized	Accrual at Jun 30, 2023	Accrual at Jan 1, 2023	Expense	Utilized	Accrual at Jun 30, 2023
Severance and personnel-related	$17	$40	$(39)	$18	$9	$79	$(70)	$18
Occupancy and equipment	—	11	(11)	—	—	30	(30)	—
Professional services	1	2	(3)	—	12	3	(15)	—
Other	4	1	(3)	2	5	5	(8)	2
Total	$22	$54	$(56)	$20	$26	$117	$(123)	$20

Provision for Income Taxes

The provision for income taxes was $287 million for the three months ended June 30, 2023, compared to $372 million for the earlier quarter. The effective tax rate for three months ended June 30, 2023 was 17.6% compared to 19.5% for the earlier quarter. The effective tax rate decreased compared to the second quarter of 2022 primarily driven by lower income before taxes.

The provision for income taxes was $681 million for the six months ended June 30, 2023, compared to $702 million for the same period in 2022. The effective tax rate for six months ended June 30, 2023 and 2022 was 19.2%.

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

During the first quarter of 2023, Truist realigned Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior period results have been revised to conform to the current presentation. During the second quarter of 2023, Truist updated its segment cost allocation methodology. Results for the first quarter of 2023 have been revised to conform to the current presentation. Management concluded the impact to 2022 was not material.

In conjunction with the Company’s April 3, 2023 sale of a 20% stake of the common equity in IH, IH issued $5 billion of 8.25% mandatorily redeemable preferred units to the Company, with the related interest expense, which is fully allocable to the Company, reported in Net intersegment interest income (expense).

Also related to the same transaction, IH was recapitalized from a corporate entity to an LLC, such that each member is allocated its share of IH’s income before taxes, and beginning in the second quarter of 2023 the Company recognizes its associated income tax provision through Other, Treasury & Corporate. The Company elected not to restate prior periods for this change based on IH’s previous status as a corporate entity. The Company recognized $54 million for the second quarter 2023 tax provision related to IH in Other, Treasury & Corporate.

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

Table 5: Net Income by Reportable Segment
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Consumer Banking and Wealth	$931	$760	22.5%	$1,913	$1,626	17.7%
Corporate and Commercial Banking	880	986	(10.8)	1,880	2,006	(6.3)
Insurance Holdings	155	171	(9.4)	264	313	(15.7)
Other, Treasury & Corporate	(621)	(385)	(61.3)	(1,197)	(997)	(20.1)
Truist Financial Corporation	$1,345	$1,532	(12.2)	$2,860	$2,948	(3.0)

52 Truist Financial Corporation

Consumer Banking and Wealth

CB&W net income was $931 million for the second quarter of 2023, an increase of $171 million compared to the second quarter of 2022.

•Segment net interest income increased $375 million primarily driven by favorable funding credit on deposits attributable to the higher rate environment and higher average loan balances, partially offset by a decrease in loan spread, lower average deposit balances, and lower purchase accounting accretion.
•The provision for credit losses increased $25 million reflecting higher charge offs in the indirect auto and other consumer portfolios as well as an updated economic outlook. The impact of the student loan sale in the current quarter was net neutral to provision.
•Noninterest income was flat compared to earlier quarter.
•Noninterest expense increased $121 million compared to the earlier quarter driven by higher corporate technology costs, salaries expense, pension cost and corporate risk support along with higher operations support expenses and FDIC’s deposit insurance assessment rate, partially offset by lower operational losses, merger-related and restructuring charges, marketing and customer development, and professional fees and outside processing.

CB&W average loans and leases held for investment increased $8.6 billion, or 6.4%, for the second quarter of 2023 compared to the second quarter of 2022, primarily driven by increases in residential mortgage balances, Service Finance, and Sheffield loans along with an increase in commercial lending in Wealth, partially offset by runoff in the student loan portfolio and other partnership lending programs and lower mortgage warehouse lending.

CB&W average total deposits decreased $19.1 billion, or 7.4%, for the second quarter of 2023 compared to the second quarter of 2022, primarily driven by decreases in interest-bearing checking, money market and savings, and noninterest-bearing deposits, partially offset by an increase in time deposits.

Corporate and Commercial Banking

C&CB net income was $880 million for the second quarter of 2023, a decrease of $106 million compared to the second quarter of 2022.

•Segment net interest income increased $341 million primarily due to higher funding credit on deposits and higher average loan balances, partially offset by lower purchase accounting accretion.
•The provision for credit losses increased $339 million which reflects an increase in reserves driven by an updated economic outlook, higher commercial and industrial loan charge offs, and loan growth in the current quarter as well as an allowance release in the earlier quarter.
•Noninterest income decreased $112 million compared to the earlier quarter primarily due to lower structured real estate fees, core trading revenues, income from credit default swaps, and lending related fees.
•Noninterest expense increased $57 million compared to the earlier quarter primarily due to higher corporate technology expenses, and merger-related and restructuring charges, partially offset by lower corporate marketing expense.

C&CB average loans held for investment increased $18.8 billion, or 11%, for the second quarter of 2023 compared to the second quarter of 2022, primarily due to increases in core commercial and industrial loans.

C&CB average total deposits decreased $16.3 billion, or 11%, for the second quarter of 2023 compared to the second quarter of 2022, primarily due to declines in average noninterest-bearing deposits, partially offset by increases in money market and savings.

Insurance Holdings

IH net income was $155 million for the second quarter of 2023, a decrease of $16 million compared to the second quarter of 2022.

•Segment net interest income decreased $90 million driven primarily by interest expense accruals on new intercompany mandatorily redeemable preferred units resulting from the recapitalization of IH.
•Noninterest income increased $114 million primarily due to continued organic growth and acquisitions.
•Noninterest expense increased $95 million primarily due to the impact of acquisitions, investments in new hires and teammates, performance-driven incentive expense, and higher professional fees and outside processing.

Truist Financial Corporation 53

Other, Treasury & Corporate

OT&C generated a net loss of $621 million in the second quarter of 2023, compared to a net loss of $385 million in the second quarter of 2022.

•Net interest income decreased $408 million primarily due to higher funding credit on deposits to other segments, partially offset by higher funding charges to other segments from the higher rate environment.
•The provision for credit losses was flat compared to the earlier quarter.
•Noninterest income increased $46 million primarily due to higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense).
•Noninterest expense decreased $105 million compared to the earlier quarter primarily due to a decrease in incremental operating expenses related to the merger as well as credit from other segments for corporate technology project support, partially offset by an increase in professional fees and outside processing and personnel expenses.

Six Months of 2023 compared to Six Months of 2022

Consumer Banking and Wealth

CB&W net income was $1.9 billion for the six months ended June 30, 2023, an increase of $287 million, or 18%, compared to the prior year.

•Segment net interest income increased $934 million driven by favorable funding credit on deposits attributable to the higher rate environment and higher average loans, partially offset by higher funding costs, lower average deposits, and lower purchase accounting accretion.
•The provision for credit losses increased $226 million reflecting an updated economic outlook in the current period, a reserve release in the earlier period, and higher charge offs in the indirect auto and other consumer portfolios. The impact of the student loan sale in the current quarter was net neutral to provision.
•Noninterest income decreased $41 million primarily due to a gain on the redemption of noncontrolling equity interest in the earlier period as well as lower service charges on deposits and lower wealth management income, partially offset by higher mortgage banking income in the current period.
•Noninterest expense increased $291 million primarily driven by higher corporate technology costs, salaries expense, pension cost and corporate risk support along with higher operations support expenses and FDIC’s deposit insurance assessment rate, partially offset by lower operational losses, marketing and customer development, merger-related and restructuring charges, and professional fees and outside processing.

CB&W average loans and leases held for investment increased $9.9 billion, or 8.0%, for the six months ended June 30, 2023 compared to the prior year driven primarily by an increase in residential mortgage loans as well as increases in the Service Finance, prime auto, and recreational lending portfolios. These increases were partially offset by runoff in the student loan portfolio and other partnership lending programs and lower mortgage warehouse lending.

CB&W average total deposits decreased $17.1 billion, or 6.7%, for the six months ended June 30, 2023 compared to the prior year primarily due to decreases in average interest-bearing checking, money market and savings, and noninterest-bearing deposits, partially offset by an increase in time deposits.

Truist Wealth had assets under management of $191 billion as of June 30, 2023, an increase of $11 billion, or 6.0%, compared to the prior year primarily due to higher markets and positive net asset flows.

Corporate and Commercial Banking

C&CB net income was $1.9 billion for the six months ended June 30, 2023, a decrease of $126 million, or 6.3%, compared to the prior year.

•Segment net interest income increased $803 million primarily due to higher funding credit on deposits and higher average loan balances, partially offset by lower purchase accounting accretion.
•The provision for credit losses increased $721 million which reflects an increase in reserves driven by an updated economic outlook, higher charge offs, and loan growth in the current period as well as an allowance release in the earlier period.
•Noninterest income decreased $138 million primarily due to lower structured real estate fees, other investment income, and lower commercial mortgage income as well as lower income from credit default swaps, partially offset by increases in merger and acquisition fees.
•Noninterest expense increased $151 million primarily due to higher corporate technology expenses, personnel expenses, merger-related and restructuring charges, and FDIC insurance expense, partially offset by lower corporate marketing expense.
54 Truist Financial Corporation

C&CB average loans and leases held for investment increased $22.7 billion, or 14%, for the six months ended June 30, 2023 compared to the prior year driven by an increase in the commercial and industrial portfolio loans.

C&CB average total deposits decreased $13.5 billion, or 9.1%, for the six months ended June 30, 2023 compared to the prior year primarily due to a decrease in average noninterest-bearing deposits, partially offset by an increase in money market and savings.

Insurance Holdings

IH net income was $264 million for the six months ended June 30, 2023, a decrease of $49 million, or 16%, compared to the prior year.

•Segment net interest income decreased $78 million driven primarily by interest expense accruals on new intercompany mandatorily redeemable preferred units resulting from the recapitalization of IH.
•Noninterest income increased $198 million primarily due to continued organic growth and acquisitions.
•Noninterest expense increased $235 million primarily due to the impact of acquisitions, investments in new hires and teammates, performance-driven incentive expense, and higher operational loss reserves.

Other, Treasury, and Corporate

OT&C generated a net loss of $1.2 billion for the six months ended June 30, 2023, compared to a net loss of $997 million in the prior year.

•Segment net interest income decreased $756 million due to higher funding credit on deposits to other segments, partially offset by higher funds transfer charges to other segments for loans and higher earnings in the securities portfolio from the higher rate environment.
•The provision for credit losses increased $17 million, which reflects a reserve release in the prior year as well as an updated economic outlook in the current period.
•Noninterest income increased $118 million primarily due to losses on the sale of securities in the earlier period and valuation changes from assets held for certain post-retirement benefits in the current period, which is primarily offset by higher personnel expense.
•Noninterest expense decreased $492 million primarily due to a decrease in incremental operating expenses related to the merger and credit from other segments for corporate technology project support, partially offset by an increase in professional fees and outside processing, personnel expenses and a gain on the redemption of FHLB advances in the prior year.
Truist Financial Corporation 55

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $124.9 billion at June 30, 2023, compared to $129.5 billion at December 31, 2022. U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of June 30, 2023 and December 31, 2022. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

•The decrease includes paydowns and maturities of $5.4 billion during 2023.
•As of June 30, 2023, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost.
•As of June 30, 2023 and December 31, 2022, approximately 5.7% of the securities portfolio was variable rate, excluding the impact of swaps.
•The effective duration of the AFS securities portfolio was 6.2 years at June 30, 2023 and December 31, 2022. The effective duration of the HTM securities portfolio was 7.4 years at June 30, 2023 and 7.3 years at December 31, 2022.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Commercial:
Commercial and industrial	$166,588	$165,095	$159,308	$152,123	$145,558
CRE	22,706	22,689	22,497	22,245	22,508
Commercial construction	5,921	5,863	5,711	5,284	5,256
Consumer:
Residential mortgage	56,320	56,422	56,292	53,271	49,237
Home equity	10,478	10,735	10,887	10,767	10,677
Indirect auto	26,558	27,743	28,117	28,057	26,496
Other consumer	28,189	27,559	27,479	26,927	25,918
Student	4,766	5,129	5,533	5,958	6,331
Credit card	4,846	4,785	4,842	4,755	4,728
Total average loans and leases HFI	$326,372	$326,020	$320,666	$309,387	$296,709

Average loans held for investment increased $352 million, or 0.1%, compared to the prior quarter, while period-end loans held for investment were $322.1 billion, down $5.6 billion compared to March 31, 2023, primarily due to the sale of the student loan portfolio at the end of the second quarter of 2023 and loan growth moderation in lower return portfolios.

•Average commercial loans increased 0.8% due to a seasonal increase in mortgage warehouse lending and growth within the core commercial and industrial portfolio.
•Average consumer loans decreased 1.0% due to lower indirect auto production, the continued run-off of the student loan portfolio (prior to the sale at the end of the period), and lower home equity balances, partially offset by growth in higher-return point-of-sale lending in the other consumer portfolio (Service Finance and Sheffield).

At June 30, 2023 and December 31, 2022, 53% of loans and leases HFI were variable rate.
56 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
NPAs:
NPLs:
Commercial and industrial	$562	$394	$398	$443	$393
CRE	275	117	82	5	19
Commercial construction	16	1	—	—	—
Residential mortgage	221	233	240	227	269
Home equity	129	132	135	132	133
Indirect auto	262	270	289	260	244
Other consumer	46	45	44	39	32
Total NPLs HFI	1,511	1,192	1,188	1,106	1,090
Loans held for sale	13	—	—	72	33
Total nonaccrual loans and leases	1,524	1,192	1,188	1,178	1,123
Foreclosed real estate	3	3	4	4	3
Other foreclosed property	56	66	58	58	47
Total nonperforming assets	$1,583	$1,261	$1,250	$1,240	$1,173
Loans 90 days or more past due and still accruing:
Commercial and industrial	$36	$35	$49	$44	$27
CRE	—	—	1	1	3
Commercial construction	5	—	—	—	3
Residential mortgage - government guaranteed	541	649	759	808	884
Residential mortgage - nonguaranteed	23	25	27	26	27
Home equity	7	10	12	9	8
Indirect auto	—	—	1	1	1
Other consumer	12	10	13	9	5
Student - government guaranteed	—	590	702	770	796
Student - nonguaranteed	—	4	4	5	5
Credit card	38	38	37	36	28
Total loans 90 days or more past due and still accruing	$662	$1,361	$1,605	$1,709	$1,787
Loans 30-89 days past due and still accruing:
Commercial and industrial	$142	$125	$256	$162	$223
CRE	38	34	25	15	10
Commercial construction	6	3	5	3	4
Residential mortgage - government guaranteed	267	232	268	234	233
Residential mortgage - nonguaranteed	254	259	346	300	302
Home equity	56	65	68	67	68
Indirect auto	549	511	646	591	584
Other consumer	175	164	187	152	166
Student - government guaranteed	—	350	396	375	447
Student - nonguaranteed	—	6	6	6	6
Credit card	63	56	64	52	48
Total loans 30-89 days past due and still accruing	$1,550	$1,805	$2,267	$1,957	$2,091

Nonperforming assets totaled $1.6 billion at June 30, 2023, up $322 million compared to March 31, 2023. Nonperforming loans and leases held for investment were 0.47% of loans and leases held for investment at June 30, 2023, up 11 basis points compared to March 31, 2023. The increase in nonperforming assets was concentrated in the CRE and commercial and industrial portfolios.

Loans 90 days or more past due and still accruing totaled $662 million at June 30, 2023, down $699 million, or twenty-one basis points as a percentage of loans and leases, compared with the prior quarter primarily due to the sale of government guaranteed student loans and a decline in government guaranteed residential mortgages. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2023, unchanged from March 31, 2023.

Loans 30-89 days past due and still accruing of $1.6 billion at June 30, 2023 were down $255 million, or 7 basis points as a percentage of loans and leases, compared to the prior quarter primarily due to declines in government guaranteed student loans as a result of exiting that portfolio.

Truist Financial Corporation 57

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

Table 8: Asset Quality Ratios
	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.48%	0.55%	0.70%	0.62%	0.69%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.21	0.42	0.49	0.54	0.59
NPLs as a percentage of loans and leases HFI	0.47	0.36	0.36	0.35	0.36
NPLs as a percentage of total loans and leases(1)	0.47	0.36	0.36	0.37	0.37
NPAs as a percentage of:
Total assets(1)	0.29	0.22	0.23	0.23	0.22
Loans and leases HFI plus foreclosed property	0.49	0.38	0.38	0.37	0.38
ALLL as a percentage of loans and leases HFI	1.43	1.37	1.34	1.34	1.38
Ratio of ALLL to NPLs	3.0x	3.8x	3.7x	3.8x	3.8x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.04%	0.04%	0.04%	0.04%	0.04%
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

Table 9: Asset Quality Ratios (Continued)
						As of/For the Year-to-Date
	Three Months Ended					Period Ended June 30
	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	2023	2022
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.23%	0.15%	0.08%	0.02%	0.01%	0.19%	0.03%
CRE	0.62	0.09	0.19	(0.01)	(0.10)	0.35	(0.04)
Commercial construction	(0.02)	(0.04)	(0.06)	(0.10)	(0.08)	(0.03)	(0.05)
Consumer:
Residential mortgage	(0.01)	—	(0.02)	0.01	(0.02)	(0.01)	(0.02)
Home equity	(0.12)	(0.15)	(0.01)	(0.13)	(0.17)	(0.14)	(0.14)
Indirect auto	1.28	1.47	1.52	1.15	0.77	1.38	1.00
Other consumer	1.20	1.29	1.11	1.31	1.27	1.25	1.07
Student	8.67	0.42	0.34	0.40	0.30	4.42	0.31
Credit card	3.66	3.54	3.68	2.80	2.63	3.60	2.70
Total(1)	0.54	0.37	0.34	0.27	0.22	0.46	0.23

Ratio of ALLL to net charge-offs(2)	2.6x	3.7x	4.1x	5.0x	6.5x	3.1x	6.2x
Ratios are annualized, as applicable.
(1)2Q23 includes 12 basis point impact from student loan portfolio sale.
(2)Excluding the impact from the student loan charge-offs, the ALLL to annualized net charge-offs was 3.4X at June 30, 2023.

58 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2023	2022
Balance, January 1	$1,250	$1,163
New NPAs	1,563	836
Advances and principal increases	463	175
Disposals of foreclosed assets(1)	(300)	(215)
Disposals of NPLs(2)	(80)	(68)
Charge-offs and losses	(414)	(194)
Payments	(628)	(347)
Transfers to performing status	(263)	(190)
Other, net	(8)	13
Ending balance, June 30	$1,583	$1,173
(1)Includes charge-offs and losses recorded upon sale of $84 million and $50 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes charge-offs and losses recorded upon sale of $24 million and $1 million for the six months ended June 30, 2023 and 2022, respectively.

CRE and Commercial Construction

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist maintains a high-quality portfolio through disciplined risk management and prudent client selection. In addition, the Company’s exposure to large CRE tends to have more institutional sponsorship and the Company has reduced exposure to smaller CRE. Truist’s CRE and commercial construction portfolios were $28.8 billion as of June 30, 2023.

Our office portfolio, which makes up approximately 18% of total CRE and commercial construction loans, is weighted towards Class A properties as of June 30, 2023. Truist maintains rigorous credit risk management surveillance routines across all loan portfolios. During 2023, Truist performed multiple reviews of the CRE office portfolio. Nonperforming loans and criticized loans in this portfolio have increased in this period.

Table 11: CRE and Commercial Construction by Type
	June 30, 2023		December 31, 2022
(Dollars in millions)	LHFI	NPL	LHFI	NPL
CRE and commercial construction:
Multifamily	$8,590	$17	$7,762	$—
Office	5,158	264	5,258	75
Retail	4,548	4	4,668	2
Industrial	4,731	—	4,329	—
Hotel	2,601	—	2,965	—
Other	3,140	6	3,543	5
Total	$28,768	$291	$28,525	$82

See additional information on the CRE and commercial construction portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
Truist Financial Corporation 59

ACL

Activity related to the ACL is presented in the following tables:

Table 12: Activity in ACL
	Three Months Ended					Six Months Ended June 30,
(Dollars in millions)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	2023	2022
Balance, beginning of period(1)	$4,761	$4,649	$4,455	$4,434	$4,423	$4,649	$4,695
Provision for credit losses	558	482	467	234	171	1,040	76
Charge-offs:
Commercial and industrial	(107)	(75)	(44)	(51)	(17)	(182)	(48)
CRE	(35)	(6)	(11)	—	(1)	(41)	(2)
Commercial construction	—	—	—	—	—	—	(1)
Residential mortgage	(1)	(1)	(1)	(4)	(2)	(2)	(4)
Home equity	(2)	(2)	(6)	(3)	(3)	(4)	(4)
Indirect auto	(115)	(127)	(129)	(103)	(77)	(242)	(179)
Other consumer	(104)	(105)	(96)	(109)	(100)	(209)	(176)
Student	(103)	(5)	(5)	(7)	(4)	(108)	(10)
Credit card	(53)	(51)	(53)	(42)	(40)	(104)	(81)
Total charge-offs	(520)	(372)	(345)	(319)	(244)	(892)	(505)
Recoveries:
Commercial and industrial	13	13	14	43	13	26	30
CRE	—	1	1	—	6	1	7
Commercial construction	—	1	1	2	1	1	2
Residential mortgage	2	2	3	3	4	4	10
Home equity	5	6	6	8	6	11	11
Indirect auto	31	26	21	21	26	57	49
Other consumer	20	17	17	21	20	37	41
Student	—	—	1	—	—	—	—
Credit card	9	9	8	8	9	18	18
Total recoveries	80	75	72	106	85	155	168
Net charge-offs	(440)	(297)	(273)	(213)	(159)	(737)	(337)
Other(2)	—	(73)	—	—	(1)	(73)	—
Balance, end of period	$4,879	$4,761	$4,649	$4,455	$4,434	$4,879	$4,434
ACL:(1)
ALLL	$4,606	$4,479	$4,377	$4,205	$4,187
RUFC	273	282	272	250	247
Total ACL	$4,879	$4,761	$4,649	$4,455	$4,434
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)The first quarter of 2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

The allowance for credit losses was $4.9 billion and includes $4.6 billion for the allowance for loan and lease losses and $273 million for the reserve for unfunded commitments. The ALLL ratio was 1.43%, up six basis points compared with March 31, 2023 primarily due to an updated economic outlook. The ALLL covered nonperforming loans and leases held for investment 3.0X compared to 3.8X at March 31, 2023. At June 30, 2023, the ALLL was 2.6X annualized net charge-offs, compared to 3.7X at March 31, 2023. The ALLL to annualized net charge-offs for the current quarter was impacted by the charge-off related to the sale of the student loan portfolio. Excluding the impact from the student loan charge-offs, the ALLL to annualized net charge-offs was 3.4X at June 30, 2023.

60 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 13: Allocation of ALLL by Category
	June 30, 2023			December 31, 2022
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,536	33.5%	52.0%	$1,409	32.3%	50.3%
CRE	402	8.7	7.1	224	5.1	7.0
Commercial construction	109	2.4	1.8	46	1.1	1.8
Residential mortgage	320	6.9	17.5	399	9.1	17.4
Home equity	85	1.8	3.2	90	2.0	3.3
Indirect auto	981	21.3	8.0	981	22.4	8.6
Other consumer	808	17.5	8.9	770	17.6	8.5
Student	—	—	—	98	2.2	1.6
Credit card	365	7.9	1.5	360	8.2	1.5
Total ALLL	4,606	100.0%	100.0%	4,377	100.0%	100.0%
RUFC	273			272
Total ACL	$4,879			$4,649

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of June 30, 2023, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 14: Other Assets as of Period End
(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Bank-owned life insurance	$7,667	$7,618
Tax credit and other private equity investments	6,943	6,825
Prepaid pension assets	5,927	4,539
DTAs	2,682	3,027
Accounts receivable	3,129	2,682
Accrued income	2,133	2,265
Leased assets and related assets	2,045	2,082
FHLB stock	1,258	1,279
ROU assets	1,128	1,193
Prepaid expenses	1,204	1,162
Equity securities at fair value	910	898
Derivative assets	805	684
Other	598	874
Total other assets	$36,429	$35,128

Truist Financial Corporation 61

Funding Activities

Deposits

The following table presents average deposits:

Table 15: Average Deposits
	Three Months Ended
(Dollars in millions)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Noninterest-bearing deposits	$123,728	$131,099	$141,032	$146,041	$148,610
Interest checking	102,105	108,886	110,001	111,645	112,375
Money market and savings	138,149	139,802	144,730	147,659	148,632
Time deposits	35,844	28,671	17,513	14,751	14,133
Total average deposits	$399,826	$408,458	$413,276	$420,096	$423,750

Average deposits for the second quarter of 2023 were $399.8 billion, a decrease of $8.6 billion, or 2.1%, compared to the prior quarter. The decrease in deposits was primarily due to the impact of client tax payments and prior quarter activity.

Average noninterest-bearing deposits decreased 5.6% compared to the prior quarter and represented 30.9% of total deposits for the second quarter of 2023 compared to 32.1% for the first quarter of 2023 and 35.1% compared to the year ago quarter. Average interest checking and money market and savings declined 6.2% and 1.2%, respectively, compared to the prior quarter. Average time deposits increased 25% due to an increase in retail client time deposits primarily due to migration from other deposit products and brokered time deposits. Average brokered deposits were $26.2 billion, up $5.0 billion compared to the prior quarter.

Truist has a very granular and relationship-based deposit franchise. Approximately 63% of deposits are insured or collateralized. Truist deposit accounts are typically based on long-term relationships and include multiple products and services.

The estimated amount of deposits that are uninsured was $171.8 billion, $175.9 billion, and $189.6 billion as of June 30, 2023, March 31, 2023, and December 31, 2022, respectively, calculated using the same methodology as the Call Report for Truist Bank. The decrease in uninsured deposits from December 31, 2022 to June 30, 2023 was largely due to commercial clients that chose to diversify into money market mutual funds or across multiple banks late in the first quarter. These outflows were primarily higher-cost, non-operational deposits.

Borrowings

At June 30, 2023, short-term borrowings totaled $24.5 billion, an increase of $1.0 billion compared to December 31, 2022. Average short-term borrowings were $24.0 billion, or 4.9% of total funding, for the six months ended June 30, 2023, as compared to $8.3 billion, or 1.8%, for the same period in the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $44.7 billion at June 30, 2023, an increase of $1.5 billion compared to December 31, 2022. During the six months ended June 30, 2023, the Company had:

•Maturities and redemptions of $4.0 billion of senior notes.
•Issued $6.3 billion fixed-to-floating rate senior notes with interest rates between 4.87% and 6.05% due from June 8, 2027 to June 8, 2034.
•Net redemptions of $500 million of FHLB floating rate advances as issuances in the first quarter of 2023 were redeemed in the second quarter.

In July 2023, Truist announced it will redeem all $500 million principal amount outstanding of its 3.69% fixed-to-floating rate senior bank notes due August 2, 2024 on the redemption date of August 2, 2023.
62 Truist Financial Corporation

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 16: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2023	Dec 31, 2022
Common equity per common share	$42.68	$40.58
Non-GAAP capital measure:(1)
Tangible common equity per common share	$20.44	$18.04
Calculation of tangible common equity:(1)
Total shareholders’ equity	$63,681	$60,537
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	155	23
Goodwill and intangible assets, net of deferred taxes	29,628	29,908
Tangible common equity	$27,225	$23,933

Common shares outstanding at end of period	1,331,976	1,326,829
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

Total shareholders’ equity was $63.7 billion at June 30, 2023, an increase of $3.1 billion from December 31, 2022. This increase includes $2.9 billion in net income, $1.4 billion received in connection with the IH minority stake sale, net of tax, and a $227 million increase in AOCI, partially offset by $1.6 billion in common and preferred dividends. Truist’s book value per common share at June 30, 2023 was $42.68, compared to $40.58 at December 31, 2022. Truist TBVPS of $20.44 at June 30, 2023, increased 13% compared to December 31, 2022.

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

Truist Financial Corporation 63

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

Deposit betas (the sensitivity of deposit rate changes relative to market rate changes) are an important assumption in the interest rate risk modeling process. Truist applies deposit beta assumptions to non-maturity interest-bearing deposit accounts when determining its interest rate sensitivity. Non-maturity, interest-bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Truist applies an average deposit beta of approximately 50% to its interest-bearing accounts when determining its interest rate sensitivity, which is consistent with Truist’s long-term expectations. Truist also regularly conducts sensitivity analyses on other key variables, including noninterest-bearing deposits, to determine the impact these variables could have on the Company’s interest rate risk position. The predictive value of the simulation model depends upon the accuracy of the assumptions, but management believes that it provides helpful information for the management of interest rate risk.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months assuming a gradual change in interest rates as described below.

Table 17: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Up 100	9.25%	5.75%	(1.00)%	1.68%
Up 50	8.75	5.25	(0.61)	1.65
No Change	8.25	4.75	—	—
Down 50(1)	7.75	4.25	(0.04)	(2.86)
Down 100(1)	7.25	3.75	0.09	(3.94)
(1)The Down 50 and 100 rate scenarios incorporate a floor of one basis point.

Rate sensitivity decreased compared to prior periods, primarily driven by higher starting rates, higher deposit betas as rates increase and move into the highest beta tiers, and the addition of forward starting swaps.

Management considers how the interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry was very strong post-COVID-19, which resulted in growth in noninterest-bearing demand deposits. However, with the significant increase in rates in 2022 and the first half of 2023, noninterest-bearing deposits have begun to shift to interest-bearing accounts. Additional movement above what is currently projected would reduce the asset sensitivity of Truist’s balance sheet because the Company may increase interest-bearing funds to offset the loss of these advantageous noninterest-bearing deposits. Alternatively, the Company may reduce the size of its investment portfolio to offset the loss of noninterest-bearing demand deposits to limit the impact on the balance sheet’s asset sensitivity. The behavior of these noninterest-bearing deposits is one of the most important assumptions used in determining the interest rate risk position of Truist.

64 Truist Financial Corporation

The following table shows the results of Truist’s interest-rate sensitivity position assuming the loss of additional demand deposits and an associated increase in managed rate deposits versus current projections under various interest rate scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%.

Table 18: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at June 30, 2023(1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	(1.00)%	(1.77)%	(2.54)%
Up 50	(0.61)	(1.17)	(1.74)
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2023 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, mortgage banking operations, long-term debt, and other funding sources. Truist has utilized derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of June 30, 2023, Truist had derivative financial instruments outstanding with notional amounts totaling $509.8 billion. See “Note 16. Derivative Financial Instruments” for additional disclosures. In the second quarter of 2023, there was a $135 billion increase in notional amounts on derivatives with central clearing parties as a result of the conversion from LIBOR to SOFR. This increased notional amount is a short term impact of the conversion, with most of the increase maturing in the third and fourth quarter of 2023.

LIBOR Transition

The remaining tenors of U.S. dollar LIBOR ceased publication on June 30, 2023. To prepare for the transition to an alternative reference rate, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the risks related to the transition from LIBOR to a new index or multiple indices and provides updates to Executive Leadership and the Board on progress. Training has been provided for impacted teammates and will continue during the second half of 2023. Truist provided timely notices and information to impacted clients about the transition during the first half of 2023. Truist continues to manage the impact of LIBOR-based contracts and other financial instruments, systems implications, hedging strategies, and related operational and market risks.

Contract fallback language for LIBOR contracts was reviewed to identify required remediation to support the transition away from LIBOR. Impacted lines of business have remediated substantially all of these contracts to include standardized fallback language or amended contracts to new reference rates ahead of cessation. Fallback language used to remediate loan agreements was generally consistent with ARRC recommendations and included use of “hardwired fallback” language, which will transition loans to a SOFR based rate after June 30, 2023. Similarly, fallback language used to remediate LIBOR based derivatives was generally consistent with ISDA publications.

Loan contracts, excluding mortgage loans, that mature post June 30, 2023 will transition primarily to SOFR following the cessation date. For contracts remaining without fallback language, Truist leveraged the LIBOR Act and corresponding safe harbor provision to transition these loans to SOFR. Truist’s adjustable-rate mortgage products had consistent and adequate fallback language to transition to SOFR, based on lender discretion and as supported by the LIBOR Act; therefore, these contracts did not require remediation. For many consumer lending portfolios, LIBOR will transition to the SOFR rate specified in the LIBOR Act and the rules promulgated thereunder by the FRB and will benefit from the safe harbor provisions of the LIBOR Act.

Derivatives that reference LIBOR will transition to a SOFR-based replacement rate as set forth in the ISDA protocol addressing LIBOR fallbacks between the Company and its counterparties which have adhered to the protocol, through bilateral amendments between the Company and each of its counterparties, or as established under the LIBOR Act and rules promulgated thereunder by the FRB.

The Company’s preferred securities and the Company’s and Truist Bank’s floating rate notes that reference LIBOR will transition to a SOFR based rate utilizing application of the LIBOR Act and the rules promulgated thereunder by the FRB. Truist recently announced that these securities would move to a 3-month adjusted term SOFR in accordance with the LIBOR Act. See “Note 12. Shareholders’ Equity” in Truist’s Annual Report on Form 10-K for information about preferred stock using LIBOR.

Alternatives, such as SOFR, may react differently from LIBOR in times of economic stress. Truist expects SOFR to be the primary pricing benchmark used across the industry and will continue to offer additional SOFR based products. Additional alternative reference rates will be supported based on market demand. For a further discussion of the various risks associated with the cessation of LIBOR and the transition to alternative reference rates, refer to the section titled “Item1A. Risk Factors” in the Form 10-K for the year ended December 31, 2022.

Truist Financial Corporation 65

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

Securitizations

As of June 30, 2023, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $56 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of June 30, 2023.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months and six months ended June 30, 2023 and 2022. Average one and ten-day VaR measures for the second quarter ended June 30, 2023 increased from the same period of last year, primarily driven by higher market making inventory.
66 Truist Financial Corporation

Table 19: VaR-based Measures
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$24	$9	$26	$7	$24	$9	$38	$14
Average	18	7	13	4	17	6	16	5
Minimum	14	5	6	3	10	4	6	3
Period-end	17	7	26	7	17	7	26	7
VaR by Risk Class:
Interest Rate Risk		4		4		4		4
Credit Spread Risk		6		6		6		6
Equity Price Risk		4		3		4		3
Foreign Exchange Risk		1		—		1		—
Portfolio Diversification		(8)		(7)		(8)		(7)
Period-end		7		7		7		7

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Maximum	$96	$87	$96	$109
Average	54	66	49	71
Minimum	25	40	25	40
Period-end	96	81	96	81

Compared to the prior year, Stressed VaR measures decreased primarily due to higher diversification benefits in 2023.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended June 30, 2023. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

68 Truist Financial Corporation

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

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $84.8 billion and Truist’s average LCR was 112% for the three months ended June 30, 2023.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At June 30, 2023 and March 31, 2023, Truist’s NSFR was 127%.

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

Table 21: Selected Liquidity Sources
(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Unused borrowing capacity:
FRB	$52,737	$49,250
FHLB	23,219	20,770
Available investment securities (after haircuts)	77,875	85,401
Available secured borrowing capacity	153,831	155,421
Eligible cash at the FRB	24,658	15,556
Total	$178,489	$170,977

At June 30, 2023, Truist Bank’s available secured borrowing capacity represented approximately 3.2 times the amount of wholesale funding maturities in one-year or less. Truist additionally has the ability to increase sources of funding by pledging available investment securities to receive the par value of the collateral under the FRB Bank Term Funding Program.

Truist Financial Corporation 69

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2023 and December 31, 2022, the Parent Company had 47 months and 37 months, respectively, of cash on hand to satisfy projected cash outflows, and 25 months and 22 months, respectively, when including the payment of common stock dividends.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings: Recent changes in the Company’s credit ratings and outlooks include:

•On March 31,2023, S&P Global Ratings affirmed the ratings of Truist and Truist Bank and revised the outlook on those ratings to “stable” from “positive,” citing heightened market volatility in the wake of recent bank failures and, with inflation still elevated, higher uncertainty, and greater downside risk in the economic outlook. The change in outlook was part of a broader action by S&P Global Ratings whereby the “positive” outlook on three other large U.S. banks was revised to “stable.”

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
(1)Reflects a SCB requirement of 2.5% applicable to Truist as of June 30, 2023. Truist’s SCB requirement, received in the 2022 CCAR process, is effective from October 1, 2022 to September 30, 2023. Under the 2023 CCAR process, Truist was notified its preliminary SCB requirement would remain 2.9% from October 1, 2023 through September 30, 2024.

Truist’s capital ratios are presented in the following table:

Table 23: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Jun 30, 2023	Dec 31, 2022
Risk-based:	(preliminary)
CET1	9.6%	9.0%
Tier 1 capital	11.1	10.5
Total capital	13.2	12.4
Leverage ratio	8.8	8.5
Supplementary leverage ratio	7.5	7.3
Risk-weighted assets	$434,985	$434,413

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist declared common dividends of $0.52 per share during the second quarter of 2023. The dividend payout ratio for the second quarter of 2023 was 56%. Truist did not repurchase any shares in the second quarter of 2023.

Truist CET1 ratio was 9.6% as of June 30, 2023. The increase since December 31, 2022 resulted from the minority stake sale in IH and organic capital generation. Truist closed the sale of the minority stake in IH on April 3, 2023, which added 31 basis points to the risk-based regulatory capital ratios.

Truist completed the 2023 CCAR process and received the preliminary SCB requirement of 2.9% for the period October 1, 2023 to September 30, 2024. The Federal Reserve will provide Truist with its final SCB requirement by August 31, 2023.

Share Repurchase Activity

Table 24: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Plans(3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)
April 1, 2023 to April 30, 2023	—	$—	—	$4,100
May 1, 2023 to May 31, 2023	—	—	—	4,100
June 1, 2023 to June 30, 2023	—	—	—	4,100
Total	—	$—	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)In July 2022, the Board of Directors approved, effective October 1, 2022, new repurchase authority to effectuate repurchases up to an aggregate of $4.1 billion in shares of the Company’s common stock through September 30, 2023.

Truist Financial Corporation 71

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
72 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1*	Truist Financial Corporation Non-Qualified Deferred Compensation Trust	Filed herewith.
10.2*	First Amendment and Resolutions to the Truist Financial Corporation Non-Qualified Deferred Compensation Plan	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
* Management compensatory plan or arrangement.
Truist Financial Corporation 73

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	July 31, 2023	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2023	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

74 Truist Financial Corporation