Form 10-Q
period 2023-09-30
TRUIST FINANCIAL CORP
filed 2023-10-31
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2023
Commission File Number: 1-10853

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

At September 30, 2023, 1,333,668,077 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Board	Truist’s Board of Directors
C&CB	Corporate and Commercial Banking, an operating segment
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CET1	Common equity tier 1
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRE	Commercial real estate
DEI	Diversity, Equity & Inclusion
DTA	Deferred tax asset
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Truist Insurance Holdings, LLC, an operating segment
IPV	Independent price verification
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T Corporation and SunTrust Banks, Inc effective December 6, 2019
MRO	Model Risk Oversight
MSR	Mortgage servicing right
NA	Not applicable
NIM	Net interest margin, computed on a TE basis
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
Truist Financial Corporation 1

Term	Definition
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To-be-announced
TBVPS	Tangible book value per common share
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
USAA	United Services Automobile Association
VaR	Value-at-risk
VIE	Variable interest entity
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

Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding Truist’s business, the economy, and other future conditions. Such statements involve inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As such, Truist’s actual results may differ materially from those contemplated by forward-looking statements. While there can be no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks and uncertainties more fully discussed in Part I, Item 1A-Risk Factors in Truist’s Form 10-K for the year ended December 31, 2022:

•current and future economic and market conditions, such as the interest rate environment, including the replacement of LIBOR as an interest rate benchmark; U.S. fiscal debt, budget and tax matters; geopolitical matters (including conflicts in the Ukraine, Israel, and the Gaza Strip); and any slow down in global economic growth could result in, among other things, slower deposit or asset growth, a deterioration in credit quality, or a reduced demand for credit, insurance, or other services;
•the monetary and fiscal policies of the federal government and its agencies, including in response to higher inflation, could have a material adverse effect on the economy and Truist’s profitability;
•regulatory and supervisory matters, litigation, or other legal actions may result in, among other things, costs, fines, penalties, restrictions on Truist’s business activities, reputational harm, negative publicity, or other adverse consequences;
•evolving legislative, accounting standards, regulatory and supervisory standards, including with respect to climate, deposit, capital, liquidity, and long-term debt requirements, which may become more stringent in light of recent turmoil in the banking industry and results of regulatory examinations, which may adversely affect Truist’s financial condition and results of operations;
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
•inability to access short-term funding or liquidity, loss of client deposits, or changes in Truist’s credit ratings could increase the cost of funding, limit access to capital markets, or negatively affect Truist’s overall liquidity or capitalization;
•unexpected outflows of uninsured deposits may require Truist to sell investment securities at a loss;
•a loss of value of Truist’s investment portfolio could negatively impact market perceptions of Truist and could lead to deposit withdrawals;
•risk management oversight functions may not identify or address risks adequately, and management may not be able to effectively manage credit risk;
•there are risks resulting from the extensive use of models in Truist’s business, which may impact decisions made by management and regulators;
•deposit attrition, client loss, or revenue loss following completed mergers or acquisitions may be greater than anticipated;
•Truist could fail to execute on strategic or operational plans, including the ability to achieve its cost saves targets;
•increased competition, including from (i) new or existing competitors that could have greater financial resources or be subject to different regulatory standards or compliance costs, and (ii) products and services offered by non-bank financial technology companies, which may reduce Truist’s client base, cause Truist to lower prices for its products and services in order to maintain market share or otherwise adversely impact Truist’s businesses or results of operations;
•failure to maintain or enhance Truist’s competitive position with respect to new products, services, and technology, whether we fail to anticipate client expectations or because our technological developments fail to perform as desired or do not achieve market acceptance or regulatory approval or for other reasons, may cause Truist to lose market share or incur additional expense;
•negative public opinion could damage Truist’s reputation and adversely impact business and revenues, including the effects of social media on market perceptions of Truist and banks generally;
•Truist faces substantial legal and operational risks in safeguarding personal information;
•accounting policies and processes require management to make estimates about matters that are uncertain, including the potential write down to goodwill if there is an elongated period of decline in market value for Truist’s stock and adverse economic conditions are sustained over a period of time or if there is a decline in a reporting unit’s forecasted net income;
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
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism and pandemics), and the effects of climate change, including physical risks, such as more frequent and intense weather events, and risks related to the transition to a lower carbon economy, such as regulatory or technological changes or shifts in market dynamics or consumer preferences, could have an adverse effect on Truist’s financial condition and results of operations, lead to material disruption of Truist’s operations or the ability or willingness of clients to access Truist’s products and services; and
•the effects of COVID-19 adversely impacted the Company’s operations and financial performance and similar adverse impacts resulting from pandemics could occur in future periods.

Readers are cautioned not to place undue reliance on these forward-looking statements, which represented management’s views on the date they were made. Except to the extent required by applicable law or regulation, Truist undertakes no obligation to revise or update any forward-looking statements.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Sep 30, 2023	Dec 31, 2022
Assets
Cash and due from banks	$5,156	$5,379
Interest-bearing deposits with banks	24,676	16,042
Securities borrowed or purchased under agreements to resell	2,018	3,181
Trading assets at fair value	4,384	4,905
AFS securities at fair value	65,117	71,801
HTM securities (fair value of $42,501 and $47,791, respectively)	54,942	57,713
LHFS (including $1,269 and $1,065 at fair value, respectively)	1,413	1,444
Loans and leases (including $16 and $18 at fair value, respectively)	315,699	325,991
ALLL	(4,693)	(4,377)
Loans and leases, net of ALLL	311,006	321,614
Premises and equipment	3,394	3,605
Goodwill	26,979	27,013
CDI and other intangible assets	3,292	3,672
Loan servicing rights at fair value	3,537	3,758
Other assets (including $1,079 and $1,582 at fair value, respectively)	36,793	35,128
Total assets	$542,707	$555,255
Liabilities
Noninterest-bearing deposits	$116,674	$135,742
Interest-bearing deposits	283,350	277,753
Short-term borrowings (including $1,718 and $1,551 at fair value, respectively)	23,485	23,422
Long-term debt	41,232	43,203
Other liabilities (including $3,474 and $2,971 at fair value, respectively)	15,959	14,598
Total liabilities	480,700	494,718
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,668	6,634
Additional paid-in capital	36,114	34,544
Retained earnings	27,944	26,264
AOCI, net of deferred income taxes	(15,559)	(13,601)
Noncontrolling interests	167	23
Total shareholders’ equity	62,007	60,537
Total liabilities and shareholders’ equity	$542,707	$555,255
Common shares outstanding	1,333,668	1,326,829
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans and leases	$4,976	$3,490	$14,547	$9,032
Interest on securities	763	709	2,264	2,024
Interest on other earning assets	490	170	1,379	343
Total interest income	6,229	4,369	18,190	11,399
Interest Expense
Interest on deposits	1,831	331	4,462	462
Interest on long-term debt	491	190	1,739	459
Interest on other borrowings	343	103	932	143
Total interest expense	2,665	624	7,133	1,064
Net Interest Income	3,564	3,745	11,057	10,335
Provision for credit losses	497	234	1,537	310
Net Interest Income After Provision for Credit Losses	3,067	3,511	9,520	10,025
Noninterest Income
Insurance income	793	725	2,541	2,277
Wealth management income	343	334	1,012	1,014
Investment banking and trading income	185	222	657	738
Service charges on deposits	152	263	641	769
Card and payment related fees	238	241	704	699
Mortgage banking income	102	122	343	343
Lending related fees	102	80	294	265
Operating lease income	63	66	194	190
Securities gains (losses)	—	(1)	—	(71)
Other income	130	50	249	268
Total noninterest income	2,108	2,102	6,635	6,492
Noninterest Expense
Personnel expense	2,200	2,116	6,637	6,269
Professional fees and outside processing	317	352	983	1,064
Software expense	238	225	689	691
Net occupancy expense	180	176	543	565
Amortization of intangibles	130	140	397	420
Equipment expense	97	122	299	354
Marketing and customer development	78	105	235	282
Operating lease depreciation	43	45	133	140
Regulatory costs	77	52	225	131
Merger-related and restructuring charges	75	62	192	399
Other expense	312	218	853	552
Total noninterest expense	3,747	3,613	11,186	10,867
Earnings
Income before income taxes	1,428	2,000	4,969	5,650
Provision for income taxes	245	363	926	1,065
Net income	1,183	1,637	4,043	4,585
Noncontrolling interests	6	4	44	6
Preferred stock dividends and other	106	97	284	262
Net income available to common shareholders	$1,071	$1,536	$3,715	$4,317
Basic EPS	$0.80	$1.16	$2.79	$3.25
Diluted EPS	0.80	1.15	2.77	3.22
Basic weighted average shares outstanding	1,333,522	1,326,539	1,331,377	1,328,569
Diluted weighted average shares outstanding	1,340,574	1,336,659	1,339,041	1,339,071

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,183	$1,637	$4,043	$4,585
OCI, net of tax:
Net change in net pension and postretirement costs	23	6	17	19
Net change in cash flow hedges	(255)	(139)	(447)	(85)
Net change in AFS securities	(2,015)	(3,051)	(1,712)	(10,889)
Net change in HTM securities	63	80	183	216
Other, net	(1)	(6)	1	(7)
Total OCI, net of tax	(2,185)	(3,110)	(1,958)	(10,746)
Total OCI	$(1,002)	$(1,473)	$2,085	$(6,161)
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$—	$1	$—	$6
Net change in cash flow hedges	(79)	(42)	(138)	(26)
Net change in AFS securities	(618)	(927)	(543)	(3,307)
Net change in HTM securities	19	25	51	65
Total income taxes related to OCI	$(678)	$(943)	$(630)	$(3,262)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, July 1, 2022	1,326,393	$6,673	$6,632	$34,410	$24,500	$(9,240)	$24	$62,999
Net income	—	—	—	—	1,633	—	4	1,637
OCI	—	—	—	—	—	(3,110)	—	(3,110)
Issued in connection with equity awards, net	373	—	2	(5)	(1)	—	—	(4)
Cash dividends declared on common stock	—	—	—	—	(691)	—	—	(691)
Cash dividends declared on preferred stock	—	—	—	—	(97)	—	—	(97)
Equity-based compensation expense	—	—	—	82	—	—	—	82
Other, net	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2022	1,326,766	$6,673	$6,634	$34,487	$25,344	$(12,350)	$23	$60,811
Balance, July 1, 2023	1,331,976	$6,673	$6,660	$35,990	$27,577	$(13,374)	$155	$63,681
Net income	—	—	—	—	1,177	—	6	1,183
OCI	—	—	—	—	—	(2,185)	—	(2,185)
Issued in connection with equity awards, net	1,692	—	8	43	(4)	—	—	47
Cash dividends declared on common stock	—	—	—	—	(693)	—	—	(693)
Cash dividends declared on preferred stock	—	—	—	—	(106)	—	—	(106)
Equity-based compensation expense	—	—	—	78	—	—	—	78
Other, net	—	—	—	3	(7)	—	6	2
Balance, September 30, 2023	1,333,668	$6,673	$6,668	$36,114	$27,944	$(15,559)	$167	$62,007
Balance, January 1, 2022	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	4,579	—	6	4,585
OCI	—	—	—	—	—	(10,746)	—	(10,746)
Issued in connection with equity awards, net	4,056	—	21	(112)	(4)	—	—	(95)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(1,967)	—	—	(1,967)
Cash dividends declared on preferred stock	—	—	—	—	(262)	—	—	(262)
Equity-based compensation expense	—	—	—	258	—	—	—	258
Other, net	—	—	—	—	—	—	17	17
Balance, September 30, 2022	1,326,766	$6,673	$6,634	$34,487	$25,344	$(12,350)	$23	$60,811
Balance, January 1, 2023	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537
Net income	—	—	—	—	3,999	—	44	4,043
OCI	—	—	—	—	—	(1,958)	—	(1,958)
Received in connection with IH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	6,839	—	34	(1)	(7)	—	—	26
Cash dividends declared on common stock	—	—	—	—	(2,077)	—	—	(2,077)
Cash dividends declared on preferred stock	—	—	—	—	(284)	—	—	(284)
Equity-based compensation expense	—	—	—	251	—	—	—	251
Other, net	—	—	—	3	49	—	4	56
Balance, September 30, 2023	1,333,668	$6,673	$6,668	$36,114	$27,944	$(15,559)	$167	$62,007

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$4,043	$4,585
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,537	310
Depreciation	522	581
Amortization of intangibles	397	420
Securities (gains) losses	—	71
Net change in operating assets and liabilities:
LHFS	(204)	1,676
Loan servicing rights	(187)	(850)
Pension asset	(1,425)	(526)
Derivative assets and liabilities	852	3,850
Trading assets	521	(1,441)
Other assets and other liabilities	262	(247)
Other, net	(63)	(882)
Net cash from operating activities	6,255	7,547
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	15	3,311
Proceeds from maturities, calls and paydowns of AFS securities	6,340	10,619
Purchases of AFS securities	(2,261)	(9,025)
Proceeds from maturities, calls and paydowns of HTM securities	3,023	4,006
Purchases of HTM securities	—	(3,020)
Originations and purchases of loans and leases, net of sales and principal collected	9,332	(24,135)
Net cash received (paid) for FHLB stock	(5)	(609)
Net cash received (paid) for securities borrowed or purchased under agreements to resell	1,163	1,460
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	(15)	(1,325)
Other, net	273	(491)
Net cash from investing activities	17,865	(19,209)
Cash Flows From Financing Activities:
Net change in deposits	(13,471)	(490)
Net change in short-term borrowings	47	20,395
Proceeds from issuance of long-term debt	48,172	3,461
Repayment of long-term debt	(49,609)	(6,991)
Repurchase of common stock	—	(250)
Cash dividends paid on common stock	(2,077)	(1,967)
Cash dividends paid on preferred stock	(284)	(262)
Net cash received (paid) for hedge unwinds	(424)	(198)
Net cash from IH minority stake sale	1,922	—
Other, net	15	(106)
Net cash from financing activities	(15,709)	13,592
Net Change in Cash and Cash Equivalents	8,411	1,930
Cash and Cash Equivalents, January 1	21,421	20,295
Cash and Cash Equivalents, September 30	$29,832	$22,225
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$6,430	$982
Income taxes	785	422
Noncash investing activities:
Transfer of AFS securities to HTM	—	59,436

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
The adoption of this standard did not have a material impact on the Company’s active last-of-layer hedges.
Investments in Tax Credit Structures January 1, 2023	Allows reporting entities to elect to account for qualifying equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, reporting entities were only permitted to apply the proportional amortization method only to qualifying equity investments in low-income housing tax credit structures.
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

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Securities purchased under agreements to resell	$826	$2,415
Securities borrowed	1,192	766
Total securities borrowed or purchased under agreements to resell	$2,018	$3,181

Fair value of collateral permitted to be resold or repledged	$1,789	$3,058
Fair value of securities resold or repledged	—	864

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

	September 30, 2023			December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$—	$—	$—	$318	$—	$318
State and Municipal	195	—	195	272	—	272
GSE	—	—	—	74	—	74
Agency MBS - residential	—	1,500	1,500	1,019	26	1,045
Corporate and other debt securities	230	205	435	369	50	419
Total securities sold under agreements to repurchase	$425	$1,705	$2,130	$2,052	$76	$2,128

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

Truist Financial Corporation 11

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

September 30, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$11,031	$—	$670	$10,361
GSE	372	—	48	324
Agency MBS - residential	61,202	—	12,126	49,076
Agency MBS - commercial	2,827	—	692	2,135
States and political subdivisions	421	7	34	394
Non-agency MBS	3,754	—	946	2,808
Other	20	—	1	19
Total AFS securities	$79,627	$7	$14,517	$65,117
HTM securities:
Agency MBS - residential	$54,942	$—	$12,441	$42,501

December 31, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$11,080	$—	$785	$10,295
GSE	339	—	36	303
Agency MBS - residential	65,377	—	10,152	55,225
Agency MBS - commercial	2,887	—	463	2,424
States and political subdivisions	425	15	24	416
Non-agency MBS	3,927	—	810	3,117
Other	21	—	—	21
Total AFS securities	$84,056	$15	$12,270	$71,801
HTM securities:
Agency MBS - residential	$57,713	$—	$9,922	$47,791

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	September 30, 2023
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$40,167	$31,590
FHLMC	40,710	31,724

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
September 30, 2023 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$3,996	$6,989	$17	$29	$11,031	$3,923	$6,401	$15	$22	$10,361
GSE	—	7	11	354	372	—	7	10	307	324
Agency MBS - residential	—	125	453	60,624	61,202	—	118	413	48,545	49,076
Agency MBS - commercial	—	—	71	2,756	2,827	—	—	63	2,072	2,135
States and political subdivisions	4	94	142	181	421	5	90	140	159	394
Non-agency MBS	—	—	222	3,532	3,754	—	—	165	2,643	2,808
Other	—	8	12	—	20	—	7	12	—	19
Total AFS securities	$4,000	$7,223	$928	$67,476	$79,627	$3,928	$6,623	$818	$53,748	$65,117
HTM securities:
Agency MBS - residential	$—	$—	$—	$54,942	$54,942	$—	$—	$—	$42,501	$42,501

12 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$567	$6	$9,177	$664	$9,744	$670
GSE	75	3	248	45	323	48
Agency MBS - residential	307	7	48,743	12,119	49,050	12,126
Agency MBS - commercial	62	5	2,073	687	2,135	692
States and political subdivisions	60	1	234	33	294	34
Non-agency MBS	—	—	2,808	946	2,808	946
Other	—	—	20	1	20	1
Total	$1,071	$22	$63,303	$14,495	$64,374	$14,517
HTM securities:
Agency MBS - residential	$—	$—	$42,501	$12,441	$42,501	$12,441

	Less than 12 months		12 months or more		Total
December 31, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,069	$49	$8,186	$736	$10,255	$785
GSE	180	14	114	22	294	36
Agency MBS - residential	25,041	3,263	30,050	6,889	55,091	10,152
Agency MBS - commercial	790	92	1,631	371	2,421	463
States and political subdivisions	251	21	20	3	271	24
Non-agency MBS	—	—	3,117	810	3,117	810
Other	21	—	—	—	21	—
Total	$28,352	$3,439	$43,118	$8,831	$71,470	$12,270
HTM securities:
Agency MBS - residential	$29,369	$5,613	$18,422	$4,309	$47,791	$9,922

At September 30, 2023 and December 31, 2022, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$13
Gross realized losses	—	(1)	—	(84)
Securities gains (losses), net	$—	$(1)	$—	$(71)

Truist Financial Corporation 13

NOTE 5. Loans and ACL

In the first quarter of 2023, the Company adopted the Troubled Debt Restructurings and Vintage Disclosures accounting standard. Certain newly required disclosures in this footnote are presented as of and for the period ended September 30, 2023 only as the adoption of this guidance did not impact the prior periods. As such, disclosures were provided related to TDRs as of December 31, 2022 and for the three and nine months ended September 30, 2022 under prior accounting standards. Refer to “Note 1. Basis of Presentation” for additional information.

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured. Truist sold its student loan portfolio at the end of the second quarter of 2023, which had a carrying value of $4.7 billion. The nine months ended September 30, 2023 includes $98 million of charge-offs related to the sale, which was previously provided for in the allowance.

	Accruing
September 30, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$161,656	$98	$15	$561	$162,330
CRE	22,419	28	—	289	22,736
Commercial construction	6,313	1	—	29	6,343
Consumer:
Residential mortgage	54,832	563	486	132	56,013
Home equity	9,967	61	9	123	10,160
Indirect auto	23,219	598	1	266	24,084
Other consumer	28,818	219	16	52	29,105
Credit card	4,813	68	47	—	4,928
Total	$312,037	$1,636	$574	$1,452	$315,699
(1)Includes government guaranteed loans of $456 million in the residential mortgage portfolio.

	Accruing
December 31, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$163,604	$256	$49	$398	$164,307
CRE	22,568	25	1	82	22,676
Commercial construction	5,844	5	—	—	5,849
Consumer:
Residential mortgage	55,005	614	786	240	56,645
Home equity	10,661	68	12	135	10,876
Indirect auto	27,015	646	1	289	27,951
Other consumer	27,289	187	13	44	27,533
Student	4,179	402	706	—	5,287
Credit card	4,766	64	37	—	4,867
Total	$320,931	$2,267	$1,605	$1,188	$325,991
(1)Includes government guaranteed loans of $759 million in the residential mortgage portfolio and $702 million in the student portfolio.
14 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

September 30, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$21,868	$34,323	$16,084	$8,740	$6,125	$11,692	$56,472	$—	$(235)	$155,069
Special mention	420	712	663	142	145	238	939	—	—	3,259
Substandard	373	895	426	264	286	353	844	—	—	3,441
Nonperforming	7	158	141	11	31	27	186	—	—	561
Total	22,668	36,088	17,314	9,157	6,587	12,310	58,441	—	(235)	162,330
Gross charge-offs	11	51	83	21	3	21	90			280
CRE:
Pass	3,215	5,000	2,740	2,051	2,982	2,948	1,102	—	(73)	19,965
Special mention	220	490	88	88	85	52	56	—	—	1,079
Substandard	75	382	268	51	332	295	—	—	—	1,403
Nonperforming	—	90	4	24	156	15	—	—	—	289
Total	3,510	5,962	3,100	2,214	3,555	3,310	1,158	—	(73)	22,736
Gross charge-offs	—	52	1	10	8	47	—	—	—	118
Commercial construction:
Pass	689	2,020	1,550	305	158	129	969	—	—	5,820
Special mention	38	131	104	—	—	—	1	—	—	274
Substandard	22	46	25	110	—	—	17	—	—	220
Nonperforming	—	28	—	—	1	—	—	—	—	29
Total	749	2,225	1,679	415	159	129	987	—	—	6,343
Consumer:
Residential mortgage:
Current	2,468	13,609	16,733	5,827	2,884	13,311	—	—	—	54,832
30 - 89 days past due	3	39	40	36	35	410	—	—	—	563
90 days or more past due	3	26	25	33	34	365	—	—	—	486
Nonperforming	—	2	6	6	12	106	—	—	—	132
Total	2,474	13,676	16,804	5,902	2,965	14,192	—	—	—	56,013
Gross charge-offs	—	—	2	1	1	6	—	—	—	10
Home equity:
Current	—	—	—	—	—	—	6,209	3,758	—	9,967
30 - 89 days past due	—	—	—	—	—	—	41	20	—	61
90 days or more past due	—	—	—	—	—	—	6	3	—	9
Nonperforming	—	—	—	—	—	—	42	81	—	123
Total	—	—	—	—	—	—	6,298	3,862	—	10,160
Gross charge-offs	—	—	—	—	—	—	8	—	—	8
Indirect auto:
Current	3,893	8,865	5,236	2,835	1,574	829	—	—	(13)	23,219
30 - 89 days past due	48	187	140	83	71	69	—	—	—	598
90 days or more past due	—	1	—	—	—	—	—	—	—	1
Nonperforming	11	78	66	42	37	32	—	—	—	266
Total	3,952	9,131	5,442	2,960	1,682	930	—	—	(13)	24,084
Gross charge-offs	10	138	88	44	44	53	—	—	—	377
Other consumer:
Current	8,656	8,453	4,146	2,160	1,194	1,336	2,856	14	3	28,818
30 - 89 days past due	56	72	37	20	14	13	6	1	—	219
90 days or more past due	6	7	1	—	—	—	2	—	—	16
Nonperforming	3	11	14	8	7	8	—	1	—	52
Total	8,721	8,543	4,198	2,188	1,215	1,357	2,864	16	3	29,105
Gross charge-offs	53	116	69	37	26	11	17	—	—	329
Student:(2)
Gross charge-offs	—	—	—	—	—	108	—	—	—	108
Credit card:
Current	—	—	—	—	—	—	4,793	20	—	4,813
30 - 89 days past due	—	—	—	—	—	—	65	3	—	68
90 days or more past due	—	—	—	—	—	—	45	2	—	47
Total	—	—	—	—	—	—	4,903	25	—	4,928
Gross charge-offs	—	—	—	—	—	—	157	2	—	159
Total	$42,074	$75,625	$48,537	$22,836	$16,163	$32,228	$74,651	$3,903	$(318)	$315,699
Gross charge-offs	$74	$357	$243	$113	$82	$246	$272	$2	$—	$1,389

Truist Financial Corporation 15

December 31, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$45,890	$21,642	$11,219	$8,258	$4,977	$9,686	$57,854	$—	$(199)	$159,327
Special mention	243	302	143	160	61	88	721	—	—	1,718
Substandard	518	387	113	413	249	187	997	—	—	2,864
Nonperforming	47	53	10	28	46	27	187	—	—	398
Total	46,698	22,384	11,485	8,859	5,333	9,988	59,759	—	(199)	164,307
CRE:
Pass	6,141	3,595	2,220	3,846	2,092	2,265	757	—	(70)	20,846
Special mention	106	118	74	229	281	5	18	—	—	831
Substandard	106	99	35	422	121	134	—	—	—	917
Nonperforming	—	3	—	—	77	2	—	—	—	82
Total	6,353	3,815	2,329	4,497	2,571	2,406	775	—	(70)	22,676
Commercial construction:
Pass	1,501	1,500	825	290	212	71	1,056	—	—	5,455
Special mention	80	—	93	—	—	—	35	—	—	208
Substandard	114	—	18	1	53	—	—	—	—	186
Total	1,695	1,500	936	291	265	71	1,091	—	—	5,849
Consumer:
Residential mortgage:
Current	13,824	17,340	6,167	3,084	1,384	13,206	—	—	—	55,005
30 - 89 days past due	55	61	32	37	43	386	—	—	—	614
90 or more days past due	5	31	62	62	91	535	—	—	—	786
Nonperforming	4	6	10	12	17	191	—	—	—	240
Total	13,888	17,438	6,271	3,195	1,535	14,318	—	—	—	56,645
Home equity:
Current	—	—	—	—	—	—	6,843	3,818	—	10,661
30 - 89 days past due	—	—	—	—	—	—	48	20	—	68
90 days or more past due	—	—	—	—	—	—	9	3	—	12
Nonperforming	—	—	—	—	—	—	44	91	—	135
Total	—	—	—	—	—	—	6,944	3,932	—	10,876
Indirect auto:
Current	11,646	7,141	4,105	2,461	1,096	559	—	—	7	27,015
30 - 89 days past due	147	174	111	100	60	54	—	—	—	646
90 days or more past due	1	—	—	—	—	—	—	—	—	1
Nonperforming	41	77	56	56	34	25	—	—	—	289
Total	11,835	7,392	4,272	2,617	1,190	638	—	—	7	27,951
Other consumer:
Current	11,270	5,805	3,167	1,814	865	1,061	3,278	29	—	27,289
30 - 89 days past due	68	44	26	20	10	7	10	2	—	187
90 days or more past due	8	1	1	1	—	—	2	—	—	13
Nonperforming	4	11	8	9	2	8	2	—	—	44
Total	11,350	5,861	3,202	1,844	877	1,076	3,292	31	—	27,533
Student:
Current	—	—	17	71	57	4,034	—	—	—	4,179
30 - 89 days past due	—	—	—	1	1	400	—	—	—	402
90 days or more past due	—	—	—	1	1	704	—	—	—	706
Total	—	—	17	73	59	5,138	—	—	—	5,287
Credit card:
Current	—	—	—	—	—	—	4,750	16	—	4,766
30 - 89 days past due	—	—	—	—	—	—	63	1	—	64
90 days or more past due	—	—	—	—	—	—	36	1	—	37
Total	—	—	—	—	—	—	4,849	18	—	4,867
Total	$91,819	$58,390	$28,512	$21,376	$11,830	$33,635	$76,710	$3,981	$(262)	$325,991
(1)Includes certain deferred fees and costs and other adjustments.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

16 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2022
Commercial:
Commercial and industrial	$1,357	$(51)	$43	$(48)	$—	$1,301
CRE	237	—	—	(3)	—	234
Commercial construction	50	—	2	(5)	—	47
Consumer:
Residential mortgage	327	(4)	3	50	—	376
Home equity	88	(3)	8	(10)	—	83
Indirect auto	952	(103)	21	96	—	966
Other Consumer	728	(109)	21	115	—	755
Student	100	(7)	—	—	—	93
Credit card	348	(42)	8	36	—	350
ALLL	4,187	(319)	106	231	—	4,205
RUFC	247	—	—	3	—	250
ACL	$4,434	$(319)	$106	$234	$—	$4,455

(Dollars in millions)	Balance at Jul 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2023
Commercial:
Commercial and industrial	$1,536	$(98)	$28	$(114)	$(1)	$1,351
CRE	402	(77)	2	278	—	605
Commercial construction	109	—	—	56	—	165
Consumer:
Residential mortgage	320	(8)	1	(12)	—	301
Home equity	85	(4)	7	(2)	—	86
Indirect auto	981	(135)	25	74	—	945
Other consumer	808	(120)	20	158	—	866
Credit card	365	(55)	9	55	—	374
ALLL	4,606	(497)	92	493	(1)	4,693
RUFC	273	—	—	4	—	277
ACL	$4,879	$(497)	$92	$497	$(1)	$4,970

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2022
Commercial:
Commercial and industrial	$1,426	$(99)	$73	$(99)	$—	$1,301
CRE	350	(2)	7	(121)	—	234
Commercial construction	52	(1)	4	(8)	—	47
Consumer:
Residential mortgage	308	(8)	13	63	—	376
Home equity	96	(7)	19	(25)	—	83
Indirect auto	1,022	(282)	70	156	—	966
Other consumer	714	(285)	62	264	—	755
Student	117	(17)	—	(7)	—	93
Credit card	350	(123)	26	97	—	350
ALLL	4,435	(824)	274	320	—	4,205
RUFC	260	—	—	(10)	—	250
ACL	$4,695	$(824)	$274	$310	$—	$4,455

Truist Financial Corporation 17

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2023
Commercial:
Commercial and industrial	$1,409	$(280)	$54	$170	$(2)	$1,351
CRE	224	(118)	3	496	—	605
Commercial construction	46	—	1	118	—	165
Consumer:
Residential mortgage	399	(10)	5	(12)	(81)	301
Home equity	90	(8)	18	(14)	—	86
Indirect auto	981	(377)	82	246	13	945
Other consumer	770	(329)	57	369	(1)	866
Student(2)	98	(108)	—	10	—	—
Credit card	360	(159)	27	149	(3)	374
ALLL	4,377	(1,389)	247	1,532	(74)	4,693
RUFC	272	—	—	5	—	277
ACL	$4,649	$(1,389)	$247	$1,537	$(74)	$4,970
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

The commercial ALLL increased $74 million and $442 million and the consumer ALLL increased $4 million and decreased $140 million during the three and nine months ended September 30, 2023, respectively. The increase in the commercial ALLL primarily reflects an increase in reserves related to the CRE and commercial construction portfolios. The slight increase in the consumer ALLL compared to the prior quarter reflects loan growth in certain indirect consumer portfolios, offset by run-off primarily in indirect auto and residential mortgage. The decrease in the consumer ALLL for the year-to-date period primarily reflects the sale of the student portfolio in the second quarter as well as impacts associated with the adoption of the Troubled Debt Restructurings and Vintage Disclosure accounting standard in the first quarter of 2023.

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

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the September 30, 2023 ACL, unchanged since December 31, 2022. While the scenario weightings were unchanged, each forecast scenario reflected deterioration in certain economic variables over the reasonable and supportable forecast period when compared to the prior period. The overall economic forecast shaping the ACL estimate at September 30, 2023 included GDP growth in the low-single digits and an unemployment rate near mid-single digits.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The September 30, 2023 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

18 Truist Financial Corporation

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	September 30, 2023		December 31, 2022
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$179	$382	$120	$278
CRE	55	234	75	7
Commercial construction	—	29	—	—
Consumer:
Residential mortgage	2	130	4	236
Home equity	1	122	2	133
Indirect auto	23	243	3	286
Other consumer	—	52	—	44
Total	$260	$1,192	$204	$984

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Nonperforming loans and leases HFI	$1,452	$1,188
Nonperforming LHFS	75	—
Foreclosed real estate	3	4
Other foreclosed property	54	58
Total nonperforming assets	$1,584	$1,250

Residential mortgage loans in the process of foreclosure	$233	$248

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

Three Months Ended September 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$426	$—	$—	$3	$—	$—	$—	$—	$429	0.26%
CRE	28	—	—	—	—	—	—	—	28	0.12
Commercial construction	21	—	—	—	—	—	—	—	21	0.33
Consumer:
Residential mortgage	—	30	27	23	—	79	15	1	175	0.31
Home equity	—	—	—	2	2	—	—	1	5	0.05
Indirect auto	—	7	—	388	4	—	—	2	401	1.67
Other consumer	—	6	—	—	1	—	—	—	7	0.02
Credit card	—	—	—	—	—	—	—	4	4	0.08
Total	$475	$43	$27	$416	$7	$79	$15	$8	$1,070	0.34
Truist Financial Corporation 19

Nine Months Ended September 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$884	$51	$—	$23	$44	$—	$—	$—	$1,002	0.62%
CRE	173	—	—	72	—	—	—	—	245	1.08
Commercial construction	24	—	—	—	—	—	—	—	24	0.38
Consumer:
Residential mortgage	—	82	95	62	2	254	52	4	551	0.98
Home equity	—	—	—	2	7	—	—	2	11	0.11
Indirect auto	—	19	—	483	13	—	—	5	520	2.16
Other consumer	—	15	—	1	4	—	—	1	21	0.07
Credit card	—	—	—	—	—	—	—	14	14	0.28
Total	$1,081	$167	$95	$643	$70	$254	$52	$26	$2,388	0.76

Three Months Ended September 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 9 months and increased the interest rate by 0.7%
CRE	Extended the term by 15 months and increased the interest rate by 0.9%
Commercial construction	Extended the term by 2 months
Term Extensions
Residential mortgage	Extended the term by 117 months.
Indirect auto	Extended the term by 24 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 120 days of payment deferral.
Residential mortgage	Provided 214 days of payment deferral.
Home equity	Provided 177 days of payment deferral.
Indirect auto	Provided 135 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Home equity	Extended the term by 322 months and decreased the interest rate by 5%.
Indirect auto	Extended the term by 12 months and decreased the interest rate by 5%.
Other consumer	Extended the term by 56 months and decreased the interest rate by 1%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 101 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 144 months, and decreased the interest rate by 0.4%.

20 Truist Financial Corporation

Nine Months Ended September 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 8 months and increased the interest rate by 0.6%
CRE	Extended the term by 11 months and increased the interest rate by 0.2%
Commercial construction	Extended the term by 2 months
Term Extensions
Commercial and industrial	Extended the term by 3 months.
Residential mortgage	Extended the term by 139 months.
Indirect auto	Extended the term by 22 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 183 days of payment deferral.
CRE	Provided 232 days of payment deferral.
Residential mortgage	Provided 212 days of payment deferral.
Home equity	Provided 167 days of payment deferral.
Indirect auto	Provided 133 days of payment deferral.
Other consumer	Provided 153 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Commercial and industrial	Extended the term by 76 months and increased the interest rate by 3%.
Residential mortgage	Extended the term by 124 months and increased the interest rate by 0.5%.
Home equity	Extended the term by 258 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 11 months and decreased the interest rate by 7%.
Other consumer	Extended the term by 61 months and decreased the interest rate by 1%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 105 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 130 months, and decreased the interest rate by 0.2%.

The tables above exclude trial modifications totaling $77 million as of September 30, 2023. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of September 30, 2023, Truist had $594 million in unfunded lending commitments related to the modified obligations summarized in the tables above.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Truist Financial Corporation 21

Truist closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the period-end delinquency status and amortized cost of loans that were modified since January 1, 2023. The period-end delinquency status of loans that were modified are disclosed at amortized cost and reflect the impact of any paydowns, payoffs, and/or charge-offs that occurred subsequent to modification.

	Payment Status (Amortized Cost Basis)
September 30, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$743	$2	$32	$777
CRE	120	—	21	141
Commercial construction	21	—	—	21
Consumer:
Residential mortgage	354	104	74	532
Home equity	9	—	—	9
Indirect auto	438	65	7	510
Other consumer	18	1	—	19
Credit card	9	1	1	11
Total	$1,712	$173	$135	$2,020
Total nonaccrual loans included above	$227	$28	$82	$337

The following table provides the amortized cost basis of financing receivables that were modified and were in payment default:

September 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$32	$—	$—	$—	$—	$—	$—	$32
CRE	21	—	—	—	—	—	—	21
Consumer:
Residential mortgage	—	7	8	28	25	4	2	74
Indirect auto	—	—	—	5	—	—	2	7
Credit card	—	—	—	—	—	—	1	1
Total	$53	$7	$8	$33	$25	$4	$5	$135

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Dec 31, 2022
Performing TDRs:
Commercial:
Commercial and industrial	$136
CRE	5
Commercial construction	1
Consumer:
Residential mortgage	1,252
Home equity	51
Indirect auto	462
Other consumer	31
Student	30
Credit card	18
Total performing TDRs	1,986
Nonperforming TDRs	214
Total TDRs	$2,200
ALLL attributable to TDRs	$152

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
22 Truist Financial Corporation

	As of / For the Three Months Ended September 30, 2022				As of / For the Nine Months Ended September 30, 2022
	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
(Dollars in millions)	Rate	Structure			Rate	Structure
Newly designated TDRs:
Commercial	$66	$—	$66	$9	$66	$9	$77	$9
Consumer	123	117	236	12	368	505	858	41
Credit card	2	—	2	1	6	—	6	3
Re-modification of previously designated TDRs	43	50			73	90

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Unearned income, discounts, and net deferred loan fees and costs	$528	$269

NOTE 6. Goodwill and Other Intangible Assets

During the third quarter of 2023, the Company observed continuing declines in its financial forecasts for its CB&W and C&CB reporting units. The Company considered such declines in the context of industry related factors, including a decline in bank share prices, concluding that a triggering event had occurred for its CB&W and C&CB reporting units, and therefore Truist performed a quantitative test for these reporting units as of August 1, 2023. Based on the results of the impairment analyses, the Company concluded that the fair values of the reporting units exceed their respective carrying values; therefore, there was no goodwill impairment. However, for the CB&W, and C&CB reporting units, the fair value of the reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of these reporting units may be at risk of impairment. The Company monitored events and circumstances during the period from August 1, 2023 through September 30, 2023, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its August 1, 2023 quantitative impairment test, and the sensitivity of the August 1, 2023 quantitative test results to changes in assumptions through September 30, 2023. Based on these considerations, the Company concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2023. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2022	$16,870	$6,149	$3,079	$26,098
Mergers and acquisitions	—	—	912	912
Adjustments and other	(5)	5	3	3
Goodwill, December 31, 2022	16,865	6,154	3,994	27,013
Adjustments and other	—	215	(249)	(34)
Goodwill, September 30, 2023	$16,865	$6,369	$3,745	$26,979

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,473	$(1,589)	$884	$2,473	$(1,403)	$1,070
Other, primarily client relationship intangibles	3,807	(1,399)	2,408	3,812	(1,210)	2,602
Total	$6,280	$(2,988)	$3,292	$6,285	$(2,613)	$3,672

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
UPB of residential mortgage loan servicing portfolio	$271,632	$274,028
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	214,953	217,046
Mortgage loans sold with recourse	180	200
Maximum recourse exposure from mortgage loans sold with recourse liability	114	127
Indemnification, recourse and repurchase reserves	52	56

As of / For the Nine Months Ended September 30, (Dollars in millions)	2023	2022
UPB of residential mortgage loans sold from LHFS	$10,643	$22,971
Pre-tax gains recognized on mortgage loans sold and held for sale	49	62
Servicing fees recognized from mortgage loans serviced for others	517	462
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.27%	0.30%
Weighted average interest rate on mortgage loans serviced for others	3.51	3.45

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2023	2022
Residential MSRs, carrying value, January 1	$3,428	$2,305
Acquired	123	321
Additions	199	372
Sales	(531)	—
Change in fair value due to changes in valuation inputs or assumptions(1)	207	771
Realization of expected net servicing cash flows, passage of time, and other	(204)	(306)
Residential MSRs, carrying value, September 30	$3,222	$3,463
(1)The nine months ended September 30, 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.6%	11.3%	7.1%	8.6%	12.5%	9.0%
Effect on fair value of a 10% increase			$(83)			$(110)
Effect on fair value of a 20% increase			(160)			(211)
OAS	2.3%	12.3%	4.8%	1.2%	11.4%	4.0%
Effect on fair value of a 10% increase			$(63)			$(55)
Effect on fair value of a 20% increase			(124)			(108)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.6%			99.5%
Adjustable-rate residential mortgage loans			0.4			0.5
Total			100.0%			100.0%
Weighted average life			7.7 years			6.8 years

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

24 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
UPB of CRE mortgages serviced for others	$34,179	$36,622
CRE mortgages serviced for others covered by recourse provisions	9,718	9,955
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,827	2,861
Recorded reserves related to recourse exposure	17	17
CRE mortgages originated during the year-to-date period	2,866	7,779
Commercial MSRs at fair value	295	301

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	September 30, 2023		December 31, 2022
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,112	$11	$1,193	$20
Total lease liabilities	1,436	12	1,545	23
Weighted average remaining term	6.2 years	5.6 years	6.6 years	5.6 years
Weighted average discount rate	3.0%	4.8%	2.7%	3.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Operating lease costs	$74	$81	$230	$241

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Assets held under operating leases(1)(2)	$2,028	$2,090
Accumulated depreciation	(575)	(550)
Net	$1,453	$1,540
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $421 million and $516 million at September 30, 2023 and December 31, 2022, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.7 billion at September 30, 2023 and $7.6 billion at December 31, 2022.
Truist Financial Corporation 25

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
FHLB advances	$18,900	$18,900
Securities sold under agreements to repurchase	2,130	2,128
Securities sold short	1,718	1,551
Collateral in excess of derivative exposures	451	403
Master notes	200	370
Other short-term borrowings	86	70
Total short-term borrowings	$23,485	$23,422

The following table presents a summary of long-term debt:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Truist Financial Corporation:
Fixed rate senior notes	$18,801	$14,107
Floating rate senior notes	999	999
Fixed rate subordinated notes(1)	1,824	1,882
Capital notes(1)	628	625
Structured notes(2)	—	12
Truist Bank:
Fixed rate senior notes	4,142	6,982
Floating rate senior notes	1,250	1,749
Fixed rate subordinated notes(1)	4,740	4,767
Fixed rate FHLB advances	2	2
Floating rate FHLB advances	7,600	10,800
Other long-term debt(3)	1,246	1,278
Total long-term debt	$41,232	$43,203
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

26 Truist Financial Corporation

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash dividends declared per share	$0.52	$0.52	$1.56	$1.48

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, July 1, 2022	$(73)	$45	$(6,476)	$(2,736)	$—	$(9,240)
OCI before reclassifications, net of tax	—	(140)	(3,047)	—	(6)	(3,193)
Amounts reclassified from AOCI:
Before tax	6	1	(6)	105	—	106
Tax effect	—	—	(2)	25	—	23
Amounts reclassified, net of tax	6	1	(4)	80	—	83
Total OCI, net of tax	6	(139)	(3,051)	80	(6)	(3,110)
AOCI balance, September 30, 2022	$(67)	$(94)	$(9,527)	$(2,656)	$(6)	$(12,350)
AOCI balance, July 1, 2023	$(1,541)	$(270)	$(9,092)	$(2,468)	$(3)	$(13,374)
OCI before reclassifications, net of tax	10	(268)	(1,938)	—	(1)	(2,197)
Amounts reclassified from AOCI:
Before tax	16	17	(100)	82	—	15
Tax effect	3	4	(23)	19	—	3
Amounts reclassified, net of tax	13	13	(77)	63	—	12
Total OCI, net of tax	23	(255)	(2,015)	63	(1)	(2,185)
AOCI balance, September 30, 2023	$(1,518)	$(525)	$(11,107)	$(2,405)	$(4)	$(15,559)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2022	$(86)	$(9)	$(1,510)	$—	$1	$(1,604)
OCI before reclassifications, net of tax	2	(94)	(10,956)	—	(7)	(11,055)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	22	12	87	281	—	402
Tax effect	5	3	20	65	—	93
Amounts reclassified, net of tax	17	9	67	216	—	309
Total OCI, net of tax	19	(85)	(10,889)	216	(7)	(10,746)
AOCI balance, September 30, 2022	$(67)	$(94)	$(9,527)	$(2,656)	$(6)	$(12,350)
AOCI balance, January 1, 2023	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
OCI before reclassifications, net of tax	(21)	(464)	(1,531)	—	1	(2,015)
Amounts reclassified from AOCI:
Before tax	49	22	(236)	234	—	69
Tax effect	11	5	(55)	51	—	12
Amounts reclassified, net of tax	38	17	(181)	183	—	57
Total OCI, net of tax	17	(447)	(1,712)	183	1	(1,958)
AOCI balance, September 30, 2023	$(1,518)	$(525)	$(11,107)	$(2,405)	$(4)	$(15,559)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income

Truist Financial Corporation 27

NOTE 12. Income Taxes

For the three months ended September 30, 2023 and 2022, the provision for income taxes was $245 million and $363 million, respectively, representing effective tax rates of 17.2% and 18.2%, respectively. The lower effective tax rate for the three months ended September 30, 2023 was primarily driven by decreases in the full year forecasted effective tax rate, partially offset by changes in discrete tax items. For the nine months ended September 30, 2023 and 2022, the provision for income taxes was $926 million and $1.1 billion, respectively, representing effective tax rates of 18.6% and 18.8%, respectively. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2023	2022	2023	2022
Service cost	Personnel expense	$77	$139	$263	$418
Interest cost	Other expense	112	87	334	263
Estimated return on plan assets	Other expense	(226)	(269)	(682)	(808)
Amortization and other	Other expense	19	10	59	27
Net periodic (benefit) cost		$(18)	$(33)	$(26)	$(100)

Truist makes contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $1.3 billion were made to the Truist pension plan during the nine months ended September 30, 2023.

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

Tax Credit and Certain Equity Investments

The Company invests as a limited partner in certain projects through the New Market Tax Credit program, which is a Federal financial program aimed to stimulate business and real estate investment in underserved communities via a Federal tax credit. Following the first quarter of 2023 adoption of the Investments in Tax Credit Structures accounting standard, these tax credits, referred to as “Other qualified tax credits” below, qualify for the proportional amortization method. The Company also applied the proportional amortization method to investments through the Production Tax Credits program. Refer to “Note 1. Basis of Presentation” for additional information.

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Sep 30, 2023	Dec 31, 2022
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$6,368	$5,869
Amount of future funding commitments included in carrying amount	Other liabilities	2,150	1,762
Lending exposure	Loans and leases for funded amounts	1,773	1,547
Renewable energy investments:
Carrying amount	Other assets	310	264
Amount of future funding commitments not included in carrying amount	NA	721	361
SBIC and certain other equity method investments:
Carrying amount	Other assets	670	596
Amount of future funding commitments not included in carrying amount	NA	603	532

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments was immaterial.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2023	2022	2023	2022
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$163	$163	$480	$465
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits(1)	Provision for income taxes	$153	$143	$451	$391
Other community development investments(1)	Other noninterest income	3	21	8	60
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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Commitments to extend, originate, or purchase credit and other commitments	$212,827	$216,838
Residential mortgage loans sold with recourse	180	200
CRE mortgages serviced for others covered by recourse provisions	9,718	9,955
Other loans serviced for others covered by recourse provisions	819	723
Letters of credit	6,306	6,030

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

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Total return swaps:
VIE assets	$1,780	$1,830
Trading loans and bonds	1,732	1,790
VIE liabilities	92	163

The Company concluded that the associated VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses and the right to receive benefits, which could potentially be significant. The activities of the VIEs are restricted to buying and selling the reference assets, and the risks/benefits of any such assets owned by the VIEs are passed to the third-party clients via the TRS contracts. For additional information on TRS contracts and the related VIEs, see “Note 16. Derivative Financial Instruments.”

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

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Pledged securities	$39,702	$38,012
Pledged loans:
FRB	74,463	71,234
FHLB	68,488	68,988
Unused borrowing capacity:
FRB	54,633	49,250
FHLB	23,615	20,770

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $200 million as of September 30, 2023. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company deemed the likelihood of that outcome to be remote. In addition, the matters underlying this estimate will change from time to time. Estimated losses are based upon currently available information and involve considerable judgment, given that claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete, and material facts may be disputed or unsubstantiated, among other factors.

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

The following is a description of certain legal proceedings in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. On behalf of the certified class as currently defined, Plaintiff seeks a return of up to $452 million in paid overdraft fees from the 2006 to 2017 period above, plus prejudgment interest. Truist intends to file motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment by the current dispositive motion deadline of October 31, 2023. Trial is presently set to commence on April 29, 2024. The Company continues to believe that it has substantial defenses against the underlying claims.

United Services Automobile Association v. Truist Bank

USAA filed a lawsuit on July 29, 2022 against the Company in the United States District Court for the Eastern District of Texas alleging that the Company’s mobile remote deposit capture (“RDC”) systems infringed three patents held by USAA. The complaint sought damages, including for alleged willful infringement and a corresponding request that the amount of actual damages be trebled, as well as injunctive and other equitable relief. USAA later amended its complaint to assert two additional RDC patents in the lawsuit. The Company filed its answer and affirmative defenses on October 11, 2022, denying that it infringed any of the patents at issue in the lawsuit and asserting that USAA’s patents were invalid or unenforceable. The Company further asserted counterclaims seeking damages as well as injunctive relief against USAA for infringing six patents owned by the Company and practiced by USAA’s mobile RDC systems. The Company also filed petitions for inter partes review (“IPR”) at the Patent Trial and Appeal Board challenging the validity of each of the five patents asserted by USAA in the lawsuit, and review was granted for two of the patents and denied for one of the patents.

Truist Financial Corporation 31

Effective September 29, 2023, the Company and USAA entered into a Settlement and Patent License Agreement resolving the lawsuit. The lawsuit was dismissed with prejudice on October 10, 2023, and the Company’s pending IPR proceedings regarding USAA’s RDC patents have been terminated. The financial impact of the resolution did not have a material adverse effect on the Company’s financial condition or operating results.

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$117	$—	$117	$—	$—
GSE	47	—	47	—	—
Agency MBS - residential	—	—	—	—	—
States and political subdivisions	511	—	511	—	—
Corporate and other debt securities	1,480	—	1,480	—	—
Loans	1,775	—	1,775	—	—
Other	454	363	91	—	—
Total trading assets	4,384	363	4,021	—	—
AFS securities:
U.S. Treasury	10,361	—	10,361	—	—
GSE	324	—	324	—	—
Agency MBS - residential	49,076	—	49,076	—	—
Agency MBS - commercial	2,135	—	2,135	—	—
States and political subdivisions	394	—	394	—	—
Non-agency MBS	2,808	—	2,808	—	—
Other	19	—	19	—	—
Total AFS securities	65,117	—	65,117	—	—
LHFS at fair value	1,269	—	1,269	—	—
Loans and leases	16	—	—	16	—
Loan servicing rights at fair value	3,537	—	—	3,537	—
Other assets:
Derivative assets	749	685	2,090	1	(2,027)
Equity securities	330	227	103	—	—
Total assets	$75,402	$1,275	$72,600	$3,554	$(2,027)
Liabilities:
Derivative liabilities	$3,474	$428	$5,002	$40	$(1,996)
Securities sold short	1,718	214	1,504	—	—
Total liabilities	$5,192	$642	$6,506	$40	$(1,996)

Truist Financial Corporation 33

December 31, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$137	$—	$137	$—	$—
GSE	457	—	457	—	—
Agency MBS - residential	804	—	804	—	—
Agency MBS - commercial	62	—	62	—	—
States and political subdivisions	422	—	422	—	—
Corporate and other debt securities	761	—	761	—	—
Loans	1,960	—	1,960	—	—
Other	302	261	41	—	—
Total trading assets	4,905	261	4,644	—	—
AFS securities:
U.S. Treasury	10,295	—	10,295	—	—
GSE	303	—	303	—	—
Agency MBS - residential	55,225	—	55,225	—	—
Agency MBS - commercial	2,424	—	2,424	—	—
States and political subdivisions	416	—	416	—	—
Non-agency MBS	3,117	—	3,117	—	—
Other	21	—	21	—	—
Total AFS securities	71,801	—	71,801	—	—
LHFS at fair value	1,065	—	1,065	—	—
Loans and leases	18	—	—	18	—
Loan servicing rights at fair value	3,758	—	—	3,758	—
Other assets:
Derivative assets	684	472	1,980	1	(1,769)
Equity securities	898	796	102	—	—
Total assets	$83,129	$1,529	$79,592	$3,777	$(1,769)
Liabilities:
Derivative liabilities	$2,971	$364	$4,348	$37	$(1,778)
Securities sold short	1,551	114	1,437	—	—
Total liabilities	$4,522	$478	$5,785	$37	$(1,778)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At September 30, 2023 and December 31, 2022, investments totaling $402 million and $385 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2022.

34 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended September 30, 2023 and 2022 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at July 1, 2022	$20	$3,466	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	190	(61)
Purchases	—	126	—
Issuances	—	130	(30)
Sales	—	(6)	—
Settlements	—	(109)	56
Other	(1)	—	—
Balance at September 30, 2022	$19	$3,797	$(71)
Balance at July 1, 2023	$16	$3,497	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	151	(25)
Issuances	—	78	1
Sales	—	(102)	—
Settlements	—	(87)	16
Balance at September 30, 2023	$16	$3,537	$(39)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2023	$—	$150	$(21)

Nine Months Ended September 30, 2023 and 2022 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2022	$23	$2,633	$(12)
Total realized and unrealized gains (losses):
Included in earnings	—	807	(324)
Purchases	—	321	—
Issuances	—	411	10
Sales	—	(7)	—
Settlements	—	(368)	255
Other	(4)	—	—
Balance at September 30, 2022	$19	$3,797	$(71)
Balance at January 1, 2023	$18	$3,758	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	216	(47)
Purchases	—	123	—
Issuances	—	218	17
Sales	—	(531)	—
Settlements	(2)	(247)	27
Balance at September 30, 2023	$16	$3,537	$(39)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2023	$—	$166	$(39)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income

Truist Financial Corporation 35

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	September 30, 2023			December 31, 2022
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,775	$1,864	$(89)	$1,960	$2,101	$(141)
Loans and leases	16	17	(1)	18	20	(2)
LHFS at fair value	1,269	1,288	(19)	1,065	1,056	9
Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Carrying value:
LHFS	$119	$271
Loans and leases	679	500
Other	506	120

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Valuation adjustments:
LHFS	$(40)	$(9)
Loans and leases	(428)	(280)
Other(1)	(198)	(87)
(1)Prior period amounts were revised.

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $25 million and $108 million of LHFS carried at cost at September 30, 2023 and December 31, 2022, respectively, that did not require a valuation adjustment during the period. Additionally, the table above excludes $98 million of charge-offs related to the student loan portfolio sale that occurred in the second quarter of 2023, which was previously provided for. The remainder of LHFS is carried at fair value.

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

Other includes foreclosed real estate, other foreclosed property, ROU assets, premises and equipment, OREO, and held for sale operating leases, and consists primarily of residential homes, commercial properties, vacant lots, and automobiles. ROU assets are measured based on the fair value of the assets, which considers the potential for sublease income. The remaining assets are measured at LOCOM, less costs to sell.
36 Truist Financial Corporation

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

		September 30, 2023		December 31, 2022
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$54,942	$42,501	$57,713	$47,791
Loans and leases HFI, net of ALLL	Level 3	310,990	299,829	321,596	308,738
Financial liabilities:
Time deposits	Level 2	42,148	41,900	23,474	23,383
Long-term debt	Level 2	41,232	39,705	43,203	40,951

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $277 million and $272 million at September 30, 2023 and December 31, 2022, respectively.

Truist Financial Corporation 37

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	September 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$20,900	$—	$—	$16,650	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	19,268	—	(56)	16,393	—	(68)
Swaps hedging AFS securities	20,052	—	—	7,097	—	—
Total	39,320	—	(56)	23,490	—	(68)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	158,550	618	(3,026)	155,670	579	(2,665)
Options	38,430	145	(168)	29,840	172	(192)
Forward commitments	372	4	(2)	1,495	8	(2)
Other	3,239	—	—	3,823	1	—
Equity contracts	40,653	824	(1,331)	33,185	644	(901)
Credit contracts:
Trading assets	600	—	—	140	—	—
Loans and leases	465	—	—	394	—	—
Risk participation agreements	7,638	—	(2)	6,824	—	(3)
Total return swaps	1,693	41	(10)	1,729	81	(2)
Foreign exchange contracts	21,679	346	(298)	19,022	364	(380)
Commodity	9,156	476	(465)	4,881	444	(447)
Total	282,475	2,454	(5,302)	257,003	2,293	(4,592)
Mortgage banking:
Interest rate contracts:
Swaps	148	—	—	115	—	—
Options(1)	400	3	—	400	1	—
Interest rate lock commitments	1,259	1	(23)	999	1	(17)
When issued securities, forward rate agreements and forward commitments(1)	2,013	56	—	1,728	24	(6)
Other	68	—	—	140	1	—
Total	3,888	60	(23)	3,382	27	(23)
MSRs:
Interest rate contracts:
Swaps	13,355	1	—	14,566	—	—
Options(1)	17,112	261	(77)	15,505	125	(48)
When issued securities, forward rate agreements and forward commitments(1)	712	—	(10)	884	8	(15)
Other	2,009	—	(2)	1,532	—	(3)
Total	33,188	262	(89)	32,487	133	(66)
Total derivatives not designated as hedges	319,551	2,776	(5,414)	292,872	2,453	(4,681)
Total derivatives	$379,771	2,776	(5,470)	$333,012	2,453	(4,749)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,325)	1,325		(1,223)	1,223
Cash collateral (received) posted for amounts subject to master netting arrangements		(702)	671		(546)	555
Net amount		$749	$(3,474)		$684	$(2,971)
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
38 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

September 30, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,014	$(1,602)	$412	$—	$412
Derivatives not subject to master netting arrangement or similar arrangement	77	—	77	—	77
Exchange traded derivatives	685	(425)	260	—	260
Total derivative assets	$2,776	$(2,027)	$749	$—	$749
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(4,207)	$1,571	$(2,636)	$119	$(2,517)
Derivatives not subject to master netting arrangement or similar arrangement	(835)	—	(835)	—	(835)
Exchange traded derivatives	(428)	425	(3)	—	(3)
Total derivative liabilities	$(5,470)	$1,996	$(3,474)	$119	$(3,355)

December 31, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,895	$(1,408)	$487	$—	$487
Derivatives not subject to master netting arrangement or similar arrangement	86	—	86	—	86
Exchange traded derivatives	472	(361)	111	—	111
Total derivative assets	$2,453	$(1,769)	$684	$—	$684
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,688)	$1,417	$(2,271)	$43	$(2,228)
Derivatives not subject to master netting arrangement or similar arrangement	(697)	—	(697)	—	(697)
Exchange traded derivatives	(364)	361	(3)	—	(3)
Total derivative liabilities	$(4,749)	$1,778	$(2,971)	$43	$(2,928)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	September 30, 2023			December 31, 2022
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)	$45,402	$(926)	$(4)	$38,773	$(630)	$(4)
Loans and leases	331	—	8	353	—	10
Long-term debt	28,242	(855)	(192)	25,378	(780)	218
(1)The amortized cost of AFS securities was $57.2 billion at September 30, 2023 and $46.2 billion at December 31, 2022. Further, as of September 30, 2023, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $51.5 billion, of which $20.1 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security.

Truist Financial Corporation 39

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(351)	$(182)	$(607)	$(123)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Long-term debt	—	(1)	—	(12)
Commercial Loans	(17)	—	(22)	—

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Investment securities:
Amounts related to interest settlements	$119	$36	$282	$40
Recognized on derivatives	326	157	273	631
Recognized on hedged items	(323)	(142)	(248)	(586)
Net income (expense) recognized(1)	122	51	307	85
Loans and leases:
Recognized on hedged items	(1)	(1)	(2)	(2)
Net income (expense) recognized	(1)	(1)	(2)	(2)
Long-term debt:
Amounts related to interest settlements	(56)	(23)	(149)	(4)
Recognized on derivatives	(319)	(445)	(454)	(912)
Recognized on hedged items	326	482	483	1,050
Net income (expense) recognized	(49)	14	(120)	134
Net income (expense) recognized, total	$72	$64	$185	$217
(1)Includes $12 million and $33 million of income recognized for the three and nine months ended September 30, 2023, respectively, and $15 million and $41 million for the three and nine months ended September 30, 2022, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
40 Truist Financial Corporation

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(573)	$(118)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	48	40
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(201)	(31)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	6 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$229	$669
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	22	163
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $425 million at September 30, 2023 and $457 million at December 31, 2022.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2023	2022	2023	2022
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$37	$59	$123	$187
Foreign exchange contracts	Investment banking and trading income and other income	118	202	89	381
Equity contracts	Investment banking and trading income and other income	(14)	(57)	(34)	(50)
Credit contracts	Investment banking and trading income and other income	(33)	(7)	(92)	84
Commodity contracts	Investment banking and trading income	3	9	20	9
Mortgage banking:
Interest rate contracts - residential	Mortgage banking income	39	94	61	572
Interest rate contracts - commercial	Mortgage banking income	—	6	(1)	5
MSRs:
Interest rate contracts - residential	Mortgage banking income	(162)	(175)	(244)	(789)
Interest rate contracts - commercial	Mortgage banking income	(9)	(9)	(13)	(23)
Total		$(21)	$122	$(91)	$376

Truist Financial Corporation 41

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At September 30, 2023, the remaining terms on these risk participations ranged from less than one year to 14 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Risk participation agreements:
Maximum potential amount of exposure	$434	$575
Total return swaps:
Cash collateral held	435	453

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Dealer and other counterparties:
Cash and other collateral received from counterparties	$702	$542
Derivatives in a net gain position secured by collateral received	787	618
Unsecured positions in a net gain with counterparties after collateral postings	83	76
Cash collateral posted to counterparties	789	590
Derivatives in a net loss position secured by collateral	855	692
Central counterparties clearing:
Cash collateral, including initial margin, received from central clearing parties	—	4
Cash collateral, including initial margin, posted to central clearing parties	12	45
Derivatives in a net loss position	—	13
Derivatives in a net gain position	16	12
Securities pledged to central counterparties clearing	1,112	639

42 Truist Financial Corporation

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2023	2022	2023	2022
Net income available to common shareholders	$1,071	$1,536	$3,715	$4,317
Weighted average number of common shares	1,333,522	1,326,539	1,331,377	1,328,569
Effect of dilutive outstanding equity-based awards	7,052	10,120	7,664	10,502
Weighted average number of diluted common shares	1,340,574	1,336,659	1,339,041	1,339,071
Basic EPS	$0.80	$1.16	$2.79	$3.25
Diluted EPS	$0.80	$1.15	$2.77	$3.22
Anti-dilutive awards	5,875	—	4,665	85

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

Also related to the same transaction, IH’s recapitalized from a corporate entity to an LLC, such that each partner is allocated its share of Insurance Holding’s income before taxes, and beginning in the second quarter of 2023 the Company recognizes its associated income tax provision through OT&C. The Company elected not to restate prior periods for this change based on IH’s previous status as a corporate entity. The Company recognized $30 million and $84 million for the three and nine months ended September 30, 2023, respectively, of tax provision related to IH in OT&C. In the third quarter of 2023, IH recognized $3 million of taxes for certain state jurisdictions that impose income taxes on partnerships and LLCs.

Truist Financial Corporation 43

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C(1)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$1,269	$1,690	$2,427	$1,635	$1	$1	$(133)	$419	$3,564	$3,745
Net intersegment interest income (expense)	1,388	992	(776)	10	(81)	10	(531)	(1,012)	—	—
Segment net interest income	2,657	2,682	1,651	1,645	(80)	11	(664)	(593)	3,564	3,745
Allocated provision for credit losses	248	283	254	(48)	—	—	(5)	(1)	497	234
Segment net interest income after provision	2,409	2,399	1,397	1,693	(80)	11	(659)	(592)	3,067	3,511
Noninterest income	756	836	584	645	801	731	(33)	(110)	2,108	2,102
Amortization of intangibles	67	76	31	33	32	31	—	—	130	140
Other noninterest expense	1,998	1,854	843	795	669	597	107	227	3,617	3,473
Income (loss) before income taxes	1,100	1,305	1,107	1,510	20	114	(799)	(929)	1,428	2,000
Provision (benefit) for income taxes	266	309	215	324	3	29	(239)	(299)	245	363
Segment net income (loss)	$834	$996	$892	$1,186	$17	$85	$(560)	$(630)	$1,183	$1,637

Identifiable assets (period end)	$161,881	$170,196	$205,163	$198,522	$8,766	$7,459	$166,897	$172,261	$542,707	$548,438

Nine Months Ended September 30, (Dollars in millions)	CB&W		C&CB		IH		OT&C(1)		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$4,335	$4,794	$7,144	$4,050	$3	$2	$(425)	$1,489	$11,057	$10,335
Net intersegment interest income (expense)	3,773	2,395	(2,050)	225	(153)	17	(1,570)	(2,637)	—	—
Segment net interest income	8,108	7,189	5,094	4,275	(150)	19	(1,995)	(1,148)	11,057	10,335
Allocated provision for credit losses	746	556	797	(229)	—	—	(6)	(17)	1,537	310
Segment net interest income after provision	7,362	6,633	4,297	4,504	(150)	19	(1,989)	(1,131)	9,520	10,025
Noninterest income	2,457	2,578	1,790	1,988	2,562	2,295	(174)	(369)	6,635	6,492
Amortization of intangibles	204	229	93	100	100	91	—	—	397	420
Other noninterest expense	5,971	5,514	2,531	2,333	1,994	1,691	293	909	10,789	10,447
Income (loss) before income taxes	3,644	3,468	3,463	4,059	318	532	(2,456)	(2,409)	4,969	5,650
Provision (benefit) for income taxes	873	827	690	876	39	131	(676)	(769)	926	1,065
Segment net income (loss)	$2,771	$2,641	$2,773	$3,183	$279	$401	$(1,780)	$(1,640)	$4,043	$4,585

Identifiable assets (period end)	$161,881	$170,196	$205,163	$198,522	$8,766	$7,459	$166,897	$172,261	$542,707	$548,438
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

44 Truist Financial Corporation

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

Regulatory Considerations

The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the financial system, rather than for the protection of shareholders and creditors. Truist is subject to banking laws and regulations, and various other laws and regulations, which affect the operations and management of Truist and its ability to make distributions to shareholders. Truist and its subsidiaries are also subject to supervision and examination by multiple regulators. The descriptions below summarize certain updates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2022 to state and federal laws to which Truist is subject. These descriptions do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions. Refer to Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures.

In March 2023, the FRB created the Bank Term Funding Program to support American businesses and households by making additional funding available to eligible depository institutions. This program offers loans up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging any collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. These assets are valued at par.

In July 2023, the SEC finalized rules requiring registrants to disclose material cybersecurity incidents that they experience on Form 8-K and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. Annual disclosures will be required in Truist’s Annual Report on Form 10-K for the year ended 2023. The Form 8-K disclosure requirements will become effective beginning on December 18, 2023.

Banking agencies have proposed certain actions described below. We continue to evaluate these proposals and the potential impacts, if adopted as proposed, on the Company and Truist Bank.

In July 2023, the U.S. banking regulators issued a proposal to revise the risk-based capital standards applicable to the Company and Truist Bank. This proposal would introduce new approaches for credit risk, operational risk, market risk and credit valuation adjustment risk that generally align with the approaches for these risks under the global Basel Accord adopted by the Basel Committee. The proposal would introduce a new measure of risk-weighted assets, which would reflect the proposed new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, as well as a proposed new measure for market risk that would be based on both internal models and standardized supervisory models of market risk. The proposal includes a proposed effective date of July 1, 2025, subject to a three-year transition period ending July 1, 2028, over which the expanded total risk-weighted assets would be phased in.

In August 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements that currently apply only to global systemically important banking organizations. This proposal would also impose a long-term debt requirement on certain categories of insured depository institutions that are not consolidated subsidiaries of U.S. GSIBs, including insured depository institutions with $100 billion or more in total assets, such as Truist Bank. If adopted, this proposal would require the Company and Truist Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of risk-weighted assets, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. Truist Bank would be required to issue the minimum amount of eligible long-term debt to the Company, and the Company would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Company from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Company’s liabilities that are not eligible long-term debt.

Truist Financial Corporation 45

In August 2023, the FDIC issued a proposal to amend its rules requiring covered insured depository institutions, including Truist Bank, to periodically submit resolution plans to the FDIC. If adopted as proposed, Truist Bank would be required to submit a full resolution plan to the FDIC every two years and submit an interim supplement in each year that it is not required to submit a full resolution plan. In addition, this proposal would increase the content requirements for plan submissions and introduce a new credibility standard for the FDIC’s evaluation of resolution plans, which would be enforceable against the covered insured depository institutions. Separately, the FRB and FDIC also proposed updated guidance on resolution planning requirements applicable to the Company under Section 165(d) of the Dodd-Frank Act.

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

Executive Overview

The transformative work we announced in the third quarter to improve our financial performance is well underway. We are driving swift and meaningful actions to simplify our organization and reduce expenses. Our continued focus on core clients, paring back non-core and lower-return portfolios, and paying down higher-cost borrowings has made our balance sheet more efficient and helped drive a modest improvement in our net interest margin.

Noninterest expense was flat compared to the second quarter, and down 50 basis points on an adjusted basis, reflecting our expense discipline. Our $750 million gross cost saves program and efforts to simplify the organization are underway and we are focused on expense discipline while also investing in our core franchise and risk management systems.

Our cost save program includes:

•Reductions in force
◦Spans and layers
◦Consolidation of redundant/similar functions
◦Select business restructuring
◦Geographic simplification
•Organizational alignment and simplification
◦Consolidate businesses for operational efficiency
◦More efficient branch network and staffing structure
◦Simplified and streamlined compensation and benefits programs
◦Reallocate investments to core businesses
•Rationalize technology spend
◦Focus on opportunities in core businesses

We remain strongly committed to improving our capital position, which increased 29 basis points in the third quarter. Asset quality continues to normalize but remains in-line with our expectations and allowance coverage ratios.

As we continue to diligently execute on this critical work to capitalize on our competitive advantages and drive efficiencies, we are fundamentally changing how we operate to drive revenue growth, franchise value and increased benefit to our shareholders, now and into the future.

On October 2, 2023, Truist announced changes to its Board of Directors. On December 31, 2023, the retirements of directors Kelly S. King, Nido R. Qubein, David M. Ratcliffe and Thomas N. Thompson will occur due to these directors reaching Truist’s mandatory retirement age. In addition, Board members Anna R. Cablik, Paul D. Donahue, Easter A. Maynard and Frank P. Scruggs, Jr. notified Truist on September 26, 2023, that they have chosen to conclude their service as directors effective as of December 31, 2023. Their decisions are to address other professional and personal commitments and are not due to any disagreement with Truist on any matter relating to Truist’s operations, policies or practices. The Board and Truist’s management express their deep appreciation to these directors for their dedicated service and many significant contributions to Truist.

46 Truist Financial Corporation

Financial Results

Net income available to common shareholders for the third quarter of 2023 of $1.1 billion was down 30% compared with the third quarter of 2022. On a diluted per common share basis, earnings for the third quarter of 2023 were $0.80, a decrease of $0.35, or 30%, compared to the third quarter of 2022. Truist’s results of operations for the third quarter of 2023 produced an annualized return on average assets of 0.86% and an annualized return on average common shareholders’ equity of 7.5% compared to prior year returns of 1.19% and 10.7%, respectively.

•Results for the third quarter of 2023 included merger-related and restructuring charges of $75 million ($58 million after-tax, or $0.04 per share).
•Results for the third quarter of 2022 included $62 million ($48 million after-tax, or $0.04 per share) of merger-related and restructuring charges and $90 million ($69 million after-tax, or $0.05 per share) of incremental operating expenses related to the Merger.

Taxable-equivalent net interest income for the third quarter of 2023 was down $162 million, or 4.3%, compared to the third quarter of 2022 primarily due to higher funding costs and lower purchase accounting accretion, partially offset by higher market interest rates. Net interest margin was 2.95%, down 17 basis points.

•The yield on the total loan portfolio was 6.25%, up 176 basis points, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.26%, up 31 basis points primarily due to the higher rate environment. Average deposits decreased $19.1 billion, or 4.5%, average short-term borrowings increased $7.5 billion, and average long-term debt increased $12.0 billion.
•The average cost of total deposits was 1.81%, up 150 basis points. The average cost of short-term borrowings was 5.47%, up 313 basis points. The average cost of long-term debt was 4.51%, up 208 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Noninterest income was relatively stable compared to the third quarter of 2022 due to higher other income and insurance income, partially offset by lower service charges on deposits and lower investment banking and trading income. Service charges on deposits include an $87 million reduction due to client refund accruals resulting from a revision in deposit service fee protocols.

Noninterest expense was up $134 million, or 3.7%, compared to the third quarter of 2022 due to higher personnel expense, other expense, and regulatory costs, partially offset by lower professional fees and outside processing, marketing and customer development, and equipment expenses. Merger-related costs, which included merger-related and restructuring charges, as well as incremental operating expenses related to the merger, decreased $77 million, primarily due to the completion of integration-related activities. Adjusted noninterest expenses, which exclude merger-related costs, the amortization of intangibles, and gains and losses on the early extinguishment of debt, increased $221 million, or 6.7%, and includes the impact of $70 million of higher other expenses due to costs associated with the change to the deposit service fee protocols and resolution of certain legal matters.

The effective tax rate decreased compared to the third quarter of 2022 primarily driven by decreases in the full year forecasted effective tax rate, partially offset by changes in discrete tax items.

An increase in the loan loss reserve reflects normalization of asset quality.

•Nonperforming loans and leases held for investment were 0.46% of loans and leases held for investment at September 30, 2023, down one basis point compared to June 30, 2023.
•The allowance for credit losses was $5.0 billion and includes $4.7 billion for the allowance for loan and lease losses and $277 million for the reserve for unfunded commitments. The ALLL ratio was 1.49%, up six basis points compared with June 30, 2023.
•The provision for credit losses was $497 million compared to $234 million for the third quarter of 2022. The increase in the current quarter provision expense primarily reflects higher net charge-offs and an allowance build.
•The net charge-off ratio was 51 basis points, up 24 basis points compared to the third quarter of 2022 due to higher charge-offs in the CRE, commercial and industrial, and indirect auto portfolios.

Capital strengthened during the third quarter of 2023.

•Truist’s CET1 ratio was 9.9% as of September 30, 2023. The increase since June 30, 2023 resulted from organic capital generation and RWA optimization.
•Truist declared common dividends of $0.52 per share during the third quarter of 2023. The dividend payout ratio for the third quarter of 2023 was 65%. Truist did not repurchase any shares in the third quarter of 2023.
•Truist’s average consolidated LCR was 110% for the three months ended September 30, 2023, compared to the regulatory minimum of 100%.
Truist Financial Corporation 47

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the third quarter of 2023 was down $162 million, or 4.3%, compared to the third quarter of 2022 primarily due to higher funding costs and lower purchase accounting accretion, partially offset by higher market interest rates. Net interest margin was 2.95%, down 17 basis points.

•Average earning assets increased $6.4 billion, or 1.3%, primarily due to growth in average total loans of $8.0 billion, or 2.6%, and growth in other earning assets of $9.4 billion, or 48%, primarily due to an increase in balances held at the Federal Reserve to support liquidity, partially offset by a decrease in average securities of $9.9 billion, or 6.8%.
•The yield on the total loan portfolio was 6.25%, up 176 basis points, primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.26%, up 31 basis points primarily due to the higher rate environment.
•Average deposits decreased $19.1 billion, or 4.5%, average short-term borrowings increased $7.5 billion, and average long-term debt increased $12.0 billion.
•The average cost of total deposits was 1.81%, up 150 basis points. The average cost of short-term borrowings was 5.47%, up 313 basis points. The average cost of long-term debt was 4.51%, up 208 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Taxable-equivalent net interest income for the nine months ended September 30, 2023 was up $792 million, or 7.6%, compared to the same period in 2022 primarily due to higher market interest rates and strong loan growth. These increases were partially offset by lower purchase accounting accretion. Net interest margin was 3.01% for the nine months ended September 30, 2023, up eight basis points compared to the prior period.

•Average earning assets increased $21.9 billion, or 4.6%, compared to the prior period primarily due to growth in average total loans of $23.7 billion, or 7.9%, and growth in other earning assets of $9.9 billion, or 50%, primarily due to an increase in balances held at the Federal Reserve to support liquidity build, partially offset by a $10.8 billion, or 7.2%, decrease in average securities.
•The yield on the total loan portfolio was 6.04% for the nine months ended September 30, 2023, up 200 basis points, compared to the prior period primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.19% for the nine months ended September 30, 2023, up 37 basis points compared to the prior period primarily due to the higher rate environment.
•Average deposits decreased $16.6 billion, or 4.0%, while average short-term borrowings increased $13.0 billion, or 114%, compared to the prior period and average long-term debt increased $20.0 billion, or 61%.
•The average cost of total deposits was 1.48% for the nine months ended September 30, 2023, up 133 basis points compared to the prior period. The average cost of short-term borrowings was 5.13% for the nine months ended September 30, 2023, up 345 basis points compared to the prior period. The average cost on long-term debt was 4.41% for the nine months ended September 30, 2023, up 253 basis points compared to the prior period. The increases in rates on deposits and other funding sources was largely attributable to the higher rate environment.

As of September 30, 2023, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $528 million and $49 million, respectively. As of December 31, 2022, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $741 million and $81 million, respectively.

The remaining unamortized purchase accounting fair value mark on loans and leases consists of $367 million for consumer loans and leases, and $161 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

48 Truist Financial Corporation

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2023	2022	2023	2022	2023	2022		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$10,886	$10,925	1.27%	0.93%	$34	$26	$8	$8	$—
GSE	339	305	2.92	2.56	3	1	2	1	1
Agency MBS	120,078	129,703	2.33	2.02	701	655	46	97	(51)
States and political subdivisions	423	395	4.12	3.92	4	4	—	—	—
Non-agency MBS	3,781	4,016	2.33	2.32	22	24	(2)	—	(2)
Other	20	52	5.55	3.94	1	—	1	—	1
Total securities	135,527	145,396	2.26	1.95	765	710	55	106	(51)
Interest earning trading assets	4,380	5,446	6.91	4.49	76	62	14	28	(14)
Other earning assets(3)	29,006	19,631	5.68	2.24	415	109	306	234	72
Loans and leases, net of unearned income:
Commercial and industrial	164,022	152,123	6.50	4.08	2,686	1,564	1,122	991	131
CRE	22,812	22,245	6.85	4.32	396	245	151	145	6
Commercial Construction	6,194	5,284	7.83	4.83	120	62	58	45	13
Residential mortgage	56,135	53,271	3.79	3.59	532	478	54	27	27
Home equity	10,243	10,767	7.61	5.17	196	142	54	61	(7)
Indirect auto	24,872	28,057	6.16	5.40	386	382	4	50	(46)
Other consumer	28,963	26,927	7.43	6.21	542	419	123	88	35
Student	—	5,958	—	5.64	1	85	(84)	—	(84)
Credit card	4,875	4,755	11.62	9.97	143	119	24	21	3
Total loans and leases HFI	318,116	309,387	6.25	4.49	5,002	3,496	1,506	1,428	78
LHFS	1,765	2,489	6.20	4.81	28	30	(2)	7	(9)
Total loans and leases	319,881	311,876	6.25	4.49	5,030	3,526	1,504	1,435	69
Total earning assets	488,794	482,349	5.11	3.63	6,286	4,407	1,879	1,803	76
Nonearning assets	58,910	63,257
Total assets	$547,704	$545,606
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$101,252	$111,645	2.29	0.56	584	158	426	442	(16)
Money market and savings	139,961	147,659	2.35	0.43	829	159	670	679	(9)
Time deposits	40,920	14,751	4.05	0.40	418	14	404	338	66
Total interest-bearing deposits	282,133	274,055	2.57	0.48	1,831	331	1,500	1,459	41
Short-term borrowings	24,894	17,392	5.47	2.34	343	103	240	181	59
Long-term debt	43,353	31,381	4.51	2.43	491	190	301	208	93
Total interest-bearing liabilities	350,380	322,828	3.02	0.77	2,665	624	2,041	1,848	193
Noninterest-bearing deposits	118,905	146,041
Other liabilities	15,107	13,227
Shareholders’ equity	63,312	63,510
Total liabilities and shareholders’ equity	$547,704	$545,606
Average interest-rate spread			2.09%	2.86%
NIM/net interest income - taxable equivalent			2.95%	3.12%	$3,621	$3,783	$(162)	$(45)	$(117)
Taxable-equivalent adjustment					$57	$38
Memo: Total deposits	$401,038	$420,096	1.81%	0.31%	$1,831	$331	$1,500
(1)Represents daily average balances. Excludes basis adjustments for fair value hedges.
(2)Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs, and dividends.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock and other earning assets.
Truist Financial Corporation 49

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Nine Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2023	2022	2023	2022	2023	2022		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$11,039	$10,457	1.14%	0.84%	$94	$66	$28	$24	$4
GSE	334	557	2.83	2.19	8	8	—	3	(3)
Agency MBS	122,473	133,338	2.27	1.87	2,085	1,870	215	376	(161)
States and political subdivisions	424	380	4.12	3.82	13	11	2	1	1
Non-agency MBS	3,846	4,112	2.33	2.29	67	71	(4)	1	(5)
Other	23	51	5.34	3.46	1	1	—	1	(1)
Total securities	138,139	148,895	2.19	1.82	2,268	2,027	241	406	(165)
Interest earning trading assets	4,759	5,784	6.54	3.67	234	160	74	106	(32)
Other earning assets(3)	29,872	19,924	5.13	1.24	1,147	184	963	831	132
Loans and leases, net of unearned income:
Commercial and industrial	165,231	145,566	6.26	3.42	7,732	3,725	4,007	3,447	560
CRE	22,736	22,765	6.64	3.52	1,135	606	529	530	(1)
Commercial Construction	5,994	5,196	7.54	3.80	332	140	192	166	26
Residential mortgage	56,291	50,180	3.76	3.58	1,589	1,346	243	71	172
Home equity	10,483	10,755	7.22	4.68	566	376	190	200	(10)
Indirect auto	26,381	26,888	5.99	5.47	1,182	1,101	81	102	(21)
Other consumer	28,242	25,930	7.10	6.15	1,500	1,193	307	195	112
Student	3,280	6,310	6.92	4.54	170	214	(44)	84	(128)
Credit card	4,836	4,721	11.51	9.29	416	328	88	80	8
Total loans and leases HFI	323,474	298,311	6.04	4.04	14,622	9,029	5,593	4,875	718
LHFS	1,727	3,167	6.25	3.82	81	91	(10)	42	(52)
Total loans and leases	325,201	301,478	6.04	4.04	14,703	9,120	5,583	4,917	666
Total earning assets	497,971	476,081	4.92	3.22	18,352	11,491	6,861	6,260	601
Nonearning assets	59,703	64,673
Total assets	$557,674	$540,754
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$104,053	$112,058	1.93	0.26	1,501	215	1,286	1,303	(17)
Money market and savings	139,305	145,953	1.91	0.20	1,991	220	1,771	1,781	(10)
Time deposits	35,189	14,840	3.68	0.25	970	27	943	858	85
Total interest-bearing deposits	278,547	272,851	2.14	0.23	4,462	462	4,000	3,942	58
Short-term borrowings	24,317	11,356	5.13	1.68	932	143	789	507	282
Long-term debt	52,663	32,646	4.41	1.88	1,739	459	1,280	879	401
Total interest-bearing liabilities	355,527	316,853	2.68	0.45	7,133	1,064	6,069	5,328	741
Noninterest-bearing deposits	124,533	146,862
Other liabilities	14,446	12,448
Shareholders’ equity	63,168	64,591
Total liabilities and shareholders’ equity	$557,674	$540,754
Average interest-rate spread			2.24%	2.77%
NIM/net interest income - taxable equivalent			3.01%	2.93%	$11,219	$10,427	$792	$932	$(140)
Taxable-equivalent adjustment					$162	$92
Memo: Total deposits	$403,080	$419,713	1.48%	0.15%	$4,462	$462	$4,000
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
50 Truist Financial Corporation

Provision for Credit Losses

The provision for credit losses was $497 million compared to $234 million for the third quarter of 2022. The net charge-off ratio for the current quarter of 0.51% was up 24 basis points compared to the prior quarter.

•The increase in the current quarter provision expense primarily reflects an allowance build and higher net charge-offs.
•The net charge-off ratio was up compared to the third quarter of 2022 driven by higher charge-offs in the CRE, commercial and industrial, and indirect auto portfolios.

The provision for credit losses was $1.5 billion for the nine months ended September 30, 2023 compared to $310 million in the same period in 2022. The net charge-off ratio for the current period of 0.47% was up 22 basis points compared to the prior period.

•The increase in the current period provision expense primarily reflects an allowance build and higher net charge-offs.
•The net charge-off ratio was up compared to the prior period driven by higher charge-offs in the commercial and industrial, CRE, indirect auto, other consumer, and credit card portfolios as well as the sale of the student loan portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Insurance income	$793	$725	9.4%	$2,541	$2,277	11.6%
Wealth management income	343	334	2.7	1,012	1,014	(0.2)
Investment banking and trading income	185	222	(16.7)	657	738	(11.0)
Service charges on deposits	152	263	(42.2)	641	769	(16.6)
Card and payment related fees	238	241	(1.2)	704	699	0.7
Mortgage banking income	102	122	(16.4)	343	343	—
Lending related fees	102	80	27.5	294	265	10.9
Operating lease income	63	66	(4.5)	194	190	2.1
Securities gains (losses)	—	(1)	NM	—	(71)	NM
Other income	130	50	160.0	249	268	(7.1)
Total noninterest income	$2,108	$2,102	0.3	$6,635	$6,492	2.2

Noninterest income was relatively stable compared to the third quarter of 2022 due to higher other income and insurance income, partially offset by lower service charges on deposits and lower investment banking and trading income.

•Other income increased primarily due to higher income on certain equity investments and higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense).
•Insurance income increased primarily due to 6.3% organic growth and acquisitions.
•Service charges on deposits decreased primarily due to an $87 million reduction in deposit service charge fees due to client refund accruals resulting from a revision in deposit service fee protocols, as well as reduced overdraft fees.
•Investment banking and trading income decreased due to lower structured real estate income, partially offset by higher merger and acquisition activity and equity originations.

Noninterest income was up $143 million, or 2.2%, for the nine months ended September 30, 2023 compared to the same period in 2022 due to higher insurance income, partially offset by lower service charges on deposits, investment banking and trading income, and other income. The prior period included $71 million of securities losses and a $74 million gain on the redemption of noncontrolling equity interest (included in other income).

•Insurance income increased primarily due to 6.8% organic growth and acquisitions.
•Service charges on deposits decreased primarily due to the aforementioned service fee protocol revision, as well as reduced overdraft fees.
•Investment banking and trading income decreased due to lower structured real estate income, partially offset by higher merger and acquisition fees as well as higher equity and bond originations.
Truist Financial Corporation 51

•Other income decreased primarily due to higher derivative collateral related costs and the aforementioned gain on the redemption of noncontrolling equity in the prior period, partially offset by higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense).

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Personnel expense	$2,200	$2,116	4.0%	$6,637	$6,269	5.9%
Professional fees and outside processing	317	352	(9.9)	983	1,064	(7.6)
Software expense	238	225	5.8	689	691	(0.3)
Net occupancy expense	180	176	2.3	543	565	(3.9)
Amortization of intangibles	130	140	(7.1)	397	420	(5.5)
Equipment expense	97	122	(20.5)	299	354	(15.5)
Marketing and customer development	78	105	(25.7)	235	282	(16.7)
Operating lease depreciation	43	45	(4.4)	133	140	(5.0)
Regulatory costs	77	52	48.1	225	131	71.8
Merger-related and restructuring charges	75	62	21.0	192	399	(51.9)
Other expense	312	218	43.1	853	552	54.5
Total noninterest expense	$3,747	$3,613	3.7	$11,186	$10,867	2.9

Noninterest expense was up $134 million, or 3.7%, compared to the third quarter of 2022 due to higher personnel expense, other expense, and regulatory costs, partially offset by lower professional fees and outside processing and marketing and customer development. Merger-related costs, which included merger-related and restructuring charges, as well as incremental operating expenses related to the merger decreased $77 million, primarily due to the completion of integration-related activities. Adjusted noninterest expenses, which exclude merger-related costs, the amortization of intangibles, and gains and losses on the early extinguishment of debt increased $221 million, or 6.7%.

•Personnel expense increased due to investments in teammates by increasing Truist’s minimum wage, the impact from acquisitions, and investments in revenue producing businesses and enterprise technology, as well as higher other post-retirement benefit expense (which is almost entirely offset by higher other income). These increases were partially offset by lower pension expenses and lower incentives.
•Other expense increased primarily due to higher pension expense (driven primarily by lower plan assets) and includes $70 million of costs associated with a revision in deposit service fee protocols as well as settlement of certain litigation matters, including a settlement and patent licensing agreement that resolved the USAA remote deposit capture patent infringement lawsuit, partially offset by lower operating losses.
•Regulatory costs increased primarily due to an increase in the FDIC’s deposit insurance assessment rate.
•Professional fees and outside processing expenses decreased due to prior period incremental operating expenses related to the merger, partially offset by higher enterprise technology and other investments.
•Marketing and customer development decreased due to reduced marketing compared to the prior year.

52 Truist Financial Corporation

Noninterest expense was up $319 million, or 2.9%, for the nine months ended September 30, 2023 compared to the same period in 2022 due to higher personnel expense, other expense, and regulatory costs, partially offset by lower merger-related and restructuring charges, professional fees and outside processing expenses, equipment expense, and marketing and customer development expense. Merger-related and restructuring charges and incremental operating expenses related to the merger decreased $207 million and $409 million, respectively, due to the completion of integration-related activities. The prior period also included a gain on the redemption of FHLB advances of $39 million. Adjusted noninterest expenses, which exclude merger-related costs, the amortization of intangibles, and gains and losses on the early extinguishment of debt, increased $915 million, or 9.5%.

•Personnel expense increased due to investments in teammates by increasing Truist’s minimum wage, the impact from acquisitions, investments in revenue producing businesses and enterprise technology, and higher other post-retirement benefit expense (which is almost entirely offset by higher other income), partially offset by lower pension expenses.
•Other expense increased primarily due to higher pension expense (driven primarily by lower plan assets) and includes $70 million of costs associated with a revision in deposit service fee protocols as well as settlement of certain litigation matters, including a settlement and patent licensing agreement that resolved the USAA remote deposit capture patent infringement lawsuit, partially offset by lower operating losses.
•Regulatory costs increased primarily due to an increase in the FDIC’s deposit insurance assessment rate.
•Professional fees and outside processing expense decreased due to prior period incremental operating expenses related to the merger, partially offset by higher enterprise technology and other investments.
•Equipment expense decreased due to retirement of certain technology related equipment.
•Marketing and customer development expense decreased due to reduced marketing compared to the prior year.

Merger-Related and Restructuring Charges

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2023 merger-related and restructuring costs predominately reflect various restructuring initiatives, including costs for severance and other benefits and costs related to exiting facilities.

Table 4: Merger-Related and Restructuring Accrual Activity
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in millions)	Accrual at Jul 1, 2023	Expense	Utilized	Accrual at Sep 30, 2023	Accrual at Jan 1, 2023	Expense	Utilized	Accrual at Sep 30, 2023
Severance and personnel-related	$18	$60	$(61)	$17	$9	$139	$(131)	$17
Occupancy and equipment	—	5	(5)	—	—	35	(35)	—
Professional services	—	4	(4)	—	12	7	(19)	—
Other	2	6	(6)	2	5	11	(14)	2
Total	$20	$75	$(76)	$19	$26	$192	$(199)	$19

Provision for Income Taxes

The provision for income taxes was $245 million for the three months ended September 30, 2023, compared to $363 million for the same quarter in 2022. The effective tax rate for three months ended September 30, 2023 was 17.2% compared to 18.2% for the earlier quarter. The effective tax rate decreased compared to the third quarter of 2022 primarily driven by decreases in the full year forecasted effective tax rate, partially offset by changes in discrete tax items.

The provision for income taxes was $926 million for the nine months ended September 30, 2023, compared to $1.1 billion for the same period in 2022. The effective tax rate for nine months ended September 30, 2023 and 2022 was 18.6% and 18.8%, respectively.

Truist Financial Corporation 53

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

Also related to the same transaction, IH was recapitalized from a corporate entity to an LLC, such that each member is allocated its share of IH’s income before taxes, and beginning in the second quarter of 2023 the Company recognizes its associated income tax provision through OT&C. The Company elected not to restate prior periods for this change based on IH’s previous status as a corporate entity. The Company recognized $30 million and $84 million for the three and nine months ended September 30, 2023, respectively, of tax provision related to IH in OT&C. In the third quarter of 2023, IH recognized $3 million of taxes for certain state jurisdictions that impose income taxes on partnerships and LLCs.

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

Table 5: Net Income by Reportable Segment
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Consumer Banking and Wealth	$834	$996	(16.3)%	$2,771	$2,641	4.9%
Corporate and Commercial Banking	892	1,186	(24.8)	2,773	3,183	(12.9)
Insurance Holdings	17	85	(80.0)	279	401	(30.4)
Other, Treasury & Corporate	(560)	(630)	11.1	(1,780)	(1,640)	(8.5)
Truist Financial Corporation	$1,183	$1,637	(27.7)	$4,043	$4,585	(11.8)

Consumer Banking and Wealth

CB&W net income was $834 million for the third quarter of 2023, a decrease of $162 million compared to the third quarter of 2022.

•Segment net interest income decreased $25 million primarily driven by lower average deposit balances, decrease in loan spread and lower average loan balances, partially offset by higher funding credit on deposits.
•The provision for credit losses decreased $35 million reflecting an allowance release whereas the earlier period included an allowance build, partially offset by higher charge offs in the indirect auto and other consumer portfolios.
•Noninterest income decreased $80 million compared to earlier quarter primarily due to decreased service charge fees on deposits driven by client refund accruals resulting from a revision in deposit service fee protocols as well as reduced overdraft fees, partially offset by higher residential mortgage income and wealth brokerage fees and commissions.
•Noninterest expense increased $135 million compared to the earlier quarter driven by higher corporate technology, risk, and operations support expenses along with higher pension cost and FDIC’s deposit insurance assessment rate, partially offset by lower marketing and customer development and professional fees and outside processing.

CB&W average loans and leases held for investment decreased $3.7 billion, or 2.6%, for the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the sale of the student loan portfolio at the end of the second quarter of 2023 and a decrease in indirect auto balances, partially offset by increases in residential mortgage, Service Finance, and Sheffield balances.

CB&W average total deposits decreased $14.8 billion, or 5.9%, for the third quarter of 2023 compared to the third quarter of 2022, primarily driven by decreases in interest-bearing checking, money market and savings, and noninterest-bearing deposits, partially offset by an increase in time deposits.

54 Truist Financial Corporation

Corporate and Commercial Banking

C&CB net income was $892 million for the third quarter of 2023, a decrease of $294 million compared to the third quarter of 2022.

•Segment net interest income was flat compared to the earlier quarter.
•The provision for credit losses increased $302 million which reflects higher commercial and industrial loan charge offs, an allowance build, and loan growth in the current quarter as well as an allowance release in the earlier quarter.
•Noninterest income decreased $61 million compared to the earlier quarter primarily due to lower structured real estate fees and commercial mortgage income, partially offset by higher income from lending related fees, merger and acquisition activity, and equity originations.
•Noninterest expense increased $46 million compared to the earlier quarter primarily due to higher corporate technology expenses and merger-related and restructuring charges, partially offset by lower corporate marketing expense.

C&CB average loans held for investment increased $12.3 billion, or 7.3%, for the third quarter of 2023 compared to the third quarter of 2022, primarily due to increases in core commercial and industrial loans.

C&CB average total deposits decreased $16.2 billion, or 11%, for the third quarter of 2023 compared to the third quarter of 2022, primarily due to declines in average noninterest-bearing deposits, partially offset by increases in money market and savings.

Insurance Holdings

IH net income was $17 million for the third quarter of 2023, a decrease of $68 million compared to the third quarter of 2022.

•Segment net interest income decreased $91 million driven primarily by interest expense accruals on new intercompany mandatorily redeemable preferred units resulting from the recapitalization of IH.
•Noninterest income increased $70 million primarily due to continued organic growth and acquisitions.
•Noninterest expense increased $73 million primarily due to the impact of acquisitions, investments in new hires and teammates, performance-driven incentive expense, and higher professional fees and outside processing.

Other, Treasury & Corporate

OT&C generated a net loss of $560 million in the third quarter of 2023, compared to a net loss of $630 million in the third quarter of 2022.

•Segment net interest income decreased $71 million primarily due to higher rates on Treasury funding and funding credit on deposits to other segments, partially offset by funding charges to other segments and interest income on cash balances and securities resulting from the higher rate environment.
•The provision for credit losses was flat compared to the earlier quarter.
•Noninterest income increased $77 million primarily due to higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense).
•Noninterest expense decreased $120 million compared to the earlier quarter primarily due to a decrease in incremental operating expenses related to the merger as well as credit from other segments for corporate technology project support, partially offset by an increase in operating charge-offs due to costs associated with a revision in deposit service fee protocols as well as settlement of certain litigation matters, including a settlement and patent licensing agreement that resolved the USAA remote deposit capture patent infringement lawsuit, professional fees and outside processing and personnel expenses excluding merger related costs.

Nine Months of 2023 compared to Nine Months of 2022

Consumer Banking and Wealth

CB&W net income was $2.8 billion for the nine months ended September 30, 2023, an increase of $130 million, or 4.9%, compared to the prior year.

•Segment net interest income increased $919 million driven by favorable funding credit on deposits attributable to the higher rate environment and higher average loans, partially offset by higher funding costs, lower average deposits, and lower purchase accounting accretion.
•The provision for credit losses increased $190 million reflecting higher charge offs in the indirect auto and other consumer portfolios, an allowance build in the current period, and a reserve release in the earlier period. The impact of the student loan sale in the second quarter was net neutral to provision.
Truist Financial Corporation 55

•Noninterest income decreased $121 million primarily due to decreased service charge fees on deposits driven by client refund accruals resulting from a revision in deposit service fee protocols and a gain on the redemption of noncontrolling equity interest in the earlier period, partially offset by higher mortgage banking income in the current period.
•Noninterest expense increased $432 million primarily driven by higher corporate technology costs, salaries expense, pension cost, corporate risk and operations support expenses, and FDIC’s deposit insurance assessment rate, partially offset by lower marketing and customer development, professional fees and outside processing, operational losses, and amortization of intangibles.

CB&W average loans and leases held for investment increased $5.3 billion, or 3.9%, for the nine months ended September 30, 2023 compared to the prior year driven primarily by an increase in residential mortgage and Service Finance loans, partially offset by the sale of the student loan portfolio in second quarter 2023.

CB&W average total deposits decreased $16.8 billion, or 6.5%, for the nine months ended September 30, 2023 compared to the prior year primarily due to decreases in average interest-bearing checking, money market and savings, and noninterest-bearing deposits, partially offset by an increase in time deposits.

Truist Wealth had assets under management of $188 billion as of September 30, 2023, an increase of $14 billion, or 8.2%, compared to the prior year primarily due to higher markets and positive net asset flows.

Corporate and Commercial Banking

C&CB net income was $2.8 billion for the nine months ended September 30, 2023, a decrease of $410 million, or 12.9%, compared to the prior year.

•Segment net interest income increased $819 million primarily due to higher funding credit on deposits and higher average loan balances, partially offset by lower purchase accounting accretion.
•The provision for credit losses increased $1.0 billion which reflects an allowance build, higher charge offs, and loan growth in the current period as well as an allowance release in the earlier period.
•Noninterest income decreased $198 million primarily due to lower structured real estate fees, higher derivative collateral related costs, and lower commercial mortgage income, partially offset by increases in merger and acquisition fees, lending related fees, and equity originations.
•Noninterest expense increased $191 million primarily due to higher corporate technology expenses, merger-related and restructuring charges, personnel expenses, and FDIC insurance expense, partially offset by lower corporate marketing expense.

C&CB average loans and leases held for investment increased $19.7 billion, or 12%, for the nine months ended September 30, 2023 compared to the prior year driven by an increase in the commercial and industrial portfolio loans.

C&CB average total deposits decreased $14.0 billion, or 9.6%, for the nine months ended September 30, 2023 compared to the prior year primarily due to a decrease in average noninterest-bearing deposits, partially offset by an increase in money market and savings.

Insurance Holdings

IH net income was $279 million for the nine months ended September 30, 2023, a decrease of $122 million, or 30%, compared to the prior year.

•Segment net interest income decreased $169 million driven primarily by interest expense accruals on new intercompany mandatorily redeemable preferred units resulting from the recapitalization of IH.
•Noninterest income increased $267 million primarily due to continued organic growth and acquisitions.
•Noninterest expense increased $312 million primarily due to the impact of acquisitions, investments in new hires and teammates, performance-driven incentive expense, and higher operational loss reserves.

Other, Treasury, and Corporate

OT&C generated a net loss of $1.8 billion for the nine months ended September 30, 2023, compared to a net loss of $1.6 billion in the prior year.

•Segment net interest income decreased $847 million due to higher funding credit on deposits to other segments and higher rates on Treasury funding, partially offset by higher funds transfer charges to other segments for loans and higher earnings on cash balances and in the securities portfolio driven by the higher rate environment.
56 Truist Financial Corporation

•The provision for credit losses increased $11 million, which reflects a reserve release in the prior year as well as an allowance build in the current period.
•Noninterest income increased $195 million primarily due to valuation changes from assets held for certain post-retirement benefits in the current period, which is primarily offset by higher personnel expense and losses on the sale of securities in the earlier period.
•Noninterest expense decreased $616 million primarily due to a decrease in incremental operating expenses related to the merger and credit from other segments for corporate technology project support, partially offset by an increase in professional fees and outside processing, personnel expenses, operating charge-offs due to costs associated with a revision in deposit service fee protocols as well as settlement of certain litigation matters, including a settlement and patent licensing agreement that resolved the USAA remote deposit capture patent infringement lawsuit, and a gain on the redemption of FHLB advances in the prior year.

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $120.1 billion at September 30, 2023, compared to $129.5 billion at December 31, 2022. U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of September 30, 2023 and December 31, 2022. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

•The decrease includes paydowns and maturities of $9.4 billion during 2023.
•As of September 30, 2023, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost.
•As of September 30, 2023 and December 31, 2022, approximately 5.7% of the securities portfolio was variable rate, excluding the impact of swaps.
•The effective duration of the AFS securities portfolio was 5.8 years at September 30, 2023 and 6.2 years at December 31, 2022, excluding the impact of swaps. The effective duration of the HTM securities portfolio was 7.0 years at September 30, 2023 and 7.3 years at December 31, 2022.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022
Commercial:
Commercial and industrial	$164,022	$166,588	$165,095	$159,308	$152,123
CRE	22,812	22,706	22,689	22,497	22,245
Commercial construction	6,194	5,921	5,863	5,711	5,284
Consumer:
Residential mortgage	56,135	56,320	56,422	56,292	53,271
Home equity	10,243	10,478	10,735	10,887	10,767
Indirect auto	24,872	26,558	27,743	28,117	28,057
Other consumer	28,963	28,189	27,559	27,479	26,927
Student	—	4,766	5,129	5,533	5,958
Credit card	4,875	4,846	4,785	4,842	4,755
Total average loans and leases HFI	$318,116	$326,372	$326,020	$320,666	$309,387

Average loans held for investment decreased $8.3 billion, or 2.5%, compared to the prior quarter, primarily due to the sale of the student loan portfolio at the end of the second quarter of 2023 and balance sheet optimization in lower return portfolios. Excluding the student loan sale, average loans held for investment declined 1.1% compared to the prior quarter.

•Average commercial loans decreased 1.1% due to a decline in the commercial and industrial portfolio.
•Average consumer loans decreased 4.8% due to the sale of the student loan portfolio and lower indirect auto production, partially offset by growth in higher-return point-of-sale lending in the other consumer portfolio (Service Finance and Sheffield).

At September 30, 2023 and December 31, 2022, 53% of loans and leases HFI were variable rate.

Truist Financial Corporation 57

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022
NPAs:
NPLs:
Commercial and industrial	$561	$562	$394	$398	$443
CRE	289	275	117	82	5
Commercial construction	29	16	1	—	—
Residential mortgage	132	221	233	240	227
Home equity	123	129	132	135	132
Indirect auto	266	262	270	289	260
Other consumer	52	46	45	44	39
Total NPLs HFI	1,452	1,511	1,192	1,188	1,106
Loans held for sale	75	13	—	—	72
Total nonaccrual loans and leases	1,527	1,524	1,192	1,188	1,178
Foreclosed real estate	3	3	3	4	4
Other foreclosed property	54	56	66	58	58
Total nonperforming assets	$1,584	$1,583	$1,261	$1,250	$1,240
Loans 90 days or more past due and still accruing:
Commercial and industrial	$15	$36	$35	$49	$44
CRE	—	—	—	1	1
Commercial construction	—	5	—	—	—
Residential mortgage - government guaranteed	456	541	649	759	808
Residential mortgage - nonguaranteed	30	23	25	27	26
Home equity	9	7	10	12	9
Indirect auto	1	—	—	1	1
Other consumer	16	12	10	13	9
Student - government guaranteed	—	—	590	702	770
Student - nonguaranteed	—	—	4	4	5
Credit card	47	38	38	37	36
Total loans 90 days or more past due and still accruing	$574	$662	$1,361	$1,605	$1,709
Loans 30-89 days past due and still accruing:
Commercial and industrial	$98	$142	$125	$256	$162
CRE	28	38	34	25	15
Commercial construction	1	6	3	5	3
Residential mortgage - government guaranteed	293	267	232	268	234
Residential mortgage - nonguaranteed	270	254	259	346	300
Home equity	61	56	65	68	67
Indirect auto	598	549	511	646	591
Other consumer	219	175	164	187	152
Student - government guaranteed	—	—	350	396	375
Student - nonguaranteed	—	—	6	6	6
Credit card	68	63	56	64	52
Total loans 30-89 days past due and still accruing	$1,636	$1,550	$1,805	$2,267	$1,957

Nonperforming assets totaled $1.6 billion at September 30, 2023, flat compared to June 30, 2023. Nonperforming loans and leases held for investment were 0.46% of loans and leases held for investment at September 30, 2023, down one basis point compared to June 30, 2023.

Loans 90 days or more past due and still accruing totaled $574 million at September 30, 2023, down $88 million, or three basis points as a percentage of loans and leases, compared with the prior quarter primarily due to a decline in government guaranteed residential mortgages. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at September 30, 2023, unchanged from June 30, 2023.

Loans 30-89 days past due and still accruing of $1.6 billion at September 30, 2023 were up $86 million, or four basis points as a percentage of loans and leases, compared to the prior quarter primarily due to increases in the consumer portfolio, partially offset by decreases in the commercial portfolio.

58 Truist Financial Corporation

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

Table 8: Asset Quality Ratios
	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.52%	0.48%	0.55%	0.70%	0.62%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.18	0.21	0.42	0.49	0.54
NPLs as a percentage of loans and leases HFI	0.46	0.47	0.36	0.36	0.35
NPLs as a percentage of total loans and leases(1)	0.48	0.47	0.36	0.36	0.37
NPAs as a percentage of:
Total assets(1)	0.29	0.29	0.22	0.23	0.23
Loans and leases HFI plus foreclosed property	0.48	0.49	0.38	0.38	0.37
ALLL as a percentage of loans and leases HFI	1.49	1.43	1.37	1.34	1.34
Ratio of ALLL to NPLs	3.2x	3.0x	3.8x	3.7x	3.8x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.04%	0.04%	0.04%	0.04%	0.04%
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

Table 9: Asset Quality Ratios (Continued)
						As of/For the Year-to-Date
	Three Months Ended					Period Ended Sept. 30
	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	2023	2022
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.17%	0.23%	0.15%	0.08%	0.02%	0.18%	0.02%
CRE	1.31	0.62	0.09	0.19	(0.01)	0.68	(0.03)
Commercial construction	(0.03)	(0.02)	(0.04)	(0.06)	(0.10)	(0.03)	(0.07)
Consumer:
Residential mortgage	0.05	(0.01)	—	(0.02)	0.01	0.01	(0.01)
Home equity	(0.10)	(0.12)	(0.15)	(0.01)	(0.13)	(0.13)	(0.14)
Indirect auto	1.75	1.28	1.47	1.52	1.15	1.50	1.05
Other consumer	1.37	1.20	1.29	1.11	1.31	1.29	1.16
Student	—	8.67	0.42	0.34	0.40	4.40	0.34
Credit card	3.78	3.66	3.54	3.68	2.80	3.66	2.74
Total(1)	0.51	0.54	0.37	0.34	0.27	0.47	0.25

Ratio of ALLL to net charge-offs(2)	2.9x	2.6x	3.7x	4.1x	5.0x	3.1x	5.7x
Ratios are annualized, as applicable.
(1)2Q23 includes 12 basis point impact from student loan portfolio sale.
(2)Excluding the impact from the student loan charge-offs, the ALLL to annualized net charge-offs was 3.4X at June 30, 2023.

Truist Financial Corporation 59

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2023	2022
Balance, January 1	$1,250	$1,163
New NPAs	2,365	1,452
Advances and principal increases	648	307
Disposals of foreclosed assets(1)	(449)	(331)
Disposals of NPLs(2)	(132)	(80)
Charge-offs and losses	(708)	(332)
Payments	(1,022)	(590)
Transfers to performing status	(359)	(364)
Other, net	(9)	15
Ending balance, September 30	$1,584	$1,240
(1)Includes charge-offs and losses recorded upon sale of $131 million and $87 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Includes charge-offs and losses recorded upon sale of $31 million and a net gain upon sale of $1 million for the nine months ended September 30, 2023 and 2022, respectively.

CRE and Commercial Construction

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist maintains a high-quality portfolio through disciplined risk management and prudent client selection. In addition, the Company’s exposure to large CRE tends to have more institutional sponsorship and the Company has reduced exposure to smaller CRE. Truist’s CRE and commercial construction portfolios were $29.1 billion as of September 30, 2023.

Our office portfolio, which makes up approximately 17% of total CRE and commercial construction loans, is weighted towards Class A properties as of September 30, 2023. Truist maintains rigorous credit risk management surveillance routines across all loan portfolios. During 2023, Truist performed multiple reviews of the CRE office portfolio. Nonperforming loans in this portfolio have increased in this period.

Table 11: CRE and Commercial Construction by Type
	September 30, 2023		December 31, 2022
(Dollars in millions)	LHFI	NPL	LHFI	NPL
CRE and commercial construction:
Multifamily	$9,161	$30	$7,762	$—
Office	5,070	278	5,258	75
Industrial	4,846	3	4,329	—
Retail	4,345	5	4,668	2
Hotel	2,542	—	2,965	—
Other	3,115	2	3,543	5
Total	$29,079	$318	$28,525	$82

See additional information on the CRE and commercial construction portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
60 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 12: Activity in ACL
	Three Months Ended					Nine Months Ended September 30,
(Dollars in millions)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	2023	2022
Balance, beginning of period(1)	$4,879	$4,761	$4,649	$4,455	$4,434	$4,649	$4,695
Provision for credit losses	497	558	482	467	234	1,537	310
Charge-offs:
Commercial and industrial	(98)	(107)	(75)	(44)	(51)	(280)	(99)
CRE	(77)	(35)	(6)	(11)	—	(118)	(2)
Commercial construction	—	—	—	—	—	—	(1)
Residential mortgage	(8)	(1)	(1)	(1)	(4)	(10)	(8)
Home equity	(4)	(2)	(2)	(6)	(3)	(8)	(7)
Indirect auto	(135)	(115)	(127)	(129)	(103)	(377)	(282)
Other consumer	(120)	(104)	(105)	(96)	(109)	(329)	(285)
Student	—	(103)	(5)	(5)	(7)	(108)	(17)
Credit card	(55)	(53)	(51)	(53)	(42)	(159)	(123)
Total charge-offs	(497)	(520)	(372)	(345)	(319)	(1,389)	(824)
Recoveries:
Commercial and industrial	28	13	13	14	43	54	73
CRE	2	—	1	1	—	3	7
Commercial construction	—	—	1	1	2	1	4
Residential mortgage	1	2	2	3	3	5	13
Home equity	7	5	6	6	8	18	19
Indirect auto	25	31	26	21	21	82	70
Other consumer	20	20	17	17	21	57	62
Student	—	—	—	1	—	—	—
Credit card	9	9	9	8	8	27	26
Total recoveries	92	80	75	72	106	247	274
Net charge-offs	(405)	(440)	(297)	(273)	(213)	(1,142)	(550)
Other(2)	(1)	—	(73)	—	—	(74)	—
Balance, end of period	$4,970	$4,879	$4,761	$4,649	$4,455	$4,970	$4,455
ACL:(1)
ALLL	$4,693	$4,606	$4,479	$4,377	$4,205
RUFC	277	273	282	272	250
Total ACL	$4,970	$4,879	$4,761	$4,649	$4,455
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)The first quarter of 2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

The allowance for credit losses was $5.0 billion and includes $4.7 billion for the allowance for loan and lease losses and $277 million for the reserve for unfunded commitments. The ALLL ratio was 1.49%, up six basis points compared with June 30, 2023. The ALLL covered nonperforming loans and leases held for investment 3.2X compared to 3.0X at June 30, 2023. At September 30, 2023, the ALLL was 2.9X annualized net charge-offs, compared to 2.6X at June 30, 2023. The ALLL to annualized net charge-offs for the prior quarter was impacted by the charge-off related to the sale of the student loan portfolio. Excluding the impact from the student loan charge-offs, the ALLL to annualized net charge-offs was 3.4X at June 30, 2023.

Truist Financial Corporation 61

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 13: Allocation of ALLL by Category
	September 30, 2023			December 31, 2022
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,351	28.8%	51.5%	$1,409	32.3%	50.3%
CRE	605	12.9	7.2	224	5.1	7.0
Commercial construction	165	3.5	2.0	46	1.1	1.8
Residential mortgage	301	6.4	17.7	399	9.1	17.4
Home equity	86	1.8	3.2	90	2.0	3.3
Indirect auto	945	20.1	7.6	981	22.4	8.6
Other consumer	866	18.5	9.2	770	17.6	8.5
Student	—	—	—	98	2.2	1.6
Credit card	374	8.0	1.6	360	8.2	1.5
Total ALLL	4,693	100.0%	100.0%	4,377	100.0%	100.0%
RUFC	277			272
Total ACL	$4,970			$4,649

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of September 30, 2023, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 14: Other Assets as of Period End
(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Bank-owned life insurance	$7,694	$7,618
Tax credit and other private equity investments	7,449	6,825
Prepaid pension assets	5,964	4,539
DTAs	3,545	3,027
Accounts receivable	2,659	2,682
Accrued income	2,335	2,265
Leased assets and related assets	1,914	2,082
FHLB stock	1,284	1,279
ROU assets	1,112	1,193
Prepaid expenses	1,143	1,162
Equity securities at fair value	330	898
Derivative assets	749	684
Other	615	874
Total other assets	$36,793	$35,128

62 Truist Financial Corporation

Funding Activities

Deposits

The following table presents average deposits:

Table 15: Average Deposits
	Three Months Ended
(Dollars in millions)	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022
Noninterest-bearing deposits	$118,905	$123,728	$131,099	$141,032	$146,041
Interest checking	101,252	102,105	108,886	110,001	111,645
Money market and savings	139,961	138,149	139,802	144,730	147,659
Time deposits	40,920	35,844	28,671	17,513	14,751
Total average deposits	$401,038	$399,826	$408,458	$413,276	$420,096

Average deposits for the third quarter of 2023 were $401.0 billion, an increase of $1.2 billion, or 0.3%, compared to the prior quarter.

Average noninterest-bearing deposits decreased 3.9% compared to the prior quarter and represented 29.6% of total deposits for the third quarter of 2023 compared to 30.9% for the second quarter of 2023 and 34.8% compared to the year ago quarter. Average time deposits increased 14% due to increases in retail client time deposits, primarily due to migration from other deposit products, and brokered time deposits. Average brokered deposits were $33.0 billion, up $6.8 billion compared to the prior quarter.

Truist has a very granular and relationship-based deposit franchise. Approximately 64% of deposits are insured or collateralized. Truist deposit accounts are typically based on long-term relationships and include multiple products and services.

The estimated amount of deposits that are uninsured was $164.5 billion, $171.8 billion, $175.9 billion, and $189.6 billion as of September 30, 2023, June 30, 2023, March 31, 2023, and December 31, 2022, respectively, calculated using the same methodology as the Call Report for Truist Bank. The decrease in uninsured deposits from December 31, 2022 to June 30, 2023 was largely due to commercial clients that chose to diversify into money market mutual funds or across multiple banks late in the first quarter. These outflows were primarily higher-cost, non-operational deposits. The decrease in uninsured deposits during the third quarter of 2023 was primarily due to the maturity of large denominated negotiable certificates of deposit.

Borrowings

At September 30, 2023, short-term borrowings totaled $23.5 billion, an increase of $63 million compared to December 31, 2022. Average short-term borrowings were $24.3 billion, or 5.1% of total funding, for the nine months ended September 30, 2023, as compared to $11.4 billion, or 2.4%, for the same period in the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $41.2 billion at September 30, 2023, a decrease of $2.0 billion compared to December 31, 2022. During the nine months ended September 30, 2023, the Company had:

•Maturities and redemptions of $4.5 billion of senior notes.
•Issued $6.3 billion fixed-to-floating rate senior notes with interest rates between 4.87% and 6.05% due from June 8, 2027 to June 8, 2034.
•Net redemptions of $3.2 billion of FHLB floating rate advances as issuances in the first quarter of 2023 were more than offset by redemptions in the second and third quarters.

Truist Financial Corporation 63

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 16: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2023	Dec 31, 2022
Common equity per common share	$41.37	$40.58
Non-GAAP capital measure:(1)
Tangible common equity per common share	$19.25	$18.04
Calculation of tangible common equity:(1)
Total shareholders’ equity	$62,007	$60,537
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	167	23
Goodwill and intangible assets, net of deferred taxes	29,491	29,908
Tangible common equity	$25,676	$23,933

Common shares outstanding at end of period	1,333,668	1,326,829
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

Total shareholders’ equity was $62.0 billion at September 30, 2023, an increase of $1.5 billion from December 31, 2022. This increase includes $4.0 billion in net income and $1.4 billion received in connection with the IH minority stake sale, net of tax, partially offset by $2.4 billion in common and preferred dividends and a $2.0 billion decrease in AOCI. Truist’s book value per common share at September 30, 2023 was $41.37, compared to $40.58 at December 31, 2022. Truist TBVPS of $19.25 at September 30, 2023, increased 6.7% compared to December 31, 2022.

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

64 Truist Financial Corporation

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

Interest Rate Market Risk

As a financial institution, Truist is exposed to interest rate risk from assets, liabilities, and off-balance sheet positions. To keep net interest margin as stable as possible, Truist actively manages its interest rate risk exposure through the strategic repricing of its assets and liabilities, taking into account the volumes, maturities, and mix. Truist primarily uses two methods to measure and monitor its interest rate risk: (i) simulations of possible changes to net interest income based on instantaneous and gradual changes in interest rates and (ii) analysis of economic value of equity based on changes in interest rates.

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

Table 17: Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Gradual Change in Prime Rate (bps)	Prime Rate
	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Up 100	9.50%	7.25%	(1.03)%	0.37%
Up 50	9.00	6.75	(0.67)	0.39
No Change	8.50	6.25	—	—
Down 50	8.00	5.75	0.11	(1.77)
Down 100	7.50	5.25	0.29	(2.43)

Net interest income is liability sensitive as elevated rates and quantitative tightening have led to a reduction in deposits, rotation into interest bearing deposits, and higher deposit betas.

Interest rate scenarios in table 17 assume no change in deposit mix. Further rotation from non-interest bearing into interest bearing deposits would increase the liability sensitivity of Truist’s balance sheet.

Management considers how the interest rate risk position could be impacted by changes in balance sheet mix.

The following table shows the results of Truist’s interest-rate sensitivity position assuming the loss of additional demand deposits and an associated increase in managed rate deposits versus current projections under various interest rate scenarios. For purposes of this analysis, Truist modeled the incremental beta of managed rate deposits for the replacement of the demand deposits at 100%
Truist Financial Corporation 65

.

Table 18: Deposit Mix Sensitivity Analysis
Gradual Change in Rates (bps)	Base Scenario at September 30, 2023(1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$20 Billion	$40 Billion
Up 100	(1.03)%	(1.81)%	(2.58)%
Up 50	(0.67)	(1.23)	(1.80)
(1)The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2023 as presented in the preceding table.

Truist uses financial instruments including derivatives to manage interest rate risk related to securities, commercial loans, MSRs, mortgage banking operations, long-term debt, and other funding sources. Truist has utilized derivatives to facilitate transactions on behalf of its clients and as part of associated hedging activities. As of September 30, 2023, Truist had derivative financial instruments outstanding with notional amounts totaling $379.8 billion. See “Note 16. Derivative Financial Instruments” for additional disclosures. In the third quarter of 2023, there was a $125 billion decrease in notional amounts on derivatives with central clearing parties as a result of conversion from LIBOR to SOFR. The decline in notional is due to the maturity of short-term LIBOR swaps entered into in the second quarter of 2023 to maintain LIBOR cashflows until the phase out of the LIBOR reference rate on June 30th, 2023. All remaining short-term impacts of the conversion are expected to mature in the fourth quarter of 2023.

LIBOR Transition

The remaining tenors of U.S. dollar LIBOR ceased publication on June 30, 2023. Truist provided timely notices and information to impacted clients about the transition to new interest rates post cessation. Most contracts were transitioned to new rates in July and August 2023. A small number of contracts utilize longer tenor LIBOR rates and will transition by late 2023 (3-month LIBOR) or early 2024 (6-month and 12-month LIBOR) based on contractual agreements. Truist has materially completed LIBOR transition efforts, primarily utilizing SOFR replacement rates, and closed formal project efforts as of September 2023.

Fallback language used to remediate loan agreements was generally consistent with ARRC recommendations and included use of “hardwired fallback” language, which transitioned loans to a SOFR based rate after June 30, 2023. For contracts remaining without fallback language, Truist leveraged the LIBOR Act and corresponding safe harbor provision to transition these loans to SOFR. Truist’s adjustable-rate mortgage products had consistent and adequate fallback language to transition to SOFR, based on lender discretion and as supported by the LIBOR Act; therefore, these contracts did not require remediation. For many consumer lending portfolios, LIBOR transitioned to the SOFR rate specified in the LIBOR Act and the rules promulgated thereunder by the FRB and benefit from the safe harbor provisions of the LIBOR Act.

Derivatives that reference LIBOR transitioned to a SOFR-based replacement rate as set forth in the ISDA protocol addressing LIBOR fallbacks between the Company and its counterparties which have adhered to the protocol, through bilateral amendments between the Company and each of its counterparties, or as established under the LIBOR Act and rules promulgated thereunder by the FRB. Fallback language used to remediate LIBOR based derivatives was generally consistent with ISDA publications.

The Company’s preferred securities and the Company’s and Truist Bank’s floating rate notes that reference LIBOR transitioned to a SOFR based rate utilizing application of the LIBOR Act and the rules promulgated thereunder by the FRB. Truist announced that these securities would move to a 3-month adjusted Term SOFR in accordance with the LIBOR Act. See “Note 12. Shareholders’ Equity” in Truist’s Annual Report on Form 10-K for information about preferred stock using LIBOR.

66 Truist Financial Corporation

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

Securitizations

As of September 30, 2023, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule was $91 million, all of which were non-agency asset backed securities positions. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of September 30, 2023.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months and nine months ended September 30, 2023 and 2022. Average one and ten-day VaR measures for the three months ended September 30, 2023 increased from the same period of last year, primarily driven by higher market making inventory.
Truist Financial Corporation 67

Table 19: VaR-based Measures
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$22	$9	$27	$7	$24	$9	$38	$14
Average	18	7	18	5	17	6	17	5
Minimum	15	5	13	4	10	4	6	3
Period-end	17	7	20	6	17	7	20	6
VaR by Risk Class:
Interest Rate Risk		6		8		6		8
Credit Spread Risk		6		7		6		7
Equity Price Risk		4		2		4		2
Foreign Exchange Risk		—		—		—		—
Portfolio Diversification		(10)		(11)		(10)		(11)
Period-end		6		6		6		6

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Maximum	$130	$91	$130	$109
Average	85	65	61	69
Minimum	44	48	25	40
Period-end	119	65	119	65

Compared to the prior year, Stressed VaR measures decreased over the nine months ended September 30 this year, primarily due to higher diversification benefits in 2023.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended September 30, 2023. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

Truist Financial Corporation 69

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

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $83.8 billion and Truist’s average LCR was 110% for the three months ended September 30, 2023.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At September 30, 2023, Truist was compliant with this requirement.

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

Table 21: Selected Liquidity Sources
(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Unused borrowing capacity:
FRB	$54,633	$49,250
FHLB	23,615	20,770
Available investment securities (after haircuts)	73,010	85,401
Available secured borrowing capacity	151,258	155,421
Eligible cash at the FRB	24,177	15,556
Total	$175,435	$170,977

At September 30, 2023, Truist Bank’s available secured borrowing capacity represented approximately 3.5 times the amount of wholesale funding maturities in one-year or less. Truist additionally has the ability to increase sources of funding by pledging available investment securities to receive the par value of the collateral under the FRB Bank Term Funding Program.

70 Truist Financial Corporation

Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, and payments on and, from time-to-time, potential repurchases or redemptions of a portion of an outstanding tranche of the long-term debt of the Parent Company or the Bank (as may be permitted by the terms of each respective series). See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2023 and December 31, 2022, the Parent Company had 42 months and 37 months, respectively, of cash on hand to satisfy projected cash outflows, and 25 months and 22 months, respectively, when including the payment of common stock dividends.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings: Recent changes in the Company’s credit ratings and outlooks include:

•On March 31, 2023, S&P Global Ratings affirmed the ratings of Truist and Truist Bank and revised the outlook on those ratings to “stable” from “positive,” citing heightened market volatility in the wake of recent bank failures and, with inflation still elevated, higher uncertainty, and greater downside risk in the economic outlook. The change in outlook was part of a broader action by S&P Global Ratings whereby the “positive” outlook on three other large U.S. banks was revised to “stable.”
•On August 7, 2023, Moody’s Investors Service placed the long-term ratings and certain short-term ratings of Truist and Truist Bank “under review for downgrade,” citing Truist’s comparatively low, though improving, level of capitalization, along with weaknesses in asset-liability management. The review also reflects Moody’s Investor Service view that the stability of U.S. banks’ deposit funding has declined, as reflected in the agency’s decision to lower the U.S. macro profile.
•On August 11, 2023, DBRS, Inc. affirmed the ratings of Truist and Truist Bank and maintained a “stable” ratings outlook, citing Truist’s highly scaled and diversified regional banking franchise, conservative risk profile, and sound liquidity management and capital levels. In affirming the ratings, DBRS, Inc. also noted the ratings take into account the more challenging operating environment and the expectation that funding costs and asset quality metrics could worsen from current levels, providing some pressure to earnings, and that credit deterioration associated with normalization of the credit cycle would be manageable.
•On August 21, 2023, S&P Global Ratings affirmed the ratings of Truist and Truist Bank and maintained a “stable” ratings outlook, citing Truist’s strong market position and diversified business model as a substantial offset to deposit and margin pressures. S&P Global Ratings viewed Truist’s capital ratios unfavorably after considering unrealized losses on securities but also wrote that Truist has the earnings capacity to build its capital ratios and support franchise growth over time.
•After the end of the third quarter, on October 16, 2023, Fitch Ratings affirmed the ratings of Truist and Truist Bank and revised the ratings outlook to “negative” from “stable.” In affirming Truist’s ratings, Fitch Ratings cited the company’s diverse revenue model, solid asset quality, and expected capital build over the rating horizon; however, “negative” ratings outlook reflects the view of Fitch Ratings that Truist currently has less “headroom” to face increasing earnings pressures than similarly-rated peers.

Truist Financial Corporation 71

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
(1)Reflects Truist’s SCB requirement, received in the CCAR 2022 process, of 2.5% applicable from October 1, 2022 through September 30, 2023. Beginning on October 1, 2023, through September 30, 2024, Truist will be subject to a 2.9% SCB received in the CCAR 2023 process.

Truist’s capital ratios are presented in the following table:

Table 23: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Sep 30, 2023	Dec 31, 2022
Risk-based:	(preliminary)
CET1	9.9%	9.0%
Tier 1 capital	11.4	10.5
Total capital	13.5	12.4
Leverage ratio	9.2	8.5
Supplementary leverage ratio	7.8	7.3
Risk-weighted assets	$428,682	$434,413

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist declared common dividends of $0.52 per share during the third quarter of 2023. The dividend payout ratio for the third quarter of 2023 was 65%. Truist did not repurchase any shares in the third quarter of 2023.

Truist’s CET1 ratio was 9.9% as of September 30, 2023. The increase since June 30, 2023 resulted from organic capital generation and RWA optimization.

Truist completed the 2023 CCAR process and received the SCB requirement of 2.9% for the period October 1, 2023 to September 30, 2024.

72 Truist Financial Corporation

Share Repurchase Activity

Table 24: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Plans(3)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)
July 1, 2023 to July 31, 2023	—	$—	—	$4,100
August 1, 2023 to August 31, 2023	—	—	—	4,100
September 1, 2023 to September 30, 2023	—	—	—	—
Total	—	$—	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)The repurchase authority previously approved by the Board of Directors expired on September 30, 2023.

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

Goodwill and Other Intangible Assets

The Company performs goodwill impairment analysis annually as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. During the third quarter of 2023, the Company observed continuing declines in its financial forecasts for its CB&W and C&CB reporting units. The Company considered such declines in the context of industry related factors, including a decline in bank share prices, concluding that a triggering event had occurred for its CB&W and C&CB reporting units, and therefore Truist performed a quantitative test for these reporting units as of August 1, 2023. Truist also elected to perform a quantitative test for the IH reporting unit concurrent with the other units. The quantitative impairment test estimates the fair value of the reporting units using the income approach (weighted 50%) and two market based approaches: the guideline public company (weighted 30%) and guideline transaction (weighted 20%) methods. The income approach utilizes a discounted cash flow analysis. The guideline public company approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The guideline transaction method uses market observable transaction multiples for non-regulatory assisted transactions occurring within the past 12 months, which inherently incorporate a premium associated with the benefits of obtaining control.

The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, applicable valuation multiples based on the comparable public company information, and guideline transaction information. Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of expected acquirer expense synergies, historic bank control premiums, and the current market.

Multi-year financial forecasts are developed for each reporting unit by considering several inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. The projection of net interest margin and noninterest expense are the most significant inputs to the financial projections of the CB&W and C&CB reporting units. The long-term growth rate used in determining the terminal value of each reporting unit was 3% as of August 1, 2023, based on management’s assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. The discount rates utilized for the CB&W, C&CB, and IH reporting units as of August 1, 2023 were 12.5%, 11.5%, and 10.0%, respectively.
Truist Financial Corporation 73

Based on the Company’s interim impairment test of goodwill, it was determined for the CB&W, C&CB, and IH reporting units that the respective reporting units’ fair value was in excess of its respective carrying value as of August 1, 2023; however, for the CB&W and C&CB reporting units the fair value of the reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of these reporting units may be at risk of impairment. Circumstances that could negatively impact the fair value for the CB&W and C&CB reporting units in the future include sustained decrease in Truist stock price, continued decline in industry peer multiples, an increase in the applicable discount rate and further deterioration in the reporting units’ forecasts.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The Company performs sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions, and the resulting estimated fair values. The analysis of the CB&W and C&CB reporting unit at August 1, 2023, indicated that if the discount rates were increased 120 basis points and 100 basis points, respectively, the reporting unit’s fair value would be less than its carrying value, resulting in goodwill impairment. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, change in the underlying makeup of the reporting unit, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

The Company monitored events and circumstances during the period from August 1, 2023 through September 30, 2023, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its August 1, 2023 quantitative impairment test, and the sensitivity of the August 1, 2023 quantitative test results to changes in assumptions through September 30, 2023. Based on these considerations, management concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2023.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

74 Truist Financial Corporation

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Truist Financial Corporation 75

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Bylaws of Truist Financial Corporation, as Amended and Restated, Effective September 27, 2023.	Incorporated herein by reference to Exhibit 3.1 of the of the Current Report on Form 8-K, filed October 2, 2023.
10.1*	Sixth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Filed herewith.
10.2*	Fifth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
* Management compensatory plan or arrangement.
76 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	October 30, 2023	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2023	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 77