Form 10-K
period 2023-12-31
TRUIST FINANCIAL CORP
filed 2024-02-27
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At January 31, 2024, the Company had 1,334,529,883 shares of its common stock, $5 par value, outstanding. As of June 30, 2023, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $40.3 billion. Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

*
For information regarding executive officers, refer to “Executive Officers” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Nominees for Election as Directors for a One-Year Term Expiring in 2025,” “Section 16(a) Reports,” “Nominating and Governance Committee Director Nominations,” “Ethics at Truist,” “Corporate Governance Guidelines,” and “Audit Committee” in the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation and Human Capital Committee Report on Executive Compensation,” “Compensation and Human Capital Committee Interlocks and Insider Participation,” and “Compensation of Directors” in the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II herein. The other information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Stock Ownership Information” in the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Director Independence” and “Related Person Transactions” in the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy” in the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
AOCI	Accumulated other comprehensive income (loss)
ARRC	Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York
Basel III Rules	Rules issued by the FRB, OCC, and FDIC on capital adequacy and liquidity requirements in the U.S for banking organizations.
BB&T	BB&T Corporation and subsidiaries (changed to “Truist Financial Corporation” effective with the Merger)
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Board	Truist’s Board of Directors
Branch Bank	Branch Banking and Trust Company (changed to “Truist Bank” effective with the Merger)
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
C&CB	Corporate and Commercial Banking, an operating segment
CB&W	Consumer Banking and Wealth, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CET1	Common equity tier 1
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CIB	Corporate and Investment Banking
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CMO	Collateralized mortgage obligation
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer
CTRO	Chief Technology Risk Officer
DEI	Diversity, Equity & Inclusion
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per common share
ERC	Enterprise Risk Committee
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GCO	Governance and Controls Organization
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
GSIBs	Global systemically important banks
HFI	Held for investment
HQLA	High-quality liquid assets
Truist Financial Corporation 1

Term	Definition
HTM	Held-to-maturity
IDI	Insured depository institution
IH	Insurance Holdings, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of BB&T Corporation and SunTrust Banks, Inc. effective December 6, 2019
MRLCC	Market Risk, Liquidity and Capital Committee
MRO	Model Risk Oversight
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NA	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NFA	National Futures Association
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
OTC	Over-the-counter
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PSU	Performance share units
RMO	Risk Management Organization
ROU assets	Right-of-use assets
RSA	Restricted stock award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBA	Small Business Administration
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
Tailoring Rules
The final rules changing the applicability thresholds for regulatory capital and liquidity requirements, issued by the OCC, FRB, and FDIC, together with the final rules changing the applicability thresholds for enhanced prudential standards issued by the FRB

TBA	To-be-announced
TBVPS	Tangible book value per common share
TDR	Troubled debt restructuring
TE	Taxable-equivalent
TIH	Truist Insurance Holdings, LLC
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, formerly Branch Banking and Trust Company
U.S.	United States of America
U.S. DOJ	United States Department of Justice
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
USAA	United Services Automobile Association
UTB	Unrecognized tax benefit
VaR	Value-at-risk
VIE	Variable interest entity
2 Truist Financial Corporation

Forward-Looking Statements

From time to time we have made, and in the future will make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “believe,” “expect,” “anticipate,” “intend,” “pursue,” “seek,” “continue,” “estimate,” “project,” “outlook,” “forecast,” “potential,” “target,” “objective,” “trend,” “plan,” “goal,” “initiative,” “priorities,” or other words of comparable meaning or future-tense or conditional verbs such as “may,” “will,” “should,” “would,” or “could.” Forward-looking statements convey our expectations, intentions, or forecasts about future events, circumstances, or results.

This report, including any information incorporated by reference in this report, contains forward-looking statements. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, and others. All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond our control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, and results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, and uncertainties could be complete, some of the factors that may cause actual results or other future events or circumstances to differ from those in forward-looking statements include:

•evolving political, business, economic, and market conditions at local, regional, national, and international levels;
•monetary, fiscal, and trade laws or policies, including as a result of actions by governmental agencies, central banks, or supranational authorities;
•the legal, regulatory, and supervisory environment, including changes in financial-services legislation, regulation, policies, or government officials or other personnel;
•our ability to address heightened scrutiny and expectations from supervisory or other governmental authorities and to timely and credibly remediate related concerns or deficiencies;
•judicial, regulatory, and administrative inquiries, examinations, investigations, proceedings, disputes, or rulings that create uncertainty for or are adverse to us or the financial-services industry;
•the outcomes of judicial, regulatory, and administrative inquiries, examinations, investigations, proceedings, or disputes to which we are or may be subject and our ability to absorb and address any damages or other remedies that are sought or awarded and any collateral consequences;
•evolving accounting standards and policies;
•the adequacy of our corporate governance, risk-management framework, compliance programs, and internal controls over financial reporting, including our ability to control lapses or deficiencies in financial reporting, to make appropriate estimates, or to effectively mitigate or manage operational risk;
•any instability or breakdown in the financial system, including as a result of the actual or perceived soundness of another financial institution or another participant in the financial system;
•disruptions and shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including financial or systemic shocks and volatility or changes in market liquidity, interest or currency rates, or valuations;
•our ability to cost-effectively fund our businesses and operations, including by accessing long- and short-term funding and liquidity and by retaining and growing client and customer deposits;
•changes in any of our credit ratings;
•our ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss;
•negative market perceptions of our investment portfolio or its value;
•adverse publicity or other reputational harm to us, our service providers, or our senior officers;
•business and consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;
•our ability to execute on strategic and operational plans, including simplifying our businesses, achieving cost-savings targets and lowering expense growth, accelerating franchise momentum, and improving our capital position;
•changes in our corporate and business strategies, the composition of our assets, or the way in which we fund those assets;
•our ability to successfully make and integrate acquisitions and to effect divestitures;
•our ability to develop, maintain, and market our products or services or to absorb unanticipated costs or liabilities associated with those products or services;
•our ability to innovate, to anticipate the needs of current or future clients and customers, to successfully compete, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;
•our ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or infrastructure, including those that safeguard personal and other sensitive information;
•our ability to appropriately underwrite loans that we originate or purchase and to otherwise manage credit risk, including in connection with commercial and consumer mortgage loans;
•our ability to satisfactorily and profitably perform loan servicing and similar obligations;
•the credit, liquidity, or other financial condition of our customers, counterparties, service providers, or competitors;
•our ability to effectively deal with economic, business, or market slowdowns or disruptions;
•the efficacy of our methods or models in assessing business strategies or opportunities or in valuing, measuring, estimating, monitoring, or managing positions or risk;
•our ability to keep pace with changes in technology that affect us or our clients, customers, counterparties, service providers, or competitors or to maintain rights or interests in associated intellectual property;
•our ability to attract, hire, and retain key teammates and to engage in adequate succession planning;
•the performance and availability of third-party service providers on whom we rely in delivering products and services to our clients and customers and otherwise in conducting our business and operations;
•our ability to detect, prevent, mitigate, and otherwise manage the risk of fraud or misconduct by internal or external parties; our ability to manage and mitigate physical-security and cybersecurity risks, including denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction;
•natural or other disasters, calamities, and conflicts, including terrorist events, cyber-warfare, and pandemics;
•widespread outages of operational, communication, and other systems;
•our ability to maintain appropriate ESG practices, oversight, and disclosures;
•policies and other actions of governments to manage and mitigate climate and related environmental risks, and the effects of climate change or the transition to a lower-carbon economy on our business, operations, and reputation; and
•other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.

Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. We do not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except as required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that we may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.
Truist Financial Corporation 3

ITEM 1. BUSINESS

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. As a leading U.S. commercial bank, Truist has leading market share in many of the high-growth markets across the country. Truist offers a wide range of products and services through its wholesale and consumer businesses, including consumer and small business banking, commercial banking, corporate and investment banking, insurance, wealth management, payments, and specialized lending businesses. Headquartered in Charlotte, North Carolina, Truist is a top-10 commercial bank.

Truist Bank, Truist’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank provides a wide range of banking and trust services for clients through 2,001 offices as of December 31, 2023 and its digital platform.

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
Payment solutions
Real estate lending
Supply chain financing

Market Area

The following table reflects Truist’s deposit market share and branch locations by state:

Table 2: Deposit Market Share and Branch Locations by State
	% of Truist’s Deposits(2)	Deposit Market Share Rank(2)	Number of Branches(3)
Florida	23%	3rd	452
Georgia	19	1st	213
Virginia	15	2nd	265
North Carolina(1)	13	2nd	285
Maryland	7	3rd	145
Tennessee	5	4th	100
Pennsylvania	4	9th	146
South Carolina	4	3rd	98
Texas	3	21st	99
West Virginia	2	1st	43
Kentucky	2	4th	55
Washington, D.C.	1	5th	22
Alabama	1	6th	51
New Jersey	1	24th	21
Other states	NA	NA	6
(1)Deposit market share rank excludes home office deposits.
(2)Source: FDIC.gov data as of June 30, 2023.
(3)As of December 31, 2023.

4 Truist Financial Corporation

Competition

The financial services industry is intensely competitive and constantly evolving. Management believes that Truist’s client-first approach is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets. In addition, management has made significant investments in recent years to develop Truist’s digital platform and believes that its mobile and online applications are competitive in meeting clients’ expectations. Legislative, regulatory, economic, and technological changes, as well as continued consolidation within the industry, could result in increased competition from new and existing market participants. Truist’s subsidiaries compete actively with national, regional, and local financial services providers, including banks, thrifts, credit unions, investment advisers, asset managers, securities brokers and dealers, private-equity funds, hedge funds, mortgage-banking companies, finance companies, financial technology companies, and insurance companies. The ability of non-banking entities, including financial technology companies, to provide financial products and services directly as well as indirectly through partnerships has increased competition.

Many of our competitors have substantial positions nationally or in the markets in which we operate. Some also have greater scale, financial and operational resources, investment capacity, and brand recognition. Our competitors may be subject to different and, in some cases, less stringent legislative, regulatory, and supervisory regimes than ours. A range of competitors differ from us in their strategic and tactical priorities and, for example, may be willing to suffer meaningful financial losses in the pursuit of disruptive innovation and client growth or to accept more aggressive business, compliance, and other risks in the pursuit of higher returns and market valuations. Competition affects every aspect of our business, including product and service offerings and features, rates, pricing and fees, credit limits, and client service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, to execute transactions reliably and efficiently, to maintain and enhance our reputation, and to attract, retain, and motivate talented employees, all while effectively managing risks and expenses. We expect that competition will only intensify in the future.

General Business Development

Truist seeks to satisfy all of its clients’ financial needs, enabling the Company to grow and diversify its sources of revenue and profitability. Truist’s long-term strategy primarily encompasses organically growing and deepening client relationships across its core and profitable businesses.

Merger and Acquisition Strategy

The Company operates a diverse set of business lines nationally, with strong market shares concentrated in high growth markets in the Southeast and Mid-Atlantic regions. Truist will continue to perform the appropriate due diligence on potential strategic mergers and acquisitions to enhance growth, when market conditions, business objectives, profitability, impact to capital, and market share considerations align to create favorable opportunities. Although mergers and acquisitions are not a top capital distribution priority for Truist, the Company will continue to assess future opportunities, which may include financial services businesses that strengthen Truist’s capabilities, and banks that enhance Truist’s market position.

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

Truist Financial Corporation 5

Regulatory and Supervisory Considerations

We are subject to significant regulatory frameworks that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take.

We are also subject to direct supervision and periodic examinations by various governmental agencies and self-regulatory organizations that are charged with overseeing the kinds of business activities in which we engage. These agencies and organizations generally have broad authority and discretion in restricting and otherwise affecting our businesses and operations and may take formal or informal supervisory, enforcement, and other actions against us when, in the applicable agency’s or organization’s judgment, our businesses or operations fail to comply with applicable law, comport with safe and sound practices, or meet its supervisory expectations. We strive to maintain constructive relationships with supervisory authorities.

The regulatory and supervisory framework applicable to banking organizations is intended primarily for the protection of depositors and other customers, the DIF, the broader economy, and the stability of the U.S. financial system, rather than for the protection of shareholders and non-deposit creditors. In addition to banking laws and regulations, Truist is subject to various other laws and regulations, all of which directly or indirectly affect the operations and management of Truist and its ability to make distributions to shareholders.

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

The scope of the laws and regulations, and the intensity of the supervision to which Truist is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including the banking turmoil in early 2023, technological factors, market changes, climate change concerns, as well as increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector. Truist expects that its business will remain subject to extensive regulation and supervision.

The descriptions below summarize certain significant federal and state laws to which Truist is subject. These descriptions do not summarize all possible or proposed changes in laws or regulations and are not intended to be a substitute for the related statutes or regulatory provisions.

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

Truist and certain of its subsidiaries and affiliates, including those that engage in derivatives transactions, securities underwriting, market making, brokerage, investment advisory, and insurance activities, are subject to other federal and state laws and regulations, as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, CFTC, FINRA, and NFA. Truist Bank is also subject to additional state and federal laws, as well as various compliance regulations, which govern its activities, the investments it makes, and the aggregate amount of loans that may be granted to one borrower.

Examinations by regulators consider not only compliance with applicable laws, regulations, and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the board of directors, the effectiveness of internal controls, earnings, liquidity, and various other factors. Following examinations by banking agencies, Truist and Truist Bank receive supervisory findings and ultimately are assigned supervisory ratings. Examination reports, supervisory ratings, and other actions under this supervisory framework, which are considered confidential supervisory information, can impact the conduct, growth, and profitability of Truist’s operations, possibly to a significant degree.

Under the FRB’s Large Financial Institution Rating System, component ratings are assigned for capital planning, liquidity risk management, and governance and controls. To be considered “well managed” under this rating system, a firm must be rated “broadly meets expectations” or “conditionally meets expectations” for each of its three component ratings.

6 Truist Financial Corporation

The results of examinations by any of Truist’s federal bank regulators can result in the imposition of significant limitations on Truist’s activities and growth. These regulatory agencies generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity, including the imposition of substantial monetary penalties and nonmonetary requirements against a regulated entity where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable laws or regulations, are conducted in an unsafe or unsound manner, represent an unfair, deceptive, abusive act or practice, or do not meet supervisory expectations.

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

Resolution Planning

As a Category III banking organization, Truist is required to submit to the FRB and FDIC a resolution plan every three years with submissions alternating between a full resolution plan and a targeted resolution plan. Upon review of the plan, the agencies may jointly determine that a resolution plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. If Truist were to fail to adequately address deficiencies in a timely manner, it may be subject to more stringent capital, leverage, or liquidity requirements, or restrictions on growth, activities, or operations. Truist submitted its inaugural resolution plan to the FRB and FDIC in September 2021. On September 30, 2022, the FRB and FDIC announced that they did not identify any shortcomings or deficiencies in Truist’s resolution plan. In August 2023, the FRB and FDIC proposed updated guidance on resolution planning requirements applicable to the Company and in January 2024, the agencies extended the deadline for the next submission from July 1, 2024 to March 31, 2025.

In addition, Truist Bank, as an IDI, is required by FDIC regulation to file a separate bank level resolution plan every three years. The FDIC issued a policy statement in June 2021 announcing that it will resume requiring bank level resolution plans for large banks, including Truist Bank, and that such bank-level resolution plans will have more streamlined content requirements than previous requirements. Truist Bank submitted its inaugural IDI resolution plan to the FDIC in November 2022.

In August 2023, the FDIC issued a proposal to amend its rules requiring covered IDIs, including Truist Bank, to periodically submit resolution plans to the FDIC. Covered IDIs would be split into Group A and Group B, with Group A covered IDIs comprising IDIs with $100 billion or more in total assets and Group B being IDIs with at least $50 billion but less than $100 billion in total assets. Group A covered IDIs, including Truist, would be required to submit full plans, while Group B covered IDIs are only required to submit information filings. If adopted as proposed, Truist Bank would be required to submit a full resolution plan to the FDIC every two years and submit an interim supplement in each year that it is not required to submit a full resolution plan. In addition, this proposal would increase the content requirements for plan submissions and introduce a new credibility standard for the FDIC’s evaluation of resolution plans, which would be enforceable against the covered IDIs. The proposed rule indicates the FDIC would create two submission cohorts for Group A covered IDIs, with one cohort submitting a full filing at least 270 days from the effective date of the final rule and the other cohort submitting an interim supplement filing; the two cohorts would then alternate between a full filing and the interim supplement filing each year. The FDIC has not communicated which cohort Truist falls into and has not indicated when the proposal will be finalized.

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

Truist Financial Corporation 7

Under the Tailoring Rules, Truist is subject to the standards applicable to Category III banking organizations, which generally include BHCs with greater than $250 billion, but less than $700 billion, in total consolidated assets and less than $75 billion in certain risk-related exposures.

Capital Requirements

Truist and Truist Bank are subject to certain risk-based and leverage capital ratio requirements established by the FRB, for Truist, and by the FDIC, for Truist Bank. These requirements are based on the capital framework developed by the BCBS for strengthening the regulation, supervision, and risk management of banks under Basel III rules, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FRB and FDIC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that, if undertaken, could have an adverse material effect on Truist’s operations or financial condition. These actions could include requiring Truist to commit capital to Truist Bank in abnormal operating conditions which would otherwise be available to Truist’s creditors and shareholders. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on Truist’s or Truist Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval for acquisitions.

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

Under the FRB’s capital framework for BHCs, Truist is subject to capital requirements, including the SCB, that are determined from the supervisory stress test results. The SCB is equal to the greater of (i) the difference between Truist’s starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of its planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. The FRB assigned Truist an SCB of 2.9%, which is effective from October 1, 2023 to September 30, 2024, at which point a revised SCB will be calculated and provided to Truist. Truist is required to describe its planned capital actions in its CCAR capital plan, but is no longer required to seek prior approval if it makes capital distributions in excess of those included in its CCAR capital plan. Instead, Truist is subject to automatic distribution limitations if its capital ratios fall below its buffer requirements, which include the SCB.

For certain large banking organizations, the SCB could be supplemented by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer is currently set at zero. An FRB policy statement establishes the framework and factors the FRB would use in setting and adjusting the amount of the countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the FRB determines to establish an earlier effective date. If the full countercyclical buffer amount is implemented, Truist would be required to maintain a CET1 capital ratio of at least 9.9%, a Tier 1 capital ratio of at least 11.4%, and a Total capital ratio of at least 13.4% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. In addition, Truist Bank would be required to maintain a CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11.0%, and a Total capital ratio of at least 13.0%.

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

8 Truist Financial Corporation

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

In July 2023, the U.S. banking regulators issued a proposal to revise the risk-based capital standards applicable to the Company and Truist Bank. This proposal would introduce new approaches for credit risk, operational risk, market risk, and credit valuation adjustment risk that generally align with the approaches for these risks under the global Basel Accord adopted by the Basel Committee. The proposal would introduce a new measure of risk-weighted assets, which would reflect the proposed new standardized approaches for credit risk, operational risk, and credit valuation adjustment risk, as well as a proposed new measure for market risk that would be based on both internal models and standardized supervisory models of market risk. In addition, the proposal requires category III and IV financial institutions to include certain components of AOCI in the calculation of regulatory capital, as well as change the calculation of certain deductions consistent with standards in place for category I and II financial institutions. The proposal includes a proposed effective date of July 1, 2025, subject to a three-year transition period ending July 1, 2028, over which the expanded total risk-weighted assets would be phased in. We continue to evaluate this proposal and the potential impacts, if adopted as proposed, on the Company and Truist Bank.

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

Truist is required to submit its next capital plan and the results of its own stress tests to the FRB by April 5, 2024. The FRB is required to announce the results of its supervisory stress tests by June 30, 2024.

In addition to the CCAR stress testing for Truist, Truist Bank conducts company-run stress tests on an annual basis, while only required biennially.

Liquidity Requirements

Certain BHCs and their bank subsidiaries, including Truist and Truist Bank, are subject to a minimum LCR and NSFR. The LCR is designed to ensure that BHCs have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. The NSFR is designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. The NSFR, calculated as the ratio of available stable funding to required stable funding, must exceed 1.0x. Available stable funding represents a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. Required Stable Funding is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III banking organization, Truist and Truist Bank are subject to LCR and NSFR requirements equal to 85% of the full requirement.

Truist also is subject to FRB rules that require certain large BHCs to conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test, and maintain a contingency funding plan that meets certain requirements.

Truist Financial Corporation 9

Long-Term Debt and Clean Holding Company Requirements

In August 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements that currently apply only to GSIBs. This proposal would also impose a long-term debt requirement on certain categories of insured depository institutions, including insured depository institutions with $100 billion or more in total assets, such as Truist Bank. If adopted, this proposal would require the Company and Truist Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of risk-weighted assets, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. Truist Bank would be required to issue the minimum amount of eligible long-term debt to the Company, and the Company would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting the Company from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of the Company’s liabilities that are not eligible long-term.

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

The Parent Company’s ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. In addition, the Parent Company’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the FRB’s automatic restrictions on capital distributions under the FRB’s capital rules. Truist’s risk-based capital and leverage ratio requirements are discussed above in the “Capital Requirements” section.

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

In addition, failure to meet capital requirements may cause an institution to be directed to raise additional capital. Federal law further mandates that the agencies adopt safety and soundness standards generally relating to operations and management, asset quality, and executive compensation; and authorizes administrative action against an institution that fails to meet such standards. Failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

10 Truist Financial Corporation

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

Federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation, and a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations, regulatory approvals, and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. The market share limitations impose conditions that the acquiring BHC, after and as a result of the acquisition, control no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30%, subject to variation by state law, of such deposits in applicable states. FRB rules also prohibit a FHC from combining with another company if the resulting company’s liabilities would exceed 10% of the aggregate consolidated liabilities of all financial companies.

After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

The standards by which bank and financial institution acquisitions are evaluated are under review. Among other things, in July 2021, an executive order was issued on competition that requires the banking agencies to review the standards for bank mergers. In March 2022, the FDIC requested information and public input on all aspects of the existing regulatory framework that applies to bank merger transactions. In June 2023, the Department of Justice noted that it is preparing a revised approach to its assessment of bank mergers that will consider a wider range of factors and potential competitive harms, consistent with the July 2021 executive order. Additionally, some members of Congressional leadership are closely tracking the standards for bank mergers and can be expected to engage in hearings and public statements in connection with any pending or future merger activity. These reviews and engagements could change the standards for bank mergers. The timing of any revised standards for reviewing bank and financial institution mergers is uncertain.

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

Truist Financial Corporation 11

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

The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023. This rule increased Truist’s regulatory premiums in 2023 by approximately $120 million. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2%.

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The special assessment for Truist is $507 million, which was recognized in Q4 2023 and will be paid in eight quarterly installments beginning in 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.

Consumer Protection Laws and Regulations

In connection with its lending and leasing activities, Truist Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. The CFPB examines Truist and Truist Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student, and other consumer loans, and other consumer financial products and services offered. The federal consumer financial protection laws that are subject to the CFPB’s supervision and enforcement powers include, among others, the Truth in Lending Act, Truth in Savings Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, Equal Credit Opportunity Act, and Fair Housing Act. The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive, or abusive, and to impose new disclosure requirements for any consumer financial product or service.

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

12 Truist Financial Corporation

BSA/AML and Sanctions

Truist continues to be subject to examinations and ongoing monitoring to assess compliance with BSA/AML and OFAC laws and regulations. These laws and regulations are designed to protect the financial system, consumers and financial institutions from bad actors and illicit activities by requiring financial institutions to develop and implement BSA/AML programs designed to deter and when possible detect and prevent the use of the financial system to facilitate the funding of criminal activities. In addition, Truist is also prohibited from engaging in financial transactions with certain individuals, entities, and countries under programs administered by the OFAC of the U.S. Treasury.

Federal law grants substantial enforcement powers to federal financial institution regulators, OFAC and the U.S. Department of Justice, among other government agencies, with respect to AML and OFAC laws and regulations. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or prohibition orders; and to initiate injunctive actions against financial institutions and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations or unsafe and unsound practices.

Privacy, Data Protection, and Cybersecurity

Various federal and state laws and regulations contain extensive data privacy, data protection and cybersecurity provisions, and the regulatory framework for data privacy, data protection and cybersecurity is rapidly evolving. The FRB, FDIC, and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the FRB and the SEC, have increased their focus on cybersecurity through guidance, examinations, and regulations.

At the federal level, the Gramm-Leach-Bliley Act requires financial institutions to, among other things, implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires that financial institutions provide explanations to consumers on their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such personal information except as provided in the financial institution’s policies and procedures.

In November 2021, the FRB, OCC, and FDIC adopted a new regulation that, among other things, requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or stock price, or pose a threat to the financial stability of the U.S.

In addition, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the role of the Board in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. Refer to Item 1A, “Risk Factors” and the “Risk Management” section of the MD&A for additional disclosures related to cybersecurity.

Truist’s non-bank subsidiaries are also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy, data protection, and cybersecurity. Moreover, the U.S. Congress has recently considered, and is currently considering various proposals for, more comprehensive data privacy, data protection, and cybersecurity legislation, to which Truist may be subject to if passed.

States are also increasingly proposing or enacting legislation that relates to data privacy, data protection, and cybersecurity such as the California Consumer Privacy Act as amended by the California Privacy Rights Act. Truist may be subject to similar laws in other states where Truist does business or in states where Truist may collect personal information of residents. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach.

Moreover, the promulgation in 2017 of the New York Department of Financial Services Cybersecurity Regulation, which was recently updated, and the National Association of Insurance Commissioners Insurance Data Security Model Law are driving significant cybersecurity compliance activities for Truist. Both of these regulations include phased compliance periods as well as attestation of compliance by certain Truist entities.
Truist Financial Corporation 13

Like other lenders, Truist Bank uses credit bureau data in its underwriting activities. The Fair Credit Reporting Act regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Truist Bank.

Truist has undertaken significant efforts to comply with these laws and regulations and continues to assess their requirements and applicability to Truist. These laws and regulations, as well as proposed legislation, are still subject to revision or formal guidance and may be interpreted or applied in a manner inconsistent with the Company’s understanding, which may result in further uncertainty and require Truist to incur additional costs to comply. Refer to Item 1A, “Risk Factors” for more information on the risks related to compliance with applicable privacy laws.

Open Banking

In October 2023, the CFPB proposed a rule under the Dodd-Frank Act, which would require certain entities, including Truist and Truist Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The proposed rule also would require data providers holding a consumer account, such as Truist Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the proposed rule, data providers would be prohibited from charging consumers or third parties fees for processing these consumer data requests. The proposed rule would also place certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include Truist and Truist Bank when acting in certain capacities. The proposed rule would also require third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. We continue to evaluate this proposal and the potential impacts, if adopted as proposed, on the Company and Truist Bank.

CRA

The CRA requires Truist Bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” This assessment is considered for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the FRB in connection with the review of any proposed acquisition or merger application. For its most recent CRA examination period, Truist received the highest possible overall rating of “Outstanding” from the FDIC.

In October 2023, the FRB, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The rule is expected to take effect on April 1, 2024, with most of the provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.

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

14 Truist Financial Corporation

Volcker Rule

Truist is prohibited under the Volcker Rule from (i) engaging in proprietary trading activities, and (ii) having certain ownership interests in and relationships with covered private funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including Truist and its affiliates. The Volcker Rule regulations contain exemptions or exclusions, including for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose significant compliance obligations on banking entities. Truist has put in place the compliance programs required by the Volcker Rule.

Regulatory Regime for Swaps

The Dodd-Frank Act established a comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency, and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital adequacy, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers and security-based swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. Truist Bank is registered with the CFTC as a swap dealer and conditionally registered with the SEC as a security-based swap dealer, subjecting Truist Bank to requirements under the CFTC’s and SEC’s regulatory regime, including trade reporting and recordkeeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC. The NFA is the primary self-regulatory organization for Truist’s swap dealer.

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

Human Capital

Truist works as One Team—unified by its purpose, mission, and values—to deliver real care by meeting clients’ needs, uplifting communities, empowering teammates, and promoting effective risk and controls management to drive performance. Truist recognizes that attracting the best talent, making investments in teammates, caring to better understand their backgrounds and experiences, and helping to bolster their career trajectory ultimately leads to more engaged and productive teammates, which can contribute to better business outcomes for Truist overall. Truist aims to provide teammates an inclusive and energizing environment that empowers teammates to learn, grow, and have meaningful careers.

Truist Financial Corporation 15

Truist’s Compensation and Human Capital Committee oversees Truist’s compensation and benefit programs consistent with its compensation philosophy. The Committee provides oversight on Truist’s human capital strategy (including DEI, teammate engagement, and talent development) that supports attracting, developing, and retaining qualified teammates.

Truist’s Enterprise Ethics Office manages the Truist Code of Ethics. They partner with a broad group of internal stakeholders to set standards from a comprehensive Teammate Concerns Management Program to monitor teammate conduct and facilitate the timely intake and routing of teammate concerns for review. As part of that effort, the team seeks to identify trends that may reflect on organizational culture and/or operational challenges and to develop solutions. The results of these efforts are regularly shared with Truist’s Executive-Level Ethics, Business Practices, and Conduct Committee and its Board of Directors.

The following table presents a summary of teammates as of December 31, 2023:

Table 3: Teammate Summary
	# of Teammates	% of Population
Full-Time	49,037	96.5%
Part-Time	1,795	3.5
Total	50,832	100.0%

Truist also leverages a skilled contingent workforce, which is not reflected in the table, as an important part of the Company’s overall workforce strategy.

Diversity, Equity, and Inclusion

Inclusivity, belonging, and authenticity are at the core of Truist’s evolving culture. DEI continues to play an instrumental role across this evolution, specifically positioning Truist to uniquely embrace and thoughtfully support teammates across the Company. Truist’s longstanding commitment to DEI thoughtfully positions the organization to lead and execute inclusively. This fosters an environment where teammates, business, and our communities can thrive. Truist remains committed to embracing all dimensions of diversity across our teammate population and all levels within the organization.

The following table presents a summary of diversity statistics as of December 31, 2022, using the category classifications on the U.S. Equal Employment Opportunity Commission’s EEO-1 report, which differ from those recognized internally by Truist.

Table 4: Teammate Diversity(1)
	Gender		Race / Ethnicity
	Female	Male	Caucasian	Black/African American	Hispanic or Latino	Asian	American Indian/Alaska Native	Native Hawaiian/Other Pacific Islander	Two or More Races
Executive management & senior leaders	27.7%	72.3%	82.9%	7.5%	3.8%	4.3%	0.3%	—%	1.2%
First / mid-level managers	52.8	47.2	70.3	13.5	7.8	6.0	0.4	0.1	1.9
Professionals	48.3	51.7	66.2	15.6	6.0	9.6	0.5	0.2	1.9
All others	75.7	24.3	53.8	23.9	14.3	3.9	0.8	0.3	3.0
All teammates	62.9	37.1	60.5	19.5	10.6	6.1	0.6	0.2	2.5
(1)Source: EEO-1 data as of December 31, 2022. All others include sales workers and administrative support EEO-1 job categories.

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

In addition to career development opportunities, Truist provides a differentiated learning experience to new and existing teammates to build the skills needed now and in the future, including role skill preparedness, upskilling for the future and access to skill building content for teammate-led learning. Truist Learning and Development also prioritizes and integrates regulatory training and concepts to mitigate risk across the organization.

16 Truist Financial Corporation

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

Truist’s benefits program for qualified teammates includes a company-funded defined benefit pension plan, a 401(k) Plan, an employee stock purchase plan, Truist Momentum financial well-being education, healthcare and insurance benefits, Lifeforce physical well-being program, mental well-being support, paid time off, teammate and family resources such as access to backup child-care centers and family care resources, tuition assistance, and on-site services such as health centers and fitness centers. A detailed overview of all of the benefits Truist offers can be found on Truist’s Benefits website, Benefits.Truist.com.

Truist provides market competitive total rewards to attract and retain talent while enabling Truist’s short- and long-term performance. Truist provides compensation and rewards that aim to achieve positive business results, are based on market and internal assessment, and are aligned with risk management principles. Truist conducts annual studies, factoring teammates’ roles, levels of experience, and geography. Based on Truist’s 2023 pay equity study, the average salary of female teammates is 98% of male teammates, and the average salary of racially diverse teammates is 100% of non-racially diverse teammates.

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

Truist may use its website to distribute company information, including as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD. Truist routinely posts and makes accessible financial and other information, including corporate responsibility information, regarding Truist on its website. Investors should monitor Truist’s website, including the Investor Relations portion, in addition to its press releases, SEC filings, public conference calls, and webcasts.

Corporate Governance

Information with respect to Truist’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on Truist’s Investor Relations website, IR.Truist.com. Specifically, the Company makes available on its Investor Relations website, under the heading “Governance & Responsibility” (i) its code of ethics for the Board, senior financial officers, and teammates, (ii) its Corporate Governance Guidelines, and (iii) the charters of the Company’s standing Board committees. If the Company makes changes in, or provides waivers from, the provisions of its code of ethics that the SEC requires it to disclose, the Company intends to disclose these events in the “Governance & Responsibility” section of its Investor Relations website.
Truist Financial Corporation 17

Executive Officers

Executive Officer	Recent Work Experience	Years of Service	Age
William H. Rogers, Jr. Chairman and Chief Executive Officer	Chairman since March 2022. Chief Executive Officer since September 2021. President and Chief Operating Officer from December 2019 to September 2021. Previously SunTrust Chairman and Chief Executive Officer from January 2012 to December 2019.	43*	66
Michael B. Maguire Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer since September 2022. Chief National Consumer Finance Services and Payments Officer from September 2021 to September 2022. Head of National Consumer Finance and Payments from December 2019 to August 2021. Previously SunTrust Enterprise Partnerships and Investments Executive.	21*	45
Hugh S. (Beau) Cummins, III Vice Chair and Chief Operating Officer	Chief Operating Officer since November 2023. Vice Chair since September 2021. Head of the Corporate and Institutional Group from December 2019 to August 2021. Previously SunTrust Co-Chief Operating Officer and Wholesale Segment Executive since February 2018. SunTrust Corporate Executive Vice President and Wholesale Segment Executive from 2017 to February 2018.	18*	61
Scott A. Stengel Senior Executive Vice President, Chief Legal Officer, and Head of Government Affairs	Chief Legal Officer and Head of Government Affairs since December 2023. General Counsel at Ally Financial Inc. from May 2016 to December 2023.	—	52
Kristin Lesher Senior Executive Vice President and Chief Wholesale Banking Officer	Chief Wholesale Banking Officer since February 2024. Previously Executive Vice President and Head of Middle Market Banking at Wells Fargo from October 2021 to November 2023 and Head of East Region Commercial Banking at Wells Fargo from November 2018 to October 2021.	—	51
Clarke R. Starnes III Vice Chair and Chief Risk Officer	Vice Chair since September 2022. Chief Risk Officer since July 2009.	41	64
Dontá L. Wilson Senior Executive Vice President and Chief Consumer & Small Business Banking Officer	Chief Consumer & Small Business Banking Officer since November 2023. Chief Retail & Small Business Banking Officer from March 2022 to November 2023. Chief Digital and Client Experience Officer from November 2018 to March 2022. Chief Client Experience Officer from August 2016 to November 2018.	25	47
*Reflects combined years of service at Truist and SunTrust.
18 Truist Financial Corporation

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Market Risks

•The levels of or changes in interest rates could affect our results of operations and financial condition.
•The Company’s hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.
•The political environment and monetary and fiscal policies could adversely affect us.
•Inflation could negatively impact our business and financial results.
•Financial results, lending, and other business activities could be adversely affected by weak or deteriorating economic conditions.
•Geopolitical conditions, military conflicts, acts or threats of terrorism, and related volatility and instability in global economic and market conditions could adversely affect us.

Credit Risks

•The Company is subject to credit risk by lending, committing to lend money, and entering into letters of credit and other types of contracts with counterparties and the Company’s allowance for loan losses may not be adequate to cover actual losses.
•The Company may have more credit risk and higher credit losses if our underwriting standards and practices are inadequate, we adopt more liberal underwriting standards for competitive or other reasons, or our concentration and other risk limits are not well calibrated.
•The Company may suffer losses if the value of collateral declines in weak, deteriorating, or stressed economic or market conditions.

Liquidity Risks

•Our inability to retain and grow deposits or a change in deposit costs or mix could negatively impact our funding strategy and financial results.
•Truist’s liquidity could be impaired by an inability to access short-term funding, an unforeseen outflow of cash, or an inability to monetize liquid assets.
•A disruption in our access to the mortgage secondary market and GSEs for liquidity could negatively affect us.
•The Company’s cost of funding or access to the banking and capital markets could be adversely affected if our credit ratings are downgraded or otherwise fail to meet investor expectations.
•The Parent Company could have less access to funding sources and its liquidity could be constrained if the Bank becomes unable to pay dividends.
•The financial system is highly interrelated, and financial or systemic shocks or the failure of even a single financial institution or other participant in the financial system could adversely impact us.

Technology Risks

•The Company and its suppliers face a wide array of cybersecurity risks, including risks of insider threats and third-party cybersecurity incidents, which could result in the loss of operational capabilities or the disclosure of confidential, proprietary, personal, and other sensitive information, which could have an adverse impact on the Company’s operations, financial condition, and prospects, as well as cause significant reputational damage and legal and financial exposure.
•The Company’s operating systems and infrastructure, as well as operational capabilities managed or supplied by third parties on whom we rely, could fail or be interrupted, compromised, or breached, which could disrupt the Company’s business and adversely impact the Company’s operations, financial condition, and prospects, as well as cause significant reputational damage and legal and financial exposure.
•Truist is heavily reliant on technology, and a failure to effectively anticipate, develop, and implement new technology could harm us.
•The Company faces risks associated with the quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.

Truist Financial Corporation 19

Other External Risks

•Physical, transition, and other risks associated with climate change, together with governmental responses to them, may negatively impact our business, operations, reputation, and clients.
•The Company is at risk of increased losses from fraud.
•Natural disasters, pandemics, and other catastrophic events could adversely impact us.
•An outbreak or escalation of hostilities between countries or within a country or region could have an adverse effect on the U.S. economy and on Truist’s business operations and key external parties.

Compliance Risks

•Truist is subject to extensive and evolving government regulation and supervision, which could adversely affect our business, financial condition, results of operations, and prospects.
•Regulatory capital and liquidity standards and future revisions to them may negatively impact our business and financial results.
•Truist is subject to risks related to originating and selling loans, including repurchase and indemnification obligations.
•Truist faces risks as a servicer of loans.
•Truist faces substantial risks in safeguarding personal and other sensitive information.
•Differences in regulation and supervision can affect the Company’s ability to compete effectively.
•The Company can face risks of non-compliance and incur additional operational and compliance costs under laws relating to anti-money laundering, economic sanctions, embargo programs, and anti-corruption.

Regulatory and Legal Risks

•The Company may incur damages, fines, penalties, and other negative consequences from past, current, or future regulatory or other legal violations, including inadvertent or unintentional violations.
•Pending or threatened legal proceedings and other matters may adversely affect the Company’s business, financial condition, results of operations, and reputation.

Strategic Risks

•Ineffective execution of strategic initiatives could adversely affect investor sentiment and our business and financial results.
•Competition may reduce Truist’s client base or cause Truist to modify the pricing or other terms for products and services, which could have an adverse impact on our business and financial results.
•Acquisitions, mergers, and divestitures introduce a broad range of anticipated and unanticipated risks, including unforeseen or negative consequences from supervisory or regulatory action that may limit Truist’s ability to pursue and complete them.
•Truist has businesses other than banking that are subject to a variety of risks.

Reputational Risks

•Negative public opinion, whether real or perceived, or our failure to successfully manage it could damage the Company’s reputation and adversely impact our business, financial condition, results of operations, and prospects.
•Truist may face reputational risks arising out of Truist’s sales, training, incentive compensation or business practices, products or services, or other activities of its teammates, representatives, or business partners.

Talent Management Risks

•Truist depends on the experience and expertise of key teammates. If these individuals were to leave or change their roles without effective replacements, our business and operations may suffer.
•We could be harmed by an inability to attract, develop, retain, and motivate qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions.
•The Company’s operations rely on its ability, and the ability of key external parties, to maintain appropriately staffed workforces and on the competence, trustworthiness, health, and safety of employees.

20 Truist Financial Corporation

Risks Related to Estimates and Assumptions

•Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.
•We use estimates and assumptions in determining the value or amount of many of our assets and liabilities, and our business, financial condition, results of operations, and prospects could be adversely affected if these prove to be incorrect.
•Depressed market values for the Company’s stock and adverse economic conditions sustained over a period of time may require the Company to write down all or some portion of the Company’s goodwill.

Operational Risks

•Truist relies extensively on other companies to provide key components of the Company’s business infrastructure, and their failure to perform to our standards or other issues of concern with them could harm us.
•The Company’s framework for managing risks and mitigating losses may not be effective.
•In deciding whether to extend credit or enter into other transactions with clients and counterparties, Truist depends on the accuracy and completeness of information about clients and counterparties.
•Truist can be negatively affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services, and delivery platforms.
•Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.

The following discussion sets forth some of the more important risk factors that could materially affect Truist’s financial condition and operations. When a risk factor spans several risk categories, the risks have been listed by their primary risk category. The risks described are not all inclusive. Additional risks that are not presently known or risks deemed immaterial may have an adverse effect on Truist’s financial condition, results of operations, business, and prospects.

Market Risks

The levels of or changes in interest rates could affect our results of operations and financial condition.

We are highly dependent on net interest income, which is the difference between interest income on earning assets, such as loans and investments, and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions, including high or increasing levels of inflation, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future, including future changes in interest rates. We may be adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest, including the rate of change, or changing the spreads among different interest rate indices.

The levels of or changes in interest rates could adversely affect us beyond our net interest income, including by increasing the cost or decreasing the availability of deposits or other variable-rate funding instruments, reducing the return on or demand for loans or increasing the prepayment speed of loans, increasing client or counterparty delinquencies or defaults and reducing the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies. Certain investment securities, notably MBS, are very sensitive to changes in rates. Generally, when rates rise, market values will decline, prepayments will decrease and the duration of MBS will increase. Conversely, when rates fall, market values will rise, prepayments of principal and interest will increase and the duration of MBS will decrease.

The level of and changes in market rates of interest and, as a result, these risks and uncertainties, are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our clients, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed income securities. Market volatility in interest rates, including the rate of change, can create particularly difficult conditions. Refer to the “Market Risk” section of the MD&A and “Note 19. Derivative Financial Instruments.”

Truist Financial Corporation 21

The Company’s hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.

The Company employs various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. The Company’s hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, the Company may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, the Company may not be able to find market participants that are willing to act as its hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of ours hedging strategies. The Company’s hedging strategies are not designed to eliminate all interest rate, foreign exchange, and market risks.

The political environment and monetary and fiscal policies could adversely affect us.

A fractious or volatile political environment in the U.S., including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. In addition, disruptions in the foreign relations of the United States could adversely affect industries and markets on which our business depends. We also could be negatively impacted by political scrutiny of the financial-services industry in general or our business or operations in particular, whether or not warranted, and by an environment where criticizing financial-services providers or their activities is politically advantageous.

Changes in monetary and fiscal policies, including FRB policies, can adversely affect every facet of our business and operations—for example, the conditions for commercial and consumer lending, the creditworthiness of our clients, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets— and cannot be controlled or predicted by the Company. FRB policies can:

•meaningfully influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, and the conditions in equity, fixed-income, currency, and other markets;
•significantly impact the cost of funds, as well as the return on assets, both of which can have an impact on interest income;
•adversely affect the value of financial assets and liabilities;
•adversely affect borrowers through higher debt servicing costs and potentially increase the risk that they may fail to repay their loan obligations; and
•artificially inflate asset values during prolonged periods of accommodative policy, which could in turn cause volatile markets and rapidly declining collateral values during times of restrictive monetary and fiscal policies.

During 2022 and 2023, the FRB raised interest rates significantly and shrank its balance sheet in response to inflation measures that were well above the FRB’s two percent target. Sustained higher interest rates and continued FRB asset reductions may adversely affect market stability, market liquidity and the Company’s financial performance and condition. Truist cannot predict the nature or timing of future changes in monetary policies or the precise effects such changes may have on the Company’s activities and financial results.

In addition, tax and other fiscal policies impact not only general economic and market conditions but also give rise to incentives and disincentives that affect how we and our clients prioritize objectives, deploy resources, and run households and operate businesses. For example, developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, could have adverse effects on the broader economy, disrupt access to capital markets, and contribute to, or worsen, an economic recession.

Inflation could negatively impact our business and financial results.

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

22 Truist Financial Corporation

Financial results, lending, and other business activities could be adversely affected by weak or deteriorating economic conditions.

Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A prolonged period of slow growth in the U.S. economy as a whole or in any regional markets that Truist serves, or any deterioration in economic conditions or the financial markets may disrupt or dampen the economy, which could adversely affect the Company’s financial condition and results.

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

In addition, recent events impacting the banking industry, including the bank failures in the first half of 2023, have resulted in significant disruption and volatility in the capital markets, reduced current valuations of securities portfolios and bank stocks, and decreased confidence in banks among depositors and other counterparties as well as investors. These events occurred in the context of rapidly rising interest rates which, among other things, have resulted in unrealized losses in longer duration debt securities and loans held by banks, increased competition for deposits and potentially increased the risk of a recession. A decrease in the supply of deposits or significant increase in competition for deposits could result in substantial increases in costs to retain and service deposits. Increased adoption of consumer banking technology can result in reduced deposit demand due to the relative ease with which depositors may transfer deposits to a different depository institution in the event that the Bank’s products and services are less competitive or confidence is lost in the Bank. The cost of resolving the recent bank failures has also prompted the FDIC to issue a special assessment to recover costs to the DIF. Refer to the “Regulatory Considerations” section in Item 1 “Business” for additional details related to the FDIC’s special assessment.

Geopolitical conditions, military conflicts, acts or threats of terrorism, and related volatility and instability in global economic and market conditions could adversely affect us.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have an adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties. Global conflicts present destabilizing forces, including higher and more volatile commodity and food prices, which may cause international and domestic economic deterioration. Financial markets may be adversely affected by the current or anticipated impact of military or global conflicts, terrorism, or other geopolitical events. This could magnify inflationary pressure and extend any prolonged period of higher inflation.

Credit Risks

The Company is subject to credit risk by lending, committing to lend money, and entering into letters of credit and other types of contracts with counterparties and the Company’s allowance for loan losses may not be adequate to cover actual losses.

Truist incurs credit risk, which is the risk to current or anticipated earnings or capital arising from the default, unwillingness or inability of a borrower, obligor, or counterparty such that an obligation will not be repaid on time or in full, or otherwise according to the terms of the contract. A number of products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets, and investment securities. Changes in credit quality can have a significant impact on the Company’s earnings and capital position. The Company estimates and establishes contractual lifetime reserves for credit risks and credit losses inherent in its determination of credit exposure. This process, which is critical to the Company’s financial results and condition, requires complex calculations and extensive use of judgment, considering both external and borrower-specific factors that might impair the ability of borrowers to repay their loans. As is the case with any such assessments, there is always the chance that the Company will fail to identify all pertinent factors or that the Company will fail to accurately estimate the impacts of factors identified and that its allowance for loan losses may not be adequate to cover actual losses.
Truist Financial Corporation 23

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

The Company may have more credit risk and higher credit losses if our underwriting standards and practices are inadequate, we adopt more liberal underwriting standards for competitive or other reasons, or our concentration and other risk limits are not well calibrated.

The Company’s credit risk and credit losses can increase if the Company’s loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic conditions, market conditions, or climate change. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and other products that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are or will be sufficient to prevent an adverse impact to our business and financial results.

Deterioration in economic conditions, housing conditions, or real estate values, including as a result of climate change or natural disasters, in the markets in which the Company operates could result in higher credit losses. The Company is also subject to physical risks of climate change, which could manifest in the form of asset quality deterioration and could be exacerbated by specific portfolio concentrations, and transition risks of climate change, which could manifest through longer-term shifts in market dynamics and consumer preferences, and could be exacerbated in specific industries that may be more sensitive or vulnerable to a transition to a low carbon economy.

The Company may suffer losses if the value of collateral declines in weak, deteriorating, or stressed economic or market conditions.

During periods of market stress or illiquidity, the Company’s credit risk may be further increased if it fails to realize the expected value of the collateral it holds; collateral is liquidated at prices that are not sufficient to recover the full amount owed to Truist; or counterparties are unable to post collateral, whether for operational or other reasons. Furthermore, disputes with counterparties concerning the valuation of collateral may increase in times of significant market stress, volatility or illiquidity, and Truist could suffer losses during these periods if it is unable to realize the expected value of collateral or to manage declines in the value of collateral.

Liquidity Risks

Our inability to retain and grow deposits or a change in deposit costs or mix could negatively impact our funding strategy and financial results.

Deposits are a relatively low cost and stable source of funding. Truist competes with banks and other financial institutions for deposits and as a result, the Company could lose deposits in the future, clients may shift their deposits into higher cost products, or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce Truist’s net interest margin, net interest income, and net income. In the current environment, maintaining and growing deposits has become more challenging as the FRB reduced the size of its balance sheet through quantitative tightening and increased interest rates giving clients an incentive to move deposits to money market funds and other higher-yielding alternatives. In addition, our ability to maintain, grow, or favorably price deposits may be constrained by gaps in our product and service offerings, changes in consumer trends, our scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our client service, or any loss of confidence in our brand or our business.

24 Truist Financial Corporation

Truist’s liquidity could be impaired by an inability to access short-term funding, an unforeseen outflow of cash, or an inability to monetize liquid assets.

Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. We, like other financial-services companies, rely to a significant extent on external sources of funding, such as deposits and borrowings, for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. When volatility or disruptions occur in the wholesale funding markets, the Company’s ability to access short-term liquidity could be impaired. In addition, idiosyncratic factors, including realization of other risks described herein, as well as other factors outside of the Company’s control, such as a general market disruption or an operational problem that affects third parties, could impair the Company’s ability to access short-term or contingent funding, sources or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. The Company’s inability to monetize liquid assets without unacceptable losses or to access short-term funding or capital markets could constrain the Company’s ability to make new loans or meet existing lending commitments and could ultimately jeopardize the Company’s overall liquidity and capitalization. While our policies and controls are designed to enable us to maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment, there is no guarantee that our liquidity position will never become compromised. Such an event could damage the performance and value of our business, prompt regulatory intervention and private litigation, harm our reputation, and cause a loss of client and investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened.

A disruption in our access to the mortgage secondary market and GSEs for liquidity could negatively affect us.

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

The Company’s cost of funding or access to the banking and capital markets could be adversely affected if our credit ratings are downgraded or otherwise fail to meet investor expectations.

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

The Parent Company could have less access to funding sources and its liquidity could be constrained if the Bank becomes unable to pay dividends.

The Parent Company relies upon capital markets access and dividends from affiliates for funding and has less access to contingent funding sources than the Bank. If the Bank were subject to a financial stress, its dividends to the Parent Company could be reduced or eliminated in order to support Bank capital ratios or other regulatory requirements. This would increase the Parent Company’s reliance on capital markets at a time when spreads and funding costs are likely elevated due to the stress impacting the Bank and would also impair the Parent Company’s ability to serve as a source of strength to its subsidiaries.

Truist Financial Corporation 25

The financial system is highly interrelated, and financial or systemic shocks or the failure of even a single financial institution or other participant in the financial system could adversely impact us.

Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships could also negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.

Truist may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect our ability to attract and retain depositors and to borrow or raise capital. For example, during 2023 the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank. The failure of other banks and financial institutions and the measures taken by governments, businesses, and other organizations in response to these events could adversely impact the Company’s business, financial condition and results of operations.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Truist has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, central counterparties, commercial banks, investment banks, mutual and hedge funds and other institutional investors and clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by Truist or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by Truist cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the Company’s exposure. Any such losses could adversely affect the Company’s results of operations and financial condition.

Technology Risks

The Company and its suppliers face a wide array of cybersecurity risks, including risks of insider threats and third-party cybersecurity incidents, which could result in the loss of operational capabilities or the disclosure of confidential, proprietary, personal, and other sensitive information, which could have an adverse impact on the Company’s operations, financial condition, and prospects, as well as cause significant reputational damage and legal and financial exposure.

The Company’s computer systems and network infrastructure and those of third parties are targeted in cyberattacks and vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, human error, fraud, denial of service attacks, social engineering schemes (such as phishing), hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. The Company’s business relies on the secure collection, transmission, storage, use, retrieval, and other processing of confidential, proprietary, and other sensitive information in the Company’s information systems, networks and those of third parties. In addition, to access the Company’s systems, networks, products, and services, the Company’s clients and other third parties may use personal mobile devices or computing devices that are outside of the Company’s control and network environment and can introduce added cybersecurity risks.

Truist and Truist’s clients, regulators, vendors, service providers, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to and are likely to continue to be the target of cyberattacks and other similar incidents. Such incidents may expose security vulnerabilities in the Company’s systems, networks, or other security measures, or those of third parties, that could result in the unauthorized access, gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or other sensitive information, including personal information. Such incidents could also damage the Company’s systems and networks by introducing material disruptions to the Company’s or the Company’s clients’ or other third parties’ network access or business operations. As cybersecurity risks continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance the Company’s protective measures or to investigate and remediate any cybersecurity vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and networks and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may the Company be able to implement sufficient preventive measures against such security breaches, which may result in adverse consequences to Truist.

26 Truist Financial Corporation

Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies to facilitate and conduct financial transactions. For example, cybersecurity risks may increase in the future as Truist continues to evolve its internal and external digital offerings and capabilities. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, state-sponsored actors, disgruntled teammates or vendors, hackers, activists and other external parties, including those involved in corporate espionage, any of which may see their effectiveness enhanced by the use of artificial intelligence, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks on the Company or clients. Even the most advanced internal control environment may be vulnerable to compromise. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cybersecurity threat actors change frequently and may not be recognized until launched or well after a breach has occurred. In addition, the existence of cyberattacks or security breaches at third-party vendors and service providers with access to the Company’s data may not be disclosed to the Company in a timely manner.

The Company also faces indirect technology, cybersecurity and other operational risks relating to clients and other third parties that the Company relies upon to facilitate or enable business activities, including, financial counterparties, regulators, vendors, service providers, and providers of critical infrastructure such as internet access and electrical power. While the Company performs cybersecurity due diligence on its key vendors and service providers, because the Company does not control its vendors or service providers and its ability to monitor their cybersecurity is limited, the Company cannot ensure the cybersecurity measures they take will be sufficient to protect any information the Company shares with them or prevent any disruption arising from a technology failure, cyberattack or other information or security breach. As a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems and networks, a technology failure, cyberattack or other information or security breach that significantly degrades, deletes, or compromises the systems, networks, or data of one or more financial entities could have an adverse impact on counterparties or other market participants. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyberattack, other information or security breach, termination, or constraint could, among other things, adversely affect the Company’s ability to conduct transactions, service the Company’s clients, manage the Company’s exposure to risk or expand the Company’s business.

A successful penetration or circumvention of system or network security could cause serious negative consequences, including loss of clients and business opportunities; costs associated with maintaining business relationships after a cyberattack or security breach; significant disruption to the Company’s operations and business; misappropriation, exposure or destruction of the Company’s confidential, proprietary, and other sensitive information, including personal information, and funds and those of the Company’s clients; damage to the Company’s or the Company’s clients’ or third parties’ computers, systems, or networks; or a violation of applicable laws and regulations, including those related to data privacy, data protection, and cybersecurity. This could result in litigation exposure, regulatory fines, penalties, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, which could adversely impact the Company’s results of operations, liquidity, and financial condition. In addition, the Company may not have adequate insurance coverage, if any, to compensate for losses from any of the foregoing, and we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or at all, or that our insurers will not deny coverage as to any future claim.

Cybersecurity and data-privacy risks have received heightened legislative, regulatory, and supervisory attention. Legislation and regulations on cybersecurity and data privacy, as well as related supervisory expectations, can compel us to enhance or modify our systems and infrastructure, invest in new systems and infrastructure, change our service providers, augment our scenario and vulnerability testing, and alter our business practices or our policies on security, data governance, and privacy. Any of these, in turn, can cause a significant increase in the complexity and costs of our operations and expose us to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, and a loss of client or investor confidence.

Truist Financial Corporation 27

The Company’s operating systems and infrastructure, as well as operational capabilities managed or supplied by third parties on whom we rely, could fail or be interrupted, compromised, or breached, which could disrupt the Company’s business and adversely impact the Company’s operations, financial condition, and prospects, as well as cause significant reputational damage and legal and financial exposure.

The potential for operational risk exposure exists throughout the Company’s business and, as a result of the Company’s interactions with and reliance on third parties, is not limited to the Company’s own internal operational functions. The Company’s operational and security systems, networks, and infrastructure, including computer systems and networks, data management and internal processes, as well as those of third parties, are integral to the Company’s performance. Truist relies on numerous third-party vendors and service providers to conduct aspects of its business operations and faces operational risks relating to them. Third-party cybersecurity incidents, such as system breakdowns or failures, misconduct by the employees of such parties, or cyberattacks, including ransomware, and supply-chain compromises, could affect their ability to deliver a product or service to the Company or result in lost or compromised information of the Company or its clients. Truist cannot be certain that it will receive timely notification of such cyberattacks or other security breaches or be able to exert any meaningful control or influence over how and when the breach is addressed. Like other large enterprises, Truist is subject to malicious cybersecurity risks and threats directed at its vendors, service providers, and other third parties. There is no guarantee that the measures the Company takes will provide absolute security or recoverability given that the techniques used in cyberattacks are complex and frequently change and are difficult to anticipate. Truist’s vendors, service providers, and other third parties may expose the Company to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems, networks, and infrastructure. For example, the Company’s ability to conduct business may be adversely affected by any significant disruptions to third parties with whom the Company interacts or relies upon.

Truist is heavily reliant on technology, and a failure to effectively anticipate, develop, and implement new technology could harm us.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those related to artificial intelligence. Truist has invested in technology to automate functions previously performed manually, to facilitate the ability of clients to engage in financial transactions and otherwise to enhance the client experience with respect to the Company’s products and services.

Truist expects to make additional investments in innovation and technology to address technological disruption in the industry and improve client offerings and service. These changes are designed to allow the Company to better serve the Company’s clients and to reduce costs. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented on time, within budget, or without negative financial, operational, or client impact and do not always perform as we or our clients expect. No assurance can be provided that initiatives in the future will be or will do so.

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

Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could be liable for significant damages for past infringement, substantial fees for continued use, and deprivation of access for limited or extended periods of time without the practical availability of an alternative.

The Company faces risks associated with the quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.

The Company’s financial and regulatory reporting, public disclosures, and key business decisions are reliant on the quality, availability, and retention of data, including personal information. While Truist has a data risk management control framework to mitigate the risks associated with such data while at rest, in motion, and in use, this framework cannot guarantee that we will effectively mitigate risk and limit negative impacts on our business and operations. A control failure, for example, may lead to data breaches, data loss, data misuse, and data integrity and quality risks. These failures may ultimately result in inaccuracies in financial and regulatory reports, inhibited management decision-making, financial loss, reputational risk, and regulatory compliance risk, including data privacy, data protection, and cybersecurity compliance risks. We also can experience enforcement and other supervisory actions, damage to our reputation, and private litigation.

28 Truist Financial Corporation

Other External Risks

Physical, transition, and other risks associated with climate change, together with governmental responses to them, may negatively impact our business, operations, reputation, and clients.

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

Transition risks, including changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or client requirements, could have an adverse impact on asset values and the financial performance of Truist’s businesses, and those of its clients. Climate change could also present incremental risks to the execution of the Company’s long-term strategy. While material impact from climate change is expected to occur over a longer time horizon, the acceleration of a transition to a low-carbon economy could present idiosyncratic risks for individual companies. Additionally, transitioning to a low-carbon economy will entail extensive policy, legal, technology, and market initiatives.

Governments are intensely focused on the effects of climate change and environmental issues, and how they act to mitigate related risks could have an adverse effect on our business and financial results. For example, the FRB has announced its development of a program of scenario analysis to evaluate the potential economic and financial risks posed by different climate outcomes, and this could have the effect of directly or indirectly compelling us to alter our businesses or operations in ways that would be detrimental to our results of operations and prospects. Such a program, moreover, could be followed by an incorporation of climate and related environmental risks into the FRB’s supervisory stress tests, which may negatively impact us and our future capital plans. Further, we may be compelled to change or cease some of our business or operational practices or to incur additional capital, compliance, and other costs because of climate- or environmental-driven changes in applicable law or supervisory expectations or due to related political, social, market, or similar pressure.

Additionally, the Company faces potential reputational risks as a result of its practices related to climate change, including as a result of the Company’s direct or indirect involvement in certain industries, as well as any decisions management makes in response to managing climate risk, especially as views on climate-related matters become subject to increased polarization. Further, there is increased scrutiny of climate change-related policies, goals, and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices, and related disclosures with respect to these matters.

As climate risk is interconnected with all key risk types, Truist continues to embed climate risk considerations into risk management strategies. Due to the level of uncertainty around the future path of climate change, the Company’s risk management strategies may not be effective in fully mitigating climate risk exposures.

The Company is at risk of increased losses from fraud.

Fraud attacks across the banking sector have significantly increased in recent years. Bad actors have industrialized the execution of fraud attacks with ever increasing sophistication and speed. Bad actors increasingly use sophisticated applications and techniques to perpetrate the fraud. In some cases, these individuals are associated with large criminal organizations that share tactics and strategies. Fraud schemes are wide ranging, including: counterfeit and forged checks; debit and credit card fraud; social engineering; ATM attacks through the use of skimmers to obtain client data; and phishing to obtain client account credentials. These schemes make use of a variety of products and services to steal funds, such as real-time payments, ACH, and wire transfers. Bad actors perpetuate fraudulent activity by impersonating real clients with stolen identities and account credentials, use other individuals, known as mules, to interact with Truist, or create new identities, referred to as synthetic identities. In some instances, the fraud is committed by existing clients.

Truist Financial Corporation 29

Natural disasters, pandemics, and other catastrophic events could adversely impact us.

The occurrence of natural disasters, extreme weather events, health crises, the occurrence or worsening of disease outbreaks or pandemics, such as COVID-19, or other catastrophic events, as well as government actions or other restrictions in connection with such events, could adversely affect the Company’s financial condition or results of operations. Truist has significant operations and clients along the Gulf and Atlantic coasts as well as other regions of the U.S., which could be adversely impacted by hurricanes, tornadoes and other severe weather in those areas. Truist and its clients could also be disrupted by the physical effects of climate change, which may become more frequent and severe. Natural and other types of disasters, including as a result of climate change, could have an adverse impact on Truist’s businesses in that such events could disrupt the Company’s operations or the ability or willingness of the Company’s clients to access the financial services offered by Truist, including adverse impacts on the Company’s borrowers to timely repay their loans and the value of any collateral held. These events could reduce the Company’s earnings and cause volatility in the Company’s financial results for any fiscal quarter or year and have an adverse effect on the Company’s financial condition and results of operations.

Although Truist has business continuity plans and other safeguards in place, the Company’s operations and communications may be adversely affected by natural disasters or other catastrophic events, and there can be no assurance that such business continuity plans will be effective.

An outbreak or escalation of hostilities between countries or within a country or region could have an adverse effect on the U.S. economy and on Truist’s business operations and key external parties.

Aggressive actions by hostile governments or groups, including armed conflict or intensified cyberattacks, could expand in unpredictable ways by drawing in other countries or escalating into full-scale war with potentially catastrophic consequences, particularly if one or more of the combatants possess nuclear weapons. Depending on the scope of the conflict, the hostilities could result in worldwide economic disruption, heightened volatility in financial markets, severe declines in asset values, disruption of global trade and supply chains, and diminished consumer, business and investor confidence. Any of the above consequences could have significant negative effects on the U.S. economy, and, as a result, Truist’s operations and earnings. Truist, its service providers, and participants in the financial system could also experience increasing levels and more aggressive cyberattacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.

Compliance Risks

Truist is subject to extensive and evolving government regulation and supervision, which could adversely affect our business, financial condition, results of operations, and prospects.

The banking and financial services industries are highly regulated. Truist is subject to supervision, regulation, and examination by regulators, including the FRB, FDIC, NCCOB, SEC, CFTC, CFPB, FINRA, MSRB, NFA, and various other federal and state regulatory agencies. The regulatory and supervisory framework applicable to banking organizations is intended primarily for the protection of depositors and other clients, the DIF, the broader economy, and the stability of the U.S. financial system, rather than for the protection of shareholders and non-deposit creditors. In addition to banking laws and regulations, Truist is subject to various other laws and regulations, all of which directly or indirectly affect the operations and management of Truist and its ability to make distributions to shareholders. Truist is also subject to heightened requirements under the enhanced prudential standards and expects increased supervisory scrutiny, including, for example, single counterparty credit limits, heightened expectations with respect to governance, risk management and internal controls and additional capital and liquidity requirements. Reform of the financial services industry resulting from the Dodd-Frank Act, including the EGRRCPA and other legislative and regulatory changes, affect the Company’s operations.

These compliance risks relate to a wide variety of laws, rules, and regulations varying across Truist’s lines of business, corporate functions, and jurisdictions, and include risks related to financial products and services, relationships and interactions with clients, and teammate activities. Compliance risks include those associated with anti-money laundering compliance, trading activities, market conduct, and the laws, rules, and regulations related to the offering of products and services across jurisdictional borders. Compliance risk is also inherent in Truist’s fiduciary activities, including the failure to exercise the applicable standard of care to act in the best interest of fiduciary clients or to treat fiduciary clients fairly.

These laws and regulations and Truist’s inability to act in certain instances without receiving prior regulatory approval affect Truist’s lending practices, capital structure, investment practices, dividend policy, ability to repurchase common stock and ability to pursue strategic acquisitions, among other activities. Changes to statutes, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect Truist in substantial and unpredictable ways. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, higher compliance expenses, and limitations on the Company’s activities that could have an adverse effect on operations or profitability.
30 Truist Financial Corporation

Truist has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities beyond banking, including securities, advisory, insurance, and merchant-banking activities. Truist and Truist Bank are subject to ongoing requirements for Truist to qualify as an FHC. If a BHC or any of its insured depository institutions were found not to be well capitalized or well managed, as defined under applicable law, the BHC can be restricted from engaging in the broader range of financial and related activities permitted for FHCs, including the ability to acquire companies engaged in those activities, and can be required to discontinue these activities or even divest any of its insured depository institutions. In addition, if an insured-depository-institution subsidiary of a BHC were to fail to achieve a satisfactory or better rating under the CRA, the ability of the BHC to expand its financial and related activities or make acquisitions could be restricted.

Financial regulators’ prudential and supervisory authority gives them broad power and discretion to direct Truist’s actions, and they have assumed an active oversight, examination, and enforcement role across the financial services industry on both the federal and state levels. Areas of focus in the recent past have been with respect to climate, deposits, interest-rate risk management, commercial real estate, risk governance and controls, capital, liquidity, long-term debt requirements, mortgage-related practices, auto lending practices, complaints management, sales practices and related incentive compensation programs, data privacy, data protection, cybersecurity, fair banking, overdraft and other fees, retention and recordkeeping of electronic communications, and other compliance matters.

Truist continues to be subject to examinations and ongoing monitoring to assess compliance with BSA/AML and OFAC laws and regulations. These laws and regulations are designed to protect the financial system, consumers and financial institutions from bad actors and illicit activities by requiring financial institutions to develop and implement BSA/AML programs designed to deter and when possible detect and prevent the use of the financial system to facilitate the funding of criminal activities. In addition, Truist is also prohibited from engaging in financial transactions with certain individuals, entities, and countries under programs administered by the OFAC of the U.S. Treasury. Additionally, actual or alleged misconduct by teammates, including unethical, fraudulent, improper, or illegal conduct, or unfair, deceptive, abusive, or discriminatory practices, can result in litigation, or government investigations and enforcement actions, and cause significant reputational harm to Truist, even if allegations are ultimately unsubstantiated.

The Company and other large financial institutions have become subject to increased scrutiny, more intense supervision and regulation, and more supervisory findings and actions, with increased operational costs, as well as impacts on geographic expansion and acquisitions, which we expect to continue. The financial services industry also continues to face a stricter and more aggressive enforcement of laws at federal, state, and local levels—particularly in connection with business and other practices that may harm or appear to harm consumers or affect the financial system more broadly. Financial institutions often are less inclined to litigate with governmental authorities because of the regulatory and supervisory framework. Truist expects that its businesses will remain subject to extensive regulation and supervision. Any potential new regulations or modifications to existing regulations would likely necessitate changes to Truist’s existing regulatory compliance and risk management infrastructure.

Our regulatory and supervisory environments, whether at federal, state, or local levels, are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. Truist could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted, or contemplated in the U.S. or abroad, including policies and rulemaking related to the Dodd-Frank Act, limits on acquisitions, more stringent capital and liquidity requirements, policies and rulemaking related to emerging technologies, cybersecurity and data, and climate risk management and ESG governance and reporting, including emissions and sustainability disclosure. In addition, concerns over climate change may prompt changes in regulations that, in turn, could have an adverse impact on asset values and the financial performance of Truist’s businesses and its clients. The cumulative effect of such legislation and regulations on Truist’s business, operations, and profitability cannot be accurately predicted. Such regulatory changes may reduce Truist’s revenues, limit the types of financial services and products it may offer, alter the investments it makes, affect the manner in which it operates its businesses, increase its litigation and regulatory costs and increase the ability of non-banks to offer competing financial services and products. Further, our noncompliance with applicable laws, whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise and, in some cases, regardless of whether noncompliance was inadvertent, can result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.

Truist also relies upon third parties who may expose the Company to compliance and legal risk. New or existing legal requirements also could heighten the reputational impact of perceived misuses of client data by the Company and third parties. See additional disclosures in the “Regulatory Considerations” section in Item 1 “Business.”

Truist Financial Corporation 31

Regulatory capital and liquidity standards and future revisions to them may negatively impact our business and financial results.

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

Requirements to maintain specified levels of capital and liquidity and regulatory expectations as to the quality of the Company’s capital and liquidity may prevent the Company from taking advantage of opportunities in the best interest of shareholders or force the Company to take actions contrary to their interests. For example, Truist may be limited in its ability to pay or increase dividends or otherwise return capital to shareholders. In addition, these requirements may impact the amount and type of loans the Company is able to make. Truist may be constrained in its ability to expand, either organically or through mergers and acquisitions. These requirements may cause the Company to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets’ underlying risks. In addition, liquidity standards require the Company to maintain holdings of highly liquid investments, thereby reducing the Company’s ability to invest in less liquid assets, even if more desirable from a balance sheet return or interest rate risk management perspective. As a Category III banking organization, Truist is subject to additional capital and liquidity requirements. For example, Truist is subject to a requirement to submit capital plans to the Federal Reserve for review that include, among other things, projected dividend payments and repurchases of capital stock. As part of the capital planning and stress testing processes, our capital actions are assessed against our ability to satisfy applicable capital requirements in the event of a stressed market environment. If we fail to satisfy applicable capital requirements, including the SCB, our ability to undertake capital actions may be restricted.

The liquidity standards applicable to large U.S. banking organizations have been supplemented in recent years. The NSFR rule, which is designed to ensure that banking organizations maintain a stable funding profile in relation to their asset composition and off-balance sheet activities, became effective on July 1, 2021. Public disclosure of the NSFR began in 2023.

In addition to the regulatory capital and liquidity requirements applicable to Truist and Truist Bank, the Company’s broker-dealer subsidiaries are subject to capital requirements established by the SEC.

Regulatory capital and liquidity requirements receive periodic review and revision by the BCBS and the U.S. banking agencies. Proposed changes to applicable capital and liquidity requirements, such as the Basel III proposal and the long-term debt proposal, could result in increased expenses or cost of funding, which could negatively affect our financial results or our ability to pay dividends and engage in share repurchases. For more information concerning our legal and regulatory obligations with respect to Basel III and long-term debt requirements, please see “Regulatory Considerations” in Item 1 “Business.”

Truist is subject to risks related to originating and selling loans, including repurchase and indemnification obligations.

When loans are sold or securitized, it is customary to make representations and warranties to the purchaser about the loans, including the manner in which they were originated. These agreements generally require the repurchase of loans or indemnification in the event of a breach of these representations or warranties. An increase in the number of repurchase and indemnity demands from purchasers related to representations and warranties on sold loans could result in an increase in the amount of losses for loan repurchases. Truist also bears a risk of loss from borrower defaults for multi-family commercial mortgage loans sold to FNMA.

In addition to repurchase claims from GSEs, Truist could be subject to indemnification claims from non-GSE purchasers of the Company’s mortgage loans. Claims could be made if the loans sold fail to conform to statements about their quality, the manner in which the loans were originated and underwritten or their compliance with state and federal law.

Additional factors affecting the extent to which we may securitize loans and receivables in the future include the overall credit quality of our loans and receivables, the costs of securitizing our loans and receivables, the demand for consumer asset-backed securities and the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally.

32 Truist Financial Corporation

Truist faces risks as a servicer of loans.

The Company acts as servicer for a range of assets and products and primarily for loans in securitizations and unsecuritized loans owned by investors. As servicer for loans, the Company has certain contractual obligations to the securitization trusts, investors, or other third parties. As a servicer, Truist’s obligations include foreclosing on defaulted loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. Generally, the Company’s servicing obligations are set by contract, for which the Company receives a contractual fee. However, GSEs can amend their servicing guidelines unilaterally for certain government guaranteed mortgages, which can increase the scope or costs of the services required without any corresponding increase in the Company’s servicing fee. Further, the CFPB has implemented national servicing standards, which have increased the scope and cost of services that the Company is required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of the Company’s servicing obligations. As a servicer, the Company also advances expenses on behalf of investors, which it may be unable to collect.

A material breach of the Company’s obligations as servicer may result in contract termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing the Company to lose servicing income. In addition, the Company may be required to indemnify the securitization trustee against losses from any failure by the Company, as a servicer, to perform the Company’s servicing obligations or any act or omission on the Company’s part that involves willful misfeasance, bad faith, or gross negligence. For certain investors and certain transactions, Truist may be contractually obligated to repurchase a loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. The Company may be subject to increased repurchase obligations as a result of claims made that the Company did not satisfy its obligations as a servicer. The Company may also experience increased loss severity on repurchases, which may require a material increase to the Company’s repurchase reserve.

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

Truist faces substantial risks in safeguarding personal and other sensitive information.

Truist’s businesses are subject to complex and evolving laws, rules, and regulations governing data privacy, data protection, and cybersecurity, particularly with respect to the privacy and protection of personal information of individuals. Individuals whose personal information may be protected by law can include the Company’s clients (and in some cases its clients’ clients), prospective clients, job applicants, teammates, and the employees of the Company’s vendors, and other third parties. Complying with the laws, rules, and regulations applicable to the Company’s disclosure, collection, use, sharing, storage, and other processing of personal information can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by the Company or a third-party affiliated with the Company could expose the Company to litigation or regulatory fines, penalties, or other sanctions.

Additional risks could arise from the failure of the Company or third parties to provide adequate disclosure or transparency to the Company’s clients about the personal information collected from them and the use of such information; to receive, document, and honor the privacy preferences expressed by the Company’s clients; to protect personal information from unauthorized disclosure; or to maintain proper training on data privacy, data protection, or cybersecurity practices for all teammates or third parties who have access to personal information. Concerns regarding the effectiveness of Truist’s measures to safeguard personal information, or even the perception that those measures are inadequate, could cause Truist to lose existing or potential clients, and thereby reduce Truist’s revenues. Furthermore, any failure or perceived failure by the Company to comply with applicable data privacy, data protection, or cybersecurity laws, rules, or regulations may subject it to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties, or other sanctions. Any of these could damage Truist’s reputation and otherwise adversely affect its businesses.

Truist Financial Corporation 33

In recent years, well-publicized incidents involving the inappropriate disclosure, collection, use, sharing, storage, and other processing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information by companies. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the disclosure, collection, use, sharing, storage, and other processing of personal information. Truist will likely be subject to new and evolving data privacy, data protection, and cybersecurity laws, rules and regulations in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines, and enforcement actions. These types of laws, rules and regulations could prohibit or significantly restrict financial services firms such as Truist from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict Truist’s use of personal information when developing or offering products or services to clients. These restrictions could also inhibit Truist’s development or marketing of certain products or services or increase the costs of offering them to clients.

For more information concerning our legal and regulatory obligations with respect to data privacy, data protection, and cybersecurity, please see “Privacy, Data Protection, and Cybersecurity” in Item 1 “Business.”

Differences in regulation and supervision can affect the Company’s ability to compete effectively.

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

The Company can face risks of non-compliance and incur additional operational and compliance costs under laws relating to anti-money laundering, economic sanctions, embargo programs, and anti-corruption.

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

Regulatory and Legal Risks

The Company may incur damages, fines, penalties, and other negative consequences from past, current, or future regulatory or other legal violations, including inadvertent or unintentional violations.

Truist maintains systems and procedures designed to ensure that it complies with applicable laws and regulations, but there can be no assurance that these will be effective. In addition to fines and penalties, the Company may suffer other negative consequences from regulatory violations including restrictions on certain activities and damage to the Company’s reputation, which in turn might adversely affect the Company’s business and results of operations.

Federal and state law grants substantial enforcement powers to federal and state banking regulators and law enforcement agencies. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; and to initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Any future enforcement action could have an adverse impact. In addition, governmental authorities have, at times, sought criminal penalties against companies in the financial services sector for violations, and, at times, have required an admission of wrongdoing, criminal pleas or other extraordinary terms from financial institutions in connection with resolving such matters. Criminal convictions or criminal pleas or admissions of wrongdoing in a settlement with the government can lead to greater exposure in civil litigation, reputational harm, and other significant collateral consequences such as restrictions on engaging in new activities or acquisitions, loss of clients, restrictions on the ability to access the capital markets and the inability to operate certain businesses or offer certain products for a period of time.

Failures to comply with law, regulatory requirements, or supervisory expectations expose the Company to fines, regulatory penalties, significant remediation actions and other costs, reputational damage, civil litigation, restrictions on returning capital to shareholders through share repurchases or dividends, constraints on existing activities, and regulatory or enforcement actions which, in turn, frequently result in limitations on engaging in new activities, expanding geographically, or pursuing acquisitions or other growth opportunities and lead to higher operational and compliance costs. Violations of laws and regulations or deemed deficiencies in risk management, consumer compliance, or other practices also may be incorporated into Truist’s confidential supervisory ratings with associated adverse effects.
34 Truist Financial Corporation

Federal law grants substantial enforcement powers to federal financial institution regulators, OFAC and the U.S. Department of Justice, among other government agencies with respect to AML and OFAC laws and regulations. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or prohibition orders; and to initiate injunctive actions against financial institutions and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations or unsafe and unsound practices.

Pending or threatened legal proceedings and other matters may adversely affect the Company’s business, financial condition, results of operations, and reputation.

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

The outcome of any such legal proceedings, as well as the timing of any ultimate resolutions, may be difficult to predict or estimate. Actual legal and other costs arising from claims and legal actions may be greater than the Company’s legal accruals. Further, the Company may not have accruals for all legal proceedings where we face a risk of loss. The ultimate resolution of a pending legal proceeding or significant regulatory or government action against the Company could adversely affect the Company’s results of operations and financial condition or cause significant reputational harm, which may adversely impact the Company’s business prospects. Further, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company’s results of operations and financial condition. Refer to the Legal Proceedings and Other Matters section in “Note 16. Commitments and Contingencies” for additional information.

Strategic Risks

Ineffective execution of strategic initiatives could adversely affect investor sentiment and our business and financial results.

There is no guarantee that our strategic initiatives, including our current initiatives to streamline and simplify our business, reduce expenses, as well as, to increase digitization, will ultimately be successful. Our execution of strategic initiatives may be impacted by internal factors, such as maintaining a level of earnings appropriate to support growth objectives, the ability to maintain dividends in various economic cycles, or the successful delivery of innovative and technology strategies. In addition, our execution of our strategies may be impacted by our response to external factors, including geopolitical, macroeconomic, social, cultural, competitive, and regulatory factors. To the extent we are impeded or unable to execute effective strategic initiatives, our prospects for growth, earnings, capital levels, and stock price as well as stakeholder confidence in Truist could be adversely affected.
Truist Financial Corporation 35

Competition may reduce Truist’s client base or cause Truist to modify the pricing or other terms for products and services, which could have an adverse impact on our business and financial results.

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

The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality, artificial intelligence, and cryptocurrencies, could require the Company to make substantial investments to modify or adapt the Company’s existing products and services or even radically alter the way Truist conducts business. These and other capital investments in the Company’s business may not produce expected growth in earnings anticipated at the time of the expenditure.

Acquisitions, mergers, and divestitures introduce a broad range of anticipated and unanticipated risks, including unforeseen or negative consequences from supervisory or regulatory action that may limit Truist’s ability to pursue and complete them.

We may from time to time seek to acquire other financial-services companies or businesses. Acquisitions involve numerous risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower than expected performance, higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, adverse market or other reactions, changes in relationships with clients or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes. An acquisition also could be dilutive to our existing shareholders if we were to issue common stock to fully or partially pay or fund the purchase price. We, moreover, may not be successful in identifying appropriate acquisition candidates, integrating acquired companies or businesses, or realizing expected value from acquisitions. There is significant competition for valuable acquisition targets, and we may not be able to acquire other companies or businesses on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions.

The Company must satisfy a number of meaningful conditions before completing an acquisition of another bank or BHC, including federal and state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition; financial condition and future prospects, including current and projected capital ratios and levels; the competence, experience and integrity of management; the supervisory relationship; record of compliance with laws and regulations; the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA; the effectiveness of the acquiring institution in combating money laundering activities; and public comments from various stakeholders. In addition, U.S. regulators must take systemic risk to the U.S. financial system into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like Truist. There is no certainty as to when or if or on what terms and conditions, any required regulatory approvals will be granted for any potential acquisition. In specific cases, Truist may be required to sell banks or branches or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent the Company from completing an announced acquisition. There has been increased scrutiny of bank and financial institution acquisitions from regulators and government entities in recent years. Refer to the “Acquisitions” section within Item 1 “Business” for additional discussion.

36 Truist Financial Corporation

In addition, we may decide to divest certain businesses or assets. For example, we entered into an equity interest purchase agreement for the sale of our remaining equity interests in TIH on February 20, 2024. Purchases or divestitures of businesses involve a number of risks, including significant costs and expenses, and any divestiture we undertake could adversely affect our business, financial condition, results of operations and cash flows. Divestitures may involve significant uncertainty and execution complexity, which may cause us not to achieve our strategic objectives, realize expected cost savings, or obtain other benefits from the divestiture. The significant risks and uncertainties involved in divestitures may include:

•the inability to sell such businesses or assets on satisfactory price and terms and in a timely manner, including potentially long and costly sales processes and unsuccessful attempts by a buyer to receive required regulatory approvals, satisfy other conditions to closing, or obtain equity or debt financing in order to satisfy its payment obligations related to the transaction,
•disruption to other parts of our business and distraction of management,
•loss of key teammates or clients,
•exposure to contingencies, including, among other things, those arising from representations and warranties made to a buyer regarding the businesses being sold, or
•ongoing obligations to support the businesses following such divestitures, including through transition services arrangements, and other adverse financial impacts.

Whether such divestitures are completed or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations and diverting the attention of our workforce and management team. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business. In the event of a termination of a divestiture transaction before it is consummated, the payment of a termination fee may not fully compensate us for our losses.

Truist has businesses other than banking that are subject to a variety of risks.

Truist is a diversified financial services company. This diversity subjects the Company’s earnings to a broader variety of risks and uncertainties. Other businesses in addition to banking that the Company operates include insurance brokerage, investment banking, securities underwriting and market making, loan syndications, investment management and advice and retail and wholesale brokerage services offered through the Company’s subsidiaries. These businesses entail significant market, operational, credit, compliance, technology, legal and other risks that could adversely impact the Company’s results of operations.

Reputational Risks

Negative public opinion, whether real or perceived, or our failure to successfully manage it could damage the Company’s reputation and adversely impact our business, financial condition, results of operations, and prospects.

Truist’s earnings, capital, and stock price are subject to risks associated with negative public opinion. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending, sales and other operating practices, corporate governance, acquisitions, a breach of client or teammate information, the failure of any product or service sold to meet clients’ expectations or applicable regulatory requirements. In addition, the public perception that a cyberattack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with clients and third parties with whom the Company does business. The compromise of personal information, in particular, could result in identity theft and cause serious reputational harm. Any cybersecurity breaches, attacks and other similar incidents could significantly harm Truist’s reputation, which could adversely affect the Company’s financial condition and results of operation.

Negative public opinion could also result from increased polarization of environmental and social considerations that may affect Truist and clients of Truist. The proliferation of social media may increase the likelihood that negative public opinion from any of the real or perceived events discussed above could impact our reputation and business. Negative public opinion could adversely affect the Company’s ability to attract and retain clients and teammates and can result in litigation and regulatory actions. Actual or alleged conduct by one of the Company’s businesses can result in negative public opinion about the Company’s other businesses. Actual or alleged conduct by another financial services company can result in negative public opinion about the financial services industry in general and, as a result, adversely affect Truist.

Our efforts to identify, measure and monitor reputational risk and communicate, internally and externally, such risks to key stakeholders, may be ineffective, untimely, or otherwise result in adverse effects on the Company.

Truist Financial Corporation 37

Truist may face reputational risks arising out of Truist’s sales, training, incentive compensation or business practices, products or services, or other activities of its teammates, representatives, or business partners.

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

Talent Management Risks

Truist depends on the experience and expertise of key teammates. If these individuals were to leave or change their roles without effective replacements, our business and operations may suffer.

The Company’s success depends, to a large degree, on the continued services of executive officers and other key teammates who have extensive experience in the industry. The Company’s business could be adversely impacted from the loss of key persons or failure to manage a smooth transition to new teammates.

We could be harmed by an inability to attract, develop, retain, and motivate qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions.

The Company’s success depends upon the ability to attract, develop, and retain high performing, diverse and well-qualified teammates. The Company faces significant competition in the recruitment of highly motivated teammates who can deliver Truist’s purpose, mission, and values. Changes in employee preferences for work environments, in particular the desire of teammates to work remotely for many or all of their hours, may impact our ability to attract and retain qualified teammates in those areas of our operations that require a concentration of onsite personnel (e.g., call centers). The Company’s ability to execute its business strategy and provide high quality service may suffer if the Company is unable to recruit, develop, or retain a sufficient number of qualified teammates or if the costs of employee compensation or benefits increase substantially. The U.S. banking agencies have jointly issued comprehensive guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging teammates to take imprudent risks. This guidance significantly affects the amount, form, and context of incentive compensation that may be provided to teammates and could negatively affect Truist’s ability to compete for talent relative to non-banking companies. The SEC finalized its incentive compensation clawback rule which may result in additional costs and restrictions on the form of the Company’s incentive compensation.

The Company’s operations rely on its ability, and the ability of key external parties, to maintain appropriately staffed workforces and on the competence, trustworthiness, health, and safety of employees.

Truist’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients, and to maintain an effective risk management framework is highly dependent on its ability to staff its operations appropriately and on the competence, integrity, health, and safety of its teammates. Truist is similarly dependent on the workforces of other parties on which its operations rely, including vendors and other service providers. Truist’s businesses could be adversely affected by the ineffective implementation of business decisions; any failure to institute controls that appropriately address risks associated with business activities; or to appropriately train teammates with respect to those risks and controls; or staffing shortages, particularly in tight labor markets. Changes in law or regulation in jurisdictions in which our operations are located that affect employees may also adversely affect our ability to hire, develop, and retain qualified teammates in those jurisdictions. In addition, the Company’s business could be adversely impacted by a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or other negative outcomes caused by human error or misconduct by a teammate of Truist or an employee of another party on which Truist’s operations depend. Truist’s operations could also be impaired if the measures taken by it or by governmental authorities to help ensure the health and safety of its teammates are ineffective, or if any external party on which Truist relies fails to take appropriate and effective actions to protect the health and safety of its employees.

Risks Related to Estimates and Assumptions

Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.

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

38 Truist Financial Corporation

Poorly designed, implemented, or incorrectly used models present the risk that certain Truist business decisions may be adversely affected by inappropriate model output. In addition, models based on historical data may degrade over time due to limited historical patterns, extreme or unanticipated market movements or client behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events). Also, information Truist provides to the public or to its regulators based on poorly designed, implemented, or incorrectly used models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions to Truist’s shareholders, could be adversely affected due to the perception of insufficient model quality or incorrect model use.

We use estimates and assumptions in determining the value or amount of many of our assets and liabilities, and our business, financial condition, results of operations, and prospects could be adversely affected if these prove to be incorrect.

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

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. Based on the Company’s annual impairment test of goodwill, it was determined for the CB&W and C&CB reporting units that the respective reporting units’ carrying value was in excess of its respective fair value as of October 1, 2023, resulting in a $6.1 billion non-cash, non-tax-deductible goodwill impairment charge for the year ended December 31, 2023. Future adverse changes in economic conditions or expected financial performance may cause the fair value of a reporting unit to be below its carrying amount, resulting in an additional goodwill impairment charge. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to the Company’s market capitalization over a reasonable period of time. While this comparison provides some relative market information about the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in the Company’s market capitalization could be an indication of potential goodwill impairment. Refer to the “Critical Accounting Policies” section for additional details related to the Company’s intangible assets and goodwill.

Truist Financial Corporation 39

Operational Risks

Truist relies extensively on other companies to provide key components of the Company’s business infrastructure, and their failure to perform to our standards or other issues of concern with them could harm us.

Third parties provide key components of the Company’s business infrastructure, such as banking services, data processing, business processes, internet connections, and network access. While we have implemented a supplier risk management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Our contracts with service providers, moreover, may not require or sufficiently incent them to perform at levels and in ways that we would choose to act on our own. Despite our supplier-risk-management program, service providers have not always met our requirements and expectations, and no assurance can be provided that in the future they will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, including cybersecurity, remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. Disruption in services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the Company’s ability to deliver products and services to clients, to support teammates and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect the Company’s business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, in some instances, the Company may be responsible for failures of such third parties to comply with government regulations. We may need to incur substantial expenses to address issues with a service provider, and if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results.

The Company is not insured against all types of losses as a result of third-party failures, and the insurance coverage that does exist may be inadequate to protect the Company from all losses resulting from system failures or other disruptions. Failures in the Company’s business infrastructure could interrupt its operations or increase the costs of doing business.

The Company’s framework for managing risks and mitigating losses may not be effective.

The Company’s risk management framework seeks to mitigate risk and loss. Truist has established policies, processes, and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which the Company is subject, including liquidity, credit, market, operational, technology, reputational, strategic, and compliance risk, among others. We continuously improve the risk-management framework in response to internal reviews and assessments, evolving industry practices, and changes in business and regulatory expectations. Even with these improvements, however, the framework cannot guarantee that we will effectively mitigate risk and limit losses in our business and operations. For example, the Company’s risk management measures may not be fully effective in identifying and mitigating the Company’s risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the frameworks for assessing risk are properly designed and implemented. Some of the Company’s methods of managing risk are based upon the Company’s use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. If the Company’s risk management framework proves ineffective, it could suffer unexpected losses and could be adversely affected.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, Truist depends on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, Truist relies on the completeness and accuracy of representations made by and information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. If the information provided is not accurate or complete, the Company’s decisions about extending credit or entering into other transactions with clients or counterparties could be adversely affected, and the Company could suffer defaults, credit losses or other negative consequences as a result.

40 Truist Financial Corporation

Truist can be negatively affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services, and delivery platforms.

When Truist launches a new product or service, introduces a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquires or invests in a business or makes changes to an existing product, service or delivery platform, it may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish Truist’s ability to operate one or more of its businesses or result in potential liability to clients and counterparties, and result in increased operating expenses. The Company could also experience higher litigation costs, including regulatory fines, penalties and other sanctions, reputational damage, impairment of Truist’s liquidity, regulatory intervention, or weaker competitive standing. Any of the foregoing consequences could and adversely affect Truist’s businesses and results of operations.

Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.

The Company must comply with enhanced regulatory and other standards associated with doing business with vendors and other service providers, including standards relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. Truist incurs significant costs and expenses in connection with its initiatives to address the risks associated with oversight of its internal and external service providers. Truist’s failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could adversely affect Truist. Specifically, any such failure could result in: potential harm to clients, and any liability associated with that harm; regulatory fines, penalties or other sanctions; lower revenues, and the opportunity cost from lost revenues; increased operational costs, or harm to Truist’s reputation.

ITEM 1C. CYBERSECURITY

Refer to the Risk Management section of MD&A for a discussion of cybersecurity risk, which is incorporated by reference into this item.

ITEM 2. PROPERTIES

Truist owns its headquarters building at 214 North Tryon Street, Charlotte, NC, 28202. Truist owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic United States. Truist owns or leases retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic United States. See Table 2 for a list of Truist’s branches by state. Truist also operates numerous insurance agencies and other businesses that occupy facilities throughout the U.S. and Canada. Management believes that these premises, in the aggregate, are well-located and suitably equipped to serve as financial services facilities. See “Note 6. Premises and Equipment” for additional disclosures.

Truist Financial Corporation 41

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Truist’s common stock is traded on the NYSE under the symbol “TFC.” As of December 31, 2023, Truist’s common stock was held by 77,243 registered shareholders.

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

Management’s target common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) is between 30% and 50% during normal economic conditions. Truist paid $2.8 billion, $2.7 billion, and $2.5 billion in common stock dividends during 2023, 2022, and 2021, respectively. Truist expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates on or about the first of March, June, September, and December. A discussion of dividend restrictions is included in “Note 17. Regulatory Requirements and Other Restrictions” and in the “Regulatory Considerations” section.

Share Repurchases

Truist has periodically repurchased shares of its own common stock and expects to periodically repurchase shares in the future under publicly announced repurchase plans. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase and are therefore available for future issuances. Repurchases may be effected through open market purchases, privately negotiated transactions, trading plans established in accordance with SEC rules, or other means. The timing and exact amount of repurchases are subject to various factors, including the Company’s capital position, liquidity, accounting and regulatory considerations, including any restrictions that may be imposed by the FRB, financial and operational performance, alternative uses of capital, stock trading price and general market conditions, and may be modified, extended, discontinued, or resumed at any time. In addition to shares purchased under publicly announced repurchase plans, Truist repurchased shares in connection with the exercise of equity-based awards under equity-based compensation plans. Truist did not have any share repurchases for 2023 and repurchased $250 million and $1.6 billion in common stock in 2022 and 2021, respectively, pursuant to publicly announced repurchase plans.

The following table provides additional information on share repurchases as part of publicly announced plans and shares exchanged or surrendered in connection with the exercise of equity-based awards:

Table 5: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans
October 1, 2023 to October 31, 2023	11	$27.91	—	$—
November 1, 2023 to November 30, 2023	—	31.96	—	—
December 1, 2023 to December 31, 2023	—	—	—	—
Total	11	27.93	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.

42 Truist Financial Corporation

Preferred Stock

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

Equity Compensation Plan Information

The following table provides information about equity-based awards as of December 31, 2023:

Table 6: Equity Compensation Plan Information
Plan Category	(a)(1)(2) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(3) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	14,230,638	$35.02	34,044,469
Not approved by security holders	4,650,256	33.57	—
Total	18,880,894	$34.94	34,044,469
(1)Includes 13,818,321 RSUs and PSUs in plans approved by security holders.
(2)Plans not approved by security holders consist of 21,821 options outstanding with a weighted average exercise price of $33.57 and 4,628,435 RSUs for plans that were assumed in mergers and acquisitions and issued prior to shareholder approval of the Truist Financial Corporation 2022 Incentive Plan.
(3)Excludes RSUs and PSUs because they do not have an exercise price.

Truist Financial Corporation 43

Five-Year Common Stock Performance

The following graph and table compare the cumulative total shareholder return of the Company’s common stock, the S&P 500 Index, and the KBW Nasdaq Bank Index for the five-year period ended December 31, 2023. The Company is a component of both indexes. The graph and table assume an initial investment of $100 was made on December 31, 2018 in each of the Company’s common stock and the two indexes, as well as reinvestment of all dividends without commissions.

Cumulative Total Shareholder Return
$225
$200
$175
$150
$125
$100
$75
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Truist Financial Corporation
S&P 500 Index
KBW Nasdaq Bank Index

Table 7: Cumulative Total Shareholder Return
	Invested	Cumulative Total Return
As of / Through December 31,	2018	2019	2020	2021	2022	2023
Truist Financial Corporation	$100.00	$134.52	$119.55	$150.72	$115.28	$105.45
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
KBW Nasdaq Bank Index	100.00	136.12	122.09	168.90	132.76	131.58

44 Truist Financial Corporation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-K, and other information contained in this document. For discussion of 2022 results as compared to 2021 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2022.

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A-Risk Factors of this report.

Executive Overview

Underlying results were positive for 2023 despite economic uncertainty stemming from bank failures in the first half of 2023. Truist withstood the market stress by leaning on its strong core deposit base, ample liquidity, and diverse revenue streams across multiple businesses. Results for 2023 included several discrete items, including a non-cash goodwill impairment charge that has no impact on our regulatory capital ratios, liquidity, ability to pay the common dividend, or service our clients.

We grew the number of new consumer and business checking accounts, experienced another strong year of growth in our insurance business, gained share in capital markets, and deepened our relationships with clients through Integrated Relationship Management, Business Lifecycle Advisory, and digital channels.

We also committed nearly $2.1 billion to support more than 15,000 units of affordable housing through Truist Community Capital, which helped create more than 15,000 jobs, and serve more than 130,000 people in low- and moderate-income communities in 2023. Teammates impacted 5,300 organizations and causes through their charitable giving and more than 62,000 hours of volunteer service. In addition, we started a Small Business Community Heroes initiative which empowers our branch teammates to proactively connect via caring conversations with small business owners who work tirelessly to serve our neighbors, create jobs, build our communities, and help drive our economy.

In addition, we unveiled an organizational simplification and cost savings plan in September 2023 aimed at limiting expenses in 2024 and beyond and simplifying our organization to gain efficiencies that will improve the client experience. Our transformation is centered on improving efficiency as an organization and realigning certain aspects of our leadership and operating model within our operating segments to increase efficiency and drive revenue opportunities. We made strong progress on our plan in the second half of 2023 as evidenced by a reduction in our headcount and the consolidation of several key business lines.

We accomplished all of this in 2023, while also strengthening our balance sheet. We added 110 basis points of CET1 to finish the year with a CET1 ratio of 10.1% through a combination of organic capital generation and the minority stake sale in our insurance business, partially offset by the CECL phase in. Although we are committed to building capital, our balance sheet remains open to core clients as our primary capital priorities are supporting the financial needs of new and existing clients and the payment of our common dividend. Asset quality continues to normalize, but remains in-line relative to our expectations and allowance coverage ratios.

On October 2, 2023, Truist announced changes to its Board of Directors. On December 31, 2023, directors Kelly S. King, Nido R. Qubein, David M. Ratcliffe and Thomas N. Thompson retired due to these directors reaching Truist’s mandatory retirement age. In addition, Board members Anna R. Cablik, Paul D. Donahue, Easter A. Maynard and Frank P. Scruggs, Jr. decided to conclude their service as directors effective as of December 31, 2023. The Board and Truist’s management express their deep appreciation to these directors for their dedicated service and many significant contributions to Truist.

Effective January 2024, several business activities were realigned within the segments. First, the CB&W segment was renamed Consumer and Small Business Banking and the C&CB segment was renamed Wholesale Banking. Second, the Wealth business was repositioned into a component of the Wholesale Banking segment from the CB&W segment. Third, certain small business banking functions were repositioned into a component of the Consumer and Small Business Banking segment from the C&CB segment.

Truist Financial Corporation 45

On February 20, 2024, the Company entered into an agreement to sell the remaining 80% stake of the common equity in TIH to an investor group led by Stone Point Capital LLC for a purchase price that implies an enterprise value for TIH of $15.5 billion, and is expected to result in cash proceeds to Truist of approximately $10.1 billion after-tax, reflecting certain closing adjustments for cash, debt and debt-like items, including the settlement of certain previously granted TIH awards, working capital, transaction expenses and an investor return amount associated with the originally sold 20% stake. The transaction improves Truist’s relative capital position and allows Truist to maintain strategic flexibility. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions and regulatory approvals. Upon closing, the transaction will result in a full deconsolidation of the TIH subsidiary from Truist, and an expected gain equal to the excess of after-tax cash proceeds over Truist’s approximate $5.4 billion investment in its TIH subsidiary.

Key Areas of Focus

Truist’s business is dynamic and complex. Consequently, management annually evaluates and, as necessary, adjusts the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. Achieving key strategic objectives and long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the following are the key areas of focus most likely to impact Truist’s near to medium term performance:

•Completing our transformation into a simpler, more efficient, and client-centric organization with leading financial results;
•Leveraging our existing platforms and increasing our efficiencies to gain market share;
•Focusing on integrated relationship management to deepen relationships with core clients, improve client experiences, and deliver the bank as One Team;
•Digitizing the enterprise through our “T3 strategy” to create a world-class client experience and streamline, simplify, and automate processes and operations; and
•Building capital and maintaining strong risk controls and asset quality metrics.

In addition, certain challenges and unforeseen events could have a near term impact on Truist’s financial condition and results of operations. See the sections titled “Forward-Looking Statements” and “Risk Factors” for additional examples of such challenges.

Financial Results

Net loss to common shareholders totaled $1.5 billion, or $1.09 per share, for 2023, compared to net income available to common shareholders of $5.9 billion, or $4.43 per share, from the prior year.

•Results for 2023 included a non-cash goodwill impairment charge of $6.1 billion ($4.56 per share) which has no impact on our liquidity, regulatory capital ratios, or our ability to pay our common dividend and service our clients’ financial needs; the FDIC special assessment of $507 million ($387 million after-tax, or $0.29 per share); merger-related and restructuring charges of $375 million ($286 million after-tax, or $0.21 per share); and a discrete tax benefit of $204 million ($0.15 per share).
•Results for 2022 included merger-related and restructuring charges of $513 million ($393 million after-tax, or $0.29 per share); incremental operating expenses related to the Merger of $465 million ($356 million after-tax, or $0.27 per share); a gain on the redemption of noncontrolling equity interest of $74 million ($57 million after-tax, or $0.04 per share) related to the acquisition of certain merchant services relationships; net losses on the sales of securities of $71 million ($54 million after-tax, or $0.04 per share); and a gain on the early extinguishment of long-term debt of $39 million ($30 million after-tax, or $0.02 per share).

Table 8: Earnings Highlights
Year Ended December 31, (Dollars in millions)				Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net income (loss) available to common shareholders	$(1,452)	$5,927	$6,033	$(7,379)	$(106)
Diluted earnings per common share	(1.09)	4.43	4.47	(5.52)	(0.04)

Net interest income - taxable equivalent	$14,820	$14,458	$13,114	$362	$1,344
Noninterest income	8,790	8,719	9,290	71	(571)
Total taxable-equivalent revenue	$23,610	$23,177	$22,404	$433	$773
Less taxable-equivalent adjustment	220	142	108
Total revenue	$23,390	$23,035	$22,296

Return on average assets	(0.19)%	1.15%	1.23%	(1.34)%	(0.08)%
Return on average common shareholders’ equity	(2.6)	10.4	9.7	(13.0)	0.7
Net interest margin - taxable equivalent	3.00	3.01	2.86	(0.01)	0.15

46 Truist Financial Corporation

Truist’s revenue for 2023 was $23.4 billion. On a TE basis, revenue was $23.6 billion, which represents an increase of $433 million compared to 2022. Net interest income on a TE basis was $14.8 billion, up $362 million, or 2.5%, primarily due to higher market interest rates and higher average loans. These increases were partially offset by higher funding costs and lower purchase accounting accretion.

•Average earning assets increased $13.5 billion, or 2.8%, compared to the prior year primarily due to growth in average total loans of $15.5 billion, or 5.1%, and growth in other earning assets of $9.3 billion, or 46%, primarily due to an increase in balances held at the Federal Reserve to support liquidity build, partially offset by a $10.3 billion, or 7.0%, decrease in average securities.
•Average deposits decreased $17.0 billion, or 4.1%, compared to the prior year while average short-term borrowings increased $9.5 billion, or 64%, and average long-term debt increased $15.5 billion, or 45%.

Noninterest income was up $71 million, or 0.8%, for the year ended December 31, 2023 compared to 2022 due to higher insurance income and lending related fees, partially offset by lower investment banking and trading income, service charges on deposits and other income. The prior year included $71 million of securities losses and a $74 million gain on the redemption of noncontrolling equity interest (other income).

NIM was 3.00% for 2023, down one basis point compared to the prior year. NIM was negatively impacted by lower purchase accounting accretion, which benefited NIM by 5 basis points in 2023 compared to 13 basis points in 2022, partially offset by higher rates.

•The yield on the average total loan portfolio was 6.12% for 2023, up 176 basis points, compared to the prior year primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.24% for 2023, up 36 basis points compared to the prior year.
•The average cost of total deposits was 1.58% for 2023, up 131 basis points compared to the prior year. The average cost of short-term borrowings was 5.25% for 2023, up 267 basis points compared to the prior year. The average cost on long-term debt was 4.46% for 2023, up 215 basis points compared to the prior year. The increases in rates on deposits and other funding sources was largely attributable to the higher rate environment.

The provision for credit losses was $2.1 billion for the year ended December 31, 2023 compared to $777 million in 2022. The net charge-off ratio for the current year of 0.50% was up 23 basis points compared to the prior year.

•The increase in the current period provision expense primarily reflects an allowance build and higher net charge-offs.
•The net charge-off ratio was up compared to the prior year driven by higher charge-offs in the commercial and industrial, CRE, indirect auto, other consumer, and credit card portfolios as well as the sale of the student loan portfolio.

Noninterest expense was up $6.9 billion for the year ended December 31, 2023 compared to 2022 due to goodwill impairment of $6.1 billion, higher regulatory costs primarily due to the FDIC special assessment of $507 million, higher other expense, and higher personnel expense, partially offset by lower merger-related and restructuring charges, professional fees and outside processing expenses, equipment expense, marketing and customer development expense, and amortization of intangibles. Merger-related and restructuring charges and incremental operating expenses related to the merger decreased $138 million and $465 million, respectively, due to the completion of integration-related activities. Merger-related and restructuring charges for the current year include increased severance charges due to the ongoing transformation efforts as well as the continuation of specific facilities optimization costs. The prior period also included a gain on the redemption of FHLB advances of $39 million (other expense). Adjusted noninterest expenses, which exclude goodwill impairment, the FDIC special assessment, merger-related costs, the amortization of intangibles, and gains and losses on the early extinguishment of debt, increased $908 million, or 6.9%.

The provision for income taxes was $862 million for 2023, compared to $1.4 billion to 2022. The decrease in the provision for income taxes was primarily driven by lower pre-tax earnings, which includes a non-deductible goodwill impairment, and a discrete tax benefit of $204 million.

Truist’s total assets at December 31, 2023 were $535.3 billion, a decrease of $19.9 billion, or 3.6%, compared to December 31, 2022 as loans and leases, net of ALLL, decreased $14.4 billion, or 4.5%, total securities decreased $8.0 billion, or 6.2%, reflecting our ongoing balance sheet optimization efforts, as well as the aforementioned goodwill impairment, partially offset by an increase of $9.5 billion, or 59.4%, in interest-bearing deposits with banks.

Total liabilities at December 31, 2023 were $476.1 billion, a decrease of $18.6 billion, or 3.8%, from the prior year, reflecting a decrease of $17.6 billion, or 4.3%, in deposits and a decrease of $4.3 billion, or 9.9%, in long-term debt, partially offset by an increase of $1.4 billion, or 6.0%, in short-term borrowings.

Truist Financial Corporation 47

Total shareholders’ equity was $59.3 billion at December 31, 2023, a decrease of $1.3 billion from December 31, 2022. This decrease includes $3.1 billion in common and preferred dividends and a $1.0 billion net loss, partially offset by $1.4 billion received in connection with the TIH minority stake sale, net of tax, and $1.1 billion in OCI. Truist’s book value per common share at December 31, 2023 was $39.31, compared to $40.58 at December 31, 2022. Truist’s TBVPS of $21.83 at December 31, 2023, increased 21% compared to December 31, 2022.

Asset quality reflects normalization and modest deterioration in commercial portfolios.

•Nonperforming loans and leases held for investment were 0.44% of loans and leases held for investment at December 31, 2023, up eight basis points compared to December 31, 2022.
•The allowance for credit losses was $5.1 billion and includes $4.8 billion for the allowance for loan and lease losses and $295 million for the reserve for unfunded commitments. The ALLL ratio was 1.54%, up 20 basis points compared with December 31, 2022.

Capital strengthened during 2023.

•Truist’s CET1 ratio was 10.1% as of December 31, 2023. The 110 basis point increase since December 31, 2022 resulted from organic capital generation and the minority stake sale in TIH, partially offset by the CECL phase in.
•Truist declared common dividends of $2.08 per share during 2023. Truist did not repurchase any shares in 2023.
•Truist’s average consolidated LCR was 112% for the three months ended December 31, 2023, compared to the regulatory minimum of 100%.

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the year ended December 31, 2023 was up $362 million, or 2.5%, compared to 2022 primarily due to higher market interest rates and higher average loans. These increases were partially offset by higher funding costs and lower purchase accounting accretion. Net interest margin was 3.00% for 2023, down one basis point compared to the prior year. NIM was negatively impacted by lower purchase accounting accretion, which benefited NIM by 5 basis points in 2023 compared to 13 basis points in 2022, partially offset by higher rates.

•Average earning assets increased $13.5 billion, or 2.8%, compared to the prior year primarily due to growth in average total loans of $15.5 billion, or 5.1%, and growth in other earning assets of $9.3 billion, or 46%, primarily due to an increase in balances held at the Federal Reserve to support liquidity build, partially offset by a $10.3 billion, or 7.0%, decrease in average securities.
•The yield on the average total loan portfolio was 6.12% for 2023, up 176 basis points, compared to the prior year primarily reflecting higher market interest rates, partially offset by lower purchase accounting accretion. The yield on the average securities portfolio was 2.24% for 2023, up 36 basis points compared to the prior year.
•Average deposits decreased $17.0 billion, or 4.1%, compared to the prior year while average short-term borrowings increased $9.5 billion, or 64%, and average long-term debt increased $15.5 billion, or 45%.
•The average cost of total deposits was 1.58% for 2023, up 131 basis points compared to the prior year. The average cost of short-term borrowings was 5.25% for 2023, up 267 basis points compared to the prior year. The average cost on long-term debt was 4.46% for 2023, up 215 basis points compared to the prior year. The increases in rates on deposits and other funding sources was largely attributable to the higher rate environment.

As of December 31, 2023, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $477 million and $39 million, respectively. As of December 31, 2022, the remaining unamortized fair value marks on the loan and lease portfolio and long-term debt were $741 million and $81 million, respectively.

The remaining unamortized purchase accounting fair value mark on loans and leases consists of $349 million for consumer loans and leases, and $128 million for commercial loans and leases. These amounts will be recognized over the remaining contractual lives of the underlying instruments or as paydowns occur.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

48 Truist Financial Corporation

Table 9: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
										2023 vs. 2022			2022 vs. 2021
Year Ended December 31, (Dollars in millions)	Average Balances(1)			Annualized Yield/Rate(2)			Income/Expense			Incr. (Decr.)	Change due to		Incr. (Decr.)	Change due to
	2023	2022	2021	2023	2022	2021	2023	2022	2021		Rate	Volume		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$11,021	$10,591	$7,633	1.20%	0.88%	0.73%	$132	$93	$56	$39	$35	$4	$37	$13	$24
GSE	348	498	1,799	2.94	2.24	2.29	10	11	41	(1)	3	(4)	(30)	(1)	(29)
Agency MBS	121,313	131,669	128,306	2.32	1.94	1.52	2,821	2,552	1,953	269	478	(209)	599	547	52
States and political subdivisions	424	392	429	4.13	3.88	3.55	18	15	15	3	1	2	—	1	(1)
Non-agency MBS	3,816	4,072	1,299	2.34	2.30	2.20	89	94	28	(5)	2	(7)	66	1	65
Other	20	44	31	5.37	3.60	1.90	1	2	1	(1)	1	(2)	1	1	—
Total securities	136,942	147,266	139,497	2.24	1.88	1.50	3,071	2,767	2,094	304	520	(216)	673	562	111
Interest earning trading assets	4,739	5,767	5,602	6.64	4.15	2.78	314	239	156	75	124	(49)	83	78	5
Other earning assets(3)	29,765	20,429	19,498	5.24	1.88	0.24	1,561	384	48	1,177	938	239	336	334	2
Loans and leases, net of unearned income:
Commercial and industrial	163,983	149,030	137,304	6.34	3.91	3.04	10,389	5,823	4,174	4,566	3,931	635	1,649	1,270	379
CRE	22,741	22,697	25,269	6.71	4.01	2.85	1,535	920	728	615	613	2	192	271	(79)
Commercial Construction	6,125	5,326	6,053	7.62	4.46	2.98	459	228	173	231	191	40	55	79	(24)
Residential mortgage	56,131	51,721	45,500	3.78	3.60	4.14	2,121	1,860	1,884	261	96	165	(24)	(263)	239
Home equity	10,388	10,788	11,136	7.36	5.01	5.69	765	540	506	225	246	(21)	34	27	7
Indirect auto	25,621	27,197	26,621	6.10	5.50	6.12	1,563	1,497	1,629	66	156	(90)	(132)	(167)	35
Other consumer	28,412	26,320	25,118	7.25	6.23	6.70	2,061	1,640	1,666	421	284	137	(26)	(111)	85
Student	2,453	6,114	7,251	6.91	4.97	3.99	170	304	289	(134)	91	(225)	15	65	(50)
Credit card	4,876	4,753	4,650	11.59	9.57	8.92	565	455	415	110	98	12	40	31	9
Total loans and leases HFI	320,730	303,946	288,902	6.12	4.36	3.97	19,628	13,267	11,464	6,361	5,706	655	1,803	1,202	601
LHFS	1,605	2,889	4,546	6.37	4.23	2.63	102	122	120	(20)	47	(67)	2	56	(54)
Total loans and leases	322,335	306,835	293,448	6.12	4.36	3.95	19,730	13,389	11,584	6,341	5,753	588	1,805	1,258	547
Total earning assets	493,781	480,297	458,045	5.00	3.49	3.03	24,676	16,779	13,882	7,897	7,335	562	2,897	2,232	665
Nonearning assets	59,351	63,533	64,340
Total assets	$553,132	$543,830	$522,385
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$103,465	$111,539	$107,311	2.04	0.47	0.05	2,112	519	59	1,593	1,634	(41)	460	458	2
Money market and savings	138,841	145,645	134,303	2.04	0.37	0.03	2,834	536	35	2,298	2,324	(26)	501	497	4
Time deposits	36,803	15,514	18,025	3.83	0.58	0.30	1,409	90	54	1,319	1,059	260	36	44	(8)
Total interest-bearing deposits	279,109	272,698	259,639	2.28	0.42	0.06	6,355	1,145	148	5,210	5,017	193	997	999	(2)
Short-term borrowings	24,478	14,957	6,170	5.25	2.58	0.76	1,286	385	47	901	558	343	338	212	126
Long-term debt	49,678	34,172	37,410	4.46	2.31	1.53	2,215	791	573	1,424	958	466	218	271	(53)
Total interest-bearing liabilities	353,265	321,827	303,219	2.79	0.72	0.25	9,856	2,321	768	7,535	6,533	1,002	1,553	1,482	71
Noninterest-bearing deposits	122,018	145,392	138,733
Other liabilities	14,750	12,794	11,300
Shareholders’ equity	63,099	63,817	69,133
Total liabilities and shareholders’ equity	$553,132	$543,830	$522,385
Average interest-rate spread				2.21%	2.77%	2.78%
NIM/net interest income - taxable equivalent				3.00%	3.01%	2.86%	$14,820	$14,458	$13,114	$362	$802	$(440)	$1,344	$750	$594
Taxable-equivalent adjustment							$220	$142	$108
Memo: Total deposits	$401,127	$418,090	$398,372	1.58%	0.27%	0.04%	$6,355	$1,145	$148	$5,210			$997
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
Truist Financial Corporation 49

Provision for Credit Losses

The provision for credit losses was $2.1 billion for the year ended December 31, 2023 compared to $777 million in 2022. The net charge-off ratio for the current year of 0.50% was up 23 basis points compared to the prior year.

•The increase in the current period provision expense primarily reflects an allowance build and higher net charge-offs.
•The net charge-off ratio was up compared to the prior year driven by higher charge-offs in the commercial and industrial, CRE, indirect auto, other consumer, and credit card portfolios as well as the sale of the student loan portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 10: Noninterest Income
	Year Ended December 31,			% Change
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Insurance income	$3,354	$3,043	$2,627	10.2%	15.8%
Wealth management income	1,358	1,338	1,392	1.5	(3.9)
Investment banking and trading income	822	995	1,441	(17.4)	(31.0)
Card and payment related fees	936	944	874	(0.8)	8.0
Service charges on deposits	869	1,026	1,060	(15.3)	(3.2)
Mortgage banking income	437	460	734	(5.0)	(37.3)
Lending related fees	447	375	349	19.2	7.4
Operating lease income	254	258	262	(1.6)	(1.5)
Securities gains (losses)	—	(71)	—	NM	NM
Other income	313	351	551	(10.8)	(36.3)
Total noninterest income	$8,790	$8,719	$9,290	0.8	(6.1)

Noninterest income was up $71 million, or 0.8%, for the year ended December 31, 2023 compared to 2022 due to higher insurance income and lending related fees, partially offset by lower investment banking and trading income, service charges on deposits and other income. The prior year included $71 million of securities losses and a $74 million gain on the redemption of noncontrolling equity interest (other income).

•Insurance income increased primarily due to organic growth and acquisitions.
•Lending related fees increased due to higher leasing-related gains.
•Investment banking and trading income decreased due to lower structured real estate income, partially offset by higher merger and acquisition fees as well as higher bond and equity originations.
•Service charges on deposits decreased primarily due to changes in service fee protocols, as well as reduced overdraft fees as a result of continued growth of Truist One Banking.
•Other income decreased primarily due to higher derivative collateral related costs and the aforementioned gain on the redemption of noncontrolling equity in the prior period, partially offset by higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense).

50 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 11: Noninterest Expense
	Year Ended December 31,			% Change
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Personnel expense	$8,654	$8,467	$8,632	2.2%	(1.9)%
Professional fees and outside processing	1,341	1,411	1,442	(5.0)	(2.1)
Software expense	929	932	945	(0.3)	(1.4)
Net occupancy expense	715	744	764	(3.9)	(2.6)
Amortization of intangibles	527	583	574	(9.6)	1.6
Equipment expense	409	478	513	(14.4)	(6.8)
Marketing and customer development	297	352	294	(15.6)	19.7
Operating lease depreciation	175	184	190	(4.9)	(3.2)
Regulatory costs	824	183	137	NM	33.6
Merger-related and restructuring charges	375	513	822	(26.9)	(37.6)
Goodwill impairment	6,078	—	—	NM	NM
Other expense	1,142	742	803	53.9	(7.6)
Total noninterest expense	$21,466	$14,589	$15,116	47.1	(3.5)

Noninterest expense was up $6.9 billion, or 47.1%, for the year ended December 31, 2023 compared to 2022 due to goodwill impairment of $6.1 billion, higher regulatory costs primarily due to the FDIC special assessment of $507 million, higher other expense, and higher personnel expense, partially offset by lower merger-related and restructuring charges, professional fees and outside processing expenses, equipment expense, marketing and customer development expense, and amortization of intangibles. Merger-related and restructuring charges and incremental operating expenses related to the Merger decreased $138 million and $465 million, respectively, due to the completion of integration-related activities in 2022. Merger-related and restructuring charges for the current year include increased severance charges due to the ongoing transformation efforts as well as the continuation of specific facilities optimization costs. The prior period also included a gain on the redemption of FHLB advances of $39 million (other expense).
Adjusted noninterest expenses, which exclude goodwill impairment, the FDIC special assessment, merger-related costs, the amortization of intangibles, and gains and losses on the early extinguishment of debt, increased $908 million, or 6.9%.

•Other expense, excluding the aforementioned gain on FHLB advances, increased primarily due to higher pension expense (driven primarily by lower plan assets) and higher operating losses, including $70 million of costs associated with changes in service fee protocols as well as settlement of certain litigation matters, including a settlement and patent licensing agreement that resolved the USAA remote deposit capture patent infringement lawsuit.
•Personnel expense increased due to investments in teammates by increasing Truist’s minimum wage, the impact from acquisitions, and investments in revenue producing businesses and enterprise technology, and higher other post-retirement benefit expense (which is almost entirely offset by higher other income), partially offset by lower pension expenses and lower incentives as well as reduced headcount in the second half of 2023, in part due to our ongoing transformation into a more efficient organization.
•Regulatory costs, excluding the aforementioned FDIC special assessment, increased primarily due to an increase in the FDIC’s deposit insurance assessment rate.
•Professional fees and outside processing expense decreased due to prior period incremental operating expenses related to the Merger, partially offset by higher enterprise technology and other investments.
•Equipment expense decreased due to retirement of certain technology related equipment and higher laptop purchases in 2022.
•Marketing and customer development expenses decreased due to reduced marketing compared to the prior year.

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
Truist Financial Corporation 51

•costs for integration of mergers and acquisitions and other restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the mergers and acquisitions, asset and supply inventory write-offs, and other similar charges; and
•write-offs related to exiting certain businesses.

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of or outsource certain business functions have been approved by management. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2023 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

The following table presents a summary of merger-related and restructuring charges and the related accruals. The 2023 merger-related and restructuring costs predominately reflect various restructuring initiatives, including costs for severance and other benefits and costs related to exiting facilities.

Table 12: Merger-Related and Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2022	Expense	Utilized	Accrual at Dec 31, 2022	Expense	Utilized	Accrual at Dec 31, 2023
Severance and personnel-related	$77	$92	$(160)	$9	$276	$(265)	$20
Occupancy and equipment	—	175	(175)	—	67	(67)	—
Professional services	37	142	(167)	12	10	(20)	2
Systems conversion and related costs	—	60	(60)	—	—	—	—
Other	12	44	(51)	5	22	(25)	2
Total(1)	$126	$513	$(613)	$26	$375	$(377)	$24
(1)The Company recognized $368 million of expense related to the Merger for the year ended December 31, 2022. Merger integration activities were completed in 2022.

Segment Results

Through December 31, 2023, Truist operated and measured business activities across three segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings, with functional activities included in Other, Treasury, and Corporate.

In 2023, Truist realigned Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior period results have been revised to conform to the current presentation. Additionally, Truist updated its segment cost allocation methodology. Results for 2023 have been revised to conform to the current presentation. Management concluded the impact to 2022 was not material.

Effective January 2024, several business activities were realigned within the segments. First, the CB&W segment was renamed Consumer and Small Business Banking and the C&CB segment was renamed Wholesale Banking. Second, the Wealth business was repositioned into a component of the Wholesale Banking segment from the CB&W segment. Third, certain small business banking functions were repositioned into a component of the Consumer and Small Business Banking segment from the C&CB segment. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served.

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

In conjunction with the Company’s April 3, 2023 sale of a 20% stake of the common equity in TIH, TIH issued $5 billion of 8.25% mandatorily redeemable preferred units to the Company, with the related interest expense, which is fully allocable to the Company, reported in Net intersegment interest income (expense). TIH is the principal legal entity of the IH segment.

Also related to the same transaction, TIH was recapitalized from a corporate entity to an LLC, such that each member is allocated its share of TIH’s income before taxes, and beginning in the second quarter of 2023 the Company recognizes its associated income tax provision through OT&C. The Company elected not to restate prior periods for this change based on TIH’s previous status as a corporate entity. The Company recognized $110 million for the twelve months ended December 31, 2023 of tax provision related to IH in OT&C. IH continues to recognize certain state jurisdictions that impose income taxes on partnerships and LLCs.
52 Truist Financial Corporation

See “Note 21. Operating Segments” for additional disclosures related to Truist’s operating segments, including the internal accounting and reporting practices used to manage these segments.

Table 13: Net Income by Reportable Segment
	Year Ended December 31,			% Change
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Consumer Banking and Wealth	$178	$3,866	$3,827	(95.4)%	1.0%
Corporate and Commercial Banking	755	4,421	4,818	(82.9)	(8.2)
Insurance Holdings	282	506	488	(44.3)	3.7
Other, Treasury & Corporate	(2,262)	(2,526)	(2,696)	(10.5)	(6.3)
Truist Financial Corporation	$(1,047)	$6,267	$6,437	(116.7)	(2.6)

2023 compared to 2022

Consumer Banking and Wealth

CB&W net income was $178 million for the year ended December 31, 2023, a decrease of $3.7 billion compared to the prior year.

•Segment net interest income increased $614 million driven by favorable funding credit on deposits attributable to the higher rate environment and higher average loans, partially offset by higher funding costs, lower average deposits, and lower purchase accounting accretion.
•The provision for credit losses increased $226 million reflecting higher charge offs primarily in the indirect auto and other consumer portfolios, partially offset by a reserve release in the current period.
•Noninterest income decreased $108 million primarily due to decreased service charge fees on deposits driven by changes in service fee protocols in the current period and a gain on the redemption of noncontrolling equity interest in the earlier period, partially offset by higher residential mortgage banking income in the current period.
•Noninterest expense increased $4.1 billion primarily driven by a goodwill impairment charge. Excluding goodwill impairment, noninterest expense increased $692 million due to higher corporate technology costs, the FDIC special assessment, and corporate operating and risk support expenses, partially offset by lower marketing and customer development, professional fees and outside processing, and amortization of intangibles.

CB&W average loans and leases held for investment increased $1.6 billion, or 1.2%, for the year ended December 31, 2023 compared to the prior year driven primarily by an increase in residential mortgage and Service Finance loans, partially offset by the sale of the student loan portfolio in second quarter 2023 and a decrease in indirect auto loans.

CB&W average total deposits decreased $15.7 billion, or 6.2%, for the year ended December 31, 2023 compared to the prior year primarily due to decreases in average interest-bearing checking, money market and savings, and noninterest-bearing deposits, partially offset by an increase in time deposits.

CB&W had 2,001 banking offices at December 31, 2023, a decrease of 122 offices, or 5.7%, compared to December 31, 2022 due to continued branch network optimization.

Truist Wealth had assets under management of $199 billion as of December 31, 2023, an increase of $19 billion, or 10%, compared to the prior year primarily due to higher markets and positive net asset flows.

Corporate and Commercial Banking

C&CB net income was $755 million for the year ended December 31, 2023, a decrease of $3.7 billion compared to the prior year.

•Segment net interest income increased $617 million primarily due to higher funding credit on deposits and higher average loan balances, partially offset by lower purchase accounting accretion.
•The provision for credit losses increased $1.1 billion which reflects an allowance build, higher charge offs, and loan growth in the current period as well as an allowance release in the earlier period.
•Noninterest income decreased $324 million primarily due to lower structured real estate fee income, higher derivative collateral related costs, lower commercial mortgage income, and lower trading income, partially offset by increases in lending related fees, merger and acquisition fees, and bond originations.
•Noninterest expense increased $3.2 billion primarily due to a goodwill impairment charge. Excluding goodwill impairment, noninterest expense increased $483 million driven by the FDIC special assessment, higher corporate technology expenses, and merger-related and restructuring charges, partially offset by lower corporate marketing expense and lower incentive expense.
Truist Financial Corporation 53

C&CB average loans and leases held for investment increased $15.1 billion, or 9.1%, for the year ended December 31, 2023 compared to the prior year driven by an increase in the commercial and industrial portfolio.

C&CB average total deposits decreased $14.7 billion, or 10%, for the year ended December 31, 2023 compared to the prior year primarily due to a decrease in average noninterest-bearing deposits, partially offset by an increase in money market and savings.

Insurance Holdings

IH net income was $282 million for the year ended December 31, 2023, a decrease of $224 million, or 44%, compared to the prior year.

•Segment net interest income decreased $267 million driven primarily by interest expense accruals on new intercompany mandatorily redeemable preferred units resulting from the recapitalization of IH.
•Noninterest income increased $306 million primarily due to continued organic growth and acquisitions.
•Noninterest expense increased $389 million primarily due to the impact of acquisitions, investments in new hires and teammates, independence readiness expenses, performance-driven incentive expense, and higher operational loss reserves.

Other, Treasury, and Corporate

OT&C generated a net loss of $2.3 billion for the year ended December 31, 2023, compared to a net loss of $2.5 billion in the prior year.

•Segment net interest income decreased $680 million due to higher funding credit on deposits to other segments and higher rates, partially offset by higher funds transfer charges to other segments for loans and higher earnings on cash balances and in the securities portfolio driven by the higher rate environment.
•Noninterest income increased $197 million primarily due to valuation changes from assets held for certain post-retirement benefits in the current period, which is primarily offset by higher personnel expense, and losses on the sale of securities in the earlier period.
•Noninterest expense decreased $765 million primarily due to a decrease in incremental operating expenses related to the Merger and credit from other segments for corporate technology project support, partially offset by an increase in operating charge-offs due to costs associated with changes in deposit service fee protocols as well as settlement of certain litigation matters, including a settlement and patent licensing agreement that resolved the USAA remote deposit capture patent infringement lawsuit, and a gain on the redemption of FHLB advances in the prior year.

54 Truist Financial Corporation

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

Table 14: Composition of Securities Portfolio
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
AFS securities (at fair value):
U.S. Treasury	$10,041	$10,295
GSE	362	303
Agency MBS - residential	51,289	55,225
Agency MBS - commercial	2,248	2,424
States and political subdivisions	425	416
Non-agency MBS	2,981	3,117
Other	20	21
Total AFS securities	67,366	71,801
HTM securities (at amortized cost):
Agency MBS - residential	54,107	57,713
Total securities	$121,473	$129,514

The securities portfolio totaled $121.5 billion at December 31, 2023, compared to $129.5 billion at December 31, 2022. U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of December 31, 2023 and December 31, 2022. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

•The decrease in 2023 includes paydowns and maturities of $13.9 billion, partially offset by $4.2 billion in purchases as well as an increase in the fair value of AFS securities.
•As of December 31, 2023, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost.
•As of December 31, 2023, approximately 5.7% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 5.6% as of December 31, 2022.
•The effective duration of the AFS securities portfolio was 6.1 years at December 31, 2023 and 6.2 years at December 31, 2022, excluding the impact of swaps, or 4.0 years at December 31, 2023 and 6.0 years at December 31, 2022, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.3 years at December 31, 2023 and 2022.

Truist Financial Corporation 55

The following table presents the securities portfolio by major category of security holdings with ranges of maturities and average yields:

Table 15: Securities Yields by Major Category and Maturity
December 31, 2023 (Dollars in millions)	AFS		HTM
	Fair Value	Effective Yield(1)	Amortized Cost	Effective Yield(1)
U.S. Treasury:
Within one year	$3,567	1.67%	$—	—%
One to five years	6,436	1.27	—	—
Five to ten years	13	2.76	—	—
After ten years	25	3.02	—	—
Total	10,041	1.42	—	—
GSE:
One to five years	7	2.91	—	—
Five to ten years	10	3.06	—	—
After ten years	345	3.54	—	—
Total	362	3.52	—	—
Agency MBS - residential:(2)
One to five years	123	2.43	—	—
Five to ten years	427	2.79	—	—
After ten years	50,739	2.58	54,107	1.79
Total	51,289	2.59	54,107	1.79
Agency MBS - commercial:(2)
Within one year	—	—	—	—
One to five years	—	—	—	—
Five to ten years	67	3.50	—	—
After ten years	2,181	1.78	—	—
Total	2,248	1.83	—	—
States and political subdivisions:
Within one year	28	5.18	—	—
One to five years	68	2.51	—	—
Five to ten years	177	4.63	—	—
After ten years	152	4.30	—	—
Total	425	4.21	—	—
Non-agency MBS:(2)
Five to ten years	169	2.03	—	—
After ten years	2,812	2.36	—	—
Total	2,981	2.34	—	—
Other:
Within one year	—	—	—	—
One to five years	8	2.88	—	—
Five to ten years	12	7.04	—	—
Total	20	5.46	—	—
Total securities	$67,366	2.39	$54,107	1.79
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

56 Truist Financial Corporation

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

Commercial Loan and Lease Portfolio

Commercial loans and leases represent the largest category of the Company’s loan and lease portfolio. Commercial Community Banking and small business banking generally target small-to-middle market businesses with annual sales between $2 million and $500 million, while CIB provides lending solutions to large corporate clients. The commercial loan and lease portfolio consists of lending to public and private business clients and is composed of commercial and industrial, owner occupied, equipment leasing and financing, commercial real estate, government and institutional financing, premium financing, and dealer floor plan financing.

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

Home Equity Loan Portfolio

The home equity portfolio is composed of loans offered through Truist’s branch network. These include home equity loans and revolving home equity lines of credit secured by first or second liens on residential real estate in Truist’s market areas.

Indirect Auto Loan Portfolio

The indirect auto portfolio primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles. The indirect auto portfolio also includes nonprime and near prime automobile finance. Such loans are originated through approved franchised and independent dealers throughout the Truist market area and nationally through Regional Acceptance Corporation. These loans are homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. Indirect auto loans are subject to rigorous lending policies and procedures and are underwritten with note amounts and credit limits that are consistent with the Company’s risk philosophy. In addition to its normal underwriting due diligence, Truist uses application systems and scoring systems to help underwrite and manage the credit risk in its indirect auto portfolio.

Truist Financial Corporation 57

Other Consumer Loan Portfolio

The other consumer portfolio includes loans originated through the Truist branch network, as well as loans originated by Truist’s national online consumer lending division. Loans originated through the Truist branch network include secured and unsecured lending marketed to qualifying clients and other creditworthy candidates in Truist’s market areas. Truist provides fixed-rate, unsecured lending to consumers with strong credit through its proprietary online loan origination system. The other consumer portfolio includes secured indirect installment loans to consumers for the purchase of new and used boats and recreational vehicles. The other consumer portfolio includes Sheffield, a small ticket consumer lending division related to the purchase of power sports and outdoor power equipment, and trailers. These loans are homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. These loans are subject to similar rigorous lending policies and procedures as the indirect auto loan portfolio. The other consumer loan portfolio also includes other indirect and point-of-sale lending to consumers, including through Service Finance, to finance home improvements, furniture purchases, certain elective health-care services, and other consumer products segments. These loans are originated in accordance with strict underwriting criteria as determined by Truist.

Student Loan Portfolio

The student loan portfolio, which was sold in 2023, was primarily composed of government guaranteed student loans and additionally included certain private student loans originated by third parties. The government guarantee mitigated substantially all of the risk related to principal and interest repayment for this component of the portfolio.

Credit Card Loan Portfolio

The credit card portfolio consists of the outstanding balances on credit cards. Truist markets credit cards to its existing client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

Refer to “Note 5. Loans and ACL” for additional information.

The following table summarizes the loan portfolio:

Table 16: Loans and Leases as of Period End
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Commercial:
Commercial and industrial	$160,788	$164,307
CRE	22,570	22,676
Commercial construction	6,683	5,849
Consumer:
Residential mortgage	55,492	56,645
Home equity	10,053	10,876
Indirect auto	22,727	27,951
Other consumer	28,647	27,533
Student	—	5,287
Credit card	5,101	4,867
Total loans and leases HFI	312,061	325,991
LHFS	1,280	1,444
Total loans and leases	$313,341	$327,435

Loans and leases HFI were $312.1 billion at December 31, 2023, down $13.9 billion compared to 2022 primarily due to the sale of the student loan portfolio at the end of the second quarter of 2023 and balance sheet optimization. Excluding the student loan sale, loans HFI declined 2.7% compared to the prior year.

Commercial loans decreased $2.8 billion during 2023 primarily due to a $3.5 billion decline in the commercial and industrial portfolio, partially offset by an $834 million increase in the commercial construction portfolio.

Consumer loans and credit cards, excluding the student loan portfolio, decreased $5.9 billion during 2023 primarily due to a $5.2 billion decrease in indirect auto primarily due to lower production, a $1.2 billion decrease in residential mortgages due to lower correspondent channel production, and an $823 million decrease in home equity, partially offset by a $1.1 billion increase in other consumer primarily due to growth of higher-return point-of-sale lending portfolios (Service Finance and Sheffield).

58 Truist Financial Corporation

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

Table 17: Loan Maturities
December 31, 2023 (Dollars in millions)	1 Year or Less	1 to 5 Years	5 to 15 Years	After 15 Years	Total
Fixed rate:
Commercial:
Commercial and industrial	$10,759	$15,635	$11,656	$2,395	$40,445
CRE	669	2,493	823	3	3,988
Commercial construction	38	58	27	16	139
Total commercial	11,466	18,186	12,506	2,414	44,572
Consumer:
Residential mortgage	1,579	6,394	16,886	24,463	49,322
Home equity	339	1,033	1,756	469	3,597
Indirect auto	5,474	16,192	1,061	—	22,727
Other consumer	5,459	13,429	6,219	857	25,964
Total consumer	12,851	37,048	25,922	25,789	101,610
Credit card	282	—	—	—	282
Total fixed rate	24,599	55,234	38,428	28,203	146,464
Variable rate:
Commercial:
Commercial and industrial	30,579	77,740	9,855	2,169	120,343
CRE	4,216	12,479	1,877	10	18,582
Commercial construction	1,632	4,742	117	53	6,544
Total commercial	36,427	94,961	11,849	2,232	145,469
Consumer:
Residential mortgage	173	754	2,206	3,037	6,170
Home equity	585	2,355	3,503	13	6,456
Other consumer	282	1,930	462	9	2,683
Total consumer	1,040	5,039	6,171	3,059	15,309
Credit card	4,819	—	—	—	4,819
Total variable rate	42,286	100,000	18,020	5,291	165,597
Total loans and leases HFI	$66,885	$155,234	$56,448	$33,494	$312,061

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $317 million and $342 million at December 31, 2023 and December 31, 2022, respectively.

Truist Financial Corporation 59

The following table presents the composition of average loans and leases:

Table 18: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022
Commercial:
Commercial and industrial	$160,278	$164,022	$166,588	$165,095	$159,308
CRE	22,755	22,812	22,706	22,689	22,497
Commercial construction	6,515	6,194	5,921	5,863	5,711
Consumer:
Residential mortgage	55,658	56,135	56,320	56,422	56,292
Home equity	10,104	10,243	10,478	10,735	10,887
Indirect auto	23,368	24,872	26,558	27,743	28,117
Other consumer	28,913	28,963	28,189	27,559	27,479
Student	—	—	4,766	5,129	5,533
Credit card	4,996	4,875	4,846	4,785	4,842
Total average loans and leases HFI	$312,587	$318,116	$326,372	$326,020	$320,666

Average loans held for investment decreased $5.5 billion, or 1.7%, compared to the prior quarter.

•Average commercial loans decreased 1.8% due to a decline in the commercial and industrial portfolio, partially offset by an increase in commercial construction loans.
•Average consumer loans decreased 1.8% primarily due to declines in the indirect auto and mortgage portfolios.

60 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 19: Asset Quality
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
NPAs:
NPLs:
Commercial and industrial	$470	$398
CRE	284	82
Commercial construction	24	—
Residential mortgage	153	240
Home equity	122	135
Indirect auto	268	289
Other consumer	59	44
Total NPLs HFI	1,380	1,188
Loans held for sale	51	—
Total nonaccrual loans and leases	1,431	1,188
Foreclosed real estate	3	4
Other foreclosed property	54	58
Total nonperforming assets	$1,488	$1,250
Loans 90 days or more past due and still accruing:
Commercial and industrial	$7	$49
CRE	—	1
Commercial construction	1	—
Residential mortgage - government guaranteed	418	759
Residential mortgage - nonguaranteed	21	27
Home equity	11	12
Indirect auto	2	1
Other consumer	21	13
Student - government guaranteed	—	702
Student - nonguaranteed	—	4
Credit card	53	37
Total loans 90 days or more past due and still accruing	$534	$1,605
Loans 30-89 days past due and still accruing:
Commercial and industrial	$230	$256
CRE	5	25
Commercial construction	—	5
Residential mortgage - government guaranteed	326	268
Residential mortgage - nonguaranteed	313	346
Home equity	70	68
Indirect auto	669	646
Other consumer	271	187
Student - government guaranteed	—	396
Student - nonguaranteed	—	6
Credit card	87	64
Total loans 30-89 days past due and still accruing	$1,971	$2,267

Nonperforming assets totaled $1.5 billion at December 31, 2023, up $238 million compared to December 31, 2022 due to increases in the CRE and commercial and industrial portfolios, partially offset by a decrease in the residential mortgage portfolio. Nonperforming loans and leases represented 0.44% of total loans and leases HFI, up 8 basis points compared to December 31, 2022.

Loans 90 days or more past due and still accruing totaled $534 million at December 31, 2023, down $1.1 billion compared to the prior year primarily due to the sale of the student loan portfolio and a decline in government guaranteed residential mortgages. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases HFI was 0.04% at December 31, 2023 and 2022.

Loans 30-89 days past due and still accruing totaled $2.0 billion at December 31, 2023, down $296 million compared to the prior year due to the sale of the student portfolio and a decrease in nonguaranteed residential mortgages, partially offset by increases in the other consumer portfolio and guaranteed residential mortgages. The ratio of loans 30-89 days or more past due and still accruing as a percentage of loans and leases HFI was 0.63% at December 31, 2023, down seven basis points compared to the prior year.

Truist Financial Corporation 61

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

Table 20: Asset Quality Ratios
	Dec 31, 2023	Dec 31, 2022
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.63%	0.70%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.17	0.49
NPLs as a percentage of loans and leases HFI	0.44	0.36
NPLs as a percentage of total loans and leases(1)	0.46	0.36
NPAs as a percentage of:
Total assets(1)	0.28	0.23
Loans and leases HFI plus foreclosed property	0.46	0.38
ALLL as a percentage of loans and leases HFI	1.54	1.34
Ratio of ALLL to NPLs	3.5x	3.7x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.04%	0.04%
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

Table 21: Asset Quality Ratios (Continued)

	Year Ended December 31,
	2023	2022	2021
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.20%	0.04%	0.10%
CRE	0.71	0.02	0.01
Commercial construction	0.04	(0.07)	(0.03)
Consumer:
Residential mortgage	0.01	(0.01)	0.02
Home equity	(0.12)	(0.11)	(0.11)
Indirect auto	1.66	1.17	0.92
Other consumer	1.40	1.14	0.72
Student	4.39	0.34	0.31
Credit card	3.85	2.98	2.42
Total	0.50	0.27	0.24

Ratio of ALLL to net charge-offs	3.0x	5.3x	6.4x
The following table presents activity related to NPAs:

Table 22: Rollforward of NPAs
(Dollars in millions)	2023	2022
Balance, January 1	$1,250	$1,163
New NPAs	3,055	1,983
Advances and principal increases	842	662
Disposals of foreclosed assets(1)	(603)	(471)
Disposals of NPLs(2)	(237)	(129)
Charge-offs and losses	(1,013)	(494)
Payments	(1,357)	(917)
Transfers to performing status	(440)	(560)
Other, net	(9)	13
Ending balance, December 31	$1,488	$1,250
(1)Includes charge-offs and losses recorded upon sale of $196 million and $130 million for the year ended December 31, 2023 and 2022, respectively.
(2)Includes charge-offs and losses recorded upon sale of $30 million and gains, net of charge-offs recorded upon sale of $2 million for the year ended December 31, 2023 and 2022, respectively.

62 Truist Financial Corporation

CRE and Commercial Construction

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist maintains a high-quality portfolio through disciplined risk management and prudent client selection. In addition, the Company’s exposure to large CRE tends to have more institutional sponsorship and the Company has reduced exposure to smaller CRE. Truist’s CRE and commercial construction portfolios totaled $29.3 billion as of December 31, 2023, which includes 33% related to multifamily residential, 17% related to office, 17% related to industrial, 14% related to retail, and the remainder composed of hotel and other commercial real estate.

Our office and medical portfolios are primarily composed of Class A, multi-tenant properties located within Truist bank’s footprint. As of December 31, 2023, approximately 97% of these properties are multi-tenant or medical, and within our top 10 markets 64% and 25% of these exposures represent Class A and Class B properties, respectively. Approximately 26% and 25% of these exposures are scheduled to mature in 2024 and 2025, respectively, with the remainder scheduled to mature in 2026 and beyond. Truist maintains rigorous credit risk management surveillance routines across all loan portfolios. During 2023, Truist performed multiple reviews of the CRE office portfolio, which resulted in an increase in the ALLL for this portfolio.

Table 23: CRE and Commercial Construction by Type
	December 31, 2023		December 31, 2022
(Dollars in millions)	LHFI	NPL	LHFI	NPL
CRE and commercial construction:
Multifamily	$9,599	$27	$7,762	$—
Industrial	4,931	3	4,329	—
Office	4,920	265	5,258	75
Retail	4,290	9	4,668	2
Hotel	2,480	—	2,965	—
Other(1)	3,033	4	3,543	5
Total	$29,253	$308	$28,525	$82
(1)Includes $554 million and $590 million medical portfolio balances at December 31, 2023 and 2022, respectively. There were no NPLs at either period-end.

See additional information on the CRE and commercial construction portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
Truist Financial Corporation 63

ACL

Activity related to the ACL is presented in the following tables:

Table 24: Activity in ACL
	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Balance, beginning of period(1)	$4,649	$4,695	$6,199
Provision for credit losses	2,109	777	(813)
Charge-offs:
Commercial and industrial	(390)	(143)	(243)
CRE	(166)	(13)	(10)
Commercial construction	(5)	(1)	(2)
Residential mortgage	(10)	(9)	(23)
Home equity	(10)	(13)	(16)
Indirect auto	(531)	(411)	(336)
Other consumer	(477)	(381)	(255)
Student	(108)	(22)	(24)
Credit card	(223)	(176)	(150)
Total charge-offs	(1,920)	(1,169)	(1,059)
Recoveries:
Commercial and industrial	70	87	107
CRE	3	8	6
Commercial construction	3	5	4
Residential mortgage	6	16	12
Home equity	23	25	29
Indirect auto	107	91	92
Other consumer	78	79	74
Student	—	1	1
Credit card	35	34	37
Total recoveries	325	346	362
Net charge-offs	(1,595)	(823)	(697)
Other(2)	(70)	—	6
Balance, end of period	$5,093	$4,649	$4,695
ACL:(1)
ALLL	4,798	4,377	4,435
RUFC	295	272	260
Total ACL	$5,093	$4,649	$4,695
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

Net charge-offs during 2023 totaled $1.6 billion, or 0.50% as a percentage of average loans, and were up twenty-three basis points compared to the prior year, primarily driven by higher charge-offs in the commercial and industrial, CRE, indirect auto, other consumer, and credit card portfolios as well as the sale of the student loan portfolio.

The allowance for credit losses was $5.1 billion and includes $4.8 billion for the allowance for loan and lease losses and $295 million for the reserve for unfunded commitments. The ALLL ratio was 1.54%, compared to 1.34% at December 31, 2022. The increase in the ALLL ratio primarily reflects an increase in reserves related to the CRE and commercial construction portfolios, loan growth in the other consumer portfolio, partially offset by the sale of the student portfolio. The ALLL covered nonperforming loans and leases held for investment 3.5x compared to 3.7x at December 31, 2022. At December 31, 2023, the ALLL was 3.0x annualized net charge-offs, compared to 5.3x at December 31, 2022.
64 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 25: Allocation of ALLL by Category
	December 31, 2023			December 31, 2022
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,404	29.4%	51.6%	$1,409	32.3%	50.3%
CRE	616	12.8	7.2	224	5.1	7.0
Commercial construction	174	3.6	2.1	46	1.1	1.8
Residential mortgage	298	6.2	17.8	399	9.1	17.4
Home equity	89	1.9	3.2	90	2.0	3.3
Indirect auto	942	19.6	7.3	981	22.4	8.6
Other consumer	890	18.5	9.2	770	17.6	8.5
Student	—	—	—	98	2.2	1.6
Credit card	385	8.0	1.6	360	8.2	1.5
Total ALLL	4,798	100.0%	100.0%	4,377	100.0%	100.0%
RUFC	295			272
Total ACL	$5,093			$4,649

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of December 31, 2023, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 26: Other Assets as of Period End
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Tax credit and other private equity investments	$7,898	$6,825
Bank-owned life insurance	7,716	7,618
Prepaid pension assets	6,563	4,539
DTAs, net	3,037	3,027
Accounts receivable	2,723	2,682
Accrued income	2,345	2,265
Leased assets and related assets	1,647	2,082
FHLB stock	1,198	1,279
Prepaid expenses	1,130	1,162
ROU assets	1,069	1,193
Derivative assets	951	684
Equity securities at fair value	360	898
Other	533	874
Total other assets	$37,170	$35,128

Truist Financial Corporation 65

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

The following table presents a summary of deposits:

Table 27: Deposits as of Period End
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Noninterest-bearing deposits	$111,624	$135,742
Interest checking	104,757	110,464
Money market and savings	135,923	143,815
Time deposits	43,561	23,474
Total deposits	$395,865	$413,495

Deposits totaled $395.9 billion at December 31, 2023, a decrease of $17.6 billion from December 31, 2022. The decline in deposits reflects the impacts of monetary tightening, inflation, and higher interest rate alternatives, partially offset by growth in time deposits, which reflects increases in various wholesale deposit products to support funding. Brokered deposits were $31.3 billion at December 31, 2023 compared to $22.4 billion at December 31, 2022.

Truist has a very granular and relationship-based deposit franchise. Approximately 62% of deposits are insured or collateralized at December 31, 2023, compared to 61% at December 31, 2022. Truist deposit accounts are typically based on long-term relationships and include multiple products and services. The amount of deposits above the FDIC’s limit of $250,000 was $175.1 billion and $189.6 billion as of December 31, 2023 and 2022, respectively, calculated using the same methodology as the Call Report for Truist Bank. The decrease in uninsured deposits from December 31, 2022 to December 31, 2023 was largely due to commercial clients that chose to diversify into money market mutual funds or across multiple banks (primarily higher-cost, non-operational deposits) and the maturity of large denominated negotiable certificates of deposit.

The following table summarizes the maturities of time deposit accounts above $250,000:

Table 28: Scheduled Maturities of Time Deposits $250,000 and Greater
December 31, 2023 (Dollars in millions)
Three months or less	$7,531
Over three through six months	1,225
Over six through twelve months	1,592
Over twelve months	74
Total	$10,422

The following table presents average deposits:

Table 29: Average Deposits
	Three Months Ended
(Dollars in millions)	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022
Noninterest-bearing deposits	$114,555	$118,905	$123,728	$131,099	$141,032
Interest checking	101,722	101,252	102,105	108,886	110,001
Money market and savings	137,464	139,961	138,149	139,802	144,730
Time deposits	41,592	40,920	35,844	28,671	17,513
Total average deposits	$395,333	$401,038	$399,826	$408,458	$413,276

66 Truist Financial Corporation

Average deposits for the fourth quarter of 2023 were $395.3 billion, a decrease of $5.7 billion, or 1.4%, compared to the prior quarter.

Average noninterest-bearing deposits decreased 3.7% compared to the prior quarter and represented 29.0% of total deposits for the fourth quarter of 2023 compared to 29.6% for the third quarter of 2023 and 34.1% compared to the year ago quarter. Average money market and savings accounts decreased 1.8%. Average time deposits increased 1.6% due to increases in retail client time deposits, primarily due to migration from other deposit products, partially offset by a $2.1 billion decline in brokered time deposits.

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

Table 30: Short-Term Borrowings
	As Of / For The Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end during the year	$4,120	$6,033	$3,279
Balance outstanding at end of year	2,427	2,128	2,435
Average outstanding during the year	2,472	2,670	2,382
Average interest rate during the year	5.18%	1.33%	0.07%
Average interest rate at end of year	5.39	4.36	0.01
Federal funds purchased and short-term borrowed funds:
Maximum outstanding at any month-end during the year	$26,453	$22,324	$6,244
Balance outstanding at end of year	22,401	19,340	808
Average outstanding during the year	22,007	10,135	1,936
Average interest rate during the year	5.26%	2.79%	0.12%
Average interest rate at end of year	5.15	4.38	0.08

At December 31, 2023, short-term borrowings totaled $24.8 billion, an increase of $1.4 billion compared to December 31, 2022. Average short-term borrowings were $24.5 billion, or 5.2% of total funding, for the year ended December 31, 2023, as compared to $15.0 billion, or 3.2%, for the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $38.9 billion at December 31, 2023, a decrease of $4.3 billion compared to December 31, 2022. During the year ended December 31, 2023, the Company had:

•Maturities and redemptions of $5.5 billion of senior notes.
•Issued $8.0 billion fixed-to-floating rate senior notes with interest rates between 4.87% and 7.161% due from June 8, 2027 to June 8, 2034.
•Net redemptions of $6.6 billion of FHLB floating rate advances as issuances in the first quarter of 2023 were more than offset by redemptions throughout the rest of 2023.

Truist Financial Corporation 67

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 31: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2023	Dec 31, 2022
Common equity per common share	$39.31	$40.58
Non-GAAP capital measure:(1)
Tangible common equity per common share	$21.83	$18.04
Calculation of tangible common equity:(1)
Total shareholders’ equity	$59,253	$60,537
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	152	23
Goodwill and intangible assets, net of deferred taxes	23,306	29,908
Tangible common equity	$29,122	$23,933

Common shares outstanding at end of period	1,333,743	1,326,829
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Total shareholders’ equity was $59.3 billion at December 31, 2023, a decrease of $1.3 billion from December 31, 2022. This decrease includes $3.1 billion in common and preferred dividends and a $1.0 billion net loss, partially offset by $1.4 billion received in connection with the TIH minority stake sale, net of tax, and $1.1 billion in OCI. Truist’s book value per common share at December 31, 2023 was $39.31, compared to $40.58 at December 31, 2022. Truist’s TBVPS of $21.83 at December 31, 2023, increased 21% compared to December 31, 2022.

Risk Management

Truist seeks to maintain a comprehensive risk management framework supported by people, processes, and systems to identify, measure, monitor, manage, and report significant risks arising from its exposures and business activities. Effective risk management involves optimizing risk and return while operating in a safe and sound manner, and promoting compliance with applicable laws and regulations. The Company’s risk management framework is designed to promote the execution of business strategies and objectives in alignment with its risk appetite.

Truist has developed and employs a risk framework that further guides business functions in identifying, measuring, responding to, monitoring, and reporting on possible exposures to the organization. Truist has developed a risk taxonomy designed to drive internal risk measurement and monitoring and enable Truist to clearly and transparently communicate to stakeholders the level of potential risk the Company faces and the Company’s position on managing risk to acceptable levels.

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

Truist seeks an appropriate return for the risk taken in its business operations. Risk-taking activities must be evaluated and prioritized to identify those that present attractive risk-adjusted returns, while preserving asset value and capital.

Truist’s compensation plans are designed to consider teammate’s adherence to and successful implementation of Truist’s risk values and associated policies and procedures. The Company’s compensation structure is designed to support its core values and sound risk management practices in an effort to promote judicious risk-taking behavior.

Truist’s purpose, mission, and values are the foundation for the risk management framework utilized at Truist and therefore serve as the basis on which the risk appetite and risk strategy are built. Truist’s RMO provides independent oversight and guidance for risk-taking across the enterprise. In keeping with the belief that consistent values drive long-term behaviors, Truist’s RMO has established the following risk values which are intended to guide teammates’ day-to-day activities:

•Managing risk is the responsibility of every teammate.
•Proactively identifying risk and managing the inherent risks of their businesses is the responsibility of the business units.
•Managing risk with a balanced approach which includes quality, profitability, and growth.
•Utilizing sound and consistent risk management practices.
68 Truist Financial Corporation

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

As illustrated below, the risk management framework is supported by three lines of defense. The following figure describes the roles of the three lines of defense:

Truist’s Risk Governance framework is designed to provide comprehensive Board and management risk oversight, maintaining a committee governance structure that is designed to ensure alignment and execution of the risk management framework. The committee structure provides a mechanism to allow for efficient aggregation and escalation of risk information from the business units up to the risk programs, management and ultimately the Board. The GCO standardizes first-line risk execution and ownership across the company in partnership with the business units and enterprise functions. As part of the first-line of defense, the GCO provides risk advice and effective challenge, issues management, testing, reporting, and business continuity expertise to first-line execution efforts. The GCO coordinates closely with the RMO to ensure proper program execution and regulatory compliance.

Truist Financial Corporation 69

Truist maintains a robust and comprehensive management committee structure reporting to the Truist Board of Directors, or Board committees thereof, that are responsible for providing independent risk oversight of each of Truist’s primary risk types and comprehensive coverage of Truist’s strategy, risk-taking and execution activities. Examples of such committees include the ERC and Management Compensation Oversight Committee.

The ERC serves as the enterprise-wide risk governance body authorized by the Risk Committee of the Board of Directors with responsibility for broad strategic oversight of all risk types and establishing a fully integrated view of risks across Truist at the enterprise level. The ERC is responsible for maintaining an effective risk management framework and monitoring its adoption and execution across the enterprise. The ERC is chaired by the Vice Chair and Chief Risk Officer and its membership includes the Chief Executive Officer, Vice Chair and Chief Operating Officer, Chief Audit Officer, and other designated members of Truist management.

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

Interest Rate Market Risk

As a financial institution, Truist is exposed to interest rate risk from assets, liabilities, and off-balance sheet positions. Truist primarily monitors this risk through two measurement types, (i) net interest income at risk and (ii) economic value of equity, and manages this risk with securities, derivatives, and broader asset liability management activities.
70 Truist Financial Corporation

Net interest income at risk measures changes in net interest income in alternate interest rate scenarios relative to Truist’s baseline scenario, which relies on assumptions including expectations of the economy and interest rates – which are influenced by market conditions, new business volume, pricing, and client behavior. In measuring net interest income at risk, Truist assumes that changes in key factors, such as prepayments and deposit pricing (betas), largely move in line with those it has experienced in prior rate cycles. However, future behavior of key factors used in this measurement may vary. Net interest income at risk measurement assumes, when applicable, that U.S. interest rates will not fall below zero.

Truist evaluates a wide range of alternate scenarios including instantaneous and gradual as well as parallel and non-parallel changes in interest rates. The following table provides additional information on the estimated change to net interest income over the following 12 months for select parallel alternate scenarios, expressed as a percentage change relative to baseline net interest income.

Table 32: Interest Sensitivity Simulation Analysis
Dec 31, 2023
Up 200bps gradual change in interest rates	(1.46)%
Up 50bps instantaneous change in interest rates	(0.36)
Down 50bps instantaneous change in interest rates	(0.10)
Down 200bps gradual change in interest rates	(0.30)

Estimated changes to net interest income in the previous table assume no change in deposit balances or mix relative to the baseline scenario. In an increasing rate scenario, rotation from non-interest-bearing into interest bearing deposits would reduce net interest income. Conversely, in a down rate scenario, rotation from higher yielding to lower yielding deposits would benefit net interest income. Truist performs and monitors sensitivity tests of deposit and other key assumptions used in interest rate risk.

Economic value of equity measures changes in economic value of Truist’s current balance sheet and off-balance sheet hedges under alternate rate scenarios relative to starting economic value. Truist uses economic value of equity as a longer-term measure of interest rate risk.

LIBOR Transition

The remaining tenors of U.S. dollar LIBOR ceased publication of representative rates on June 30, 2023, with only select tenors receiving a synthetic publication through September 30, 2024. Truist provided timely notices and information to impacted clients about the transition to new interest rates post cessation and had minimal use of synthetic LIBOR to support the transition. Most contracts were transitioned to new rates in July and August 2023, in accordance with fallback language. A small number of contracts utilize longer tenor LIBOR rates and will transition by early 2024 (6-month and 12-month LIBOR) based on contractual agreements. Truist has materially completed LIBOR transition efforts, primarily utilizing SOFR replacement rates, and closed formal project efforts as of September 2023.

Fallback language used to remediate loan agreements was generally consistent with ARRC recommendations and included use of “hardwired fallback” language, which transitioned loans to a SOFR based rate after June 30, 2023. For a small number of wholesale contracts remaining without fallback language, Truist leveraged the LIBOR Act and corresponding safe harbor provision to transition these loans to SOFR. Truist’s consumer lending portfolios included fallback language to transition to SOFR, based on lender discretion and as supported by the LIBOR Act; therefore, these contracts did not require remediation and also benefit from the safe harbor provisions of the LIBOR Act.

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

The Company’s preferred securities and the Company’s and Truist Bank’s floating rate notes that reference LIBOR transitioned to a SOFR based rate utilizing application of the LIBOR Act and the rules promulgated thereunder by the FRB. Truist announced that these securities would move to a 3-month adjusted Term SOFR in accordance with the LIBOR Act. See “Note 12. Shareholders’ Equity” for information about preferred stock using LIBOR.

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
Truist Financial Corporation 71

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

Securitizations

As of December 31, 2023, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $49 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of December 31, 2023.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the 12 months ended December 31, 2023 and 2022.
72 Truist Financial Corporation

Table 33: VaR-based Measures
	Year Ended December 31,
	2023		2022
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$30	$14	$38	$14
Average	17	7	17	5
Minimum	10	4	6	3
Period-end	23	11	20	6
VaR by Risk Class:
Interest Rate Risk		5		6
Credit Spread Risk		2		8
Equity Price Risk		5		1
Foreign Exchange Risk		1		—
Portfolio Diversification		(2)		(9)
Period-end		11		6

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

Table 34: Stressed VaR-based Measures - 10 Day Holding Period
	Year Ended December 31,
(Dollars in millions)	2023	2022
Maximum	$164	$109
Average	76	70
Minimum	25	40
Period-end	79	77

Compared to the prior year, Stressed VaR measures were generally higher, primarily due to higher market making inventory and lower diversification benefits in 2023.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended December 31, 2023. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
Truist Financial Corporation 73

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

Stress Testing

The Company uses a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VaR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large, unexpected losses. Stress tests include simulations for risk factor sensitivities, historical repeats and hypothetical scenarios with varying liquidity horizons of key risk factors. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in the Company’s comprehensive stress testing framework. Management reviews stress testing scenarios on an ongoing basis and makes updates, as necessary, which is intended to ensure that both current and emerging risks are captured appropriately. Management also utilizes stress analyses to support the Company’s capital adequacy assessment standards. See the “Capital” section of MD&A for additional discussion of capital adequacy.

Credit Risk

Credit risk is the risk to current or anticipated earnings or capital arising from the default, unwillingness or inability of a borrower, obligor, or counterparty such that an obligation will not be repaid on time and/or in full or the client and/or counterparty will fail to perform on an obligation to the Company or its affiliates. Credit risk exists in all activities where success depends on the performance of a borrower, obligor, or counterparty. Credit risk arises when Truist funds are extended, committed, invested, or otherwise exposed through actual or implied contractual agreements, whether on or off-balance sheet. Credit risk increases when the credit quality of an issuer whose securities or other instruments the Company or its affiliates holds has deteriorated.

Truist has established the following general practices to manage credit risk:

•limiting the amount of credit that individual lenders may extend to a borrower;
•establishing a process for credit approval accountability;
•careful initial underwriting and analysis of borrower, transaction, market, and collateral risks;
•ongoing servicing and monitoring of individual loans and lending relationships;
•maintaining collections and asset resolution teams;
74 Truist Financial Corporation

•continuous monitoring of the portfolio, concentration and transactional limits, emerging risks, market dynamics and the economy; and
•periodically reevaluating the Company’s strategy and overall exposure as economic, market and other relevant conditions change.

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

Liquidity Risk

Liquidity risk is the risk that (i) Truist will be unable to meet its obligations as they come due because of an inability to obtain adequate funding (funding liquidity risk), or (ii) Truist cannot easily monetize assets without significantly lowering market prices because of inadequate market depth or market disruptions (market liquidity risk). Refer to the “Liquidity” section in MD&A for additional discussion.

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

Cybersecurity risk management and strategy

Like other financial services firms, Truist faces an increasingly complex and evolving cybersecurity threat environment. See Item 1A, “Risk Factors” for information on risks from cybersecurity threats. We maintain a risk-based cybersecurity framework that is part of our enterprise-wide risk management framework. It is implemented through people, processes, and technology, whereby we assess, identify, and manage material risks from cybersecurity threats, and seek to continually adapt our risk mitigation activities accordingly.

Our cybersecurity framework is aligned with industry standards such as those of the National Institute of Standards and Technology and the Federal Financial Institutions Examination Council, and is designed to conform to the requirements and guidance from applicable regulatory authorities. In addition, our cybersecurity framework includes internally and third-party focused capabilities that drive the development and implementation of our data security strategy, which is designed to reduce cybersecurity risk while enabling Truist’s corporate business objectives. Truist’s cybersecurity strategy is enabled by Truist’s multilayered defenses, including capabilities that are designed for early and rapid cyber threat identification, detection, protection, response, and recovery.

Truist Financial Corporation 75

Processes for assessing, identifying, and managing material risks from cybersecurity threats

As part of our enterprise risk management framework, we have implemented and maintain a program to assess, identify, and manage risks arising from the cybersecurity threats facing Truist. Truist maintains cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect our clients’, teammates’ and our own data against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.

Truist participates in the federally recognized Financial Services Information Sharing and Analysis Center as a key part of the Company’s cyber threat intelligence and response programs, as well as other industry organizations and initiatives that promote industry best practices such as harmonized cybersecurity standards, cyber readiness, and secure consumer financial data sharing. To further mitigate the risks presented by an evolving cyber threat landscape, Truist provides data protection guidance to clients and promotes data protection awareness and accountability through mandatory teammate training. Truist conducts scenario-driven test exercises simulating impacts and consequences developed through analysis of real-world technology incidents as well as known and anticipated cyber threats. These exercises are designed to assess the viability of Truist’s crisis response and management programs and provide the basis for continuous improvement. Where a potential cybersecurity threat is identified in our environment, our Cyber Incident Response Team evaluates the potential impact to Truist and coordinates remediation where required. Our Cyber Incident Response Team also manages significant cyber-specific events, with escalation to executive management and the Board, as appropriate.

Our cybersecurity framework is also designed to help oversee, identify, and mitigate cybersecurity risks associated with our use of third-party service providers. Following an initial assessment of the level of enterprise risk potentially posed by use of the third-party, the service provider is then subject to further risk-based assessments on its operational resilience and cybersecurity practices, including disaster recovery and business continuity plans that specify the time frame to resume activities and recover data. In its agreements with third-party service providers, Truist then requires service providers to adhere to Truist’s relevant cybersecurity and operational resilience standards, subject to certain exceptions that are managed on a case-by-case basis.

Our cybersecurity framework is routinely assessed to ensure the effectiveness of key controls through third-party cybersecurity maturity measurements, technology risk oversight, compliance risk management testing and monitoring, internal audit review, and regulatory oversight.

In addition, Truist continues to strengthen its cross-functional, holistic approach to enterprise resilience by addressing potential amplification of risks from significant technology, cybersecurity and data incidents. As part of these efforts, Truist is deepening capabilities for both disaster recovery and restoration, along with the implementation of other resilience measures.

Management’s role in assessing and managing material risks from cybersecurity threats

Truist’s cybersecurity framework is operated and maintained by management, including the CIO, CISO, CRO and CTRO. These senior officers are responsible for assessing and managing Truist’s cybersecurity risks. Our cybersecurity framework strategy, which is overseen by CISO, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Our cybersecurity framework also includes processes for escalating and considering the materiality of incidents that impact Truist, including escalation to executive management and the Board, which are periodically tested through tabletop exercises to test Truist’s preparedness.

In addition, our Technology Management Committee is an internal committee created to ensure that members of executive management overseeing multiple business units understand pertinent technology-related topics, including cybersecurity and information security, and associated risks. The Technology Management Committee provides additional oversight of cybersecurity and information security strategy, including understanding and prioritizing cybersecurity and information security capabilities and associated risks.

The members of management that lead our Cybersecurity Program and strategy have extensive experience in technology, cybersecurity, and information security. Our CIO of has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of information technology strategy, risk management, and information security. Following the departure of our CISO in January 2024, we have appointed an interim CISO while our search for a permanent CISO continues. Our interim CISO has over 20 years of experience as a technology and information security executive in the financial services industry, including serving as CISO at two different financial institutions and as a supervising examiner for the Federal Reserve Bank of New York.

76 Truist Financial Corporation

Board of Directors’ oversight of risks from cybersecurity threats

Our Board has primary responsibility for the oversight of our enterprise risk management, and exercises its oversight function in respect of cybersecurity risk through two of its committees. The Risk Committee of the Board is responsible for oversight of Truist’s risk management function, involving approving and reviewing Truist’s risk management framework and policies as well as overseeing management’s implementation of Truist’s risk management framework and significant risk policies. In addition, the Technology Committee of the Board assists the Board and the Risk Committee in oversight of Truist’s technology risks.

The oversight responsibility of our Board and its committees is facilitated through management-reporting processes designed to provide visibility to the Board and its committees on the processes for the identification, assessment, prioritization and management of critical risks and management’s risk mitigation strategies. For example, members of the Risk Committee receive regular reports from our CRO and CTRO related to information technology and cybersecurity risks to Truist. The Risk Committee may also meet throughout the year with risk management advisors and discuss with executive management any recommendations received. In addition, the Technology Committee receives reports from management regarding Truist’s practices, management, and functioning of technology operations and cybersecurity and information security risks, and reviews and discusses Truist’s technology policies, standards and controls. On at least a semi-annual basis, the Technology Committee reports to the Risk Committee the significant activities undertaken by the Technology Committee involving oversight of technology risks in support of the Risk Committee’s overall responsibility and oversight of Truist’s risk management framework. The CISO provides updates at every Technology Committee meeting on cybersecurity and information security risk, and the Board annually reviews and approves our Information Security Program and Information Security Policy.

Truist provides ongoing development and education to its directors with respect to cybersecurity, including presentations at Board meetings on special topics, such as updates on cybersecurity legislation and regulation, as well as making available written materials and video presentations to directors for review at their own pace. The Board also conducts a cybersecurity tabletop exercise at least every other year to simulate Truist’s analysis and response to hypothetical cybersecurity incidents. In addition, Truist provides directors with a Board Cybersecurity Handbook that provides details on key Truist practices, resources and protocols relating to cybersecurity protection, response and preparedness. Finally, as required by the Gramm-Leach-Bliley Act, the Board receives an update at least annually on Truist’s information security program.

Data Risk

Truist is subject to risk that data may be negatively impacted by integrity, quality, availability, and privacy, which could potentially impact regulatory and management reporting, public disclosures, and business decisions. Truist recognizes the importance of maintaining accurate and reliable data and maintains a formal data risk management program to mitigate risks related to data fidelity. Through active data risk monitoring and accuracy testing, Truist provides reasonable assurance over the quality and retention of key data used for operational, strategic, regulatory, and compliance purposes. Management and the Board provide oversight of the data risk management program and receive regular updates from the Chief Data Risk Officer. While the current data risk management program identifies and mitigates data risk, the data risk program must be dynamic and is actively expanding oversight to enhance data risk management capabilities to achieve the data risk management objectives defined in the strategic plan.

Compliance Risk

Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules, or regulations, or from non-conformance with prescribed practices, internal policies, and procedures or ethical standards. This risk exposes Truist to fines, civil monetary penalties, payment of damages, and the voiding of contracts. Compliance risk can result in diminished reputation, reduced franchise or enterprise value, limited business opportunities, increased costs and expenses, and lessened expansion potential.

Strategic Risk

Strategic risk is the risk to earnings, capital, stock price, diminished stakeholder confidence, or negative impact to human capital resulting from ineffective strategy and execution, adverse business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Truist is committed to fulfilling its overall strategic objectives by setting and successfully executing established business strategies to deliver on earnings growth and maintaining strong confidence and trust with key stakeholder constituencies.

Truist Financial Corporation 77

Reputational Risk

Truist manages reputational risk under an established risk management framework that includes established policies and procedures embedded within its existing business and risk management processes. The Company proactively monitors, identifies, and internally escalates potential reputational risk events and endeavors to mitigate such reputational risks in a timely manner. Truist takes pride with ensuring transparent and accurate communication, both internally and externally, to respond to key stakeholders on issues or events that give rise to potential reputational risk. Truist utilizes an established risk taxonomy that is used to help identify, measure, and monitor reputational risk that enables clear transparently communication to stakeholders on the level of potential risk faced by the Company which in turn allows for effective management of risk to acceptable levels.

Truist is committed to operating in a manner that reflects the Company’s stated Purpose, Mission, and Values and seeks to protect its reputation, public confidence, and resilience by identifying and evaluating associated risks that conflict with the expectations of the Company’s internal and external stakeholders, including clients, teammates, investors, regulators, and communities.

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

MRO manages model risk in a holistic manner through a suite of model governance and model validation activities. The risk of each model is assessed and classified into various risk tiers. Additionally, MRO maintains an enterprise-wide model inventory containing relevant model information. Regarding model validation, MRO utilizes internal validation analysts and managers with skill sets in predictive modeling to perform detailed reviews of model development, implementation, and conceptual soundness. On certain occasions, the MRO will also engage external parties to assist with validation efforts. Once in a production environment, MRO assesses a model’s performance on a periodic basis through ongoing monitoring reviews. MRO tracks issues that have been identified during model validation or through ongoing monitoring and engages with model owners to ensure their timely remediation. MRO gauges model risk utilizing a collection of key risk indicators, which are periodically reported to relevant committees, including but not limited to, the Model Risk Management Committee and the ERC. MRO will also present model risk topics to the Board Risk Committee as necessary.

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

78 Truist Financial Corporation

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

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $84.9 billion and Truist’s average LCR was 112% for the three months ended December 31, 2023.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which are designed to ensure that banking organizations maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At December 31, 2023, Truist was compliant with this requirement.

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

Table 35: Selected Liquidity Sources
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Unused borrowing capacity:
FRB	$55,252	$49,250
FHLB	24,712	20,770
Available investment securities (after haircuts)	74,717	85,401
Available secured borrowing capacity	154,681	155,421
Eligible cash at the FRB	25,085	15,556
Total	$179,766	$170,977

At December 31, 2023, Truist Bank’s available secured borrowing capacity represented approximately 3.4 times the amount of wholesale funding maturities in one-year or less. Truist additionally has the ability to increase sources of funding by pledging available investment securities to receive the par value of the collateral under the FRB Bank Term Funding Program.

Truist Financial Corporation 79

Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, and payments on and, from time-to-time, potential repurchases or redemptions of a portion of an outstanding tranche of the long-term debt of the Parent Company (as may be permitted by the terms of each respective series). See “Note 22. Parent Company Financial Information” for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At December 31, 2023 and December 31, 2022, the Parent Company had 48 months and 37 months, respectively, of cash on hand to satisfy projected cash outflows, and 30 months and 22 months, respectively, when including the payment of common stock dividends.

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

The following table presents the credit ratings and outlooks of Truist and Truist Bank as of December 31, 2023:

Table 36: Credit Ratings of Truist Financial Corporation and Truist Bank
	Moody’s	S&P	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	A3	A- / A-2	A+ / F1	AAL / R-1M
Senior unsecured	A3	A-	A	AAL
Subordinated	A3	BBB+	A-	AH
Preferred stock	Baa2(hyb)	BBB-	BBB	AL
Truist Bank:
Issuer	A2	A / A-1	A+ / F1	AA / R-1H
Senior unsecured	A2	A	A+	AA
Deposits	Aa3 / P-1	NA	AA- / F1+	AA
Subordinated	(P) A2	A-	A	AAL
Ratings outlook:
Credit trend	Negative	Stable	Negative	Stable

Changes in the Company’s credit ratings and outlooks during 2023 include:

•On March 31, 2023, S&P Global Ratings affirmed the ratings of Truist and Truist Bank and revised the outlook on those ratings to “stable” from “positive,” citing heightened market volatility in the wake of bank failures in the first half of 2023 and, with inflation still elevated, higher uncertainty, and greater downside risk in the economic outlook. The change in outlook was part of a broader action by S&P Global Ratings whereby the “positive” outlook on three other large U.S. banks was revised to “stable.”
•On August 7, 2023, Moody’s Investors Service placed the long-term ratings and certain short-term ratings of Truist and Truist Bank “under review for downgrade,” citing Truist’s comparatively low, though improving, level of capitalization, along with weaknesses in asset-liability management. The review also reflects the view of Moody’s Investor Service that the stability of U.S. banks’ deposit funding has declined, as reflected in the agency’s decision to lower the U.S. macro profile.
80 Truist Financial Corporation

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
•On October 16, 2023, Fitch Ratings affirmed the ratings of Truist and Truist Bank and revised the ratings outlook to “negative” from “stable.” In affirming Truist’s ratings, Fitch Ratings cited the company’s diverse revenue model, solid asset quality, and expected capital build over the rating horizon; however, the “negative” ratings outlook reflects the view of Fitch Ratings that Truist currently has less “headroom” to face increasing earnings pressures than similarly-rated peers.
•On November 1, 2023, Moody’s Investors Service affirmed the ratings of Truist and Truist Bank and revised the outlook on those ratings to “negative” from “rating under review for downgrade.” The confirmation of Truist’s ratings reflects Moody’s Investor Service’s view that Truist should be able to continue to grow its capital ratios through earnings retention and balance sheet optimization activities, and also maintain adequate control of its asset liability management risks, including rising funding costs and its sizeable holdings of low-yielding, fixed-rate assets.
•On February 20, 2024, Moody’s Investors Service placed the long-term ratings and certain short-term ratings of Truist and Truist Bank “under review for downgrade,” citing that even though its capitalization will improve materially, Truist will be less diversified and will have greater reliance on net interest income, and as a consequence of these factors, it will likely have greater earnings volatility following the sale of TIH.
•On February 20, 2024, Fitch Ratings downgraded the ratings of Truist and Truist Bank to ‘A’ from ‘A+’ following the announced sale of TIH. Fitch has also downgraded TFC and Truist Bank’s viability rating to ‘a’ from ‘a+.’ The rating outlook is “stable.” Fitch Ratings cited: (i) TIH as largest source of fee income; (ii) the segment has grown faster than rest of the bank and benefited from higher inflation in recent years; and (iii) the sale will result in a less diverse business mix than similarly-rated peers.
•On February 20, 2024, DBRS, Inc. affirmed the ratings of Truist and Truist Bank and maintained a “stable” ratings outlook, citing the sale of the remaining stake in TIH has no impact on the Company’s credit ratings.
•On February 22, 2024, S&P Global Ratings affirmed its ‘A-/A-2’ issuer credit ratings on Truist and its ‘A/A-1’ ratings on Truist Bank, citing that the TIH sale will significantly boost Truist’s regulatory capital ratios, enhance Truist’s liquidity, and help fund continued organic growth in its core banking businesses. The outlook on the long-term ratings is stable.

Management believes current sources of liquidity are adequate to meet Truist’s current requirements and plans for continued growth. As of December 31, 2023, the Company had $2.3 billion in obligations to purchase goods or services that are enforceable and legally binding. Many of the purchase obligations have terms that are not fixed and determinable and are included in the total amount of obligations based upon the estimated timing and amount of payment. In addition, certain of the purchase agreements contain clauses that would allow Truist to cancel the agreement with specified notice; however, that impact is not included in determining the total amount of obligations. See “Note 9. Other Assets and Liabilities,” “Note 11. Borrowings,” and “Note 16. Commitments and Contingencies” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

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

Truist Financial Corporation 81

Truist regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s objective is to maintain capital at levels that are in excess of internal capital limits, which are above the regulatory “well-capitalized” minimums. Management has implemented internal stress capital ratio minimums to evaluate whether capital ratios calculated after the effect of alternative capital actions are likely to remain above internal minimums. Breaches of internal stressed minimums prompt a review of the planned capital actions included in Truist’s capital plan.

Table 37: Capital Requirements
	Minimum Capital	Well-Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.4%
Tier 1 capital	6.0	6.0%	8.0	8.9
Total capital	8.0	10.0	10.0	10.9
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB requirement of 2.9% applicable to Truist as of December 31, 2023. Truist’s SCB requirement, received in the 2023 CCAR process, is effective from October 1, 2023 to September 30, 2024.

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

Truist Bank’s capital ratios are presented in the following table:

Table 38: Capital Ratios - Truist Bank
	Dec 31, 2023	Dec 31, 2022
CET1	11.7%	10.6%
Tier 1 capital	11.7	10.6
Total capital	13.3	12.1
Leverage ratio	9.2	8.5
Supplementary leverage ratio	7.9	7.3

Truist’s capital ratios are presented in the following table:

Table 39: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Risk-based:
CET1	10.1%	9.0%
Tier 1 capital	11.6	10.5
Total capital	13.7	12.4
Leverage ratio	9.3	8.5
Supplementary leverage ratio	7.9	7.3
Risk-weighted assets	$423,705	$434,413

Truist’s capital level at December 31, 2023 remains strong compared to the regulatory levels for well-capitalized banks. Truist’s CET1 ratio was 10.1% as of December 31, 2023. The 110 basis point increase since December 31, 2022 resulted from organic capital generation and the minority stake sale in TIH, partially offset by the CECL phase in. The remaining CECL phase in will be amortized ratably in the first quarters of 2024 and 2025.

Truist paid $2.8 billion in common stock dividends, or $2.08 per share, during 2023, compared to $2.7 billion, or $2.00 per share, for 2022. Truist did not have any share repurchases for 2023 and repurchased $250 million in common stock in 2022. In early 2024, Truist declared common dividends of $0.52 per share for the first quarter of 2024.
82 Truist Financial Corporation

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

ACL

Truist’s ACL represents management’s best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The ACL estimation process includes both quantitatively calculated components as well as qualitative components. Quantitative models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. Certain loans or leases that do not have similar risk characteristics are individually evaluated when establishing an allowance for expected credit losses. The macroeconomic forecast data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one-year period. As a means of addressing uncertainty related to future economic conditions, the quantitative allowance components include an adjustment that reflects model outputs calculated using a range of potential future economic conditions. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or to capture the losses expected at the balance sheet date or prior to January 1, 2023 it is reasonably expected that the loan will be modified as a TDR.

The qualitative components of the ACL incorporate management’s judgment in determining qualitative adjustments where model outputs are inconsistent with management’s expectations with respect to expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to current economic conditions, and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

Management considers a range of macroeconomic forecast data in connection with the allowance estimation process. Under the range of scenarios considered as of December 31, 2023, use of the Company’s pessimistic scenario would have resulted in an increase to the modeled allowance results of approximately $2.2 billion. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.

The Company individually evaluates expected credits losses related to loans and leases that do not share similar risk characteristics and prior to January 1, 2023 loans that have been classified as a TDR. For individually evaluated loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any, while prior to January 1, 2023 for TDRs, default expectations and estimated prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL.

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

Truist Financial Corporation 83

Fair Value of Financial Instruments

The vast majority of assets and liabilities measured at fair value on a recurring basis are based on either quoted market prices or market prices for similar instruments. Refer to “Note 18. Fair Value Disclosures” for additional disclosures regarding the fair value of financial instruments and “Note 2. Business Combinations, Divestitures, and Noncontrolling Interests” for additional disclosures regarding business combinations.

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

84 Truist Financial Corporation

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

At December 31, 2023, Truist’s reporting units with goodwill balances were CB&W, C&CB, and IH. Management performs a goodwill impairment analysis on an annual basis as of October 1 or more often if events or circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. For its annual impairment review, Truist performed a quantitative test of each of its reporting units. The quantitative impairment test estimates the fair value of the reporting units using the income approach and a market-based approach, weighted 50% and 50%, respectively. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information. The income approach utilizes a discounted cash flow analysis of multi-year financial forecasts developed for each reporting unit by considering several inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. The market based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of expected acquirer expense synergies, historic bank control premiums, and the current market.

The projection of net interest margin and noninterest expense are the most significant inputs to the financial projections of the CB&W and C&CB reporting units. The long-term growth rate used in determining the terminal value of each reporting unit was 3% as of October 1, 2023, based on management’s assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. The discount rates utilized for the CB&W, C&CB, and IH reporting units as of October 1, 2023 were 13.5%, 12.5%, and 11.0%, respectively.

Truist Financial Corporation 85

Based on the Company’s annual impairment test of goodwill, it was determined for the CB&W and C&CB reporting units that the respective reporting units’ carrying value was in excess of its respective fair value as of October 1, 2023, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $6.1 billion for the year ended December 31, 2023. The goodwill impairment was primarily due to the continued impact of higher interest rates and discount rates on the CB&W and C&CB reporting units, and a sustained decline in banking industry share prices, including Truist’s. For the IH reporting unit, it was determined that the reporting unit’s fair value was in excess of its respective carrying value as of October 1, 2023.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Circumstances that could negatively impact the fair value of Truist’s reporting units in the future include a sustained decrease in Truist’s stock price, continued decline in industry peer multiples, an increase in the applicable discount rate and further deterioration in the reporting units’ forecasts. Additionally, a reporting unit’s carrying value could change based on market conditions, change in the underlying makeup of the reporting unit, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

The Company monitored events and circumstances during the period from October 1, 2023 through December 31, 2023, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2023 quantitative impairment test, and the sensitivity of the October 1, 2023 quantitative test results to changes in assumptions through December 31, 2023. Based on these considerations, management concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2023.

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

Management also considered the sensitivity that changes in the expected return on plan assets and the discount rate would have on pension expense. For the Company’s qualified plans, a decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $29 million for 2024, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $145 million in pension expense for 2024. This estimate reflects the sensitivity of certain factors considered in calculation of pension expense but does not consider all factors that could increase or decrease estimates calculated.

Refer to “Note 15. Benefit Plans” for disclosures related to the benefit plans.
86 Truist Financial Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Truist Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Truist Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Truist Financial Corporation 87

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

Allowance for Credit Losses for Certain Commercial, Consumer, and Credit Card Portfolios

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) represents management’s best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company’s consolidated ACL balance was $5.1 billion as of December 31, 2023, including $2.2 billion for commercial portfolios, $2.2 billion for consumer portfolios, and $0.4 billion for credit card. As disclosed by management, estimates of expected future loan and lease losses are determined by using statistical models and management’s judgment. The ACL estimation process includes both quantitatively calculated components as well as qualitative components. Quantitative models are designed to forecast probability of default, exposure at default, and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied to pools of loans with similar risk characteristics. The macroeconomic forecast data used in the quantitative models is based on forecasted variables for a reasonable and supportable period. The qualitative components of the ACL incorporate management’s judgment in determining qualitative adjustments where model outputs are inconsistent with management’s expectations with respect to expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to current economic conditions, and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

The principal considerations for our determination that performing procedures relating to the ACL for certain commercial, consumer, and credit card portfolios is a critical audit matter are (i) the significant judgment by management in determining the quantitative model results and certain qualitative adjustments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the quantitative model results and certain qualitative adjustments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s ACL estimation process for certain commercial, consumer, and credit card portfolios, which included controls related to the quantitative model results and certain qualitative adjustments. These procedures also included, among others, testing management’s process for determining the ACL for certain commercial, consumer, and credit card portfolios quantitative model results and certain qualitative adjustments, which included evaluating the appropriateness of the quantitative models and management’s methodology, testing the completeness and accuracy of the underlying data used in determining the quantitative model results and certain qualitative adjustments, and evaluating the reasonableness of judgments used by management in determining certain qualitative adjustments. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the quantitative models and (ii) the reasonableness of judgments used by management in determining certain qualitative adjustments.

Goodwill Impairment Analyses – CB&W and C&CB Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $20.9 billion as of December 31, 2023. The goodwill associated with the Consumer Banking and Wealth (CB&W) and Corporate and Commercial Banking (C&CB) reporting units was $13.5 billion and $3.7 billion, respectively. As disclosed by management, management performs a goodwill impairment analysis on an annual basis as of October 1 or more often if events or circumstances indicate that is more-likely-than-not that the fair value of a reporting unit is below its carrying value. The quantitative impairment test estimates the fair value of the reporting units using the income approach and a market based approach. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information. The income approach utilizes a discounted cash flow analysis of multi-year financial forecasts developed for each reporting unit considering several inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense and required capital. The market based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

88 Truist Financial Corporation

The principal considerations for our determination that performing procedures relating to the goodwill impairment analyses of the CB&W and C&CB reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the CB&W and C&CB reporting units using the income approach and market based approach; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net interest margin, noninterest expense, and the discount rates used in the income approach and the key valuation multiples and market control premiums used in the market based approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment analyses, which included controls related to the valuation of the CB&W and C&CB reporting units. These procedures also included, among others, testing management’s process for determining the fair value estimate of the CB&W and C&CB reporting units, which included evaluating the appropriateness of management’s income approach and market based approach, testing the completeness and accuracy of the underlying data used in the income approach and market based approach, and evaluating the reasonableness of management’s significant assumptions related to net interest margin, noninterest expense, and the discount rates used in the income approach and the key valuation multiples and market control premiums used in the market based approach. Evaluating management’s assumptions related to net interest margin and noninterest expense involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the CB&W and C&CB reporting units and (ii) the consistency with external data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and the market based approach and (ii) the reasonableness of the net interest margin and discount rate assumptions used in the income approach and the key valuation multiples and market control premium assumptions used in the market based approach.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 27, 2024

We have served as the Company’s auditor since 2002.
Truist Financial Corporation 89

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2023	Dec 31, 2022
Assets
Cash and due from banks	$5,072	$5,379
Interest-bearing deposits with banks	25,572	16,042
Securities borrowed or purchased under agreements to resell	2,378	3,181
Trading assets at fair value	4,332	4,905
AFS securities at fair value	67,366	71,801
HTM securities (fair value of $44,630 and $47,791, respectively)	54,107	57,713
LHFS (including $852 and $1,065 at fair value, respectively)	1,280	1,444
Loans and leases (including $15 and $18 at fair value, respectively)	312,061	325,991
ALLL	(4,798)	(4,377)
Loans and leases, net of ALLL	307,263	321,614
Premises and equipment	3,370	3,605
Goodwill	20,901	27,013
CDI and other intangible assets	3,160	3,672
Loan servicing rights at fair value	3,378	3,758
Other assets (including $1,311 and $1,582 at fair value, respectively)	37,170	35,128
Total assets	$535,349	$555,255
Liabilities
Noninterest-bearing deposits	$111,624	$135,742
Interest-bearing deposits	284,241	277,753
Short-term borrowings (including $1,625 and $1,551 at fair value, respectively)	24,828	23,422
Long-term debt	38,918	43,203
Other liabilities (including $2,597 and $2,971 at fair value, respectively)	16,485	14,598
Total liabilities	476,096	494,718
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,669	6,634
Additional paid-in capital	36,177	34,544
Retained earnings	22,088	26,264
AOCI, net of deferred income taxes	(12,506)	(13,601)
Noncontrolling interests	152	23
Total shareholders’ equity	59,253	60,537
Total liabilities and shareholders’ equity	$535,349	$555,255
Common shares outstanding	1,333,743	1,326,829
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
90 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Year Ended December 31,
	2023	2022	2021
Interest Income
Interest and fees on loans and leases	$19,518	$13,252	$11,481
Interest on securities	3,066	2,763	2,090
Interest on other earning assets	1,872	622	203
Total interest income	24,456	16,637	13,774
Interest Expense
Interest on deposits	6,355	1,145	148
Interest on long-term debt	2,215	791	573
Interest on other borrowings	1,286	385	47
Total interest expense	9,856	2,321	768
Net Interest Income	14,600	14,316	13,006
Provision for credit losses	2,109	777	(813)
Net Interest Income After Provision for Credit Losses	12,491	13,539	13,819
Noninterest Income
Insurance income	3,354	3,043	2,627
Wealth management income	1,358	1,338	1,392
Investment banking and trading income	822	995	1,441
Card and payment related fees	936	944	874
Service charges on deposits	869	1,026	1,060
Mortgage banking income	437	460	734
Lending related fees	447	375	349
Operating lease income	254	258	262
Securities gains (losses)	—	(71)	—
Other income	313	351	551
Total noninterest income	8,790	8,719	9,290
Noninterest Expense
Personnel expense	8,654	8,467	8,632
Professional fees and outside processing	1,341	1,411	1,442
Software expense	929	932	945
Net occupancy expense	715	744	764
Amortization of intangibles	527	583	574
Equipment expense	409	478	513
Marketing and customer development	297	352	294
Operating lease depreciation	175	184	190
Regulatory costs	824	183	137
Merger-related and restructuring charges	375	513	822
Goodwill impairment	6,078	—	—
Other expense	1,142	742	803
Total noninterest expense	21,466	14,589	15,116
Earnings
Income (loss) before income taxes	(185)	7,669	7,993
Provision for income taxes	862	1,402	1,556
Net income (loss)	(1,047)	6,267	6,437
Noncontrolling interests	44	7	(3)
Preferred stock dividends and other	361	333	407
Net income (loss) available to common shareholders	$(1,452)	$5,927	$6,033
Basic EPS	$(1.09)	$4.46	$4.51
Diluted EPS	(1.09)	4.43	4.47
Basic weighted average shares outstanding	1,331,963	1,328,120	1,337,144
Diluted weighted average shares outstanding	1,331,963	1,338,462	1,349,378
The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 91

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(1,047)	$6,267	$6,437
OCI, net of tax:
Net change in net pension and postretirement costs	456	(1,449)	789
Net change in cash flow hedges	(222)	(69)	55
Net change in AFS securities	617	(10,757)	(3,164)
Net change in HTM securities	241	284	—
Other, net	3	(6)	—
Total OCI, net of tax	1,095	(11,997)	(2,320)
Total OCI	$48	$(5,730)	$4,117
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$138	$(445)	$243
Net change in cash flow hedges	(69)	(21)	17
Net change in AFS securities	155	(3,277)	(971)
Net change in HTM securities	65	83	—
Total income taxes related to OCI	$289	$(3,660)	$(711)

The accompanying notes are an integral part of these consolidated financial statements.
92 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2021	1,348,961	$8,048	$6,745	$35,843	$19,455	$716	$105	$70,912
Net income	—	—	—	—	6,440	—	(3)	6,437
OCI	—	—	—	—	—	(2,320)	—	(2,320)
Issued in connection with equity awards, net	6,466	—	32	(120)	(5)	—	—	(93)
Redemption of preferred stock	—	(1,375)	—	—	(40)	—	—	(1,415)
Repurchase of common stock	(27,609)	—	(138)	(1,478)	—	—	—	(1,616)
Cash dividends declared on common stock	—	—	—	—	(2,485)	—	—	(2,485)
Cash dividends declared on preferred stock	—	—	—	—	(367)	—	—	(367)
Equity-based compensation expense	—	—	—	320	—	—	—	320
Other, net	—	—	—	—	—	—	(102)	(102)
Balance, December 31, 2021	1,327,818	6,673	6,639	34,565	22,998	(1,604)	—	69,271
Net income	—	—	—	—	6,260	—	7	6,267
OCI	—	—	—	—	—	(11,997)	—	(11,997)
Issued in connection with equity awards, net	4,119	—	21	(115)	(5)	—	—	(99)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(2,656)	—	—	(2,656)
Cash dividends declared on preferred stock	—	—	—	—	(333)	—	—	(333)
Equity-based compensation expense	—	—	—	318	—	—	—	318
Other, net	—	—	—	—	—	—	16	16
Balance, December 31, 2022	1,326,829	6,673	6,634	34,544	26,264	(13,601)	23	60,537
Net income (loss)	—	—	—	—	(1,091)	—	44	(1,047)
OCI	—	—	—	—	—	1,095	—	1,095
Received in connection with TIH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	6,914	—	35	(4)	(9)	—	—	22
Cash dividends declared on common stock	—	—	—	—	(2,770)	—	—	(2,770)
Cash dividends declared on preferred stock	—	—	—	—	(361)	—	—	(361)
Equity-based compensation expense	—	—	—	320	—	—	—	320
Other, net	—	—	—	—	55	—	(11)	44
Balance, December 31, 2023	1,333,743	$6,673	$6,669	$36,177	$22,088	$(12,506)	$152	$59,253

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 93

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(1,047)	$6,267	$6,437
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,109	777	(813)
Depreciation	688	783	810
Amortization of intangibles	527	583	574
Goodwill impairment	6,078	—	—
Securities (gains) losses	—	71	—
Net change in operating assets and liabilities:
LHFS	213	2,479	1,411
Loan servicing rights	(28)	(813)	(206)
Pension asset	(2,024)	1,399	(1,580)
Derivative assets and liabilities	409	3,836	1,296
Trading assets	573	(482)	(551)
Other assets and other liabilities	1,128	(1,434)	285
Other, net	5	(2,385)	229
Net cash from operating activities	8,631	11,081	7,892
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	21	3,314	148
Proceeds from maturities, calls and paydowns of AFS securities	10,009	12,299	33,968
Purchases of AFS securities	(4,230)	(9,357)	(70,775)
Proceeds from maturities, calls and paydowns of HTM securities	3,934	5,140	—
Purchases of HTM securities	—	(3,020)	—
Originations and purchases of loans and leases, net of sales and principal collected	12,202	(32,840)	9,787
Net cash received (paid) for FHLB stock	81	(1,231)	116
Net cash received (paid) for securities borrowed or purchased under agreements to resell	803	847	(2,283)
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	(17)	(4,673)	(1,638)
Other, net	55	(451)	(1,379)
Net cash from investing activities	22,858	(29,972)	(32,056)
Cash Flows From Financing Activities:
Net change in deposits	(17,630)	(2,986)	35,423
Net change in short-term borrowings	1,397	18,060	(800)
Proceeds from issuance of long-term debt	50,943	15,777	4,728
Repayment of long-term debt	(55,018)	(7,297)	(7,959)
Repurchase of common stock	—	(250)	(1,616)
Redemption of preferred stock	—	—	(1,415)
Cash dividends paid on common stock	(2,770)	(2,656)	(2,485)
Cash dividends paid on preferred stock	(361)	(333)	(367)
Net cash received (paid) for hedge unwinds	(737)	(185)	—
Net cash from TIH minority stake sale	1,922	—	—
Other, net	(12)	(113)	82
Net cash from financing activities	(22,266)	20,017	25,591
Net Change in Cash and Cash Equivalents	9,223	1,126	1,427
Cash and Cash Equivalents, January 1	21,421	20,295	18,868
Cash and Cash Equivalents, December 31	$30,644	$21,421	$20,295
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$9,138	$2,007	$859
Income taxes	780	479	792
Noncash investing activities:
Transfer of loans HFI to LHFS	5,219	549	925
Purchases (sales) of securities not yet settled	—	—	2,275
Transfer of AFS securities to HTM	—	59,436	—

The accompanying notes are an integral part of these consolidated financial statements.
94 Truist Financial Corporation

NOTE 1. Basis of Presentation

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. As a leading U.S. commercial bank, Truist has leading market share in many of the high-growth markets across the country. Truist offers a wide range of products and services through our wholesale and consumer businesses, including consumer and small business banking, commercial banking, corporate and investment banking, insurance, wealth management, payments, and specialized lending businesses. Headquartered in Charlotte, North Carolina, Truist is a top-10 commercial bank. In 2023, the Company operated and measured business activity across three business segments: Consumer Banking and Wealth, Corporate and Commercial Banking, and Insurance Holdings. These segments are being realigned in the first quarter of 2024. For additional information on the Company’s business segments and their realignment, see “Note 21. Operating Segments.”

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

Investments in VIEs are evaluated to determine if Truist is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to Truist’s obligation to absorb losses or receive residual returns of the entity. For changes in facts and circumstances, Truist re-assesses whether or not it is a primary beneficiary of a VIE. Truist has variable interests in certain entities that are not required to be consolidated. Refer to “Note 16. Commitments and Contingencies” for additional disclosures regarding Truist’s VIEs.

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

Reclassifications

In 2023, Truist reclassified certain portfolios within the consumer portfolio segment to delineate home equity from other consumer portfolios. Additionally, Truist realigned Prime Rate Premium Finance Corporation, which includes AFCO Credit Corporation and CAFO Holding Company, into the C&CB segment from the IH segment. Prior period results have been revised to conform to the current presentation.

In 2023, Truist updated its segment cost allocation methodology. Results for 2023 have been revised to conform to the current presentation. Management concluded the impact to 2022 was not material.

Certain other amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Truist Financial Corporation 95

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

Business Combinations

Truist accounts for business combinations using the acquisition method. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is recorded as goodwill.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks that have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Restricted cash was immaterial at December 31, 2023 and 2022.

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

96 Truist Financial Corporation

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

In certain circumstances, the Company may transfer certain loans from HFI to LHFS. At the time of transfer, the loans are recorded at LOCOM and charge-offs are recorded as necessary at the transfer date. Subsequent to the initial transfer to LHFS these assets are revalued at each subsequent reporting date, and any resulting adjustments are reported as changes to a valuation allowance, which is recorded as a component of Noninterest income in the Consolidated Statements of Income. For additional information on the Company’s LHFS, see “Note 18. Fair Value Disclosures.”

Truist Financial Corporation 97

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

Unearned income, discounts, and net deferred loan fees and costs include direct costs associated with loan origination as well as premiums and discounts from origination or purchase, which are deferred and amortized over the respective loan terms.

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

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. Purchased loans are evaluated upon acquisition and classified as either PCD, which indicates that the loan reflects more-than-insignificant deterioration in credit quality since origination, or non-PCD. Truist considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, previous reportable loan modifications, bankruptcies, and other qualitative factors that indicate deterioration in credit quality since origination.

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

98 Truist Financial Corporation

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

TDRs

Prior to January 1, 2023, modifications to a borrower’s debt agreement were considered TDRs if a concession was granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. TDRs were undertaken to improve the likelihood of recovery on the loan and took the form of modifications that result in the stated interest rate of the loan being lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances, forgiveness of principal or interest. A restructuring that results in only a delay in payments that is insignificant was not considered an economic concession.

TDRs were classified as performing or nonperforming, depending on the individual facts and circumstances of the borrower and an evaluation as to whether the borrower was able to repay the loan based on the modified terms. In circumstances where the TDR involved charging off a portion of the loan balance, Truist classified these TDRs as nonperforming.

The decision to maintain commercial TDRs on performing status was based on a current, well documented credit evaluation of the borrowers’ financial condition and prospects for repayment under the modified terms. This evaluation included consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of cash flow available to pay debt obligations, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also included an evaluation of the borrower’s willingness to pay, which could include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation could also include review of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and other consumer loans included an evaluation of the client’s debt-to-income ratio, credit report, property value and certain other client-specific factors that impact the clients’ ability to make timely principal and interest payments on the loan.

Truist Financial Corporation 99

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

(number of days)	Placed on Nonperforming(1)(2)			Evaluated for Charge-off(2)
Commercial:
Commercial and industrial	90	(3)		90	(3)
CRE	90	(3)		90	(3)
Commercial construction	90	(3)		90	(3)
Consumer:
Residential mortgage(4)	90	to	180	90	to	180
Home equity(4)	90	to	120	90	to	180
Indirect auto(4)	90			120
Other consumer(4)	90	to	120	90	to	120
Student(5)(6)	NA			120	to	180
Credit card(7)	NA			90	to	180
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
(6)Government guaranteed loans are considered to be in default once they reach 270 days past due and claims are generally filed once the loans reach 365 days past due. The non-guaranteed balance, which ranges from 2-3%, is charged off once the claim proceeds related to the guaranteed portion have been received, which typically occurs no later than 365 days past due.
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

Assets acquired as a result of foreclosure are initially recorded at fair value, less estimated cost to sell, and subsequently carried at LOCOM. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than 12 months old, otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition of these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s loan and lease activities, see “Note 5. Loans and ACL.”

100 Truist Financial Corporation

ACL

The ACL includes the ALLL and RUFC. The ACL represents management’s best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The ALLL represents management’s best estimate of expected future credit losses related to its loan and lease portfolio at the balance sheet date. The Company’s ALLL estimation process gives consideration to relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. This estimation process includes both quantitatively calculated components as well as qualitative components. Loss estimates are informed by historical loss experience that includes losses incurred on loans that were previously modified by the Company. As a result, the Company has concluded that aside from the limited circumstances where principal forgiveness is granted to a borrower, the financial effect of loan modifications is already inherently included in the ALLL. Expected recoveries of amounts previously charged off are incorporated into the ALLL estimate, with such amounts capped at the aggregate of amounts previously charged off. Changes to the ACL are made by charges to the Provision for credit losses, which is reflected in the Consolidated Statements of Income. The RUFC is recorded in Other liabilities on the Consolidated Balance Sheets.

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments: commercial, consumer, and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans and leases are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, and type of collateral. Larger loans and leases that do not share similar risk characteristics or that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the underlying collateral or in certain circumstances the present value of expected cash flows discounted at the loan’s effective interest rate as described further below.

Truist maintains a collectively calculated ALLL for loans with similar risk characteristics. The collectively calculated ALLL is estimated using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Truist maintains quantitative models to forecast expected credit losses. The credit loss forecasting models use portfolio balances, macroeconomic forecast data, portfolio composition and loan attributes as the primary inputs. Loss estimates are informed by historical loss experience adjusted for macroeconomic forecast data and current and expected portfolio risk characteristics. Expected losses are estimated through the contractual maturity of the loan unless the borrower has a right to renew that is not cancellable. In circumstances where an obligation is in a default state, the best estimate of the expected loss at the balance sheet date may be based on modeled losses that occur after the contractual maturity date of the obligation. Prior to January 1, 2023, the loss forecasting models captured losses after the maturity date of the loan for loans that were reasonably expected to be modified as a TDR.

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

The qualitative components of the ALLL estimation process incorporate management judgement in determining qualitative adjustments for circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to the current economic conditions, and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

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

Truist Financial Corporation 101

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

Loans are generally pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as business sector, project and property type, line of business, collateral, loan type, obligor exposure, and risk grade or score. Commercial loss forecasting systems of models use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The primary macroeconomic drivers for the commercial portfolios include unemployment trends, U.S. real GDP, corporate credit spreads, and property values.

Truist’s policy is to review and individually evaluate the reserve for all lending relationships where non-performing exposure exceeds $5 million. Prior to January 1, 2023, Truist included TDRs, whether performing or non-performing, to the extent that they exceeded $5 million. Subsequent to December 31, 2022, Truist only includes non-performing loans greater than $5 million or more, as such lending relationships do not typically share similar risk characteristics with others. Individually evaluated reserves are based on current forecasts, the present value of expected cash flows discounted at the loan’s effective interest rate, or the value of collateral, which is generally based on appraisals, recent sales of foreclosed properties and/or relevant property-specific market information. Truist has elected to measure expected credit losses on collateral-dependent loans based on the fair value of the collateral. Loans are considered collateral dependent when it is probable that Truist will be unable to collect principal and interest according to the contractual terms of the agreement and repayment is expected to be provided substantially by the sale or continued operation of the underlying collateral. Commercial loans are typically secured by real estate, business equipment, inventories, and other types of collateral.

Consumer and Credit Card

The ALLL related to the consumer and credit card lending portfolios is generally calculated on a collective basis. Loans are pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as collateral, loan type, line of business, and sales channel. Consumer portfolio models use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The primary macroeconomic drivers for the consumer portfolios include unemployment trends, home price indices, and used car prices.

Residential mortgages and revolving home equity lines of credit are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination and are made to borrowers in good credit standing. The indirect auto and other consumer portfolios include secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The student loan portfolio was composed of government guaranteed student loans and certain private student loans. The government guarantee mitigated substantially all of the risk related to principal and interest repayment for this component of the portfolio. The credit card portfolio and certain other consumer payment solution businesses within the other consumer portfolios are generally unsecured and are actively managed.

Truist uses delinquency status to monitor credit quality in its consumer and credit card portfolios. Delinquency status is the primary factor considered in determining whether a loan should be classified as nonperforming.

102 Truist Financial Corporation

Prior to January 1, 2023 the ALLL for loans classified as a TDR is based on analyses capturing the expected credit losses and the impact of the concessions over the remaining life of the assets.

Expected recoveries for loans are included in the estimation of the ALLL based on historical experience.

Premises and Equipment

Premises, equipment, finance leases, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the related assets and are recorded within the corresponding Noninterest expense categories on the Consolidated Statements of Income. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term. An impairment loss on a long-lived asset or asset group, including premises and equipment and a ROU asset, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the obligation to make lease payments arising from the lease. Operating and finance lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease costs are recorded in Net occupancy expense or Equipment expense based on the underlying asset. Truist uses an implicit interest rate in determining the present value of lease payments when readily determinable, and a collateralized incremental borrowing rate when an implicit rate is not available. Lease terms consider options to extend or terminate based on the determination of whether such renewal or termination options are deemed reasonably certain.

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

Income Taxes

The Company’s provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified tax credit investments. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The proportional amortization method of accounting is used on affordable housing and other qualified tax credit investments, such that the initial cost of the investment giving rise to tax credits is amortized in proportion to the allocation of tax credits and other income tax benefits in each period as a component of the provision for income taxes. Truist includes the initial investment cash flows and subsequent credits within operating activities in the Consolidated Statement of Cash Flows. Additionally, the Company recognizes all excess tax benefits and deficiencies on employee share-based payments as a component of the Provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of equity compensation awards, are treated as discrete items in the period in which they occur. For additional information related to the Company’s unrealized gains and losses, see “Note 13. AOCI.”

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
Truist Financial Corporation 103

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

For designated hedging relationships, the Company generally performs subsequent assessments of hedge effectiveness using a qualitative approach.

Below is a summary of the cash flow and fair value hedge programs utilized by Truist:

	Cash Flow Hedges	Fair Value Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate loans, overnight funding, and various SOFR and other funding instruments.	Changes in value on fixed rate long-term debt, FHLB advances, loans and AFS securities due to changes in interest rates.
Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest due to changes in the contractually specified interest rate.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.
Treatment during the hedge period	Changes in value of the hedging instruments are recognized in AOCI until the related cash flows from the hedged item are recognized in earnings. The amount reclassified to earnings is recorded in the same line item as the earnings effect of the hedged item.	Changes in value of both the hedging instruments and the assets or liabilities being hedged are recognized in the income statement line item associated with the asset or liability being hedged.
Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Changes in value recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, the basis adjustment that resulted from hedging is amortized into earnings through the maturity date of the instrument, and cash flows from terminated hedges are reported in the same category as the cash flows from the hedged item.
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately.	Not applicable

104 Truist Financial Corporation

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

The quantitative impairment test estimates the fair value of the reporting units using the income and market-based approaches. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information. The income approach utilizes a discounted cash flow analysis of multi-year financial forecasts developed for each reporting unit by considering several inputs and assumptions. The market based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of historic bank control premiums and the current market.

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

Truist Financial Corporation 105

Loan Servicing Rights

Truist has three classes of servicing rights for which it separately manages the economic risks: residential MSRs, commercial MSRs, and other loan servicing rights. Loan servicing rights are accounted for at fair value with changes in fair value recorded in Mortgage banking income and Other income on the Consolidated Statements of Income. The fair value of servicing rights is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. These risks are hedged with various derivative instruments that are intended to mitigate the income statement effect to changes in fair value. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions. For additional information on the Company’s servicing rights, see “Note 8. Loan Servicing.”

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

Noninterest income includes revenue from various types of transactions and services provided to clients. The Company recognizes revenue from contracts with customers as performance obligations are satisfied. Performance obligations are typically satisfied in one year or less. Truist elected the practical expedient to expense the incremental costs of obtaining a contract when incurred when the amortization period is one year or less. As of December 31, 2023 and 2022, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

106 Truist Financial Corporation

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

Transaction and service-based revenues

Transaction and service-based revenues include Wealth management income, Investment banking income, Service charges on deposits, and Card and payment related fees. Revenue is recognized at a point in time when the transactions occur or over time as services are performed primarily over monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets. These revenues, and their relationship to the Company’s operating segments, are further described by type below. Refer to “Note 21. Operating Segments” for information on segment results.

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

Investment banking and trading income includes securities underwriting fees, advisory fees, loan syndication fees, structured real estate income, and trade execution services revenue. Underwriting fees are earned on the trade date when the Company, as a member of an underwriting syndicate, purchases the securities from the issuer and sells the securities to third-party investors. Each member of the syndicate is responsible for selling its portion of the underwriting and is liable for the proportionate costs of the underwriting; therefore, the Company’s portion of underwriting revenue and expense is presented gross within noninterest income and noninterest expense. The transaction price is based on a percentage of the total transaction amount and payments are settled shortly after the trade date. Fees for merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions, are generally earned and recognized by the Company when performance obligations are satisfied. The Company’s execution of the advisory services related to these fees represents its performance obligations. The Company is the principal when rendering these services. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Loan syndication fees are typically recognized at the closing of a loan syndication transaction. Structured real estate income is recognized when an existing build-to-suit or sale-leaseback asset is sold. The proceeds, net of closing costs, are reduced by the carrying value of the underlying leased asset. Revenue related to corporate trade execution services is earned and recognized on the trade date with payment on the settlement date. Investment banking and trading income is included in the C&CB operating segment.

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

Truist Financial Corporation 107

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

Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants, and restricted stock outstanding using the treasury stock method, except in a net loss where diluted EPS is equal to basic. For additional information on the Company’s EPS, see “Note 20. Computation of EPS.”

Related Party Transactions

The Company periodically enters into transactions with certain of its executive officers, directors, affiliates, trusts, and/or other related parties in its ordinary course of business. The Company is required to disclose material related party transactions, other than certain compensation and other arrangements entered into in the normal course of business. For additional information on the Company’s related party activities, see “Note 2. Business Combinations, Divestitures, and Noncontrolling Interests,” “Note 15. Benefit Plans,” and “Note 16. Commitments and Contingencies.”

Subsequent Events

The Company evaluated events that occurred between December 31, 2023 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes. For additional information on the Company’s subsequent events, see “Note 2. Business Combinations, Divestitures, and Noncontrolling Interests.”

108 Truist Financial Corporation

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
The adoption of this standard did not have a material impact on the Company’s active last-of-layer hedges.
Investments in Tax Credit Structures January 1, 2023	Allows reporting entities to elect to account for qualifying equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, reporting entities were only permitted to apply the proportional amortization method to qualifying equity investments in low-income housing tax credit structures.
Truist adopted this standard early on a modified-retrospective basis. The adoption of this standard did not have a material impact on the financial statements. Refer to “Note 16. Commitments and Contingencies” for additional information regarding tax credit investments.

Standards Not Yet Adopted
Improvements to Income Tax Disclosures January 1, 2025
Improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.
Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.
Improvements to Reportable Segment Disclosures December 31, 2024	Improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.

Truist Financial Corporation 109

NOTE 2. Business Combinations, Divestitures, and Noncontrolling Interests

Mergers and Acquisitions

In 2022, Truist completed the acquisitions of businesses in the insurance brokerage and specialty lending industries. Truist paid cash consideration to acquire 100% of the voting interests in these entities. The following table provides additional details related to these acquisitions and the fair value of certain tangible and intangible assets as of the acquisition date:

	Acquiree
(Dollars in millions)	BankDirect Capital Finance	BenefitMall	Kensington Vanguard National Land Services
Date acquired	Nov 1, 2022	Sep 1, 2022	Mar 1, 2022
Segment	C&CB	IH	IH
Strategic rationale	Increases scale and product offerings for premium finance business	Broadens products and services within benefit wholesale insurance business	Expands presence in the title insurance market
Loans and leases	$3,067	$—	$—
Intangible assets(1)	111	336	138
Goodwill	189	494	195
(1)The identifiable intangible assets are being amortized over a weighted average term of 15 years based on the estimated duration of economic benefits received.

Divestitures and Noncontrolling Interest

On April 3, 2023, the Company completed its sale of a 20% stake of the common equity in TIH, which was previously wholly owned by Truist, to an investor group led by Stone Point Capital, LLC for $1.9 billion, with the proceeds, net of tax, recognized as an increase to shareholders’ equity. In connection with the transaction, the noncontrolling interest holder received profits interest representing 3.75% coverage on TIH’s fully diluted equity value at transaction close, and certain consent and exit rights commensurate with a noncontrolling investor. Including these profits interests, the noncontrolling interest holder is allocated approximately 23% of TIH pretax net income. Also in conjunction with the same transaction, TIH granted certain event-vested profits interests and appreciation units, representing 4.50% coverage on TIH’s fully diluted equity value at grant, to various TIH employees and officers in the second quarter of 2023. These awards, subject to continued employment through the applicable event or date, will vest either upon, or from six months to two years following, a change in control of TIH, depending on the nature of the change in control.

On February 20, 2024, the Company entered into an agreement to sell the remaining 80% stake of the common equity in TIH to an investor group led by Stone Point Capital LLC for a purchase price that implies an enterprise value for TIH of $15.5 billion, and is expected to result in cash proceeds to Truist of approximately $10.1 billion after-tax, reflecting certain closing adjustments for cash, debt and debt-like items, including the settlement of certain previously granted TIH awards, working capital, transaction expenses and an investor return amount associated with the originally sold 20% stake. The transaction improves Truist’s relative capital position and allows Truist to maintain strategic flexibility. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions and regulatory approvals. Upon closing, the transaction will result in a full deconsolidation of the TIH subsidiary from Truist, and an expected gain equal to the excess of after-tax cash proceeds over Truist’s approximate $5.4 billion investment in its TIH subsidiary.

110 Truist Financial Corporation

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

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Securities purchased under agreements to resell	$1,168	$2,415
Securities borrowed	1,210	766
Total securities borrowed or purchased under agreements to resell	$2,378	$3,181

Fair value of collateral permitted to be resold or repledged	$2,175	$3,058
Fair value of securities resold or repledged	12	864

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

	December 31, 2023			December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$12	$—	$12	$318	$—	$318
State and Municipal	415	—	415	272	—	272
GSE	—	—	—	74	—	74
Agency MBS - residential	—	1,500	1,500	1,019	26	1,045
Corporate and other debt securities	420	80	500	369	50	419
Total securities sold under agreements to repurchase	$847	$1,580	$2,427	$2,052	$76	$2,128

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

Truist Financial Corporation 111

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

December 31, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,511	$2	$472	$10,041
GSE	393	3	34	362
Agency MBS - residential	60,989	—	9,700	51,289
Agency MBS - commercial	2,817	—	569	2,248
States and political subdivisions	421	17	13	425
Non-agency MBS	3,698	—	717	2,981
Other	20	—	—	20
Total AFS securities	$78,849	$22	$11,505	$67,366
HTM securities:
Agency MBS - residential	$54,107	$—	$9,477	$44,630

December 31, 2022 (Dollars in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$11,080	$—	$785	$10,295
GSE	339	—	36	303
Agency MBS - residential	65,377	—	10,152	55,225
Agency MBS - commercial	2,887	—	463	2,424
States and political subdivisions	425	15	24	416
Non-agency MBS	3,927	—	810	3,117
Other	21	—	—	21
Total AFS securities	$84,056	$15	$12,270	$71,801
HTM securities:
Agency MBS - residential	$57,713	$—	$9,922	$47,791

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	December 31, 2023
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$39,872	$33,241
FHLMC	40,448	33,473

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
December 31, 2023 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$3,603	$6,865	$14	$29	$10,511	$3,567	$6,436	$13	$25	$10,041
GSE	—	7	11	375	393	—	7	10	345	362
Agency MBS - residential	—	129	450	60,410	60,989	—	123	427	50,739	51,289
Agency MBS - commercial	—	—	71	2,746	2,817	—	—	67	2,181	2,248
States and political subdivisions	28	70	168	155	421	28	68	177	152	425
Non-agency MBS	—	—	218	3,480	3,698	—	—	169	2,812	2,981
Other	—	8	12	—	20	—	8	12	—	20
Total AFS securities	$3,631	$7,079	$944	$67,195	$78,849	$3,595	$6,642	$875	$56,254	$67,366
HTM securities:
Agency MBS - residential	$—	$—	$—	$54,107	$54,107	$—	$—	$—	$44,630	$44,630

112 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$356	$2	$8,806	$470	$9,162	$472
GSE	16	—	255	34	271	34
Agency MBS - residential	258	4	51,006	9,696	51,264	9,700
Agency MBS - commercial	61	2	2,185	567	2,246	569
States and political subdivisions	35	—	243	13	278	13
Non-agency MBS	—	—	2,981	717	2,981	717
Other	—	—	20	—	20	—
Total	$726	$8	$65,496	$11,497	$66,222	$11,505
HTM securities:
Agency MBS - residential	$—	$—	$44,630	$9,477	$44,630	$9,477

	Less than 12 months		12 months or more		Total
December 31, 2022 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,069	$49	$8,186	$736	$10,255	$785
GSE	180	14	114	22	294	36
Agency MBS - residential	25,041	3,263	30,050	6,889	55,091	10,152
Agency MBS - commercial	790	92	1,631	371	2,421	463
States and political subdivisions	251	21	20	3	271	24
Non-agency MBS	—	—	3,117	810	3,117	810
Other	21	—	—	—	21	—
Total	$28,352	$3,439	$43,118	$8,831	$71,470	$12,270
HTM securities:
Agency MBS - residential	$29,369	$5,613	$18,422	$4,309	$47,791	$9,922

At December 31, 2023 and December 31, 2022, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Year Ended December 31,
	2023	2022	2021
Gross realized gains	$—	$13	$—
Gross realized losses	—	(84)	—
Securities gains (losses), net	$—	$(71)	$—

Truist Financial Corporation 113

NOTE 5. Loans and ACL

In the first quarter of 2023, the Company adopted the Troubled Debt Restructurings and Vintage Disclosures accounting standard. Certain newly required disclosures in this footnote are presented as of and for the period ended December 31, 2023 only as the adoption of this guidance did not impact the prior periods. As such, disclosures were provided related to TDRs as of December 31, 2022 and for the year ended December 31, 2022 under prior accounting standards. Refer to “Note 1. Basis of Presentation” for additional information.

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured. Truist sold its student loan portfolio at the end of the second quarter of 2023, which had a carrying value of $4.7 billion. The year ended December 31, 2023 includes $98 million of charge-offs related to the sale, which was previously provided for in the allowance.

	Accruing
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$160,081	$230	$7	$470	$160,788
CRE	22,281	5	—	284	22,570
Commercial construction	6,658	—	1	24	6,683
Consumer:
Residential mortgage	54,261	639	439	153	55,492
Home equity	9,850	70	11	122	10,053
Indirect auto	21,788	669	2	268	22,727
Other consumer	28,296	271	21	59	28,647
Credit card	4,961	87	53	—	5,101
Total	$308,176	$1,971	$534	$1,380	$312,061
(1)Includes government guaranteed loans of $418 million in the residential mortgage portfolio.

	Accruing
December 31, 2022 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$163,604	$256	$49	$398	$164,307
CRE	22,568	25	1	82	22,676
Commercial construction	5,844	5	—	—	5,849
Consumer:
Residential mortgage	55,005	614	786	240	56,645
Home equity	10,661	68	12	135	10,876
Indirect auto	27,015	646	1	289	27,951
Other consumer	27,289	187	13	44	27,533
Student	4,179	402	706	—	5,287
Credit card	4,766	64	37	—	4,867
Total	$320,931	$2,267	$1,605	$1,188	$325,991
(1)Includes government guaranteed loans of $759 million in the residential mortgage portfolio and $702 million in the student loan portfolio.

114 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

December 31, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$26,836	$29,877	$15,683	$8,436	$5,918	$11,539	$55,026	$—	$(211)	$153,104
Special mention	688	623	557	152	37	197	1,003	—	—	3,257
Substandard	754	628	428	290	289	367	1,201	—	—	3,957
Nonperforming	36	116	99	12	42	31	134	—	—	470
Total	28,314	31,244	16,767	8,890	6,286	12,134	57,364	—	(211)	160,788
Gross charge-offs	20	72	126	21	5	35	111			390
CRE:
Pass	3,760	4,931	2,651	1,903	2,813	2,666	1,221	—	(70)	19,875
Special mention	185	315	140	79	203	37	—	—	—	959
Substandard	259	350	190	65	243	289	56	—	—	1,452
Nonperforming	2	52	28	15	174	13	—	—	—	284
Total	4,206	5,648	3,009	2,062	3,433	3,005	1,277	—	(70)	22,570
Gross charge-offs	—	58	10	20	29	47	2	—	—	166
Commercial construction:
Pass	1,029	2,196	1,370	287	89	125	840	—	—	5,936
Special mention	3	218	208	—	—	—	1	—	—	430
Substandard	24	48	27	174	—	—	20	—	—	293
Nonperforming	—	23	—	—	1	—	—	—	—	24
Total	1,056	2,485	1,605	461	90	125	861	—	—	6,683
Gross charge-offs	—	5	—	—	—	—	—	—	—	5
Consumer:
Residential mortgage:
Current	2,846	13,481	16,509	5,738	2,822	12,865	—	—	—	54,261
30 - 89 days past due	10	52	43	38	40	456	—	—	—	639
90 days or more past due	7	22	25	31	28	326	—	—	—	439
Nonperforming	—	7	13	7	13	113	—	—	—	153
Total	2,863	13,562	16,590	5,814	2,903	13,760	—	—	—	55,492
Gross charge-offs	—	—	2	1	1	6	—	—	—	10
Home equity:
Current	—	—	—	—	—	—	6,175	3,675	—	9,850
30 - 89 days past due	—	—	—	—	—	—	47	23	—	70
90 days or more past due	—	—	—	—	—	—	7	4	—	11
Nonperforming	—	—	—	—	—	—	42	80	—	122
Total	—	—	—	—	—	—	6,271	3,782	—	10,053
Gross charge-offs	—	—	—	—	—	—	10	—	—	10
Indirect auto:
Current	4,611	8,049	4,689	2,479	1,330	639	—	—	(9)	21,788
30 - 89 days past due	83	213	150	86	71	66	—	—	—	669
90 days or more past due	—	1	1	—	—	—	—	—	—	2
Nonperforming	20	85	63	39	33	28	—	—	—	268
Total	4,714	8,348	4,903	2,604	1,434	733	—	—	(9)	22,727
Gross charge-offs	25	202	118	58	59	69	—	—	—	531
Other consumer:
Current	9,903	7,676	3,715	1,914	1,049	1,207	2,816	13	3	28,296
30 - 89 days past due	86	85	41	23	16	12	7	1	—	271
90 days or more past due	9	8	1	1	—	—	2	—	—	21
Nonperforming	6	14	14	8	6	10	—	1	—	59
Total	10,004	7,783	3,771	1,946	1,071	1,229	2,825	15	3	28,647
Gross charge-offs	97	166	93	50	34	14	23	—	—	477
Student:(2)
Gross charge-offs	—	—	—	—	—	108	—	—	—	108
Credit card:
Current	—	—	—	—	—	—	4,942	19	—	4,961
30 - 89 days past due	—	—	—	—	—	—	84	3	—	87
90 days or more past due	—	—	—	—	—	—	51	2	—	53
Total	—	—	—	—	—	—	5,077	24	—	5,101
Gross charge-offs	—	—	—	—	—	—	220	3	—	223
Total	$51,157	$69,070	$46,645	$21,777	$15,217	$30,986	$73,675	$3,821	$(287)	$312,061
Gross charge-offs	$142	$503	$349	$150	$128	$279	$366	$3	$—	$1,920

Truist Financial Corporation 115

December 31, 2022 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2022	2021	2020	2019	2018	Prior				Total
Commercial:
Commercial and industrial:
Pass	$45,890	$21,642	$11,219	$8,258	$4,977	$9,686	$57,854	$—	$(199)	$159,327
Special mention	243	302	143	160	61	88	721	—	—	1,718
Substandard	518	387	113	413	249	187	997	—	—	2,864
Nonperforming	47	53	10	28	46	27	187	—	—	398
Total	46,698	22,384	11,485	8,859	5,333	9,988	59,759	—	(199)	164,307
CRE:
Pass	6,141	3,595	2,220	3,846	2,092	2,265	757	—	(70)	20,846
Special mention	106	118	74	229	281	5	18	—	—	831
Substandard	106	99	35	422	121	134	—	—	—	917
Nonperforming	—	3	—	—	77	2	—	—	—	82
Total	6,353	3,815	2,329	4,497	2,571	2,406	775	—	(70)	22,676
Commercial construction:
Pass	1,501	1,500	825	290	212	71	1,056	—	—	5,455
Special mention	80	—	93	—	—	—	35	—	—	208
Substandard	114	—	18	1	53	—	—	—	—	186
Total	1,695	1,500	936	291	265	71	1,091	—	—	5,849
Consumer:
Residential mortgage:
Current	13,824	17,340	6,167	3,084	1,384	13,206	—	—	—	55,005
30 - 89 days past due	55	61	32	37	43	386	—	—	—	614
90 or more days past due	5	31	62	62	91	535	—	—	—	786
Nonperforming	4	6	10	12	17	191	—	—	—	240
Total	13,888	17,438	6,271	3,195	1,535	14,318	—	—	—	56,645
Home equity:
Current	—	—	—	—	—	—	6,843	3,818	—	10,661
30 - 89 days past due	—	—	—	—	—	—	48	20	—	68
90 days or more past due	—	—	—	—	—	—	9	3	—	12
Nonperforming	—	—	—	—	—	—	44	91	—	135
Total	—	—	—	—	—	—	6,944	3,932	—	10,876
Indirect auto:
Current	11,646	7,141	4,105	2,461	1,096	559	—	—	7	27,015
30 - 89 days past due	147	174	111	100	60	54	—	—	—	646
90 days or more past due	1	—	—	—	—	—	—	—	—	1
Nonperforming	41	77	56	56	34	25	—	—	—	289
Total	11,835	7,392	4,272	2,617	1,190	638	—	—	7	27,951
Other consumer:
Current	11,270	5,805	3,167	1,814	865	1,061	3,278	29	—	27,289
30 - 89 days past due	68	44	26	20	10	7	10	2	—	187
90 days or more past due	8	1	1	1	—	—	2	—	—	13
Nonperforming	4	11	8	9	2	8	2	—	—	44
Total	11,350	5,861	3,202	1,844	877	1,076	3,292	31	—	27,533
Student:
Current	—	—	17	71	57	4,034	—	—	—	4,179
30 - 89 days past due	—	—	—	1	1	400	—	—	—	402
90 days or more past due	—	—	—	1	1	704	—	—	—	706
Total	—	—	17	73	59	5,138	—	—	—	5,287
Credit card:
Current	—	—	—	—	—	—	4,750	16	—	4,766
30 - 89 days past due	—	—	—	—	—	—	63	1	—	64
90 days or more past due	—	—	—	—	—	—	36	1	—	37
Total	—	—	—	—	—	—	4,849	18	—	4,867
Total	$91,819	$58,390	$28,512	$21,376	$11,830	$33,635	$76,710	$3,981	$(262)	$325,991
(1)Includes certain deferred fees and costs and other adjustments.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

116 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2021	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2021
Commercial:
Commercial and industrial	$2,204	$(243)	$107	$(642)	$—	$1,426
CRE	573	(10)	6	(219)	—	350
Commercial construction	81	(2)	4	(31)	—	52
Consumer:
Residential mortgage	368	(23)	12	(49)	—	308
Home equity	139	(16)	29	(56)	—	96
Indirect auto	1,198	(336)	92	68	—	1,022
Other consumer	783	(255)	74	112	—	714
Student	130	(24)	1	4	6	117
Credit card	359	(150)	37	104	—	350
ALLL	5,835	(1,059)	362	(709)	6	4,435
RUFC	364	—	—	(104)	—	260
ACL	$6,199	$(1,059)	$362	$(813)	$6	$4,695

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2022
Commercial:
Commercial and industrial	$1,426	$(143)	$87	$39	$—	$1,409
CRE	350	(13)	8	(121)	—	224
Commercial construction	52	(1)	5	(10)	—	46
Consumer:
Residential mortgage	308	(9)	16	84	—	399
Home equity	96	(13)	25	(18)	—	90
Indirect auto	1,022	(411)	91	279	—	981
Other consumer	714	(381)	79	358	—	770
Student	117	(22)	1	2	—	98
Credit card	350	(176)	34	152	—	360
ALLL	4,435	(1,169)	346	765	—	4,377
RUFC	260	—	—	12	—	272
ACL	$4,695	$(1,169)	$346	$777	$—	$4,649

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2023
Commercial:
Commercial and industrial	$1,409	$(390)	$70	$315	$—	$1,404
CRE	224	(166)	3	555	—	616
Commercial construction	46	(5)	3	130	—	174
Consumer:
Residential mortgage	399	(10)	6	(16)	(81)	298
Home equity	90	(10)	23	(14)	—	89
Indirect auto	981	(531)	107	372	13	942
Other consumer	770	(477)	78	520	(1)	890
Student(2)	98	(108)	—	10	—	—
Credit card	360	(223)	35	216	(3)	385
ALLL	4,377	(1,920)	325	2,088	(72)	4,798
RUFC	272	—	—	21	2	295
ACL	$4,649	$(1,920)	$325	$2,109	$(70)	$5,093
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

The commercial ALLL increased $515 million and the consumer ALLL decreased $119 million for the year ended December 31, 2023. The increase in the commercial ALLL primarily reflects an increase in reserves related to the CRE and commercial construction portfolios. The decrease in the consumer ALLL for the year-to-date period primarily reflects the sale of the student loan portfolio in the second quarter, as well as impacts associated with the adoption of the Troubled Debt Restructurings and Vintage Disclosure accounting standard in the first quarter of 2023. These decreases were partially offset by an increase related to the other consumer portfolio that was primarily driven by loan growth.

Truist Financial Corporation 117

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. Forecasts of macroeconomic variables used in loss forecasting include, but are not limited to, unemployment trends, U.S. real GDP, corporate credit spreads, property values, home price indices, and used car prices.

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the December 31, 2023 ACL, unchanged since December 31, 2022. While the scenario weightings were unchanged, the forecast scenario reflected deterioration in certain economic variables (e.g., GDP) over the reasonable and supportable forecast period when compared to the prior year. The overall economic forecast shaping the ACL estimate at December 31, 2023 included GDP growth in the low-single digits and an unemployment rate near mid-single digits.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The December 31, 2023 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” for additional information.

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	December 31, 2023		December 31, 2022
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$123	$347	$120	$278
CRE	154	130	75	7
Commercial construction	—	24	—	—
Consumer:
Residential mortgage	1	152	4	236
Home equity	1	121	2	133
Indirect auto	20	248	3	286
Other consumer	—	59	—	44
Total	$299	$1,081	$204	$984

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Nonperforming loans and leases HFI	$1,380	$1,188
Nonperforming LHFS	51	—
Foreclosed real estate	3	4
Other foreclosed property	54	58
Total nonperforming assets	$1,488	$1,250

Residential mortgage loans in the process of foreclosure	$214	$248

118 Truist Financial Corporation

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the year, disaggregated by class of financing receivable and type of modification granted. These tables include modification activity that occurred on or after January 1, 2023.

Year Ended December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$1,158	$51	$—	$24	$65	$—	$—	$27	$1,325	0.82%
CRE	347	—	—	72	—	—	—	—	419	1.86
Commercial construction	25	—	—	—	—	—	—	—	25	0.37
Consumer:
Residential mortgage	—	111	104	58	2	310	61	5	651	1.17
Home equity	—	—	—	2	9	—	—	2	13	0.13
Indirect auto	—	26	—	896	16	—	—	7	945	4.16
Other consumer	—	21	—	1	5	—	—	1	28	0.10
Credit card	—	—	—	—	—	—	—	20	20	0.39
Total	$1,530	$209	$104	$1,053	$97	$310	$61	$62	$3,426	1.10

Truist Financial Corporation 119

Year Ended December 31, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 7 months and increased the interest rate by 0.6%
CRE	Extended the term by 11 months and increased the interest rate by 0.2%
Commercial construction	Extended the term by 21 months and increased the interest rate by 0.3%
Term Extensions
Commercial and industrial	Extended the term by 3 months.
Residential mortgage	Extended the term by 131 months.
Indirect auto	Extended the term by 23 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 183 days of payment deferral.
CRE	Provided 232 days of payment deferral.
Residential mortgage	Provided 209 days of payment deferral.
Home equity	Provided 167 days of payment deferral.
Indirect auto	Provided 146 days of payment deferral.
Other consumer	Provided 154 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Commercial and industrial	Extended the term by 45 months and increased the interest rate by 2%.
Residential mortgage	Extended the term by 107 months and increased the interest rate by 0.5%.
Home equity	Extended the term by 262 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 11 months and decreased the interest rate by 6%.
Other consumer	Extended the term by 59 months and decreased the interest rate by 1%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 99 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 130 months, and decreased the interest rate by 0.2%.

The tables above exclude trial modifications totaling $47 million as of December 31, 2023. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of December 31, 2023, Truist had $702 million in unfunded lending commitments related to the modified obligations summarized in the tables above.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

120 Truist Financial Corporation

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

	Payment Status (Amortized Cost Basis)
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$887	$48	$92	$1,027
CRE	233	11	1	245
Commercial construction	22	—	—	22
Consumer:
Residential mortgage	427	116	90	633
Home equity	11	—	—	11
Indirect auto	730	148	20	898
Other consumer	24	1	—	25
Credit card	11	3	2	16
Total	$2,345	$327	$205	$2,877
Total nonaccrual loans included above	$155	$85	$137	$377

The following table provides the amortized cost basis of financing receivables that were modified and were in payment default:

December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$72	$—	$—	$20	$—	$—	$—	$92
CRE	1	—	—	—	—	—	—	1
Consumer:
Residential mortgage	—	13	6	34	31	5	1	90
Indirect auto	—	1	—	17	—	—	2	20
Credit card	—	—	—	—	—	—	2	2
Total	$73	$14	$6	$71	$31	$5	$5	$205

TDRs

The following table presents a summary of TDRs:

(Dollars in millions)	Dec 31, 2022
Performing TDRs:
Commercial:
Commercial and industrial	$136
CRE	5
Commercial construction	1
Consumer:
Residential mortgage	1,252
Home equity	51
Indirect auto	462
Other consumer	31
Student	30
Credit card	18
Total performing TDRs	1,986
Nonperforming TDRs	214
Total TDRs	$2,200
ALLL attributable to TDRs	$152

The primary type of modification for TDRs designated in 2022 and 2021 is summarized in the tables below. TDR balances represent the recorded investment at the end of the quarter in which the modification was made. The prior quarter balance represents recorded investment at the beginning of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.
Truist Financial Corporation 121

	As of / For the Year Ended December 31, 2022
	Type of Modification		Prior Quarter Loan Balance	Related ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$66	$10	$78	$9
Consumer	496	627	1,107	56
Credit card	8	—	8	4
Re-modification of previously designated TDRs	113	133

	As of / For the Year Ended December 31, 2021
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$35	$130	$193	$17
Consumer	284	312	606	36
Credit card	11	—	12	5
Re-modification of previously designated TDRs	61	38

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Unearned income, discounts, and net deferred loan fees and costs	$553	$269

NOTE 6. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

December 31, (Dollars in millions)	Estimated Useful Life
				2023	2022
Land and land improvements	Indefinite			$745	$777
Buildings and building improvements	5	-	40	2,476	2,474
Furniture and equipment	3	-	15	1,676	1,706
Leasehold improvements				956	928
Construction in progress				175	211
Finance leases				29	37
Total				6,057	6,133
Less: Accumulated depreciation				(2,687)	(2,528)
Net premises and equipment				$3,370	$3,605

122 Truist Financial Corporation

NOTE 7. Goodwill and Other Intangible Assets

The Company performed quantitative goodwill impairment analyses for its CB&W, C&CB, and IH reporting units as of October 1, 2023. Based on the results of the impairment analyses, the Company concluded that the carrying values of the CB&W and C&CB reporting units exceed their respective fair values, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $6.1 billion for the year ended December 31, 2023. The fair value of the CB&W and C&CB reporting units were estimated using the income approach and a market-based approach, weighted 50% and 50%, respectively. The goodwill impairment was primarily due to the continued impact of higher interest rates and discount rates on the CB&W and C&CB reporting units, and a sustained decline in the banking industry share prices, including Truist’s. The goodwill impairment has no impact on Truist’s liquidity, regulatory capital ratios, or Truist’s ability to pay its common dividend and service its clients’ financial needs. The Company monitored events and circumstances during the period from October 1, 2023 through December 31, 2023, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2023 quantitative impairment test, and the sensitivity of the October 1, 2023 quantitative test results to changes in assumptions through December 31, 2023. Based on these considerations, the Company concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2023. Refer to “Note 1. Basis of Presentation” for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2023 includes the aforementioned impairments and the realignment of Prime Rate Premium Finance Corporation into the C&CB segment from the IH segment. Activity during 2022 reflects the acquisition of BankDirect Capital Finance, BenefitMall, and Kensington Vanguard National Land Services. Refer to “Note 2. Business Combinations” for additional information on the acquisitions and “Note 21. Operating Segments” for additional information on segments.

(Dollars in millions)	CB&W	C&CB	IH	Total
Goodwill, January 1, 2022	$16,870	$6,149	$3,079	$26,098
Mergers and acquisitions	—	—	912	912
Adjustments and other	(5)	5	3	3
Goodwill, December 31, 2022	16,865	6,154	3,994	27,013
Impairments	(3,361)	(2,717)	—	(6,078)
Adjustments and other	(1)	216	(249)	(34)
Goodwill, December 31, 2023	$13,503	$3,653	$3,745	$20,901

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	December 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,473	$(1,650)	$823	$2,473	$(1,403)	$1,070
Other, primarily client relationship intangibles	3,656	(1,319)	2,337	3,812	(1,210)	2,602
Total	$6,129	$(2,969)	$3,160	$6,285	$(2,613)	$3,672

The following table presents the estimated amortization expense of identifiable intangibles as of December 31, 2023 for the next five years and thereafter:

(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$473	$415	$369	$335	$304	$1,264

Truist Financial Corporation 123

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022	Dec 31, 2021
UPB of residential mortgage loan servicing portfolio	$269,068	$274,028	$246,727
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	213,399	217,046	196,011
Mortgage loans sold with recourse	173	200	244
Maximum recourse exposure from mortgage loans sold with recourse liability	109	127	155
Indemnification, recourse and repurchase reserves	52	56	74

As of / For the Year Ended December 31, (Dollars in millions)	2023	2022	2021
UPB of residential mortgage loans sold from LHFS	$13,669	$26,643	$40,949
Pre-tax gains recognized on mortgage loans sold and held for sale	60	69	446
Servicing fees recognized from mortgage loans serviced for others	617	630	592
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.27%	0.31%	0.31%
Weighted average interest rate on mortgage loans serviced for others	3.56	3.48	3.44

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2023	2022	2021
Residential MSRs, carrying value, January 1	$3,428	$2,305	$1,778
Acquired	123	321	355
Additions	249	428	640
Sales	(531)	—	—
Change in fair value due to changes in valuation inputs or assumptions(1)	88	766	225
Realization of expected net servicing cash flows, passage of time, and other	(269)	(392)	(693)
Residential MSRs, carrying value, December 31	$3,088	$3,428	$2,305
(1)The year ended December 31, 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	December 31, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.7%	18.2%	7.5%	8.6%	12.5%	9.0%
Effect on fair value of a 10% increase			$(82)			$(110)
Effect on fair value of a 20% increase			(160)			(211)
OAS	2.2%	12.0%	4.6%	1.2%	11.4%	4.0%
Effect on fair value of a 10% increase			$(60)			$(55)
Effect on fair value of a 20% increase			(118)			(108)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.6%			99.5%
Adjustable-rate residential mortgage loans			0.4			0.5
Total			100.0%			100.0%
Weighted average life			7.5 years			6.8 years

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

124 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
UPB of CRE mortgages serviced for others	$31,681	$36,622
CRE mortgages serviced for others covered by recourse provisions	9,661	9,955
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,813	2,861
Recorded reserves related to recourse exposure	16	17
CRE mortgages originated during the year-to-date period	2,989	7,779
Commercial MSRs at fair value	272	301

NOTE 9. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	December 31, 2023		December 31, 2022
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,069	$10	$1,193	$20
Maturities of lease liabilities:
2024	$298	$3
2025	307	2
2026	256	2
2027	216	2
2028	146	1
Thereafter	346	4
Total lease payments	1,569	14	$1,718	$25
Less: imputed interest	161	2	173	2
Total lease liabilities	$1,408	$12	$1,545	$23
Weighted average remaining term	6.1 years	6.6 years	6.6 years	5.6 years
Weighted average discount rate	3.1%	5.1%	2.7%	3.4%

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating lease costs	$324	$328	$319

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Assets held under operating leases(1)(2)	$2,160	$2,090
Accumulated depreciation	(583)	(550)
Net	$1,577	$1,540
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $32 million and $516 million at December 31, 2023 and 2022, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.7 billion at December 31, 2023 and $7.6 billion at December 31, 2022.
Truist Financial Corporation 125

NOTE 10. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Noninterest-bearing deposits	$111,624	$135,742
Interest-bearing deposits:
Interest checking	104,757	110,464
Money market and savings	135,923	143,815
Time deposits	43,561	23,474
Total deposits	$395,865	$413,495
Time deposits greater than $250,000	$10,422	$8,205

The following table presents time deposit maturities:

(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter
Future time deposit maturities	$42,481	$546	$255	$176	$97	$6

NOTE 11. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
FHLB advances	$20,500	$18,900
Securities sold under agreements to repurchase	2,427	2,128
Securities sold short	1,625	1,551
Other short-term borrowings	276	843
Total short-term borrowings	$24,828	$23,422

The following table presents a summary of long-term debt:

(Dollars in millions)	Dec 31, 2023							Dec 31, 2022
				Stated Rate		Effective Rate(1)	Carrying Amount	Carrying Amount
	Maturity			Min	Max
Truist Financial Corporation:
Fixed rate senior notes(2)	2024	to	2034	1.13%	7.16%	4.16%	$19,808	$14,107
Floating rate senior notes	2025		2025	5.80	5.80	5.79	999	999
Fixed rate subordinated notes(2)(3)	2026		2033	3.88	6.00	4.34	1,831	1,882
Capital notes(3)	2027		2028	6.30	6.31	7.22	629	625
Structured notes(4)							—	12
Truist Bank:
Fixed rate senior notes	2024		2025	1.50	4.05	2.01	4,170	6,982
Floating rate senior notes	2024		2024	5.60	5.60	5.59	1,250	1,749
Fixed rate subordinated notes(3)	2025		2030	2.25	3.80	3.01	4,770	4,767
Fixed rate FHLB advances	2024		2034	—	2.50	0.91	1	2
Floating rate FHLB advances	2024		2024	5.63	5.74	5.69	4,200	10,800
Other long-term debt(5)							1,260	1,278
Total long-term debt							$38,918	$43,203
(1)Includes the impact of debt issuance costs and purchase accounting, and excludes hedge accounting impacts.
(2)Certain senior and subordinated notes convert from fixed to floating one year prior to maturity, and are callable within the final year of maturity at par.
(3)Subordinated and capital notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(4)Consist of notes with various terms that include fixed or floating rate interest or returns that are linked to an equity index.
(5)Includes debt associated with finance leases, tax credit investments, and other.

The following table presents future debt maturities:

(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter
Future debt maturities(1)	$9,613	$6,740	$3,996	$3,812	$1,053	$13,706
(1)Amounts include imputed interest of $2 million related to finance leases.

The Company does not consolidate certain wholly-owned trusts which were formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in capital notes of the Parent Company. The Parent Company’s obligations constitute a full and unconditional guarantee of the trust preferred securities.

126 Truist Financial Corporation

NOTE 12. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Year Ended December 31,
	2023	2022	2021
Cash dividends declared per share	$2.08	$2.00	$1.86

Preferred Stock

Dividends on the preferred stock are non-cumulative and payable when declared by the Company’s Board or a duly authorized committee of the Board. The Company issued depositary shares, each of which represents a fractional ownership interest in a share of the Company’s preferred stock. The preferred stock has no stated maturity, and redemption is solely at the option of the Company in whole or in part after the earliest redemption date at the liquidation preference plus declared and unpaid dividends. Prior to the redemption date, the Company has the option to redeem in whole, but not in part, upon the occurrence of a regulatory capital treatment event. The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2023:

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
(2)Dividend rate is the greater of 4.00% or 3-month SOFR plus 0.79161%. Prior to the transition to SOFR, the dividend rate was the greater of 4.00% or 3-month LIBOR plus 0.530%.
(3)Dividend rate is the greater of 4.00% or 3-month SOFR plus 0.90661%. Prior to the transition to SOFR, the dividend rate was the greater of 4.00% or 3-month LIBOR plus 0.645%.
(4)Dividend rate is the greater of 3-month SOFR plus 3.36361%. From June 15, 2022 to the transition to SOFR, the dividend rate was of 3-month LIBOR plus 3.102%. Prior to June 15, 2022, fixed dividend rate of 5.05%.
(5)Fixed dividend rate will reset on December 15, 2027, then dividend rate will be 3-month SOFR plus 3.04761%.
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

Redemptions

During 2021, the Company redeemed all 18,000 outstanding shares of its perpetual preferred stock series F and the corresponding depositary shares representing fractional interests in such series for $450 million, all 20,000 outstanding shares of its perpetual preferred stock series G and the corresponding depositary shares representing fractional interests in such series for $500 million, and all 18,600 outstanding shares of its perpetual preferred stock series H and the corresponding depositary shares representing fractional interests in such series for $465 million. This preferred stock redemption was in accordance with the terms of the Company’s Articles of Incorporation.

Noncontrolling Interest

During 2021, an indirect subsidiary of Truist Bank redeemed all 1,000 outstanding shares of its Series B Non-Cumulative Exchangeable Preferred Stock for $100 million. Regular dividends were paid separately.

Refer to “Note 2. Business Combinations, Divestitures, and Noncontrolling Interests” for additional information related to the sale of TIH.
Truist Financial Corporation 127

NOTE 13. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2021	$(875)	$(64)	$1,654	$—	$1	$716
OCI before reclassifications, net of tax	767	—	(3,459)	—	—	(2,692)
Amounts reclassified from AOCI:
Before tax	29	72	384	—	—	485
Tax effect	7	17	89	—	—	113
Amounts reclassified, net of tax	22	55	295	—	—	372
Total OCI, net of tax	789	55	(3,164)	—	—	(2,320)
AOCI balance, December 31, 2021	(86)	(9)	(1,510)	—	1	(1,604)
OCI before reclassifications, net of tax	(1,471)	(78)	(10,792)	—	(6)	(12,347)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	29	12	45	367	—	453
Tax effect	7	3	10	83	—	103
Amounts reclassified, net of tax	22	9	35	284	—	350
Total OCI, net of tax	(1,449)	(69)	(10,757)	284	(6)	(11,997)
AOCI balance, December 31, 2022	(1,535)	(78)	(9,395)	(2,588)	(5)	(13,601)
OCI before reclassifications, net of tax	406	(260)	925	—	3	1,074
Amounts reclassified from AOCI:
Before tax	65	49	(385)	306	—	35
Tax effect	15	11	(77)	65	—	14
Amounts reclassified, net of tax	50	38	(308)	241	—	21
Total OCI, net of tax	456	(222)	617	241	3	1,095
AOCI balance, December 31, 2023	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income

128 Truist Financial Corporation

NOTE 14. Income Taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Current expense:
Federal	$1,135	$930	$1,113
State	165	115	91
Total current expense	1,300	1,045	1,204
Deferred expense:
Federal	(414)	302	235
State	(24)	55	117
Total deferred expense	(438)	357	352
Provision for income taxes	$862	$1,402	$1,556

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company’s actual provision for income taxes and effective tax rate is presented in the following table:

	Year Ended December 31,
	2023		2022		2021
(Dollars in millions)	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes
Federal income taxes at statutory rate	$(39)	21.0%	$1,611	21.0%	$1,679	21.0%
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	112	(60.5)	134	1.7	164	2.1
Non-deductible goodwill	1,276	(689.7)	—	—	—	—
Internal legal entity restructuring	(191)	103.2	—	—	—	—
Income tax credits, net of amortization	(173)	93.5	(233)	(3.0)	(195)	(2.4)
Tax-exempt interest	(157)	84.9	(109)	(1.4)	(86)	(1.1)
Other, net	34	(18.3)	(1)	—	(6)	(0.1)
Provision for income taxes	$862	(465.9)	$1,402	18.3	$1,556	19.5

Truist Financial Corporation 129

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

December 31, (Dollars in millions)	2023	2022
DTAs:
Net unrealized losses in AOCI	$3,860	$4,150
ALLL	1,132	1,022
Employee compensation and benefits	673	765
Operating lease liability	339	372
Accruals and reserves	330	207
Federal and state NOLs and other carryforwards	121	125
Other	314	190
Total gross DTAs	6,769	6,831
Valuation allowance	(105)	(106)
Total DTAs net of valuation allowance	6,664	6,725
DTLs:
Pension	1,884	1,532
Goodwill and other intangible assets	431	686
Partnerships	333	112
Equipment and auto leasing	309	422
MSRs	294	345
ROU assets	253	283
Loans	94	279
Other	29	39
Total DTLs	3,627	3,698
Net DTA	$3,037	$3,027

The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2024 to 2043. The Company had a valuation allowance recorded against certain state NOL carryforward DTAs of $105 million and $106 million at December 31, 2023 and 2022, respectively.

The following table provides a rollforward of the Company’s gross federal and state UTBs, excluding interest and penalties:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Balance, January 1	$97	$104
Increases in UTBs related to prior years	2	2
Decreases in UTBs related to prior years	(12)	(2)
Increases in UTBs related to the current year	10	9
Decreases in UTBs related to settlements	(2)	(4)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(15)	(12)
Balance, December 31	$80	$97

The amount of UTBs that would favorably affect the Company’s effective tax rate, if recognized, was $66 million and $80 million at December 31, 2023 and 2022, respectively. Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statement of Income. The Company had a gross liability of $13 million and $11 million for interest and penalties related to its UTBs at December 31, 2023 and 2022, respectively. The amount of gross expense related to interest and penalties on UTBs was immaterial.

The Company files U.S. federal, state, and local income tax returns. The Company’s federal income tax returns are no longer subject to assessment by the IRS for taxable years prior to 2020. With limited exceptions, the Company is no longer subject to assessment by state and local taxing authorities for taxable years prior to 2018. It is reasonably possible that the liability for unrecognized tax benefits could decrease by as much as $34 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

130 Truist Financial Corporation

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

The following tables present a summary of the qualified and nonqualified defined benefit pension plans. On the Consolidated Balance Sheets, the qualified pension plan net asset is recorded as a component of Other assets and the nonqualified pension plan net liability is recorded as a component of Other liabilities. The data is calculated using an actuarial measurement date of December 31.

		Year Ended December 31,
(Dollars in millions)	Location	2023	2022	2021
Net periodic pension cost:
Service cost	Personnel expense	$341	$548	$612
Interest cost	Other expense	446	351	319
Estimated return on plan assets	Other expense	(909)	(1,078)	(998)
Net amortization and other	Other expense	78	35	35
Net periodic benefit cost (income)		(44)	(144)	(32)
Pre-tax amounts recognized in OCI:
Net actuarial loss (gain)		(567)	1,949	(1,012)
Net amortization		(78)	(35)	(35)
Net amount recognized in OCI		(645)	1,914	(1,047)
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax		$(689)	$1,770	$(1,079)
Weighted average assumptions used to determine net periodic pension cost:
Discount rate		5.30%	3.18%	2.94%
Expected long-term rate of return on plan assets		6.70	6.50	6.70
Cash balance interest crediting rate		4.50	4.00	3.00
Assumed long-term rate of annual compensation increases		4.50	4.50	4.50

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Truist considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in the Company’s Investment Policy Statement. For 2024, the expected rate of return on plan assets is 6.8%.

Activity in the projected benefit obligation is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2023	2022	2023	2022
Projected benefit obligation, January 1	$7,924	$10,461	$655	$740
Service cost	308	503	33	45
Interest cost	411	327	35	25
Actuarial (gain) loss(1)	93	(3,013)	(36)	(130)
Benefits paid	(507)	(354)	(28)	(25)
Other(2)	(235)	—	—	—
Projected benefit obligation, December 31	$7,994	$7,924	$659	$655
Accumulated benefit obligation, December 31	$7,134	$7,070	$567	$517
Weighted average assumptions used to determine projected benefit obligations:
Weighted average assumed discount rate	5.12%	5.30%	5.12%	5.30%
Assumed rate of annual compensation increases	4.50	4.50	4.50	4.50
(1)For the qualified plan, the 2023 loss is primarily due to decreases in the assumed discount rate, net of the impact of actual plan experience. For the nonqualified plans, the 2023 gain is primarily due to impact of plan experience. For the qualified plan, the 2022 gains are primarily due to increases in the assumed discount rate, net of the impact of actual plan experience. For the nonqualified plans, the 2022 gain is primarily due to an increase in the assumed discount rate.
(2)In 2023, the Company entered into a transaction to sell a portion of the pension obligations to a third party for certain participants in the qualified defined benefit plan.
Truist Financial Corporation 131

Activity in plan assets is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2023	2022	2023	2022
Fair value of plan assets, January 1	$12,462	$16,399	$—	$—
Actual return (loss) on plan assets	1,533	(4,014)	—	—
Employer contributions	1,305	431	28	25
Benefits paid	(507)	(354)	(28)	(25)
Other	(235)	—	—	—
Fair value of plan assets, December 31	$14,558	$12,462	$—	$—
Funded status, December 31	$6,564	$4,538	$(659)	$(655)

The following are the pre-tax amounts recognized in AOCI:

(Dollars in millions)	Qualified Plan		Nonqualified Plans
	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022
Prior service credit (cost)	$(21)	$(40)	$20	$39
Net actuarial gain (loss)	(1,283)	(1,884)	(72)	(116)
Net amount recognized	$(1,304)	$(1,924)	$(52)	$(77)

Truist has historically made contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Truist does not currently expect contributions for 2024. For the nonqualified plans, employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2024	$342	$31
2025	348	37
2026	364	34
2027	383	35
2028	402	36
2029-2033	2,321	203

The Company’s primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of ERISA. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle and can assume an above-average level of risk, as measured by the standard deviation of annual return. The investments are broadly diversified among economic sector, industry, quality, and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

Truist periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. Truist has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The following table presents the fair values of the qualified pension plan assets by asset category:

(Dollars in millions)	Target Allocation		December 31, 2023			December 31, 2022
	Min	Max	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents(1)			$309	$309	$—	$314	$314	$—
U.S. equity securities	19.5%	29.5%	3,699	2,674	1,025	3,171	1,602	1,569
International equity securities	5.5	15.5	1,757	253	1,504	1,672	269	1,403
Fixed income securities	50.0	60.0	7,819	—	7,819	6,495	—	6,495
Total			$13,584	$3,236	$10,348	$11,652	$2,185	$9,467
(1)Includes funds held in a short-term, government money-market fund.

International equity securities include certain pooled investment vehicles, such as a common/commingled fund, which consist of assets from several investors, pooled together, to reduce management and administration costs. At December 31, 2023 and 2022, investments totaling $883 million and $735 million, respectively, have been excluded from the table above as these investments are valued based on net asset value as a practical expedient.

132 Truist Financial Corporation

Defined Contribution Plans

Truist offers a 401(k) Savings Plan and other defined contribution plans that permit teammates to contribute up to 50% of cash compensation. For full-time teammates who are 21 years of age or older with one year or more of service, Truist made matching contributions of up to 6% of the employee’s compensation through December 31, 2023. Beginning on January 1, 2024, Truist will make a match up to 4% of the employee’s compensation and may provide an additional discretionary matching contribution. The Company’s contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $264 million, $257 million and $272 million for the years ended December 31, 2023, 2022 and 2021, respectively. Certain teammates of subsidiaries participate in the 401(k) Savings Plan with different matching formulas.

Equity-Based Compensation Plans

At December 31, 2023, RSAs, RSUs, and PSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining teammates, directors, and independent contractors and to align the interests of eligible participants with those of Truist and its shareholders.

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

The following table provides a summary of the equity-based compensation plans:

(Shares in thousands)	Dec 31, 2023
Shares available for future grants	34,044
Vesting period, minimum	1.0 year
Vesting period, maximum	6.0 years

The following table presents a summary of selected data related to equity-based compensation costs:

	As of / For the Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Equity-based compensation expense	$320	$318	$320
Income tax benefit from equity-based compensation expense	75	74	75
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	219	350	474
Grant date fair value of equity-based awards that vested during the year	322	290	395
Unrecognized compensation cost related to equity-based awards	253	287	254
Weighted-average life over which compensation cost is expected to be recognized	2.5 years	2.7 years	2.5 years

The following table presents the activity related to awards of RSUs, PSUs, and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2023	17,686	$52.33
Granted	8,686	41.46
Vested	(6,525)	49.40
Forfeited	(1,400)	46.99
Nonvested at December 31, 2023	18,447	48.80

Other Benefits

There are various other employment contracts, deferred compensation arrangements, and non-compete covenants with selected members of management and certain retirees as well as an employee stock purchase plan. These plans and their obligations are not material to the financial statements.

Truist Financial Corporation 133

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

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Dec 31, 2023	Dec 31, 2022
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$6,754	$5,869
Amount of future funding commitments included in carrying amount	Other liabilities	2,473	1,762
Lending exposure	Loans and leases for funded amounts	1,981	1,547
Renewable energy investments:
Carrying amount	Other assets	285	264
Amount of future funding commitments not included in carrying amount	NA	747	361
SBIC and certain other equity method investments:
Carrying amount	Other assets	758	596
Amount of future funding commitments not included in carrying amount	NA	589	532

134 Truist Financial Corporation

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments was immaterial.

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2023	2022	2021
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$624	$583	$580
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits(1)	Provision for income taxes	$586	$487	$472
Other community development investments(1)	Other noninterest income	11	81	86
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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Commitments to extend, originate, or purchase credit and other commitments	$207,285	$216,838
Residential mortgage loans sold with recourse	173	200
CRE mortgages serviced for others covered by recourse provisions	9,661	9,955
Other loans serviced for others covered by recourse and other provisions	1,032	723
Letters of credit	6,239	6,030

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

Truist Financial Corporation 135

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

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Total return swaps:
VIE assets	$1,641	$1,830
Trading loans and bonds	1,572	1,790
VIE liabilities	50	163

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

136 Truist Financial Corporation

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

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Pledged securities	$41,270	$38,012
Pledged loans:
FRB	73,898	71,234
FHLB	67,748	68,988
Unused borrowing capacity:
FRB	55,252	49,250
FHLB	24,712	20,770

Legal Proceedings and Other Matters

Truist and its subsidiaries are routinely named as defendants in or parties to numerous actual or threatened legal proceedings and other matters and are or may be subject to potential liability in connection with them. The legal proceedings and other matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, antitrust, tax, employment, and other laws—and some present novel legal theories, allegations of substantial or indeterminate damages, demands for injunctive or similar relief, and requests for fines, penalties, restitution, or alterations in Truist’s business practices. Our legal proceedings and other matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations.

The course and outcome of legal proceedings and other matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we often are unable to determine how or when actual or threatened legal proceedings and other matters will be resolved and what losses may be incrementally and ultimately incurred. It is possible that the ultimate resolution of these matters, including those described below, if unfavorable, may be material to the consolidated financial position, consolidated results of operations, or consolidated cash flows of Truist, or cause significant reputational consequences.

Truist establishes accruals for legal proceedings and other matters when potential losses become probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel and others. No assurance exists that our accruals will not need to be adjusted in the future. Actual losses may be higher or lower than any amounts accrued, possibly to a significant degree.

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $350 million as of December 31, 2023. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

For certain matters, Truist may be unable to estimate the loss or range of loss, even if it believes that a loss is probable or reasonably possible, until developments in the matter provide additional information sufficient to support such an estimate. These matters are not accrued for and are not reflected in the estimate of reasonably possible losses.

Truist Financial Corporation 137

The following is a description of certain legal proceedings and other matters in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. On behalf of the certified class as currently defined, Plaintiff seeks a return of up to $452 million in paid overdraft fees from the 2006 to 2017 period above, plus prejudgment interest which, based on the amount of claimed fees, was estimated to be approximately $400 million as of December 31, 2023. On October 31, 2023, Truist filed motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment, which were heard by the court on February 14, 2024, and are pending. A court-ordered mediation is scheduled for February 28, 2024, and trial is presently set to commence on April 29, 2024. The Company continues to believe that it has substantial defenses against the underlying claims.

Recordkeeping Matters

The SEC and CFTC have requested information from various subsidiaries of the Company that conduct broker-dealer, investment adviser, and swap dealer activities regarding compliance with applicable recordkeeping requirements for business-related electronic communications. The Company has cooperated with these requests and is in advanced discussions regarding resolutions of these matters with the agencies though there can be no assurance as to the outcome of these discussions. The SEC and CFTC have been conducting similar investigations of other financial institutions regarding business-related communications sent over unapproved electronic messaging channels and have entered into a number of resolutions with various institutions to date.

Investigation Regarding Trusts

In 2016 and 2018, the Civil Division of the U.S. DOJ issued subpoenas to a corporate predecessor of Truist Bank under the Financial Institutions Reform, Recovery, and Enforcement Act. These subpoenas requested documents and other information related to specified trusts for which Truist Bank serves as trustee. U.S. DOJ has recently requested additional information, and Truist Bank is continuing to cooperate in the investigation.

FDIC Special Assessment

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist is $507 million, which was recognized in Q4 2023 and will be paid in eight quarterly installments beginning in 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.

138 Truist Financial Corporation

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

Truist is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. Truist’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Truist is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2023 and 2022, Truist and Truist Bank were classified as “well-capitalized,” and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures are established by regulation to ensure capital adequacy require Truist to maintain minimum capital ratios. Risk-based capital ratios, which include CET1, Tier 1 capital and Total capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. The following table provides additional detail on regulatory capital ratios:

(Dollars in millions)	Minimum Capital(1)	Well-Capitalized	December 31, 2023		December 31, 2022
			Ratio	Amount	Ratio	Amount
Truist Financial Corporation:
CET1	4.5%	NA	10.1%	$42,671	9.0%	$39,098
Tier 1 capital	6.0	6.0	11.6	49,341	10.5	45,768
Total capital	8.0	10.0	13.7	58,063	12.4	54,072
Leverage	4.0	NA	9.3	49,341	8.5	45,768
Supplementary leverage	3.0	NA	7.9	49,341	7.3	45,768
Truist Bank:
CET1	4.5	6.5	11.7	48,387	10.6	45,237
Tier 1 capital	6.0	8.0	11.7	48,387	10.6	45,237
Total capital	8.0	10.0	13.3	55,227	12.1	51,633
Leverage	4.0	5.0	9.2	48,387	8.5	45,237
Supplementary leverage	3.0	NA	7.9	48,387	7.3	45,237
(1)Truist is subject to an SCB requirement of 2.9% applicable to Truist as of December 31, 2023. Truist’s SCB requirement, received in the 2023 CCAR process, is effective from October 1, 2023 to September 30, 2024. Truist Bank is subject to a CCB requirement of 2.5%. The SCB and CCB are amounts above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.

As an approved seller/servicer, Truist Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC, and FNMA. At December 31, 2023 and 2022, Truist Bank’s capital was above all required levels.

Truist Financial Corporation 139

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$144	$—	$144	$—	$—
GSE	50	—	50	—	—
Agency MBS - residential	—	—	—	—	—
States and political subdivisions	760	—	760	—	—
Corporate and other debt securities	1,293	—	1,293	—	—
Loans	1,575	—	1,575	—	—
Other	510	461	49	—	—
Total trading assets	4,332	461	3,871	—	—
AFS securities:
U.S. Treasury	10,041	—	10,041	—	—
GSE	362	—	362	—	—
Agency MBS - residential	51,289	—	51,289	—	—
Agency MBS - commercial	2,248	—	2,248	—	—
States and political subdivisions	425	—	425	—	—
Non-agency MBS	2,981	—	2,981	—	—
Other	20	—	20	—	—
Total AFS securities	67,366	—	67,366	—	—
LHFS at fair value	852	—	852	—	—
Loans and leases	15	—	—	15	—
Loan servicing rights at fair value	3,378	—	—	3,378	—
Other assets:
Derivative assets	951	956	1,867	5	(1,877)
Equity securities	360	245	115	—	—
Total assets	$77,254	$1,662	$74,071	$3,398	$(1,877)
Liabilities:
Derivative liabilities	$2,597	$487	$4,171	$24	$(2,085)
Securities sold short	1,625	185	1,440	—	—
Total liabilities	$4,222	$672	$5,611	$24	$(2,085)

140 Truist Financial Corporation

December 31, 2022 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$137	$—	$137	$—	$—
GSE	457	—	457	—	—
Agency MBS - residential	804	—	804	—	—
Agency MBS - commercial	62	—	62	—	—
States and political subdivisions	422	—	422	—	—
Corporate and other debt securities	761	—	761	—	—
Loans	1,960	—	1,960	—	—
Other	302	261	41	—	—
Total trading assets	4,905	261	4,644	—	—
AFS securities:
U.S. Treasury	10,295	—	10,295	—	—
GSE	303	—	303	—	—
Agency MBS - residential	55,225	—	55,225	—	—
Agency MBS - commercial	2,424	—	2,424	—	—
States and political subdivisions	416	—	416	—	—
Non-agency MBS	3,117	—	3,117	—	—
Other	21	—	21	—	—
Total AFS securities	71,801	—	71,801	—	—
LHFS at fair value	1,065	—	1,065	—	—
Loans and leases	18	—	—	18	—
Loan servicing rights at fair value	3,758	—	—	3,758	—
Other assets:
Derivative assets	684	472	1,980	1	(1,769)
Equity securities	898	796	102	—	—
Total assets	$83,129	$1,529	$79,592	$3,777	$(1,769)
Liabilities:
Derivative liabilities	$2,971	$364	$4,348	$37	$(1,778)
Securities sold short	1,551	114	1,437	—	—
Total liabilities	$4,522	$478	$5,785	$37	$(1,778)
(1)Refer to “Note 19. Derivative Financial Instruments” for additional discussion on netting adjustments.

At December 31, 2023 and December 31, 2022, investments totaling $459 million and $385 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

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
•loans made or acquired in connection with the Company’s TRS business; and
•SBA loans guaranteed by the U.S. government for December 31, 2022 only.

Truist Financial Corporation 141

U.S. Treasury securities: Treasury securities are valued using quoted prices in active over-the-counter markets.

GSE securities and agency MBS: GSE securities consist of debt obligations issued by U.S. Department of Housing and Urban Development, the FHLB, and other agencies, as well as securities collateralized by loans that are guaranteed by the SBA, and thus, are backed by the full faith and credit of the U.S. government. Agency MBS includes pass-through securities and CMOs issued by GSEs and U.S. government agencies, such as FNMA, FHLMC, and GNMA. Each security contains a guarantee by the issuing GSE or agency. GSE pass-through securities are valued using market-based pricing matrices that reference observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE CMOs are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

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
142 Truist Financial Corporation

Equity securities: Equity securities primarily consist of exchange-traded securities and are valued using quoted prices in active markets.

Private equity investments: In many cases there are no observable market values for these investments, and therefore, management must estimate the fair value based on a comparison of the operating performance of the investee to multiples in the marketplace for similar entities. This analysis requires significant judgment, and actual values in a sale could differ materially from those estimated.

Securities sold short: Securities sold short represent debt securities sold short that are entered into as a hedging strategy for the purposes of supporting institutional and retail client trading activities. The fair value of securities sold short is determined in the same manner as trading securities.

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2021	$—	$2,023	$172
Total realized and unrealized gains (losses):
Included in earnings	(1)	233	(96)
Purchases	—	355	—
Issuances	—	715	305
Sales	—	(1)	—
Settlements	—	(741)	(393)
Acquisitions	24	49	—
Balance at December 31, 2021	23	2,633	(12)
Total realized and unrealized gains (losses):
Included in earnings	—	801	(323)
Purchases	—	321	—
Issuances	—	482	2
Sales	—	(9)	—
Settlements	(5)	(470)	297
Balance at December 31, 2022	18	3,758	(36)
Total realized and unrealized gains (losses):
Included in earnings	—	86	(36)
Purchases	—	123	—
Issuances	—	270	29
Sales	—	(531)	—
Settlements	(3)	(328)	24
Balance at December 31, 2023	$15	$3,378	$(19)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2023	$—	$36	$(24)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income

Fair Value Option

The following table details the fair value and UPB of certain loans that were elected to be measured at fair value:

	December 31, 2023			December 31, 2022
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,575	$1,664	$(89)	$1,960	$2,101	$(141)
Loans and leases	15	16	(1)	18	20	(2)
LHFS at fair value	852	828	24	1,065	1,056	9
Truist Financial Corporation 143

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Carrying value:
LHFS	$19	$271
Loans and leases	840	500
Other	454	120

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Valuation adjustments:
LHFS	$(58)	$(9)	$(27)
Loans and leases	(894)	(420)	(455)
Other	(305)	(159)	(178)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $409 million and $108 million of LHFS carried at cost at December 31, 2023 and December 31, 2022, respectively, that did not require a valuation adjustment during the period. Additionally, the table above excludes $98 million of charge-offs related to the student loan portfolio sale that occurred in the second quarter of 2023, which was previously provided for. The remainder of LHFS is carried at fair value.

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

		December 31, 2023		December 31, 2022
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$54,107	$44,630	$57,713	$47,791
Loans and leases HFI, net of ALLL	Level 3	307,248	300,830	321,596	308,738
Financial liabilities:
Time deposits	Level 2	43,561	43,368	23,474	23,383
Long-term debt	Level 2	38,918	38,353	43,203	40,951

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $295 million and $272 million at December 31, 2023 and December 31, 2022, respectively.
144 Truist Financial Corporation

NOTE 19. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	December 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$17,673	$—	$—	$16,650	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	14,268	—	—	16,393	—	(68)
Swaps hedging AFS securities	24,178	—	—	7,097	—	—
Total	38,446	—	—	23,490	—	(68)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	154,692	637	(1,926)	155,670	579	(2,665)
Options	34,593	114	(106)	29,840	172	(192)
Forward commitments	178	—	(11)	1,495	8	(2)
Other	3,033	—	—	3,823	1	—
Equity contracts	39,561	1,164	(1,733)	33,185	644	(901)
Credit contracts:
Trading assets	100	—	—	140	—	—
Loans and leases	225	—	—	394	—	—
Risk participation agreements	7,499	—	(3)	6,824	—	(3)
Total return swaps	1,598	41	(7)	1,729	81	(2)
Foreign exchange contracts	24,480	256	(256)	19,022	364	(380)
Commodity	8,367	513	(503)	4,881	444	(447)
Total	274,326	2,725	(4,545)	257,003	2,293	(4,592)
Mortgage banking:
Interest rate contracts:
Swaps	105	—	—	115	—	—
Options(1)	400	3	—	400	1	—
Interest rate lock commitments	746	5	(10)	999	1	(17)
When issued securities, forward rate agreements and forward commitments(1)	1,438	12	(17)	1,728	24	(6)
Other	94	—	—	140	1	—
Total	2,783	20	(27)	3,382	27	(23)
MSRs:
Interest rate contracts:
Swaps	15,252	—	—	14,566	—	—
Options(1)	14,854	75	(109)	15,505	125	(48)
When issued securities, forward rate agreements and forward commitments(1)	933	8	—	884	8	(15)
Other	1,692	—	(1)	1,532	—	(3)
Total	32,731	83	(110)	32,487	133	(66)
Total derivatives not designated as hedges	309,840	2,828	(4,682)	292,872	2,453	(4,681)
Total derivatives	$365,959	2,828	(4,682)	$333,012	2,453	(4,749)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,268)	1,268		(1,223)	1,223
Cash collateral (received) posted for amounts subject to master netting arrangements		(609)	817		(546)	555
Net amount		$951	$(2,597)		$684	$(2,971)
(1)In 2023, Truist reclassified TBA MBS options into the options line item. Prior periods were reclassified to conform to the current presentation.
Truist Financial Corporation 145

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

December 31, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,775	$(1,392)	$383	$—	$383
Derivatives not subject to master netting arrangement or similar arrangement	97	—	97	—	97
Exchange traded derivatives	956	(485)	471	—	471
Total derivative assets	$2,828	$(1,877)	$951	$—	$951
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,627)	$1,600	$(2,027)	$151	$(1,876)
Derivatives not subject to master netting arrangement or similar arrangement	(568)	—	(568)	—	(568)
Exchange traded derivatives	(487)	485	(2)	—	(2)
Total derivative liabilities	$(4,682)	$2,085	$(2,597)	$151	$(2,446)

December 31, 2022 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,895	$(1,408)	$487	$—	$487
Derivatives not subject to master netting arrangement or similar arrangement	86	—	86	—	86
Exchange traded derivatives	472	(361)	111	—	111
Total derivative assets	$2,453	$(1,769)	$684	$—	$684
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,688)	$1,417	$(2,271)	$43	$(2,228)
Derivatives not subject to master netting arrangement or similar arrangement	(697)	—	(697)	—	(697)
Exchange traded derivatives	(364)	361	(3)	—	(3)
Total derivative liabilities	$(4,749)	$1,778	$(2,971)	$43	$(2,928)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	December 31, 2023			December 31, 2022
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)	$51,782	$6	$(5)	$38,773	$(630)	$(4)
Loans and leases	322	—	7	353	—	10
Long-term debt	27,572	(237)	(475)	25,378	(780)	218
(1)The amortized cost of AFS securities was $62.2 billion at December 31, 2023 and $46.2 billion at December 31, 2022. Further, as of December 31, 2023, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $58.7 billion, of which $24.2 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security.

146 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(340)	$(102)	$—
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Deposits	$—	$—	$(2)
Short-term borrowings	—	—	(12)
Long-term debt	—	(12)	(22)
Commercial Loans	(49)	—	—
Total	$(49)	$(12)	$(36)
Pre-tax gain (loss) reclassified from AOCI into other expense:(1)
Deposits	$—	$—	$(12)
Short-term borrowings	—	—	(20)
Long-term debt	—	—	(4)
Total	$—	$—	$(36)
(1)Represents the accelerated amortization of amounts reclassified from AOCI, where management determined that the forecasted transaction is probable of not occurring.

The following table summarizes the impact on net interest income related to fair value hedges:

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Investment securities:
Amounts related to interest settlements	$427	$102	$(48)
Recognized on derivatives	(651)	598	571
Recognized on hedged items	694	(541)	(568)
Net income (expense) recognized(1)	470	159	(45)
Loans and leases:
Recognized on hedged items	(3)	(3)	(5)
Long-term debt:
Amounts related to interest settlements	(192)	(64)	18
Recognized on derivatives	(136)	(840)	(136)
Recognized on hedged items	149	1,014	435
Net income (expense) recognized	(179)	110	317
Net income (expense) recognized, total	$288	$266	$267
(1)Includes $44 million of income recognized for the year ended December 31, 2023, respectively, and $53 million for the year ended December 31, 2022, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
Truist Financial Corporation 147

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(106)	$(118)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	(194)	40
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(203)	(31)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	6 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(64)	$669
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(60)	163
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $413 million at December 31, 2023 and $457 million at December 31, 2022.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2023	2022	2021
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$104	$197	$193
Foreign exchange contracts	Investment banking and trading income and other income	7	236	133
Equity contracts	Investment banking and trading income and other income	(29)	5	(21)
Credit contracts	Investment banking and trading income and other income	(112)	53	(83)
Commodity contracts	Investment banking and trading income	21	11	7
Mortgage banking:
Interest rate contracts - residential	Mortgage banking income	37	596	(21)
Interest rate contracts - commercial	Mortgage banking income	(1)	(1)	(2)
MSRs:
Interest rate contracts - residential	Mortgage banking income	(137)	(792)	(105)
Interest rate contracts - commercial	Mortgage banking income	(3)	(22)	(8)
Total		$(113)	$283	$93

148 Truist Financial Corporation

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At December 31, 2023, the remaining terms on these risk participations ranged from less than one year to 14 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Risk participation agreements:
Maximum potential amount of exposure	$520	$575
Total return swaps:
Cash collateral held	437	453

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Dec 31, 2023	Dec 31, 2022
Dealer and other counterparties:
Cash and other collateral received from counterparties	$609	$542
Derivatives in a net gain position secured by collateral received	735	618
Unsecured positions in a net gain with counterparties after collateral postings	126	76
Cash collateral posted to counterparties	960	590
Derivatives in a net loss position secured by collateral	1,052	692
Central counterparties clearing:
Cash collateral, including initial margin, received from central clearing parties	—	4
Cash collateral, including initial margin, posted to central clearing parties	14	45
Derivatives in a net loss position	8	13
Derivatives in a net gain position	2	12
Securities pledged to central counterparties clearing	1,249	639

Truist Financial Corporation 149

NOTE 20. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2023	2022	2021
Net income (loss) available to common shareholders	$(1,452)	$5,927	$6,033
Weighted average number of common shares	1,331,963	1,328,120	1,337,144
Effect of dilutive outstanding equity-based awards(1)	—	10,342	12,234
Weighted average number of diluted common shares	1,331,963	1,338,462	1,349,378
Basic EPS	$(1.09)	$4.46	$4.51
Diluted EPS	$(1.09)	$4.43	$4.47
Anti-dilutive awards	11,143	93	3
(1)For the year ended December 31, 2023, outstanding equity-based awards were deemed anti-dilutive and therefore, excluded from the Company’s diluted EPS calculation.

NOTE 21. Operating Segments

In 2023, Truist operated and measured business activity across three segments: CB&W, C&CB, and IH, with functional activities included in OT&C. These segments have been realigned for 2024 as described below. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served.

In conjunction with the Company’s April 3, 2023 sale of a 20% stake of the common equity in TIH, TIH issued $5.0 billion of 8.25% mandatorily redeemable preferred units to the Company, with the related interest expense, which is fully allocable to the Company, reported in Net intersegment interest income (expense). TIH is the principal legal entity of the IH segment.

Also related to the same transaction, TIH recapitalized from a corporate entity to an LLC, such that each partner is allocated its share of TIH’s income before taxes, and beginning in the second quarter of 2023 the Company recognizes its associated income tax provision through OT&C. The Company elected not to restate prior periods for this change based on TIH’s previous status as a corporate entity. The Company recognized $110 million for the year ended December 31, 2023 of tax provision related to IH in OT&C. IH continues to recognize taxes for certain state jurisdictions that impose income taxes on partnerships and LLCs.

Consumer Banking and Wealth

The CB&W segment is made up of two primary businesses:

•Consumer & Small Business Banking provides banking, borrowing, investing, insurance solutions, and advice through Retail Banking, Premier Banking, and Small Business Banking to individuals and small business clients through an extensive network of branches and ATMs, digital channels, and contact centers. Financial products and services offered include deposits and payments, credit cards, loans, mortgages, brokerage and investment advisory services and insurance solutions. Consumer and Small Business Banking also serves as an entry point for clients and services for other businesses. It includes Indirect Lending Services, providing a comprehensive set of technology-enabled consumer lending solutions including point-of-sale offerings through Sheffield, Service Finance, Recreational Lending, and Dealer Retail Services. It also includes Mortgage Banking, which offers residential mortgage products nationally through its retail and correspondent channels, digital and by telephone. These products are either sold in the secondary market, typically with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking services loans held in the Company’s loan portfolio as well as those held by third-party investors. Mortgage also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies.
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

150 Truist Financial Corporation

Corporate and Commercial Banking

The C&CB segment is made up of five primary businesses:

•Corporate and Investment Banking delivers a comprehensive range of strategic advisory, capital raising, risk management, financing, liquidity and investment solutions, with the goal of serving the needs of both public and private companies in the C&CB segment. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services. Clients across diversified industry sectors including consumer and healthcare, energy, technology, financial services, industrials, and media and communications are provided a unique, high touch advisory approach by industry experts on the CIB team based on client size, complexity, and frequency of capital markets issuance.
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
•Commercial Real Estate provides a range of credit and deposit services as well as fee-based product offerings to developers, operators, and investors in commercial real estate properties through its National Banking Division. Additionally, Commercial Real Estate offers tailored financing and equity investment solutions for community development and affordable housing projects, with particular expertise in Low Income Housing Tax Credits and New Market Tax Credits. Real Estate Corporate and Investment Banking delivers banking, capital markets, and strategic advisory solutions to REIT, fund, and public home-builder clients. It also includes Grandbridge Real Estate Capital LLC, a fully integrated commercial mortgage investment banking company that originates commercial and multi-family real estate loans, services loan portfolios, and provides asset and portfolio management.
•Wholesale Payments provides treasury, merchant services, and commercial card solutions to Truist’s business clients, ranging from small businesses to large corporate institutions.
•Prime Rate Premium Finance Corporation, AFCO Credit Corporation, and CAFO Holding Company are insurance premium finance subsidiaries that provide funding to businesses in the U.S. and Canada for the purchase of commercial insurance policies.

Insurance Holdings

Truist’s IH segment is one of the largest insurance agency / brokerage networks, providing property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance.

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most real estate assets, as well as the Company’s functional activities such as finance, enterprise risk, legal, enterprise technology and management, among others. Additionally, OT&C houses intercompany eliminations, including intersegment net referral fees and residual interest rate risk after segment allocations have taken place.

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
Truist Financial Corporation 151

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

Segment Realignment

Effective January 2024, several business activities were realigned within the segments. First, the CB&W segment was renamed Consumer and Small Business Banking and the C&CB segment was renamed Wholesale Banking. Second, the Wealth business was repositioned into a component of the Wholesale Banking segment from the CB&W segment. Third, certain small business banking functions were repositioned into a component of the Consumer and Small Business Banking segment from the C&CB segment. The following table presents segment results prior to the realignment.
152 Truist Financial Corporation

The following table presents results by segment:

Year Ended December 31, (Dollars in millions)	CB&W			C&CB			IH			OT&C(1)			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net interest income (expense)	$5,588	$6,531	$6,751	$9,537	$6,133	$4,701	$4	$4	$4	$(529)	$1,648	$1,550	$14,600	$14,316	$13,006
Net intersegment interest income (expense)	5,207	3,650	2,435	(2,768)	19	645	(239)	28	6	(2,200)	(3,697)	(3,086)	—	—	—
Segment net interest income	10,795	10,181	9,186	6,769	6,152	5,346	(235)	32	10	(2,729)	(2,049)	(1,536)	14,600	14,316	13,006
Allocated provision for credit losses	1,094	868	150	1,021	(94)	(881)	—	—	—	(6)	3	(82)	2,109	777	(813)
Segment net interest income after provision	9,701	9,313	9,036	5,748	6,246	6,227	(235)	32	10	(2,723)	(2,052)	(1,454)	12,491	13,539	13,819
Noninterest income	3,310	3,418	3,688	2,346	2,670	3,185	3,392	3,086	2,648	(258)	(455)	(231)	8,790	8,719	9,290
Amortization of intangibles	271	321	317	124	133	153	132	128	102	—	1	2	527	583	574
Goodwill impairment	3,361	—	—	2,717	—	—	—	—	—	—	—	—	6,078	—	—
Other noninterest expense	8,080	7,338	7,447	3,647	3,155	3,155	2,703	2,318	1,924	431	1,195	2,016	14,861	14,006	14,542
Income (loss) before income taxes	1,299	5,072	4,960	1,606	5,628	6,104	322	672	632	(3,412)	(3,703)	(3,703)	(185)	7,669	7,993
Provision (benefit) for income taxes	1,121	1,206	1,133	851	1,207	1,286	40	166	144	(1,150)	(1,177)	(1,007)	862	1,402	1,556
Segment net income (loss)	$178	$3,866	$3,827	$755	$4,421	$4,818	$282	$506	$488	$(2,262)	$(2,526)	$(2,696)	$(1,047)	$6,267	$6,437

Identifiable assets (period end)	$154,121	$169,370	$160,851	$201,957	$208,696	$185,590	$9,093	$7,609	$6,165	$170,178	$169,580	$188,635	$535,349	$555,255	$541,241
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

Truist Financial Corporation 153

NOTE 22. Parent Company Financial Information

Parent Company - Condensed Balance Sheets (Dollars in millions)	December 31,
	2023	2022
Assets:
Cash and due from banks	$22	$29
Interest-bearing deposits with banks	11,264	10,861
AFS securities at fair value	218	214
Advances to / receivables from subsidiaries:
Banking	8,044	2,305
Nonbank	396	404
Total advances to / receivables from subsidiaries	8,440	2,709
Investment in subsidiaries:
Banking	57,994	59,921
Nonbank	4,666	4,553
Total investment in subsidiaries	62,660	64,474
Other assets	258	452
Total assets	$82,862	$78,739
Liabilities and Shareholders’ Equity:
Short-term borrowings	$196	$370
Long-term debt	23,267	17,625
Other liabilities	298	230
Total liabilities	23,761	18,225
Total shareholders’ equity	59,101	60,514
Total liabilities and shareholders’ equity	$82,862	$78,739

Parent Company - Condensed Income and Comprehensive Income Statements (Dollars in millions)	Year Ended December 31,
	2023	2022	2021
Income:
Dividends from subsidiaries:
Banking	$4,925	$4,800	$4,150
Nonbank	72	170	100
Total dividends from subsidiaries	4,997	4,970	4,250
Interest and other income from subsidiaries	359	100	143
Other income	25	27	(26)
Total income	5,381	5,097	4,367
Expenses:
Interest expense	957	369	258
Other expenses	142	131	125
Total expenses	1,099	500	383
Income before income taxes and equity in undistributed earnings of subsidiaries	4,282	4,597	3,984
Income tax benefit	180	50	26
Income before equity in undistributed earnings of subsidiaries	4,462	4,647	4,010
Equity in undistributed earnings (losses) of subsidiaries in excess of dividends from subsidiaries	(5,509)	1,620	2,427
Net income (loss)	(1,047)	6,267	6,437
Total OCI	1,095	(11,997)	(2,320)
Total comprehensive income	$48	$(5,730)	$4,117

154 Truist Financial Corporation

Parent Company - Statements of Cash Flows (Dollars in millions)	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(1,047)	$6,267	$6,437
Adjustments to reconcile net income to net cash from operating activities:
Equity in (earnings) losses of subsidiaries in excess of dividends from subsidiaries	5,509	(1,620)	(2,427)
Other, net	502	(449)	(438)
Net cash from operating activities	4,964	4,198	3,572
Cash Flows From Investing Activities:
Proceeds from maturities, calls, and paydowns of AFS securities	11	31	37
Purchases of AFS securities	(8)	(9)	(216)
Investment in subsidiaries	(905)	(4,142)	(120)
Advances to subsidiaries	(18,037)	(4,110)	(3,088)
Proceeds from repayment of advances to subsidiaries	12,383	6,813	3,922
Other, net	4	14	—
Net cash from investing activities	(6,552)	(1,403)	535
Cash Flows From Financing Activities:
Net change in short-term borrowings	(174)	(439)	188
Net issuance (repayment) of long-term debt	5,888	1,700	(2,149)
Repurchase of common stock	—	(250)	(1,616)
Redemption of preferred stock	—	—	(1,415)
Cash dividends paid on common and preferred stock	(3,131)	(2,989)	(2,852)
Other, net	(599)	(205)	(107)
Net cash from financing activities	1,984	(2,183)	(7,951)
Net Change in Cash and Cash Equivalents	396	612	(3,844)
Cash and Cash Equivalents, January 1	10,890	10,278	14,122
Cash and Cash Equivalents, December 31	$11,286	$10,890	$10,278

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

Dividend payments to the Parent Company by Truist Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends are restricted by regulatory minimum capital constraints.

Truist Financial Corporation 155

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

156 Truist Financial Corporation

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Location
2.1	Equity Interest Purchase Agreement, dated as of February 20, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 20, 2024.
3.1	Articles of Incorporation of the Registrant, as consolidated and restated December 15, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed February 24, 2021.
3.2	Bylaws of Truist Financial Corporation, as Amended and Restated, Effective September 27, 2023.	Incorporated herein by reference to Exhibit 3.1 of the of the Current Report on Form 8-K, filed October 2, 2023.
4.1	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.2	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.3	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
4.7	Deposit Agreement, dated as of July 29, 2019, between the Company and Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.8	Form of Depositary Receipt.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.9	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
4.10	Second Supplemental Indenture, dated as of June 6, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed June 6, 2022.
4.11	Fourth Supplemental Indenture, dated as of July 28, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed July 28, 2022.
Other instruments defining the rights of holders of long-term debt securities of Truist are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Truist agrees to furnish copies of these instruments to the SEC upon request.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation 2012 Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.3*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.4*	BB&T Nonqualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.5*	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.6*	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.7*	Third Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 23, 2022.
10.8*	Fourth Amendment to the BB&T Non-Qualified Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 23, 2022.
10.9*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.10*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
Truist Financial Corporation 157

Exhibit No.	Description	Location
10.11*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.12*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.13*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.14*	SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015	Incorporated by reference to Exhibit 10.1 to SunTrust's Current Report on Form 8-K, filed August 13, 2015.
10.15*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1.1 to SunTrust's Registration Statement No. 333-158866 on Form S-8, filed April 28, 2009.
10.16*	Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan	Incorporated by reference to Exhibit 10.29 of SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.17*	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed August 9, 2011.
10.18*	Further amended by Amendment Number One, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 10.10 to SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.19*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.20*	Form of Restricted Stock Unit Agreement (Category 2 Employee) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.21*	Form of Restricted Stock Unit Agreement (Senior Executive) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.22*	Form of LTIP Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.23*	Form of Performance Unit Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.24*	Truist Financial Corporation Nonqualified Defined Contribution Plan	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 24, 2021.
10.25*	Master Trust Agreement (Nonqualified Plans) between Truist Financial Corporation and Fidelity Management Trust Company	Incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K, filed February 24, 2021.
10.26*	Truist Financial Corporation 401(k) Savings Plan	Incorporated herein by reference to Exhibit 10.64 of the Annual Report on Form 10-K, filed February 24, 2021.
10.27*	First Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 23, 2022.
10.28*	Second Amendment to the Truist Financial Corporation 401(k) Saving Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K, filed February 23, 2022.
10.29*	Third Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.55 of the Annual Report on Form 10-K, filed February 28, 2023.
10.30*	Fourth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K, filed February 28, 2023.
10.31*	SunTrust Banks, Inc. Directors Deferred Compensation Plan, amended and restated as of January 1, 2009	Incorporated by reference to Exhibit 10.1 to the SunTrust Current Report on Form 8-K, filed January 7, 2009.
10.32*	Amendment Number One to the SunTrust Banks, Inc. Directors Deferred Compensation Plan, effective as of January 1, 2018	Incorporated herein by reference to Exhibit 10.14 of SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.33*	First Amendment to BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated January 1, 2005)	Incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K, filed February 24, 2021.
10.34*	2020 Amendment to the Truist Financial Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.67 of the Annual Report on Form 10-K, filed February 23, 2022.
10.35*	Employment Agreement by and between Truist Insurance Holdings, Inc. and John Howard	Incorporated herein by reference to Exhibit 10.68 of the Annual Report on Form 10-K, filed February 23, 2022.
158 Truist Financial Corporation

Exhibit No.	Description	Location
10.36*	Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.65 of the Annual Report on Form 10-K, filed February 24, 2021.
10.37*	First Amendment to Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.66 of the Annual Report on Form 10-K, filed February 24, 2021.
10.38*	Truist Financial Corporation 2022 Incentive Plan	Incorporated by reference to Annex B to the Corporation’s Definitive Proxy Statement (filed on March 14, 2022).
10.39*	Form of Employee Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 5, 2022.
10.40*	Letter from Daryl N. Bible, dated, December 2, 2022 regarding Voluntary Resignation as a Consultant	Incorporated herein by reference to Exhibit 10.67 of the Annual Report on Form 10-K, filed February 28, 2023.
10.41*	Retirement and Consulting Agreement between the Company and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 1, 2022.
10.42*	Truist Financial Corporation Management Change of Control, Severance, and Noncompetition Plan.	Incorporated herein by reference to Exhibit 10.1 on Current Report on Form 8-K, filed July 26, 2022.
10.43*	Form of Executive Severance and Noncompetition Agreement.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 31, 2022.
10.44*	Form of Restricted Stock Unit Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.45*	Form of Performance Unit Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.46*	Form of Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.47*	Form of LTIP Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.48*	Form of LTIP Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.49*	2023 Employment Agreement by and between Truist Insurance Holdings, Inc. and John Howard.	Incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.50*	Truist Financial Corporation Non-Qualified Deferred Compensation Trust	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 31, 2023.
10.51*	First Amendment and Resolutions to the Truist Financial Corporation Non-Qualified Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed July 31, 2023.
10.52*	Sixth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 31, 2023.
10.53*	Fifth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 31, 2023.
10.54*	Second Amendment to the Truist Financial Corporation Non-Qualified Defined Contribution Plan	Filed herewith.
10.55*	Second Amendment to Master Trust Agreement (Non-Qualified Plans) between Fidelity Management Trust Company and Truist Financial Corporation	Filed herewith.
10.56*	Third Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Filed herewith.
10.57*	Fourth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Filed herewith.
10.58*	Fifth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Filed herewith.
10.59*	Seventh Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Filed herewith.
10.60*	Sixth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
10.61*	Seventh Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
10.62*	Amended and Restated Management Change of Control, Severance, and Noncompetition Plan	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.
22†	List of Subsidiary Issuers of Guaranteed Securities.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
Truist Financial Corporation 159

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
97*	Executive Compensation Recoupment Policy	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.
160 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2024:

Truist Financial Corporation
(Registrant)
/s/ William H. Rogers Jr.
William H. Rogers Jr.
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

/s/ William H. Rogers Jr.	Chairman and Chief Executive Officer	February 27, 2024
William H. Rogers Jr.

/s/ Michael B. Maguire	Senior Executive Vice President and Chief Financial Officer	February 27, 2024
Michael B. Maguire	(Principal Financial Officer)

/s/ Cynthia B. Powell	Executive Vice President and Corporate Controller	February 27, 2024
Cynthia B. Powell	(Principal Accounting Officer)

/s/ Jennifer S. Banner	Director	February 27, 2024
Jennifer S. Banner

/s/ K. David Boyer, Jr.	Director	February 27, 2024
K. David Boyer, Jr.

/s/ Agnes Bundy Scanlan	Director	February 27, 2024
Agnes Bundy Scanlan

/s/ Dallas S. Clement	Director	February 27, 2024
Dallas S. Clement

/s/ Patrick C. Graney III	Director	February 27, 2024
Patrick C. Graney III

/s/ Linnie M. Haynesworth	Director	February 27, 2024
Linnie M. Haynesworth

/s/ Donna S. Morea	Director	February 27, 2024
Donna S. Morea

/s/ Charles A. Patton	Director	February 27, 2024
Charles A. Patton

/s/ Christine Sears	Director	February 27, 2024
Christine Sears

/s/ Thomas E. Skains	Director	February 27, 2024
Thomas E. Skains

/s/ Bruce L. Tanner	Director	February 27, 2024
Bruce L. Tanner

/s/ Steven C. Voorhees	Director	February 27, 2024
Steven C. Voorhees
Truist Financial Corporation 161