Form 10-Q
period 2024-03-31
TRUIST FINANCIAL CORP
filed 2024-05-09
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2024
Commission File Number: 1-10853

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

At March 31, 2024, 1,338,096,145 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AD and CL	Acquisition and development and commercial land
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Board	Truist’s Board of Directors
BRC	Board Risk Committee
C&CB	Corporate and Commercial Banking, an operating segment prior to the Company’s realignment as of January 1, 2024
CB&W	Consumer Banking and Wealth, an operating segment prior to the Company’s realignment as of January 1, 2024
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CET1	Common equity tier 1
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CIO	Chief Information Officer
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CP	Construction and permanent
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment after the Company’s realignment as of January 1, 2024
DIF	Deposit Insurance Fund administered by the FDIC
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GCO	Governance and Controls Organization
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Insurance Holdings, a discontinued operating segment following the announcement of the sale of TIH
IPV	Independent price verification
IRR	Interest rate risk
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing right
NA	Not applicable
NII	Net interest income
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
Truist Financial Corporation 1

Term	Definition
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share
TE	Taxable-equivalent
TIH	Truist Insurance Holdings, LLC, an entity classified as held for sale
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-charted member bank
U.S.	United States of America
U.S. DOJ	United States Department of Justice
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment after the Company’s realignment as of January 1, 2024
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
•our ability to cost-effectively fund our businesses and operations, including by accessing long- and short-term funding and liquidity and by retaining and growing client deposits;
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
•our ability to successfully make and integrate acquisitions and to effect divestitures, including the ability to successfully deploy the proceeds from the sale of TIH and perform our obligations under the transition services arrangements supporting TIH in a cost-effective and efficient manner;
•our ability to develop, maintain, and market our products or services or to absorb unanticipated costs or liabilities associated with those products or services;
•our ability to innovate, to anticipate the needs of current or future clients, to successfully compete, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;
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
•the credit, liquidity, or other financial condition of our clients, counterparties, service providers, or competitors;
•our ability to effectively deal with economic, business, or market slowdowns or disruptions;
•the efficacy of our methods or models in assessing business strategies or opportunities or in valuing, measuring, estimating, monitoring, or managing positions or risk;
•our ability to keep pace with changes in technology that affect us or our clients, counterparties, service providers, or competitors or to maintain rights or interests in associated intellectual property;
•our ability to attract, hire, and retain key teammates and to engage in adequate succession planning;
•the performance and availability of third-party service providers on whom we rely in delivering products and services to our clients and otherwise in conducting our business and operations;
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
•policies and other actions of governments to manage and mitigate climate and related environmental risks, and the effects of climate change or the transition to a lower-carbon economy on our business, operations, and reputation; and
•other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in our Annual Report on Form 10-K or described in any of the Company’s subsequent quarterly or current reports.

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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Mar 31, 2024	Dec 31, 2023
Assets
Cash and due from banks	$5,040	$5,000
Interest-bearing deposits with banks	29,510	25,230
Securities borrowed or purchased under agreements to resell	2,091	2,378
Trading assets at fair value	5,268	4,332
AFS securities at fair value	66,050	67,366
HTM securities (fair value of $43,041 and $44,630, respectively)	53,369	54,107
LHFS (including $1,201 and $852 at fair value, respectively)	1,253	1,280
Loans and leases (including $14 and $15 at fair value, respectively)	307,224	312,061
ALLL	(4,803)	(4,798)
Loans and leases, net of ALLL	302,421	307,263
Premises and equipment	3,274	3,298
Goodwill	17,157	17,156
CDI and other intangible assets	1,816	1,909
Loan servicing rights at fair value	3,417	3,378
Other assets (including $1,359 and $1,311 at fair value, respectively)	36,521	34,997
Assets of discontinued operations	7,772	7,655
Total assets	$534,959	$535,349
Liabilities
Noninterest-bearing deposits	$110,901	$111,624
Interest-bearing deposits (including $23 and $0 at fair value, respectively)	283,364	284,241
Short-term borrowings (including $2,034 and $1,625 at fair value, respectively)	26,329	24,828
Long-term debt	39,071	38,918
Other liabilities (including $2,990 and $2,597 at fair value, respectively)	13,119	12,946
Liabilities of discontinued operations	3,122	3,539
Total liabilities	475,906	476,096
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,690	6,669
Additional paid-in capital	36,197	36,177
Retained earnings	22,483	22,088
AOCI, net of deferred income taxes	(13,222)	(12,506)
Noncontrolling interests	232	152
Total shareholders’ equity	59,053	59,253
Total liabilities and shareholders’ equity	$534,959	$535,349
Common shares outstanding	1,338,096	1,333,743
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended March 31,
	2024	2023
Interest Income
Interest and fees on loans and leases	$4,865	$4,656
Interest on securities	805	752
Interest on other earning assets	514	376
Total interest income	6,184	5,784
Interest Expense
Interest on deposits	1,964	1,125
Interest on long-term debt	482	514
Interest on other borrowings	366	278
Total interest expense	2,812	1,917
Net Interest Income	3,372	3,867
Provision for credit losses	500	502
Net Interest Income After Provision for Credit Losses	2,872	3,365
Noninterest Income
Wealth management income	356	339
Investment banking and trading income	323	261
Card and payment related fees	224	230
Service charges on deposits	225	250
Mortgage banking income	97	142
Lending related fees	96	106
Operating lease income	59	67
Other income	66	26
Total noninterest income	1,446	1,421
Noninterest Expense
Personnel expense	1,630	1,668
Professional fees and outside processing	278	287
Software expense	224	200
Net occupancy expense	160	169
Amortization of intangibles	88	100
Equipment expense	88	102
Marketing and customer development	56	68
Operating lease depreciation	40	46
Regulatory costs	152	75
Restructuring charges	51	56
Other expense	186	244
Total noninterest expense	2,953	3,015
Earnings
Income before income taxes	1,365	1,771
Provision for income taxes	232	361
Net income from continuing operations	1,133	1,410
Net income from discontinued operations	67	105
Net income	1,200	1,515
Noncontrolling interests from discontinued operations	3	2
Preferred stock dividends and other	106	103
Net income available to common shareholders	$1,091	$1,410
Basic earnings from continuing operations	$0.77	$0.98
Basic EPS	0.82	1.06
Diluted earnings from continuing operations	0.76	0.98
Diluted EPS	0.81	1.05
Basic weighted average shares outstanding	1,335,091	1,328,602
Diluted weighted average shares outstanding	1,346,904	1,339,480

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2024	2023
Net income	$1,200	$1,515
OCI, net of tax:
Net change in net pension and postretirement costs	1	(14)
Net change in cash flow hedges	(190)	125
Net change in AFS securities	(576)	853
Net change in HTM securities	51	55
Other, net	(2)	1
Total OCI, net of tax	(716)	1,020
Total OCI	$484	$2,535
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$—	$(3)
Net change in cash flow hedges	(58)	38
Net change in AFS securities	(177)	262
Net change in HTM securities	15	15
Total income taxes related to OCI	$(220)	$312

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2023	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537
Net income	—	—	—	—	1,513	—	2	1,515
OCI	—	—	—	—	—	1,020	—	1,020
Issued in connection with equity awards, net	5,089	—	26	(45)	(1)	—	—	(20)
Cash dividends declared on common stock	—	—	—	—	(691)	—	—	(691)
Cash dividends declared on preferred stock	—	—	—	—	(103)	—	—	(103)
Equity-based compensation expense	—	—	—	83	—	—	—	83
Other, net	—	—	—	—	56	—	(3)	53
Balance, March 31, 2023	1,331,918	$6,673	$6,660	$34,582	$27,038	$(12,581)	$22	$62,394
Balance, January 1, 2024	1,333,743	$6,673	$6,669	$36,177	$22,088	$(12,506)	$152	$59,253
Net income	—	—	—	—	1,197	—	3	1,200
OCI	—	—	—	—	—	(716)	—	(716)
Issued in connection with equity awards, net	4,353	—	21	(43)	(2)	—		(24)
Cash dividends declared on common stock	—	—	—	—	(694)	—	—	(694)
Cash dividends declared on preferred stock	—	—	—	—	(106)	—	—	(106)
Equity-based compensation expense	—	—	—	63	—	—	—	63
Other, net	—	—	—	—	—	—	77	77
Balance, March 31, 2024	1,338,096	$6,673	$6,690	$36,197	$22,483	$(13,222)	$232	$59,053

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$1,200	$1,515
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	500	502
Depreciation	164	180
Amortization of intangibles	109	136
Net change in operating assets and liabilities:
LHFS	(349)	(846)
Pension asset	(57)	(1,346)
Derivative assets and liabilities	255	(12)
Trading assets	(936)	304
Other assets and other liabilities	(1,985)	(463)
Other, net	109	148
Net cash from operating activities	(990)	118
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	6	4
Proceeds from maturities, calls and paydowns of AFS securities	3,923	1,279
Purchases of AFS securities	(3,807)	(140)
Proceeds from maturities, calls and paydowns of HTM securities	808	858
Originations and purchases of loans and leases, net of sales and principal collected	4,692	(1,835)
Net cash received (paid) for FHLB stock	(1)	(1,147)
Net cash received (paid) for securities borrowed or purchased under agreements to resell	287	(456)
Other, net	(5)	(613)
Net cash from investing activities	5,903	(2,050)
Cash Flows From Financing Activities:
Net change in deposits	(1,599)	(8,498)
Net change in short-term borrowings	1,493	224
Proceeds from issuance of long-term debt	8,130	35,029
Repayment of long-term debt	(7,750)	(8,444)
Cash dividends paid on common stock	(694)	(691)
Cash dividends paid on preferred stock	(106)	(103)
Net cash received (paid) for hedge unwinds	—	(378)
Other, net	(46)	(32)
Net cash from financing activities	(572)	17,107
Net Change in Cash and Cash Equivalents	4,341	15,175
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	30,644	21,421
Cash and Cash Equivalents of Continuing and Discontinued Operations, March 31	$34,985	$36,596
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$2,826	$1,667
Income taxes	30	23
(1)Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Consolidated Statements of Cash Flows. The cash balance of these operations is reported as assets of discontinued operations on the Consolidated Balance Sheets. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 should be referred to in connection with these unaudited interim consolidated financial statements. The Company updated its accounting policies in connection with recently adopted accounting standards, as applicable, which are described in this footnote. There were no other significant changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 that could have a material effect on the Company’s financial statements.

Discontinued Operations

The Company classifies assets and liabilities as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to occur within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. An asset or business that meets the criteria for held for sale classification is reported as discontinued operations when the disposal represents a strategic shift that has had or will have a major effect on the Company’s operating results.

Assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for current and prior periods commencing in the period in which the asset or business meets all of the held for sale criteria described above. Net income from discontinued operations, net of tax, are separately reported in the Consolidated Statements of Income for current and prior periods commencing in the period in which the asset or business meets all of the held for sale criteria described above, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell.

Certain activity of TIH impacting the Company's footnote disclosures have been removed or revised. The footnote disclosures included herein are presented on a continuing operations basis, unless otherwise noted.

Refer to “Note 2. Discontinued Operations” for additional information.

Segment Realignment

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. Further, TIH was the principal legal entity of the IH segment. As the operations of TIH are now included in discontinued operations, the Company no longer presents the IH segment as one of its reportable segments. The segment disclosures have been revised to reflect the new structure. Refer to “Note 18. Operating Segments” for additional information.

Reclassifications

In addition to the reclassifications discussed above in the Consolidated Balance Sheets, Consolidated Statements of Income, and certain footnotes for discontinued operations and the segment realignment, as applicable, certain other amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Truist Financial Corporation 9

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

10 Truist Financial Corporation

NOTE 2. Discontinued Operations

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group led by Stone Point Capital LLC and Clayton, Dubilier & Rice for a purchase price that implied an enterprise value for TIH of $15.5 billion. The divestiture of TIH represents a strategic shift that has a major effect on our operations and financial results. The Company reclassified all of the assets and liabilities of TIH to discontinued operations in connection with the announcement of the disposition of the business. As such, financial information attributed to TIH has been recast to reflect discontinued operations for the periods presented herein. The following footnotes reflect impacts of discontinued operations: “Note 1. Basis of Presentation,” “Note 2. Discontinued Operations,” “Note 6. Goodwill and Other Intangible Assets,” “Note 8. Other Assets and Liabilities,” “Note 12. Income Taxes,” “Note 13. Benefit Plans,” “Note 17. Computation of EPS,” and “Note 18. Operating Segments.”

The following is a summary of the assets and liabilities of discontinued operations:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Assets of discontinued operations:
Cash and due from banks	$83	$72
Interest-bearing deposits with banks	352	342
Premises and equipment	66	72
Goodwill	3,745	3,745
CDI and other intangible assets	1,229	1,251
Other assets	2,297	2,173
Total assets of discontinued operations	$7,772	$7,655
Liabilities of discontinued operations:
Other liabilities	$3,122	$3,539
Total liabilities of discontinued operations	$3,122	$3,539

The following presents operating results of TIH classified as discontinued operations:

(Dollars in millions)	Three Months Ended March 31,
	2024	2023
Interest Income
Interest on other earning assets	$24	$1
Total interest income	24	1
Noninterest income
Insurance income	$892	$815
Other income	5	3
Total noninterest income	897	818
Expenses
Personnel expense	634	513
Professional fees and outside processing	48	27
Software expense	17	14
Net occupancy expense	15	14
Amortization of intangibles	21	36
Equipment expense	9	8
Marketing and customer development	10	10
Restructuring charges	19	7
Other expense	58	52
Total noninterest expense	831	681
Earnings
Income before income taxes from discontinued operations	90	138
Provision for income taxes	23	33
Net income from discontinued operations	67	105
Noncontrolling interests	3	2
Net income from discontinued operations attributable to controlling interest	$64	$103

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

(Dollars in millions)	Three Months Ended March 31,
	2024	2023
Net cash from operating activities	$(346)	$(134)
Net cash from investing activities	(4)	(7)
Net cash from financing activities	373	(45)

Truist Financial Corporation 11

On May 6, 2024, the Company completed the sale, which resulted in after-tax cash proceeds to Truist of approximately $10.1 billion. The transaction improves Truist’s relative capital position and allows Truist to maintain strategic flexibility. Upon closing, the transaction resulted in a full deconsolidation of the TIH subsidiary from Truist and resulted in an approximate after-tax gain of approximately $4.7 billion. Refer to “Note 19. Subsequent Events” for additional information.

In connection with the sale of TIH, the Company has entered into various agreements with entities controlled by the buyers and TIH, including a transition services agreement and several commercial agreements, ranging from one to seven years. The transition services agreement includes the following support services: information technology, finance and accounting, human resources, marketing and communications, procurement, and real estate. The Company will be compensated for such services on a monthly basis. The commercial agreements represent arrangements for both the Company and TIH to continue engaging in certain business activities after the completion of the sale. Such activities include referral services and certain brokerage and administration services. In addition, TIH will retain its depository relationship with Truist Bank after completion of the sale. TIH holds the majority of its cash in depository accounts with Truist Bank. TIH held $1.2 billion and $1.6 billion of deposits at Truist Bank as of March 31, 2024 and December 31, 2023, respectively. Such deposits are not presented in assets of discontinued operations as they are eliminated upon consolidation.

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

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Securities purchased under agreements to resell	$883	$1,168
Securities borrowed	1,208	1,210
Total securities borrowed or purchased under agreements to resell	$2,091	$2,378

Fair value of collateral permitted to be resold or repledged	$1,971	$2,175
Fair value of securities resold or repledged	—	12

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

	March 31, 2024				December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$10	$—	$—	$10	$12	$—	$12
State and Municipal	428	—	—	428	415	—	415
Agency MBS – residential	—	500	—	500	—	1,500	1,500
Corporate and other debt securities	521	80	50	651	420	80	500
Total securities sold under agreements to repurchase	$959	$580	$50	$1,589	$847	$1,580	$2,427

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

12 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

March 31, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$9,480	$—	$(460)	$(460)	$9,020
GSE	385	2	(37)	(35)	350
Agency MBS – residential	61,945	9	(10,804)	(10,795)	51,150
Agency MBS – commercial	2,822	—	(614)	(614)	2,208
States and political subdivisions	420	15	(16)	(1)	419
Non-agency MBS	3,648	—	(764)	(764)	2,884
Other	19	—	—	—	19
Total AFS securities, excluding portfolio level basis adjustments	78,719	26	(12,695)	(12,669)	66,050
Portfolio level basis adjustments(1)	(433)			433	—
Total AFS securities	$78,286	$26	$(12,695)	$(12,236)	$66,050
HTM securities:
Agency MBS – residential	$53,369	$—	$(10,328)	$(10,328)	$43,041

December 31, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,511	$2	$(472)	$(470)	$10,041
GSE	393	3	(34)	(31)	362
Agency MBS – residential	60,989	—	(9,700)	(9,700)	51,289
Agency MBS – commercial	2,817	—	(569)	(569)	2,248
States and political subdivisions	421	17	(13)	4	425
Non-agency MBS	3,698	—	(717)	(717)	2,981
Other	20	—	—	—	20
Total AFS securities	$78,849	$22	$(11,505)	$(11,483)	$67,366
HTM securities:
Agency MBS – residential	$54,107	$—	$(9,477)	$(9,477)	$44,630
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 16. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	March 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$39,345	$32,003
FHLMC	39,821	32,183

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
March 31, 2024 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$2,871	$6,566	$14	$29	$9,480	$2,850	$6,133	$13	$24	$9,020
GSE	—	7	12	366	385	—	7	11	332	350
Agency MBS – residential	—	120	447	61,378	61,945	—	113	420	50,617	51,150
Agency MBS – commercial	—	—	71	2,751	2,822	—	—	66	2,142	2,208
States and political subdivisions	49	48	168	155	420	48	47	174	150	419
Non-agency MBS	—	—	214	3,434	3,648	—	—	164	2,720	2,884
Other	—	7	12	—	19	—	7	12	—	19
Total AFS securities	$2,920	$6,748	$938	$68,113	$78,719	$2,898	$6,307	$860	$55,985	$66,050
HTM securities:
Agency MBS – residential	$—	$—	$—	$53,369	$53,369	$—	$—	$—	$43,041	$43,041
Truist Financial Corporation 13

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$743	$(2)	$7,805	$(458)	$8,548	$(460)
GSE	32	(1)	246	(36)	278	(37)
Agency MBS – residential	485	(3)	48,895	(10,801)	49,380	(10,804)
Agency MBS – commercial	12	—	2,196	(614)	2,208	(614)
States and political subdivisions	35	—	239	(16)	274	(16)
Non-agency MBS	—	—	2,884	(764)	2,884	(764)
Other	—	—	7	—	7	—
Total	$1,307	$(6)	$62,272	$(12,689)	$63,579	$(12,695)
HTM securities:
Agency MBS – residential	$—	$—	$43,041	$(10,328)	$43,041	$(10,328)

	Less than 12 months		12 months or more		Total
December 31, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$356	$(2)	$8,806	$(470)	$9,162	$(472)
GSE	16	—	255	(34)	271	(34)
Agency MBS – residential	258	(4)	51,006	(9,696)	51,264	(9,700)
Agency MBS – commercial	61	(2)	2,185	(567)	2,246	(569)
States and political subdivisions	35	—	243	(13)	278	(13)
Non-agency MBS	—	—	2,981	(717)	2,981	(717)
Other	—	—	20	—	20	—
Total	$726	$(8)	$65,496	$(11,497)	$66,222	$(11,505)
HTM securities:
Agency MBS – residential	$—	$—	$44,630	$(9,477)	$44,630	$(9,477)

At March 31, 2024 and December 31, 2023, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio, including non-agency MBS, were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. HTM debt securities consist of residential agency MBS. Accordingly, the Company does not expect to incur any credit losses on investment securities.

14 Truist Financial Corporation

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
March 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$156,987	$158	$12	$512	$157,669
CRE	21,860	21	—	261	22,142
Commercial construction	7,449	—	—	23	7,472
Consumer:
Residential mortgage	53,656	638	441	151	54,886
Home equity	9,626	59	10	130	9,825
Indirect auto	21,348	540	1	256	22,145
Other consumer	27,791	226	18	61	28,096
Credit card	4,859	74	56	—	4,989
Total	$303,576	$1,716	$538	$1,394	$307,224
(1)Includes government guaranteed loans of $408 million in the residential mortgage portfolio.

	Accruing
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$160,081	$230	$7	$470	$160,788
CRE	22,281	5	—	284	22,570
Commercial construction	6,658	—	1	24	6,683
Consumer:
Residential mortgage	54,261	639	439	153	55,492
Home equity	9,850	70	11	122	10,053
Indirect auto	21,788	669	2	268	22,727
Other consumer	28,296	271	21	59	28,647
Credit card	4,961	87	53	—	5,101
Total	$308,176	$1,971	$534	$1,380	$312,061
(1)Includes government guaranteed loans of $418 million in the residential mortgage portfolio.

Truist Financial Corporation 15

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

March 31, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$6,056	$22,561	$27,451	$14,650	$7,903	$16,367	$54,742	$—	$(287)	$149,443
Special mention	99	776	643	434	161	219	826	—	—	3,158
Substandard	69	960	792	443	234	663	1,395	—	—	4,556
Nonperforming	—	114	76	98	29	69	126	—	—	512
Total	6,224	24,411	28,962	15,625	8,327	17,318	57,089	—	(287)	157,669
Gross charge-offs	3	5	33	23	—	10	23	—	—	97
CRE:
Pass	445	3,377	4,593	2,577	1,890	5,227	1,171	—	(66)	19,214
Special mention	12	178	431	115	4	266	—	—	—	1,006
Substandard	99	348	370	233	202	349	60	—	—	1,661
Nonperforming	—	2	20	22	13	204	—	—	—	261
Total	556	3,905	5,414	2,947	2,109	6,046	1,231	—	(66)	22,142
Gross charge-offs	—	8	10	—	—	85	—	—	—	103
Commercial construction:
Pass	88	1,259	2,473	1,305	201	169	843	—	—	6,338
Special mention	1	15	428	187	44	—	100	—	—	775
Substandard	5	25	75	46	98	—	87	—	—	336
Nonperforming	—	—	23	—	—	—	—	—	—	23
Total	94	1,299	2,999	1,538	343	169	1,030	—	—	7,472
Gross charge-offs	—	—	—	—	—	—	—	—	—	—
Consumer:
Residential mortgage:
Current	304	2,847	13,316	16,264	5,648	15,277	—	—	—	53,656
30 - 89 days past due	6	23	62	57	38	452	—	—	—	638
90 days or more past due	—	16	34	29	30	332	—	—	—	441
Nonperforming	—	—	9	15	6	121	—	—	—	151
Total	310	2,886	13,421	16,365	5,722	16,182	—	—	—	54,886
Gross charge-offs	—	—	—	—	—	1	—	—	—	1
Home equity:
Current	—	—	—	—	—	—	6,070	3,556	—	9,626
30 - 89 days past due	—	—	—	—	—	—	41	18	—	59
90 days or more past due	—	—	—	—	—	—	6	4	—	10
Nonperforming	—	—	—	—	—	—	47	83	—	130
Total	—	—	—	—	—	—	6,164	3,661	—	9,825
Gross charge-offs	—	—	—	—	—	—	3	—	—	3
Indirect auto:
Current	1,839	4,236	7,316	4,197	2,155	1,606	—	—	(1)	21,348
30 - 89 days past due	4	84	169	117	67	99	—	—	—	540
90 days or more past due	—	—	1	—	—	—	—	—	—	1
Nonperforming	—	32	79	59	35	51	—	—	—	256
Total	1,843	4,352	7,565	4,373	2,257	1,756	—	—	(1)	22,145
Gross charge-offs	—	24	62	27	14	27	—	—	—	154
Other consumer:
Current	2,248	8,866	6,960	3,312	1,693	2,017	2,677	15	3	27,791
30 - 89 days past due	10	73	69	30	15	22	6	1	—	226
90 days or more past due	—	11	5	—	—	—	2	—	—	18
Nonperforming	—	10	16	14	7	13	—	1	—	61
Total	2,258	8,960	7,050	3,356	1,715	2,052	2,685	17	3	28,096
Gross charge-offs	7	54	50	24	12	10	8	—	—	165
Credit card:
Current	—	—	—	—	—	—	4,836	23	—	4,859
30 - 89 days past due	—	—	—	—	—	—	70	4	—	74
90 days or more past due	—	—	—	—	—	—	54	2	—	56
Total	—	—	—	—	—	—	4,960	29	—	4,989
Gross charge-offs	—	—	—	—	—	—	75	2	—	77
Total	$11,285	$45,813	$65,411	$44,204	$20,473	$43,523	$73,159	$3,707	$(351)	$307,224
Gross charge-offs	$10	$91	$155	$74	$26	$133	$109	$2	$—	$600

16 Truist Financial Corporation

December 31, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$26,836	$29,877	$15,683	$8,436	$5,918	$11,539	$55,026	$—	$(211)	$153,104
Special mention	688	623	557	152	37	197	1,003	—	—	3,257
Substandard	754	628	428	290	289	367	1,201	—	—	3,957
Nonperforming	36	116	99	12	42	31	134	—	—	470
Total	28,314	31,244	16,767	8,890	6,286	12,134	57,364	—	(211)	160,788
Gross charge-offs	20	72	126	21	5	35	111	—	—	390
CRE:
Pass	3,760	4,931	2,651	1,903	2,813	2,666	1,221	—	(70)	19,875
Special mention	185	315	140	79	203	37	—	—	—	959
Substandard	259	350	190	65	243	289	56	—	—	1,452
Nonperforming	2	52	28	15	174	13	—	—	—	284
Total	4,206	5,648	3,009	2,062	3,433	3,005	1,277	—	(70)	22,570
Gross charge-offs	—	58	10	20	29	47	2	—	—	166
Commercial construction:
Pass	1,029	2,196	1,370	287	89	125	840	—	—	5,936
Special mention	3	218	208	—	—	—	1	—	—	430
Substandard	24	48	27	174	—	—	20	—	—	293
Nonperforming	—	23	—	—	1	—	—	—	—	24
Total	1,056	2,485	1,605	461	90	125	861	—	—	6,683
Gross charge-offs	—	5	—	—	—	—	—	—	—	5
Consumer:
Residential mortgage:
Current	2,846	13,481	16,509	5,738	2,822	12,865	—	—	—	54,261
30 - 89 days past due	10	52	43	38	40	456	—	—	—	639
90 or more days past due	7	22	25	31	28	326	—	—	—	439
Nonperforming	—	7	13	7	13	113	—	—	—	153
Total	2,863	13,562	16,590	5,814	2,903	13,760	—	—	—	55,492
Gross charge-offs	—	—	2	1	1	6	—	—	—	10
Home equity:
Current	—	—	—	—	—	—	6,175	3,675	—	9,850
30 - 89 days past due	—	—	—	—	—	—	47	23	—	70
90 days or more past due	—	—	—	—	—	—	7	4	—	11
Nonperforming	—	—	—	—	—	—	42	80	—	122
Total	—	—	—	—	—	—	6,271	3,782	—	10,053
Gross charge-offs	—	—	—	—	—	—	10	—	—	10
Indirect auto:
Current	4,611	8,049	4,689	2,479	1,330	639	—	—	(9)	21,788
30 - 89 days past due	83	213	150	86	71	66	—	—	—	669
90 days or more past due	—	1	1	—	—	—	—	—	—	2
Nonperforming	20	85	63	39	33	28	—	—	—	268
Total	4,714	8,348	4,903	2,604	1,434	733	—	—	(9)	22,727
Gross charge-offs	25	202	118	58	59	69	—	—	—	531
Other consumer:
Current	9,903	7,676	3,715	1,914	1,049	1,207	2,816	13	3	28,296
30 - 89 days past due	86	85	41	23	16	12	7	1	—	271
90 days or more past due	9	8	1	1	—	—	2	—	—	21
Nonperforming	6	14	14	8	6	10	—	1	—	59
Total	10,004	7,783	3,771	1,946	1,071	1,229	2,825	15	3	28,647
Gross charge-offs	97	166	93	50	34	14	23	—	—	477
Student:(2)
Gross charge-offs	—	—	—	—	—	108	—	—	—	108
Credit card:
Current	—	—	—	—	—	—	4,942	19	—	4,961
30 - 89 days past due	—	—	—	—	—	—	84	3	—	87
90 days or more past due	—	—	—	—	—	—	51	2	—	53
Total	—	—	—	—	—	—	5,077	24	—	5,101
Gross charge-offs	—	—	—	—	—	—	220	3	—	223
Total	$51,157	$69,070	$46,645	$21,777	$15,217	$30,986	$73,675	$3,821	$(287)	$312,061
Gross charge-offs	$142	$503	$349	$150	$128	$279	$366	$3	$—	$1,920
(1)Includes certain deferred fees and costs and other adjustments.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

Truist Financial Corporation 17

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Mar 31, 2023
Commercial:
Commercial and industrial	$1,409	$(75)	$13	$151	$(1)	$1,497
CRE	224	(6)	1	32	—	251
Commercial construction	46	—	1	40	—	87
Consumer:
Residential mortgage	399	(1)	2	13	(81)	332
Home equity	90	(2)	6	(7)	—	87
Indirect auto	981	(127)	26	100	13	993
Other consumer	770	(105)	17	98	(1)	779
Student(2)	98	(5)	—	5	—	98
Credit card	360	(51)	9	40	(3)	355
ALLL	4,377	(372)	75	472	(73)	4,479
RUFC	272	—	—	10	—	282
ACL	$4,649	$(372)	$75	$482	$(73)	$4,761

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Mar 31, 2024
Commercial:
Commercial and industrial	$1,404	$(97)	$32	$22	$(1)	$1,360
CRE	616	(103)	7	143	—	663
Commercial construction	174	—	—	24	—	198
Consumer:
Residential mortgage	298	(1)	1	(76)	—	222
Home equity	89	(3)	5	(1)	—	90
Indirect auto	942	(154)	28	107	—	923
Other consumer	890	(165)	28	206	—	959
Credit card	385	(77)	9	71	—	388
ALLL	4,798	(600)	110	496	(1)	4,803
RUFC	295	—	—	4	(2)	297
ACL	$5,093	$(600)	$110	$500	$(3)	$5,100
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023.

The commercial ALLL increased $27 million and the consumer ALLL decreased $25 million for the three months ended March 31, 2024. The increase in the commercial ALLL primarily reflects an increase in reserves related to the CRE and commercial construction portfolios. The decrease in the consumer ALLL primarily reflects a reduction in loan volume and consideration of continued performance and improved outlook in consumer real estate, partially offset by an increase in certain consumer non-real estate portfolios.

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

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the March 31, 2024 ACL, unchanged since December 31, 2023. While the scenario weightings were unchanged, the economic outlook relative to the prior period varied by economic variables, including improvement in certain variables (e.g., House Price Index) and projected softness in others over the reasonable and supportable forecast period. The overall economic forecast shaping the ACL estimate at March 31, 2024 included GDP growth in the low-single digits and an unemployment rate near the mid-single digits.

18 Truist Financial Corporation

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The March 31, 2024 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	March 31, 2024		December 31, 2023
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$100	$412	$123	$347
CRE	20	241	154	130
Commercial construction	23	—	—	24
Consumer:
Residential mortgage	1	150	1	152
Home equity	2	128	1	121
Indirect auto	24	232	20	248
Other consumer	—	61	—	59
Total	$170	$1,224	$299	$1,081

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Nonperforming loans and leases HFI	$1,394	$1,380
Nonperforming LHFS	22	51
Foreclosed real estate	4	3
Other foreclosed property	56	54
Total nonperforming assets	$1,476	$1,488

Residential mortgage loans in the process of foreclosure	$201	$214

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

Three Months Ended March 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$142	$—	$—	$1	$—	$—	$—	$15	$158	0.10%
CRE	167	—	—	10	—	—	—	13	190	0.86
Commercial construction	45	—	—	—	—	—	—	—	45	0.60
Consumer:
Residential mortgage	—	19	13	16	—	55	9	1	113	0.21
Home equity	—	—	—	—	2	—	—	—	2	0.02
Indirect auto	—	6	—	549	4	—	—	3	562	2.54
Other consumer	—	9	—	—	1	—	—	—	10	0.04
Credit card	—	—	—	—	—	—	—	10	10	0.20
Total	$354	$34	$13	$576	$7	$55	$9	$42	$1,090	0.35%

Truist Financial Corporation 19

Three Months Ended March 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$390	$51	$—	$—	$—	$—	$—	$—	$441	0.26%
CRE	103	—	—	71	—	—	—	—	174	0.77
Commercial construction	1	—	—	—	—	—	—	—	1	0.02
Consumer:
Residential mortgage	—	29	32	25	1	92	20	4	203	0.36
Home equity	—	—	—	—	2	—	—	1	3	0.03
Indirect auto	—	5	—	5	5	—	—	6	21	0.08
Other consumer	—	5	—	—	1	—	—	1	7	0.03
Credit card	—	—	—	—	—	—	—	5	5	0.10
Total	$494	$90	$32	$101	$9	$92	$20	$17	$855	0.26%

Three Months Ended March 31, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 11 months and increased the interest rate by 0.5%
CRE	Extended the term by 6 months and increased the interest rate by 0.5%
Commercial construction	Extended the term by 11 months and increased the interest rate by 0.1%
Term Extensions
Residential mortgage	Extended the term by 105 months.
Indirect auto	Extended the term by 26 months.
Other consumer	Extended the term by 26 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 90 days of payment deferral.
CRE	Provided 90 days of payment deferral.
Residential mortgage	Provided 193 days of payment deferral.
Indirect auto	Provided 186 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Home equity	Extended the term by 275 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 33 months and decreased the interest rate by 3%.
Other consumer	Extended the term by 61 months and increased the interest rate by 0.025%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 85 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 134 months, and decreased the interest rate by 0.5%.

20 Truist Financial Corporation

Three Months Ended March 31, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 4 months and increased the interest rate by 0.4%.
CRE	Extended the term by 9 months and increased the interest rate by 0.1%.
Commercial construction	Extended the term by 5 months.
Term Extensions
Commercial and industrial	Extended the term by 3 months.
Residential mortgage	Extended the term by 158 months.
Indirect auto	Extended the term by 25 months.
Other Consumer	Extended the term by 25 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
CRE	Provided 233 days of payment deferral.
Residential mortgage	Provided 195 days of payment deferral.
Indirect auto	Provided 129 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Residential mortgage	Extended the term by 97 months and decreased the interest rate by 0.8%.
Home equity	Extended the term by 318 months and decreased the interest rate by 2.3%.
Indirect auto	Extended the term by 11 months and decreased the interest rate by 7%.
Other consumer	Extended the term by 101 months and decreased the interest rate by 3%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 111 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 82 months, and decreased the interest rate by 0.3%.

The tables above exclude trial modifications totaling $40 million and $64 million for the three months ended March 31, 2024 and 2023, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of March 31, 2024 and December 31, 2023, Truist had $489 million and $702 million, respectively, in unfunded lending commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the receivables in the ways described above during the twelve months preceding March 31, 2024 and December 31, 2023, respectively.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Truist Financial Corporation 21

Truist closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the period-end delinquency status and amortized cost of loans that were modified in the last 12 months. The period-end delinquency status of loans that were modified are disclosed at amortized cost and reflect the impact of any paydowns, payoffs, and/or charge-offs that occurred subsequent to modification.

	Payment Status (Amortized Cost Basis)
March 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$844	$8	$61	$913
CRE	352	19	—	371
Commercial construction	70	—	—	70
Consumer:
Residential mortgage	379	96	87	562
Home equity	10	1	—	11
Indirect auto	888	154	23	1,065
Other consumer	28	1	—	29
Credit card	15	4	2	21
Total	$2,586	$283	$173	$3,042
Total nonaccrual loans included above	$339	$46	$107	$492

	Payment Status (Amortized Cost Basis)
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$887	$48	$92	$1,027
CRE	233	11	1	245
Commercial construction	22	—	—	22
Consumer:
Residential mortgage	427	116	90	633
Home equity	11	—	—	11
Indirect auto	730	148	20	898
Other consumer	24	1	—	25
Credit card	11	3	2	16
Total	$2,345	$327	$205	$2,877
Total nonaccrual loans included above	$155	$85	$137	$377

22 Truist Financial Corporation

The following table provides the amortized cost basis of financing receivables that were modified and were in payment default in the last twelve months:

March 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$45	$—	$—	$1	$—	$—	$15	$61
Consumer:
Residential mortgage	—	16	3	34	30	3	1	87
Indirect auto	—	1	—	20	—	—	2	23
Credit card	—	—	—	—	—	—	2	2
Total	$45	$17	$3	$55	$30	$3	$20	$173

December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$72	$—	$—	$20	$—	$—	$—	$92
CRE	1	—	—	—	—	—	—	1
Consumer:
Residential mortgage	—	13	6	34	31	5	1	90
Indirect auto	—	1	—	17	—	—	2	20
Credit card	—	—	—	—	—	—	2	2
Total	$73	$14	$6	$71	$31	$5	$5	$205

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Unearned income, discounts, and net deferred loan fees and costs	$571	$553

Truist Financial Corporation 23

NOTE 6. Goodwill and Other Intangible Assets

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. Further, TIH was the principal legal entity of the IH segment. As the operations of TIH are now included in discontinued operations, the Company no longer presents the IH segment as one of its reportable segments. Following the realignment of these business activities, the Company’s three reporting units with goodwill balances are CSBB, WB, and Wealth.

In conjunction with these realignments, goodwill of $1.7 billion was realigned to WB from CSBB based on the relative fair value of CSBB and Wealth, and goodwill of $220 million was realigned to CSBB from WB based on the relative fair value of WB and the realigned small business banking client segmentation. In addition, the Company completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the realignments and determined that no impairment existed. The quantitative valuation of WB performed in conjunction with these goodwill realignments indicated that as of January 1, 2024, the fair value of the WB reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of the WB reporting unit may be at risk of impairment.

The Company monitored events and circumstances during the period from January 1, 2024 to March 31, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its January 1, 2024 quantitative valuations associated with the realignments of goodwill, and the sensitivity of the January 1, 2024 quantitative results to changes in assumptions as of March 31, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2024.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2024 primarily relates to the segment realignment described above. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations and “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CSBB	WB	Total
Goodwill, December 31, 2023	$13,503	$3,653	$17,156
Segment realignment	(1,498)	1,498	—
Adjustments and other	—	1	1
Goodwill, March 31, 2024	$12,005	$5,152	$17,157

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	March 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,473	$(1,703)	$770	$2,473	$(1,650)	$823
Other, primarily client relationship intangibles	1,593	(547)	1,046	1,598	(512)	1,086
Total	$4,066	$(2,250)	$1,816	$4,071	$(2,162)	$1,909

24 Truist Financial Corporation

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
UPB of residential mortgage loan servicing portfolio	$265,890	$269,068
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	210,635	213,399
Mortgage loans sold with recourse	167	173
Maximum recourse exposure from mortgage loans sold with recourse liability	105	109
Indemnification, recourse and repurchase reserves	49	52

As of / For the Three Months Ended March 31, (Dollars in millions)	2024	2023
UPB of residential mortgage loans sold from LHFS	$1,763	$2,507
Pre-tax gains recognized on mortgage loans sold and held for sale	15	16
Servicing fees recognized from mortgage loans serviced for others	147	163
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.27%
Weighted average interest rate on mortgage loans serviced for others	3.59	3.52

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2024	2023
Residential MSRs, carrying value, January 1	$3,088	$3,428
Additions	30	44
Sales	(1)	(428)
Change in fair value due to changes in valuation inputs or assumptions(1)	77	(1)
Realization of expected net servicing cash flows, passage of time, and other	(60)	(57)
Residential MSRs, carrying value, March 31	$3,134	$2,986
(1)The three months ended March 31, 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	March 31, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.5%	17.3%	7.3%	6.7%	18.2%	7.5%
Effect on fair value of a 10% increase			$(82)			$(82)
Effect on fair value of a 20% increase			(158)			(160)
OAS	2.4%	11.9%	4.5%	2.2%	12.0%	4.6%
Effect on fair value of a 10% increase			$(60)			$(60)
Effect on fair value of a 20% increase			(117)			(118)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.6%			99.6%
Adjustable-rate residential mortgage loans			0.4			0.4
Total			100.0%			100.0%
Weighted average life			7.6 years			7.5 years

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

Truist Financial Corporation 25

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
UPB of CRE mortgages serviced for others	$29,075	$31,681
CRE mortgages serviced for others covered by recourse provisions	9,656	9,661
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,813	2,813
Recorded reserves related to recourse exposure	14	16
CRE mortgages originated during the year-to-date period	276	2,989
Commercial MSRs at fair value	268	272

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	March 31, 2024		December 31, 2023
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,033	$9	$1,057	$10
Total lease liabilities	1,355	11	1,387	12
Weighted average remaining term	6.1 years	6.6 years	6.2 years	6.6 years
Weighted average discount rate	3.2%	5.2%	3.1%	5.1%

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Operating lease costs	$77	$73

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Assets held under operating leases(1)(2)	$2,138	$2,160
Accumulated depreciation	(564)	(583)
Net	$1,574	$1,577
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $40 million and $32 million at March 31, 2024 and December 31, 2023, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.7 billion at March 31, 2024 and December 31, 2023.
26 Truist Financial Corporation

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
FHLB advances	$22,500	$20,500
Securities sold under agreements to repurchase	1,589	2,427
Securities sold short	2,034	1,625
Other short-term borrowings	206	276
Total short-term borrowings	$26,329	$24,828

The following table presents a summary of long-term debt:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
	Carrying Amount	Carrying Amount

Truist Financial Corporation:
Fixed rate senior notes(1)	$23,103	$19,808
Floating rate senior notes	999	999
Fixed rate subordinated notes(1)(2)	1,818	1,831
Capital notes(2)	630	629
Truist Bank:
Fixed rate senior notes	4,184	4,170
Floating rate senior notes	—	1,250
Fixed rate subordinated notes(2)	4,748	4,770
Floating rate FHLB advances	2,200	4,200
Other long-term debt(3)	1,389	1,261
Total long-term debt	$39,071	$38,918
(1)Certain senior and subordinated notes convert from fixed to floating one year prior to maturity, and are callable within the final year of maturity at par.
(2)Subordinated and capital notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)Includes debt associated with finance leases, tax credit investments, and other.

Truist Financial Corporation 27

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended March 31,
	2024	2023
Cash dividends declared per share	$0.52	$0.52

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2023	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
OCI before reclassifications, net of tax	(26)	125	903	—	1	1,003
Amounts reclassified from AOCI:
Before tax	16	—	(65)	70	—	21
Tax effect	4	—	(15)	15	—	4
Amounts reclassified, net of tax	12	—	(50)	55	—	17
Total OCI, net of tax	(14)	125	853	55	1	1,020
AOCI balance, March 31, 2023	$(1,549)	$47	$(8,542)	$(2,533)	$(4)	$(12,581)
AOCI balance, January 1, 2024	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
OCI before reclassifications, net of tax	1	(232)	(455)	—	(2)	(688)
Amounts reclassified from AOCI:
Before tax	—	55	(158)	66	—	(37)
Tax effect	—	13	(37)	15	—	(9)
Amounts reclassified, net of tax	—	42	(121)	51	—	(28)
Total OCI, net of tax	1	(190)	(576)	51	(2)	(716)
AOCI balance, March 31, 2024	$(1,078)	$(490)	$(9,354)	$(2,296)	$(4)	$(13,222)

28 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended March 31, 2024 and 2023, the provision for income taxes from continuing operations was $232 million and $361 million, respectively, representing effective tax rates of 17.0% and 20.4%, respectively. The lower effective tax rate for the three months ended March 31, 2024 was primarily due to a decrease in the full year forecasted pre-tax earnings. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2024	2023
Service cost(1)	Personnel expense / Net income from discontinued operations	$96	$93
Interest cost	Other expense	108	111
Estimated return on plan assets	Other expense	(244)	(228)
Amortization and other	Other expense	1	20
Net periodic (benefit) cost		$(39)	$(4)
(1)Includes $7 million for the three months ended March 31, 2024 and 2023 of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH. Following the sale of TIH, Truist will (i) no longer recognize the service costs for TIH employees, (ii) retain the related postretirement benefit obligation for TIH employees, and (iii) remeasure the postretirement benefit obligation of the plan.

Truist makes contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Truist did not make a discretionary contribution to the pension plan during the three months ended March 31, 2024.

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Mar 31, 2024	Dec 31, 2023
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$6,907	$6,754
Amount of future funding commitments included in carrying amount	Other liabilities	2,515	2,473
Lending exposure	Loans and leases for funded amounts	2,044	1,981
Renewable energy investments:
Carrying amount	Other assets	291	285
Amount of future funding commitments not included in carrying amount	NA	744	747
SBIC and certain other equity method investments:
Carrying amount	Other assets	774	758
Amount of future funding commitments not included in carrying amount	NA	560	589

Truist Financial Corporation 29

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial.

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2024	2023
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$185	$157
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$171	$148
Other community development investments	Other noninterest income	2	2

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Commitments to extend, originate, or purchase credit and other commitments	$207,966	$207,285
Residential mortgage loans sold with recourse	167	173
CRE mortgages serviced for others covered by recourse provisions	9,656	9,661
Other loans serviced for others covered by recourse and other provisions	1,247	1,032
Letters of credit	6,513	6,239

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

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Total return swaps:
VIE assets	$1,698	$1,641
Trading loans and bonds	1,645	1,572
VIE liabilities	105	50

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

30 Truist Financial Corporation

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

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Pledged securities	$40,105	$41,270
Pledged loans:
FRB	71,692	73,898
FHLB	66,946	67,748
Unused borrowing capacity:
FRB	53,548	55,252
FHLB	25,031	24,712

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $375 million as of March 31, 2024. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

For certain matters, Truist may be unable to estimate the loss or range of loss, even if it believes that a loss is probable or reasonably possible, until developments in the matter provide additional information sufficient to support such an estimate. These matters are not accrued for and are not reflected in the estimate of reasonably possible losses.

Truist Financial Corporation 31

The following is a description of certain legal proceedings and other matters in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class seeks a return of up to $452 million in paid overdraft fees from the 2006 to 2017 period above, plus prejudgment interest which, based on the amount of claimed fees, was estimated to be approximately $407 million as of March 31, 2024. A court-ordered mediation was held on February 28, 2024, but no resolution was reached. On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class filed separate notices of appeal from the trial court’s order, and Truist has filed a notice of cross-appeal. The trial court suspended the previously scheduled trial date of April 29, 2024, related pre-trial deadlines pending appeal.

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

FDIC Special Assessment

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist is $582 million, with $507 million recognized in the fourth quarter of 2023 and an additional $75 million recognized in the first quarter of 2024 due to an increase in the estimated relevant losses to the DIF reported by the FDIC in February 2024. The special assessment will be paid in eight quarterly installments beginning in the second quarter of 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.
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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$143	$—	$143	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	761	—	761	—	—
Corporate and other debt securities	1,940	—	1,940	—	—
Loans	1,692	—	1,692	—	—
Other	690	619	71	—	—
Total trading assets	5,268	619	4,649	—	—
AFS securities:
U.S. Treasury	9,020	—	9,020	—	—
GSE	350	—	350	—	—
Agency MBS – residential	51,150	—	51,150	—	—
Agency MBS – commercial	2,208	—	2,208	—	—
States and political subdivisions	419	—	419	—	—
Non-agency MBS	2,884	—	2,884	—	—
Other	19	—	19	—	—
Total AFS securities	66,050	—	66,050	—	—
LHFS at fair value	1,201	—	1,201	—	—
Loans and leases	14	—	—	14	—
Loan servicing rights at fair value	3,417	—	—	3,417	—
Other assets:
Derivative assets	1,088	1,535	1,858	4	(2,309)
Equity securities	271	264	7	—	—
Total assets	$77,309	$2,418	$73,765	$3,435	$(2,309)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$23	$—	$23	$—	$—
Short-term borrowings:
Securities sold short	2,034	110	1,924	—	—
Other liabilities:
Derivative liabilities	2,990	826	4,729	25	(2,590)
Total liabilities	$5,047	$936	$6,676	$25	$(2,590)

Truist Financial Corporation 33

December 31, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$144	$—	$144	$—	$—
GSE	50	—	50	—	—
States and political subdivisions	760	—	760	—	—
Corporate and other debt securities	1,293	—	1,293	—	—
Loans	1,575	—	1,575	—	—
Other	510	461	49	—	—
Total trading assets	4,332	461	3,871	—	—
AFS securities:
U.S. Treasury	10,041	—	10,041	—	—
GSE	362	—	362	—	—
Agency MBS – residential	51,289	—	51,289	—	—
Agency MBS – commercial	2,248	—	2,248	—	—
States and political subdivisions	425	—	425	—	—
Non-agency MBS	2,981	—	2,981	—	—
Other	20	—	20	—	—
Total AFS securities	67,366	—	67,366	—	—
LHFS at fair value	852	—	852	—	—
Loans and leases	15	—	—	15	—
Loan servicing rights at fair value	3,378	—	—	3,378	—
Other assets:
Derivative assets	951	956	1,867	5	(1,877)
Equity securities	360	245	115	—	—
Total assets	$77,254	$1,662	$74,071	$3,398	$(1,877)
Liabilities:
Short-term borrowings:
Securities sold short	$1,625	$185	$1,440	$—	$—
Other liabilities:
Derivative liabilities	2,597	487	4,171	24	(2,085)
Total liabilities	$4,222	$672	$5,611	$24	$(2,085)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At March 31, 2024 and December 31, 2023, investments totaling $464 million and $459 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

The following discussion focuses on the valuation techniques and significant inputs for brokered time deposit liabilities that are measured at fair value on a recurring basis. For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2023.

Brokered time deposits: The Company has elected to measure certain CDs that contain embedded derivatives at fair value. This fair value election better aligns the economics of the CDs with the Company’s risk management strategies. The Company elects, on an instrument by instrument basis, whether a new issuance will be measured at fair value. The Company has classified CDs measured at fair value as level 2 instruments due to the Company’s ability to observe all significant inputs to model-derived valuations in active markets. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the CD and an estimate of the Bank’s credit risk. For any embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed in the “Derivative assets and liabilities” section in “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2023.

34 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended March 31, 2024 and 2023 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2023	$18	$3,758	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	(5)	(2)
Issuances	—	48	(2)
Sales	—	(428)	—
Settlements	(1)	(70)	22
Balance at March 31, 2023	$17	$3,303	$(18)
Balance at January 1, 2024	$15	$3,378	$(19)
Total realized and unrealized gains (losses):
Included in earnings	—	82	(3)
Issuances	—	32	(1)
Sales	—	(1)	—
Settlements	(1)	(74)	2
Balance at March 31, 2024	$14	$3,417	$(21)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2024	$—	$82	$(9)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	March 31, 2024			December 31, 2023
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,692	$1,775	$(83)	$1,575	$1,664	$(89)
Loans and leases	14	15	(1)	15	16	(1)
LHFS at fair value	1,201	1,185	16	852	828	24
Brokered time deposits	23	23	—	—	—	—

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Carrying value:
LHFS	$8	$19
Loans and leases	659	840
Other	244	454

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Valuation adjustments:
LHFS	$(9)	$—
Loans and leases	(272)	(166)
Other	(83)	(44)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $44 million and $409 million of LHFS carried at cost at March 31, 2024 and December 31, 2023, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

Truist Financial Corporation 35

Loans and leases consist of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated Statement of Income. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of individually evaluated loans and leases.

Other includes foreclosed real estate, other foreclosed property, partnership investments, premises and equipment, OREO, and held for sale operating leases, and consists primarily of residential homes, commercial properties, vacant lots, and automobiles. Partnership investments are measured based on discounted expected future cash flows. The remaining assets are measured at LOCOM, less costs to sell.

Financial Instruments Not Recorded at Fair Value

For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instruments. Values obtained relate to trading without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales, or the relationship between various instruments.

An active market does not exist for certain financial instruments. Fair value estimates for these instruments are based on current economic conditions and interest rate risk characteristics, loss experience, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the fair value estimates in many instances cannot be substantiated by comparison to independent markets. In addition, changes in assumptions could significantly affect these fair value estimates. Financial assets and liabilities not recorded at fair value are summarized below:

		March 31, 2024		December 31, 2023
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$53,369	$43,041	$54,107	$44,630
Loans and leases HFI, net of ALLL	Level 3	302,407	294,759	307,248	300,830
Financial liabilities:
Time deposits	Level 2	41,836	41,641	43,561	43,368
Long-term debt	Level 2	39,071	38,759	38,918	38,353

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $297 million and $295 million at March 31, 2024 and December 31, 2023, respectively.

36 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	March 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$22,538	$1	$—	$17,673	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	17,768	—	—	14,268	—	—
Swaps hedging AFS securities	25,043	—	—	24,178	—	—
Total	42,811	—	—	38,446	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	154,598	580	(2,219)	154,692	637	(1,926)
Options	31,272	81	(101)	34,593	114	(106)
Forward commitments	443	1	(5)	178	—	(11)
Other	3,969	—	—	3,033	—	—
Equity contracts	42,080	1,828	(2,395)	39,561	1,164	(1,733)
Credit contracts:
Trading assets	560	—	—	100	—	—
Loans and leases	325	—	—	225	—	—
Risk participation agreements	7,627	—	(2)	7,499	—	(3)
Total return swaps	1,592	38	(11)	1,598	41	(7)
Foreign exchange contracts	25,169	211	(197)	24,480	256	(256)
Commodity	8,858	548	(537)	8,367	513	(503)
Total	276,493	3,287	(5,467)	274,326	2,725	(4,545)
Mortgage banking:
Interest rate contracts:
Swaps	137	—	—	105	—	—
Options	400	1	—	400	3	—
Interest rate lock commitments	1,316	4	(10)	746	5	(10)
When issued securities, forward rate agreements and forward commitments	2,049	10	(6)	1,438	12	(17)
Other	228	1	—	94	—	—
Total	4,130	16	(16)	2,783	20	(27)
MSRs:
Interest rate contracts:
Swaps	18,492	1	—	15,252	—	—
Options	15,002	86	(97)	14,854	75	(109)
When issued securities, forward rate agreements and forward commitments	1,497	6	—	933	8	—
Other	2,125	—	—	1,692	—	(1)
Total	37,116	93	(97)	32,731	83	(110)
Total derivatives not designated as hedges	317,739	3,396	(5,580)	309,840	2,828	(4,682)
Total derivatives	$383,088	3,397	(5,580)	$365,959	2,828	(4,682)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,704)	1,704		(1,268)	1,268
Cash collateral (received) posted for amounts subject to master netting arrangements		(605)	886		(609)	817
Net amount		$1,088	$(2,990)		$951	$(2,597)

Truist Financial Corporation 37

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

March 31, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,784	$(1,483)	$301	$—	$301
Derivatives not subject to master netting arrangement or similar arrangement	78	—	78	—	78
Exchange traded derivatives	1,535	(826)	709	—	709
Total derivative assets	$3,397	$(2,309)	$1,088	$—	$1,088
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,954)	$1,764	$(2,190)	$157	$(2,033)
Derivatives not subject to master netting arrangement or similar arrangement	(800)	—	(800)	—	(800)
Exchange traded derivatives	(826)	826	—	—	—
Total derivative liabilities	$(5,580)	$2,590	$(2,990)	$157	$(2,833)

December 31, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,775	$(1,392)	$383	$—	$383
Derivatives not subject to master netting arrangement or similar arrangement	97	—	97	—	97
Exchange traded derivatives	956	(485)	471	—	471
Total derivative assets	$2,828	$(1,877)	$951	$—	$951
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,627)	$1,600	$(2,027)	$151	$(1,876)
Derivatives not subject to master netting arrangement or similar arrangement	(568)	—	(568)	—	(568)
Exchange traded derivatives	(487)	485	(2)	—	(2)
Total derivative liabilities	$(4,682)	$2,085	$(2,597)	$151	$(2,446)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	March 31, 2024			December 31, 2023
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)	$49,955	$(433)	$(5)	$51,782	$6	$(5)
Loans and leases	320	—	7	322	—	7
Long-term debt	30,847	(469)	(453)	27,572	(237)	(475)
(1)The amortized cost of AFS securities was $58.7 billion at March 31, 2024 and $62.2 billion at December 31, 2023. Further, as of March 31, 2024, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $57.6 billion, of which $25.0 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security.

38 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(303)	$163
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Commercial Loans	(55)	—

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Investment securities:
Amounts related to interest settlements	$163	$76
Recognized on derivatives	442	(95)
Recognized on hedged items	(436)	106
Net income (expense) recognized(1)	169	87
Loans and leases:
Recognized on hedged items	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(39)	(46)
Recognized on derivatives	(232)	156
Recognized on hedged items	211	(142)
Net income (expense) recognized	(60)	(32)
Net income (expense) recognized, total	$108	$54
(1)Includes $9 million of income recognized for the three months ended March 31, 2024, respectively, and $10 million for the three months ended March 31, 2023, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
Truist Financial Corporation 39

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(310)	$(106)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	(180)	(194)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(244)	(203)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(51)	$(64)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(70)	(60)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $404 million at March 31, 2024 and $413 million at December 31, 2023.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2024	2023
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$39	$34
Foreign exchange contracts	Investment banking and trading income and other income	65	(3)
Equity contracts	Investment banking and trading income and other income	(17)	2
Credit contracts	Investment banking and trading income and other income	(24)	(33)
Commodity contracts	Investment banking and trading income	2	10
Mortgage banking:
Interest rate contracts – residential	Mortgage banking income	(1)	(1)
Interest rate contracts – commercial	Mortgage banking income	—	1
MSRs:
Interest rate contracts – residential	Mortgage banking income	(91)	1
Interest rate contracts – commercial	Mortgage banking income	(6)	3
Total		$(33)	$14

40 Truist Financial Corporation

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At March 31, 2024, the remaining terms on these risk participations ranged from less than one year to 13 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Risk participation agreements:
Maximum potential amount of exposure	$471	$520
Total return swaps:
Cash and other collateral received	419	437

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Dealer and other counterparties:
Cash and other collateral received from counterparties	$664	$609
Derivatives in a net gain position secured by collateral received	685	735
Unsecured positions in a net gain with counterparties after collateral postings	80	126
Cash collateral posted to counterparties	1,045	960
Derivatives in a net loss position secured by collateral	1,155	1,052
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	8	14
Derivatives in a net loss position	—	8
Derivatives in a net gain position	7	2
Securities pledged to central counterparties clearing	1,058	1,249

Truist Financial Corporation 41

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2024	2023
Net income available to common shareholders from continuing operations	$1,027	$1,307
Net income available to common shareholders from discontinued operations	64	103
Net income available to common shareholders	$1,091	$1,410
Weighted average number of common shares	1,335,091	1,328,602
Effect of dilutive outstanding equity-based awards	11,813	10,878
Weighted average number of diluted common shares	1,346,904	1,339,480
Basic earnings from continuing operations	$0.77	$0.98
Basic earnings from discontinued operations	0.05	0.08
Basic EPS	$0.82	$1.06
Diluted earnings from continuing operations	$0.76	$0.98
Diluted earnings from discontinued operations	0.05	0.07
Diluted EPS	$0.81	$1.05
Anti-dilutive awards	—	621

NOTE 18. Operating Segments

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment.

Following the segment realignment, Truist operates and measures business activity across two segments: CSBB and WB, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served.

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group, representing substantially all of the Company’s IH segment, which represented a material strategic shift for the Company, and as a result, the Company recast results for all periods presented under the discontinued operations basis of presentation. On May 6, 2024, the Company completed the sale of its remaining equity interests in TIH. TIH was the principal legal entity of the IH segment. As the operations of TIH are now included in discontinued operations, the Company no longer presents the IH segment as one of its reportable segments. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

Consumer and Small Business Banking

CSBB serves consumer and small businesses clients, providing deposits and payment services, credit cards, loans, mortgages, brokerage, and investment advisory services and insurance solutions through an extensive network of branches, ATMs, digital channels, contact centers, and other channels. Lending solutions include personal and unsecured loans originated through the branch network and digital channels; indirect lending services providing a comprehensive set of technology-enabled consumer lending solutions including point-of-sale offerings for autos, recreational vehicles, outdoor power sports, equipment, and home improvement; and real estate lending providing residential mortgages through its retail, direct, and correspondent channels, with the loans either sold in the secondary market, typically with servicing rights retained or held in the Company’s loan portfolio, and home equity loans delivered through the branch network. CSBB also serves as an entry point for clients to access services from other businesses.

Wholesale Banking

WB delivers a comprehensive suite of solutions to our commercial, corporate, institutional, real estate, and wealth clients bringing together a combination of both local and specialized industry expertise. This segment is focused on providing core banking, specialized lending, investment banking, capital markets, strategic advisory, market-making, asset management, trust, brokerage, and investment related services, as well as cash management and payment processing. Truist’s investment banking and corporate banking teams serve clients across the nation, while offering a unique, high-touch advisory approach through our industry experts. Truist’s wealth professionals provide investment advisory services, institutional investment management, full-service and online/discount brokerage products, family office services, as well as other wealth management disciplines.

42 Truist Financial Corporation

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most real estate assets, as well as the Company’s functional activities such as finance, enterprise risk, legal, and enterprise technology and management, among others. Additionally, OT&C houses intercompany eliminations, including intersegment net referral fees and residual interest rate risk after segment allocations have taken place.

Truist promotes revenue growth through the Company’s Integrated Relationship Management approach, which is designed to deepen client relationships and bring the full breadth and depth of Truist’s products and services to meet clients’ financial needs. The objective is to provide Truist’s entire suite of products to its clients with the end goal of providing clients the best financial experience in the marketplace. Revenues of certain products and services are reflected in the results of the segment providing those products and services and are also allocated to CSBB and WB. These allocated revenues between segments are reflected as net referral fees in noninterest income and eliminated in OT&C.

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

The application and development of management reporting methodologies is an active process and undergoes periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on consolidated results. When significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is revised as practicable.

Truist Financial Corporation 43

The following table presents results by segment:

Three Months Ended March 31, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income (expense)	$1,262	$1,689	$2,240	$2,221	$(130)	$(43)	$3,372	$3,867
Net intersegment interest income (expense)	1,341	1,001	(561)	(389)	(780)	(612)	—	—
Segment net interest income	2,603	2,690	1,679	1,832	(910)	(655)	3,372	3,867
Allocated provision for credit losses	303	270	198	235	(1)	(3)	500	502
Segment net interest income after provision	2,300	2,420	1,481	1,597	(909)	(652)	2,872	3,365
Noninterest income	494	544	985	960	(33)	(83)	1,446	1,421
Amortization of intangibles	46	53	42	47	—	—	88	100
Other noninterest expense	1,588	1,570	1,343	1,263	(66)	82	2,865	2,915
Income (loss) before income taxes from continuing operations	1,160	1,341	1,081	1,247	(876)	(817)	1,365	1,771
Provision (benefit) for income taxes	280	318	205	260	(253)	(217)	232	361
Segment net income (loss) from continuing operations	$880	$1,023	$876	$987	$(623)	$(600)	$1,133	$1,410

Identifiable assets (period end) of continuing operations	$143,132	$161,530	$209,604	$218,215	$174,451	$187,233	$527,187	$566,978
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

44 Truist Financial Corporation

NOTE 19. Subsequent Events

On May 6, 2024, the Company completed the sale of its remaining equity interests in TIH. The sale resulted in cash proceeds to Truist of approximately $10.1 billion after-tax, reflecting certain closing adjustments for cash, debt and debt-like items, including the settlement of certain previously granted TIH equity awards, working capital, transaction expenses and an investor return amount associated with the originally sold 20% stake. The transaction improves Truist’s relative capital position and allows Truist to maintain strategic flexibility. Upon closing, the transaction resulted in a full deconsolidation of the TIH subsidiary from Truist and resulted in an approximate after-tax gain of approximately $4.7 billion. Additionally, following the sale, Truist will retain the related postretirement benefit obligation for TIH employees, and will remeasure the postretirement benefit obligation of the plan in the second quarter of 2024. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

Following the completion of the sale of TIH, Truist executed a strategic balance sheet repositioning of a portion of its AFS investment securities portfolio by selling $27.7 billion of lower-yielding investment securities, resulting in an after-tax loss of $5.1 billion in the second quarter of 2024. The investment securities that were sold had a book value of $34.4 billion and a weighted average book yield of 2.80% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve. Including the tax benefit, the repositioning generated $29.3 billion available for reinvestment.

Truist invested approximately $18.7 billion of the $39.4 billion available in shorter duration investment securities yielding 5.27%. The remaining $20.7 billion will be held in cash. The blended reinvestment rate on the new investment securities purchased and cash is 5.22% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve.
Truist Financial Corporation 45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-Q, other information contained in this document, as well as with Truist’s Annual Report on Form 10-K for the year ended December 31, 2023.

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Regulatory and Supervisory Considerations

We are subject to significant regulatory frameworks that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take. We are also subject to direct supervision and periodic examinations by various governmental agencies and self-regulatory organizations that are charged with overseeing the kinds of business activities in which we engage. The regulatory and supervisory framework applicable to banking organizations is intended primarily for the protection of depositors and other customers, the DIF, the broader economy, and the stability of the U.S. financial system, rather than for the protection of shareholders and non-deposit creditors. In addition to banking laws and regulations, Truist is subject to various other laws and regulations, all of which directly or indirectly affect the operations and management of Truist and its ability to make distributions to shareholders. The descriptions below summarize certain updates to significant federal and state laws to which Truist is subject since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023. These descriptions do not summarize all possible or proposed changes in laws or regulations and are not intended to be a substitute for the related statutes or regulatory provisions. Refer to “Regulatory and Supervisory Considerations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures.

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The special assessment for Truist is $582 million, with $507 million recognized in the fourth quarter of 2023 and an additional $75 million recognized in the first quarter of 2024 due to an increase in the estimated relevant losses to the DIF reported by the FDIC in February 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.

In March 2024, the FDIC released proposed revisions to its statement of policy on bank merger transactions. The proposal reflects regulatory, legislative, and industry changes since the statement of policy was last published for comment and amended, makes the statement more principles-based, communicates the FDIC Board’s expectations regarding the evaluation of merger applications filed under the Bank Merger Act, and describes the types of merger applications for which the FDIC is the responsible agency. We continue to evaluate the proposal and the potential impacts, if adopted as proposed, on the Company and Truist Bank.

The FRB’s capital plan rule provides that a BHC must update and resubmit its capital plan if the BHC determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted the capital plan. Truist determined that the sale of our remaining equity interests in TIH constitutes such a material change and, therefore, addressed the material change in our capital plan submitted in April 2024. The capital plan rule further provides that, upon the occurrence of an event requiring resubmission, a BHC may not make any capital distribution unless it has received prior approval of the FRB. Accordingly, Truist’s capital distributions are now subject to the prior approval of the FRB, pending the FRB's consideration of our capital plan and stress capital buffer requirement. Truist’s Board of Directors declared common and preferred stock dividends payable in June 2024, which have been approved by the FRB.

Executive Overview

We are pleased with the progress and momentum of our business in the first quarter of 2024. Our expense discipline was evident and reflects important decisions we made last year. Investments we have made in our investment banking business resulted in strong performance in improving markets. Loan demand was muted and deposit costs continue to be under pressure.

Asset quality metrics are normalizing but remain manageable as our nonperforming loans remained relatively stable on a linked-quarter basis and loan losses were within our expectations.

46 Truist Financial Corporation

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment.

Following the departure of our CIO in April 2024, we have appointed an interim CIO while our search for a permanent CIO continues. Our Interim CIO has 20 years of banking experience across risk management, commercial, consumer, operations, technology, and vertically integrated businesses. He oversees the provision of comprehensive technology, data, security, and information related platforms.

On May 6, 2024, we completed the sale of TIH previously announced on February 20, which strengthened our relative capital position, facilitated a balance sheet repositioning, and will allow Truist to provide even greater support to our core banking clients and evaluate a return of capital to shareholders via share buybacks later in 2024 depending upon market conditions and other factors. Financial information attributed to TIH has been reflected in discontinued operations for the periods presented within and, unless otherwise stated, the following discussion excludes amounts reported as discontinued operations. Refer to “Note 2. Discontinued Operations” for additional information.

Our strengthening capital position allows us to better weather any economic environment, and importantly, will enable us to be in a more offensive position with our core banking franchise. We are optimistic about our future as we operate Truist from this increased position of financial strength in some of the best markets in the country.

Financial Results

Net income available to common shareholders for the first quarter of 2024 of $1.1 billion was down 23% compared with the first quarter of 2023. On a diluted per common share basis, earnings for the first quarter of 2024 were $0.81, a decrease of $0.24, or 23%, compared to the first quarter of 2023. Truist’s results of operations for the first quarter of 2024 produced an annualized return on average assets of 0.91% and an annualized return on average common shareholders’ equity of 8.4% compared to prior year returns of 1.10% and 10.3%, respectively.

Net income from continuing operations was $1.1 billion for the first quarter of 2024, compared to $1.4 billion for the first quarter of 2023.

•Results from continuing operations for the first quarter of 2024 included restructuring charges of $51 million ($39 million after-tax, or $0.03 per share) and the FDIC special assessment of $75 million ($57 million after-tax, or $0.04 per share).
•Results from continuing operations for the first quarter of 2023 included restructuring charges of $56 million ($43 million after-tax, or $0.03 per share).
Net income from discontinued operations was $67 million for the first quarter of 2024, compared to $105 million for the first quarter of 2023.

•Results from discontinued operations for the first quarter of 2024 included the accelerated recognition of TIH equity compensation expense for certain event-driven awards of $89 million ($68 million after tax, or $0.05 per share), and restructuring charges of $19 million ($14 million after-tax, or $0.01 per share).

Taxable-equivalent net interest income for the first quarter of 2024 was down $493 million, or 13%, compared to the first quarter of 2023 primarily due to higher funding costs and lower earning assets. Net interest margin was 2.89%, down 28 basis points.

•The yield on the average total loan portfolio was 6.38%, up 57 basis points, primarily reflecting higher market interest rates. The yield on the average securities portfolio was 2.46%, up 32 basis points.
•The average cost of total deposits was 2.03%, up 91 basis points. The average cost of short-term borrowings was 5.62%, up 93 basis points. The average cost of long-term debt was 4.74%, up 69 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Noninterest income was up $25 million, or 1.8%, compared to the first quarter of 2023 due to higher investment banking and trading income and higher other income, partially offset by lower mortgage banking income and service charges on deposits.

Noninterest expense was down $62 million, or 2.1%, compared to the first quarter of 2023 due to lower other expense and personnel expense, partially offset by the FDIC special assessment (regulatory costs) of $75 million. Adjusted noninterest expenses, which exclude the FDIC special assessment, restructuring charges, and the amortization of intangibles, decreased $120 million, or 4.2%, compared to the earlier quarter.

The effective tax rate for the first quarter of 2024 decreased compared to the first quarter of 2023 primarily due to a decrease in the full year forecasted pre-tax earnings.

Truist Financial Corporation 47

An increase in the loan loss reserve reflects normalization of asset quality.

•Nonperforming loans and leases held for investment were 0.45% of loans and leases held for investment at March 31, 2024, up one basis point compared to December 31, 2023.
•The allowance for credit losses was $5.1 billion and includes $4.8 billion for the allowance for loan and lease losses and $297 million for the reserve for unfunded commitments. The ALLL ratio was 1.56%, up two basis points compared with December 31, 2023.
•The provision for credit losses was $500 million compared to $502 million for the first quarter of 2023.
•The net charge-off ratio was 64 basis points, up 27 basis points compared to the first quarter of 2023 due to higher net charge-offs in the CRE, other consumer, credit card, and indirect auto portfolios.

Capital remained strong during the first quarter of 2024.

•Truist’s CET1 ratio was 10.1% as of March 31, 2024, flat compared to December 31, 2023 as organic capital generation and RWA optimization were partially offset by the CECL phase-in.
•Truist declared common dividends of $0.52 per share during the first quarter of 2024. The dividend payout ratio for the first quarter of 2024 was 64%. Truist did not repurchase any shares in the first quarter of 2024.
•Truist’s average consolidated LCR was 115% for the three months ended March 31, 2024, compared to the regulatory minimum of 100%.

On May 6, 2024, the Company completed the sale of its remaining equity interests in TIH. The sale resulted in after-tax cash proceeds to Truist of approximately $10.1 billion, reflecting certain closing adjustments for cash, debt and debt-like items, including the settlement of certain previously granted TIH equity awards, working capital, transaction expenses and an investor return amount associated with the originally sold 20% stake. The transaction improves Truist’s relative capital position and allows Truist to maintain strategic flexibility. Upon closing, the transaction resulted in a full deconsolidation of the TIH subsidiary from Truist and resulted in an approximate after-tax gain of approximately $4.7 billion. Additionally, following the sale, Truist will retain the related postretirement benefit obligation for TIH employees, and will remeasure the postretirement benefit obligation of the plan in the second quarter of 2024. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

Following the completion of the sale of TIH, Truist executed a strategic balance sheet repositioning of a portion of its AFS investment securities portfolio by selling $27.7 billion of lower-yielding investment securities, resulting in an after-tax loss of $5.1 billion in the second quarter of 2024. The investment securities that were sold had a book value of $34.4 billion and a weighted average book yield of 2.80% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve. Including the tax benefit, the repositioning generated $29.3 billion available for reinvestment.

Truist invested approximately $18.7 billion of the $39.4 billion available in shorter duration investment securities yielding 5.27%. The remaining $20.7 billion will be held in cash. The blended reinvestment rate on the new investment securities purchased and cash is 5.22% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve.

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the first quarter of 2024 was down $493 million, or 13%, compared to the first quarter of 2023 primarily due to higher funding costs and lower earning assets. Net interest margin was 2.89%, down 28 basis points.

•Average earning assets decreased $22.6 billion, or 4.5%, primarily due to declines in average total loans of $18.1 billion, or 5.5%, and a decrease in average securities of $9.3 billion, or 6.6%, partially offset by growth in other earning assets of $5.4 billion, or 21%, primarily due to an increase in balances held at the Federal Reserve to support liquidity.
•The yield on the average total loan portfolio was 6.38%, up 57 basis points, primarily reflecting higher market interest rates. The yield on the average securities portfolio was 2.46%, up 32 basis points.
•Average deposits decreased $19.4 billion, or 4.7%, average short-term borrowings increased $2.2 billion, or 9.0%, and average long-term debt decreased $10.3 billion, or 20%.
•The average cost of total deposits was 2.03%, up 91 basis points. The average cost of short-term borrowings was 5.62%, up 93 basis points. The average cost of long-term debt was 4.74%, up 69 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
48 Truist Financial Corporation

Table 1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended March 31, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2024	2023	2024	2023	2024	2023		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$9,853	$11,117	1.49%	1.07%	$37	$30	$7	$11	$(4)
GSE	389	335	3.40	2.86	3	2	1	1	—
Agency MBS	116,946	124,746	2.51	2.23	735	694	41	85	(44)
States and political subdivisions	421	425	4.15	4.07	4	4	—	—	—
Non-agency MBS	3,645	3,907	2.98	2.34	27	23	4	6	(2)
Other	19	21	5.35	5.30	—	—	—	—	—
Total securities	131,273	140,551	2.46	2.14	806	753	53	103	(50)
Interest earning trading assets	4,845	5,462	6.50	6.09	79	83	(4)	5	(9)
Other earning assets(3)	30,567	25,166	5.74	4.73	436	294	142	71	71
Loans and leases, net of unearned income:
Commercial and industrial	158,385	165,095	6.53	5.98	2,572	2,436	136	233	(97)
CRE	22,400	22,689	6.95	6.32	389	355	34	39	(5)
Commercial Construction	7,134	5,863	7.83	7.14	137	101	36	11	25
Residential mortgage	55,070	56,422	3.84	3.73	528	526	2	15	(13)
Home equity	9,930	10,735	7.92	6.80	196	180	16	29	(13)
Indirect auto	22,374	27,743	6.69	5.82	372	398	(26)	56	(82)
Other consumer	28,285	27,559	7.98	6.76	561	459	102	89	13
Student	—	5,129	—	7.04	—	89	(89)	—	(89)
Credit card	4,923	4,785	11.96	11.43	146	136	10	6	4
Total loans and leases HFI	308,501	326,020	6.38	5.81	4,901	4,680	221	478	(257)
LHFS	925	1,527	6.38	6.71	15	25	(10)	(1)	(9)
Total loans and leases	309,426	327,547	6.38	5.81	4,916	4,705	211	477	(266)
Total earning assets	476,111	498,726	5.26	4.73	6,237	5,835	402	656	(254)
Nonearning assets	47,307	53,598
Assets of discontinued operations	7,584	7,303
Total assets	$531,002	$559,627
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$103,537	$108,886	2.65	1.60	684	430	254	276	(22)
Money market and savings	134,696	139,802	2.49	1.38	832	476	356	374	(18)
Time deposits	41,937	28,671	4.30	3.10	448	219	229	104	125
Total interest-bearing deposits	280,170	277,359	2.82	1.64	1,964	1,125	839	754	85
Short-term borrowings	26,230	24,056	5.62	4.69	366	278	88	60	28
Long-term debt	40,721	51,057	4.74	4.05	482	514	(32)	80	(112)
Total interest-bearing liabilities	347,121	352,472	3.26	2.20	2,812	1,917	895	894	1
Noninterest-bearing deposits	108,888	131,099
Other liabilities	12,885	11,225
Liabilities of discontinued operations	3,097	2,754
Shareholders’ equity	59,011	62,077
Total liabilities and shareholders’ equity	$531,002	$559,627
Average interest-rate spread			2.00%	2.53%
NIM/net interest income - taxable equivalent			2.89%	3.17%	$3,425	$3,918	$(493)	$(238)	$(255)
Taxable-equivalent adjustment					$53	$51
Memo: Total deposits	$389,058	$408,458	2.03%	1.12%	$1,964	$1,125	$839
(1)Represents daily average balances. Excludes basis adjustments for fair value hedges.
(2)Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs, and dividends.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
Truist Financial Corporation 49

Provision for Credit Losses

The provision for credit losses was $500 million compared to $502 million for the first quarter of 2023.

•The current quarter provision expense was relatively flat compared to the first quarter of 2023.
•The net charge-off ratio was up compared to the first quarter of 2023 driven by higher net charge-offs in the CRE, other consumer, credit card, and indirect auto portfolios.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended March 31,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023
Wealth management income	$356	$339	5.0%
Investment banking and trading income	323	261	23.8
Card and payment related fees	224	230	(2.6)
Service charges on deposits	225	250	(10.0)
Mortgage banking income	97	142	(31.7)
Lending related fees	96	106	(9.4)
Operating lease income	59	67	(11.9)
Other income	66	26	153.8
Total noninterest income	$1,446	$1,421	1.8

Noninterest income was up $25 million, or 1.8%, compared to the first quarter of 2023 due to higher investment banking and trading income and higher other income, partially offset by lower mortgage banking income and service charges on deposits.

•Investment banking and trading income increased due to higher merger and acquisition fees and higher equity and bond origination fees.
•Other income increased due to higher income from investments held for certain post-retirement benefits (which is primarily offset by higher personnel expense), partially offset by lower income from certain equity investments.
•Mortgage banking income decreased due to a gain on the sale of a servicing portfolio in the prior year, partially offset by mortgage servicing rights valuation adjustments in the prior year.
•Service charges on deposits decreased primarily due to reduced overdraft fees as a result of continued growth of Truist One Banking.

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended March 31,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023
Personnel expense	$1,630	$1,668	(2.3)%
Professional fees and outside processing	278	287	(3.1)
Software expense	224	200	12.0
Net occupancy expense	160	169	(5.3)
Amortization of intangibles	88	100	(12.0)
Equipment expense	88	102	(13.7)
Marketing and customer development	56	68	(17.6)
Operating lease depreciation	40	46	(13.0)
Regulatory costs	152	75	102.7
Restructuring charges	51	56	(8.9)
Other expense	186	244	(23.8)
Total noninterest expense	$2,953	$3,015	(2.1)
50 Truist Financial Corporation

Noninterest expense was down $62 million, or 2.1%, compared to the first quarter of 2023 due to lower other expense and personnel expense, partially offset by the FDIC special assessment (regulatory costs) of $75 million. Adjusted noninterest expenses, which exclude the FDIC special assessment, restructuring charges, and the amortization of intangibles, decreased $120 million, or 4.2%, compared to the earlier quarter.

•Other expense decreased primarily due to lower pension expense and operating losses.
•Personnel expense decreased due to lower headcount, partially offset by higher other post-retirement benefit expense (which is almost entirely offset by higher other income).

Restructuring Charges

The following table presents a summary of restructuring charges and the related accruals. The 2024 restructuring costs predominately reflect various initiatives, including costs for severance and other benefits and costs related to exiting facilities.

Table 4: Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2024	Expense	Utilized	Accrual at Mar 31, 2024
Severance and personnel-related	$8	$30	$(33)	$5
Occupancy and equipment	—	21	(21)	—
Total	$8	$51	$(54)	$5

Provision for Income Taxes

For the three months ended March 31, 2024 and 2023, the provision for income taxes from continuing operations was $232 million and $361 million, respectively, representing effective tax rates of 17.0% and 20.4%, respectively. The effective tax rate for the first quarter of 2024 decreased compared to the first quarter of 2023 primarily due to a decrease in the full year forecasted pre-tax earnings.

Segment Results

Truist operates and measures business activity across two segments: CSBB and WB, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served.

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment.

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group, representing substantially all of the Company’s IH segment, which represented a material strategic shift for the Company, and as a result, the Company recast results for all periods presented under the discontinued operations basis of presentation. On May 6, 2024, the Company completed the sale of its remaining equity interests in TIH. TIH was the principal legal entity of the IH segment. As the operations of TIH are now included in discontinued operations, the Company no longer presents the IH segment as one of its reportable segments. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

Table 5: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended March 31,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023
Consumer and Small Business Banking	$880	$1,023	(14.0)%
Wholesale Banking	876	987	(11.2)
Other, Treasury & Corporate	(623)	(600)	3.8
Truist Financial Corporation	$1,133	$1,410	(19.6)

Consumer and Small Business Banking

CSBB net income was $880 million for the first quarter of 2024, a decrease of $143 million compared to the first quarter of 2023.

•Segment net interest income decreased $87 million primarily driven by lower deposit and loan balances, partially offset by higher funding credit on deposits and one extra day in the current period.
Truist Financial Corporation 51

•The provision for credit losses increased $33 million reflecting higher charge offs in the other consumer and indirect auto portfolios, partially offset by an allowance release in the current quarter and an allowance build in the earlier quarter.
•Noninterest income decreased $50 million compared to the earlier quarter primarily due to lower residential mortgage income and decreased service charges on deposits.
•Noninterest expense increased $11 million compared to the earlier quarter driven by higher operations support expenses, corporate technology costs and the FDIC special assessment, partially offset by lower salaries expense and operating charge-offs.

CSBB average loans and leases held for investment decreased $12.6 billion, or 9.2%, for the first quarter of 2024 compared to the first quarter of 2023, primarily driven by a decrease in indirect auto balances, the sale of the student loan portfolio at the end of the second quarter of 2023, and decreases in residential mortgage as well as decreases in small business loans, partially offset by increases in the outdoor power sports, equipment, and home improvement balances.

CSBB average total deposits decreased $7.3 billion, or 3.3%, for the first quarter of 2024 compared to the first quarter of 2023, primarily driven by decreases in interest checking, noninterest-bearing deposits, and money market and savings, partially offset by an increase in time deposits.

Wholesale Banking

WB net income was $876 million for the first quarter of 2024, a decrease of $111 million compared to the first quarter of 2023.

•Segment net interest income decreased $153 million primarily due to lower deposit and loan balances combined with higher cost of deposits, partially offset by favorable loan spreads.
•The provision for credit losses decreased $37 million which reflects a lower allowance build in the current quarter compared to the earlier quarter, partially offset by higher commercial and industrial loan charge offs.
•Noninterest income increased $25 million compared to the earlier quarter primarily due to higher income from merger and acquisition activity and higher equity and bond origination fees, partially offset by lower income from strategic investments and commercial mortgage lending.
•Noninterest expense increased $75 million compared to the earlier quarter primarily due to the FDIC special assessment as well as higher corporate technology costs and operations support expenses, partially offset by lower personnel expense and restructuring charges.

WB average loans held for investment decreased $4.9 billion, or 2.6%, for the first quarter of 2024 compared to the first quarter of 2023, primarily due to decreases in commercial and industrial loans.

WB average total deposits decreased $17.7 billion, or 11%, for the first quarter of 2024 compared to the first quarter of 2023, primarily due to declines in average noninterest-bearing deposits, money market and savings, and interest checking.

Other, Treasury & Corporate

OT&C generated a net loss of $623 million in the first quarter of 2024, compared to a net loss of $600 million in the first quarter of 2023.

•Segment net interest income decreased $255 million primarily due to funding credit on deposits to other segments and higher rates on Treasury funding, partially offset by funding charges primarily on loans to other segments.
•Noninterest income increased $50 million primarily due to higher income from investments held for certain post-retirement benefits (which is more than offset by higher personnel expense).
•Noninterest expense decreased $148 million compared to the earlier quarter primarily due to credit from other segments for operations support expenses and corporate technology project support, partially offset by higher other post-retirement benefit expense (which is almost entirely offset by higher other income).

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $119.4 billion at March 31, 2024, compared to $121.5 billion at December 31, 2023. U.S. Treasury, GSE, and Agency MBS represents 97% of the total securities portfolio as of March 31, 2024 and December 31, 2023. While the overwhelming majority of the portfolio remains in agency MBS securities, the Company also holds AAA rated non-agency MBS as the risk adjusted returns for these securities are more attractive than agency MBS.

52 Truist Financial Corporation

•The decrease in 2024 includes paydowns and maturities of $4.7 billion as well as a decrease in the fair value of AFS securities, partially offset by $3.8 billion in purchases.
•As of March 31, 2024, 40% of the investment securities portfolio was classified as held-to-maturity based on amortized cost, excluding portfolio level basis adjustments.
•As of March 31, 2024, approximately 5.6% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 5.7% as of December 31, 2023.
•The effective duration of the AFS securities portfolio was 6.0 years at March 31, 2024 and 6.1 years at December 31, 2023, excluding the impact of swaps, or 3.9 years at March 31, 2024 and 4.0 years at December 31, 2023, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.1 years at March 31, 2024 and 7.3 years at December 31, 2023.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Commercial:
Commercial and industrial	$158,385	$160,278	$164,022	$166,588	$165,095
CRE	22,400	22,755	22,812	22,706	22,689
Commercial construction	7,134	6,515	6,194	5,921	5,863
Consumer:
Residential mortgage	55,070	55,658	56,135	56,320	56,422
Home equity	9,930	10,104	10,243	10,478	10,735
Indirect auto	22,374	23,368	24,872	26,558	27,743
Other consumer	28,285	28,913	28,963	28,189	27,559
Student	—	—	—	4,766	5,129
Credit card	4,923	4,996	4,875	4,846	4,785
Total average loans and leases HFI	$308,501	$312,587	$318,116	$326,372	$326,020

Average loans held for investment decreased $4.1 billion, or 1.3%, compared to the prior quarter.

•Average commercial loans decreased 0.9% due to a decline in the commercial and industrial portfolio.
•Average consumer loans decreased 2.0% due to declines across all portfolios.

At March 31, 2024 and December 31, 2023, 54% and 53%, respectively, of loans and leases HFI were variable rate.

Truist Financial Corporation 53

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
NPAs:
NPLs:
Commercial and industrial	$512	$470	$561	$562	$394
CRE	261	284	289	275	117
Commercial construction	23	24	29	16	1
Residential mortgage	151	153	132	221	233
Home equity	130	122	123	129	132
Indirect auto	256	268	266	262	270
Other consumer	61	59	52	46	45
Total NPLs HFI	1,394	1,380	1,452	1,511	1,192
Loans held for sale	22	51	75	13	—
Total nonaccrual loans and leases	1,416	1,431	1,527	1,524	1,192
Foreclosed real estate	4	3	3	3	3
Other foreclosed property	56	54	54	56	66
Total nonperforming assets	$1,476	$1,488	$1,584	$1,583	$1,261
Loans 90 days or more past due and still accruing:
Commercial and industrial	$12	$7	$15	$36	$35
Commercial construction	—	1	—	5	—
Residential mortgage – government guaranteed	408	418	456	541	649
Residential mortgage – nonguaranteed	33	21	30	23	25
Home equity	10	11	9	7	10
Indirect auto	1	2	1	—	—
Other consumer	18	21	16	12	10
Student – government guaranteed	—	—	—	—	590
Student – nonguaranteed	—	—	—	—	4
Credit card	56	53	47	38	38
Total loans 90 days or more past due and still accruing	$538	$534	$574	$662	$1,361
Loans 30-89 days past due and still accruing:
Commercial and industrial	$158	$230	$98	$142	$125
CRE	21	5	28	38	34
Commercial construction	—	—	1	6	3
Residential mortgage – government guaranteed	286	326	293	267	232
Residential mortgage – nonguaranteed	352	313	270	254	259
Home equity	59	70	61	56	65
Indirect auto	540	669	598	549	511
Other consumer	226	271	219	175	164
Student – government guaranteed	—	—	—	—	350
Student – nonguaranteed	—	—	—	—	6
Credit card	74	87	68	63	56
Total loans 30-89 days past due and still accruing	$1,716	$1,971	$1,636	$1,550	$1,805

Nonperforming assets totaled $1.5 billion at March 31, 2024, down slightly compared to December 31, 2023, due to declines in LHFS and the CRE and indirect auto portfolios, partially offset by an increase in the commercial and industrial portfolio. Nonperforming loans and leases held for investment were 0.45% of loans and leases held for investment at March 31, 2024, up one basis point compared to December 31, 2023.

Loans 90 days or more past due and still accruing totaled $538 million at March 31, 2024, up one basis point as a percentage of loans and leases compared with the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at March 31, 2024, unchanged from December 31, 2023.

Loans 30-89 days past due and still accruing of $1.7 billion at March 31, 2024 were down $255 million, or seven basis points as a percentage of loans and leases, compared to the prior quarter due to decreases in the indirect auto, commercial and industrial, and other consumer portfolios.

54 Truist Financial Corporation

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

Table 8: Asset Quality Ratios
	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.56%	0.63%	0.52%	0.48%	0.55%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.18	0.17	0.18	0.21	0.42
NPLs as a percentage of loans and leases HFI	0.45	0.44	0.46	0.47	0.36
NPLs as a percentage of total loans and leases(1)	0.46	0.46	0.48	0.47	0.36
NPAs as a percentage of:
Total assets(1)	0.28	0.28	0.29	0.29	0.22
Loans and leases HFI plus foreclosed property	0.47	0.46	0.48	0.49	0.38
ALLL as a percentage of loans and leases HFI	1.56	1.54	1.49	1.43	1.37
Ratio of ALLL to NPLs	3.4x	3.5x	3.2x	3.0x	3.8x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.04%	0.04%	0.04%	0.04%	0.04%
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

Table 9: Asset Quality Ratios (Continued)

	Three Months Ended
	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.17%	0.23%	0.17%	0.23%	0.15%
CRE	1.73	0.83	1.31	0.62	0.09
Commercial construction	(0.02)	0.22	(0.03)	(0.02)	(0.04)
Consumer:
Residential mortgage	—	(0.01)	0.05	(0.01)	—
Home equity	(0.08)	(0.12)	(0.10)	(0.12)	(0.15)
Indirect auto	2.26	2.19	1.75	1.28	1.47
Other consumer	1.96	1.74	1.37	1.20	1.29
Student	—	—	—	8.67	0.42
Credit card	5.54	4.38	3.78	3.66	3.54
Total	0.64	0.57	0.51	0.54	0.37

Ratio of ALLL to net charge-offs	2.4x	2.7x	2.9x	2.6x	3.7x
Ratios are annualized, as applicable.

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2024	2023
Balance, January 1	$1,488	$1,250
New NPAs	831	621
Advances and principal increases	190	214
Disposals of foreclosed assets(1)	(157)	(147)
Disposals of NPLs(2)	(91)	(3)
Charge-offs and losses	(367)	(204)
Payments	(337)	(306)
Transfers to performing status	(61)	(160)
Other, net	(20)	(4)
Ending balance, March 31	$1,476	$1,261
(1)Includes charge-offs and losses recorded upon sale of $66 million and $42 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale of $4 million and $5 million for the three months ended March 31, 2024 and 2023, respectively.

Truist Financial Corporation 55

Commercial Credit Concentrations

Truist has established the following general practices to manage commercial credit risk:

•limiting the amount of credit that Truist may extend to a borrower;
•establishing a process for credit approval accountability;
•initial underwriting and analysis of borrower, transaction, market, and collateral risks;
•ongoing servicing and monitoring of individual loans and lending relationships;
•continuous monitoring of the portfolio, market dynamics, and the economy; and
•periodically reevaluating the Company’s strategy and overall exposure as economic, market, and other relevant conditions change.

Truist continuously monitors various segments of its credit portfolios to assess potential concentration risks. Management is actively involved in the credit approval and review process, and risk acceptance criteria are adjusted as needed to reflect the Company’s risk appetite. Consistent with established risk management objectives, the Company utilizes various risk mitigation techniques, including collecting collateral and security interests, obtaining guarantees, and, to a limited extent, through the purchase of credit loss protection via third party insurance and/or use of credit derivatives such as credit default swaps.

In the commercial portfolio, risk concentrations are evaluated regularly on both an aggregate portfolio level and on an individual client basis. The Company manages its commercial exposure through portfolio targets, limits, and transactional risk acceptance criteria as well as other techniques, including but not limited to, loan syndications/participations, loan sales, collateral, structure, covenants, and other risk reduction techniques.

The following tables provide industry distribution by major types of commercial credit exposure and the geographical distribution of commercial exposures. Industry classification for commercial and industrial loans is based on the North American Industry Classification System. Commercial real estate loans are classified based on type of property. For the geographic disclosures, amounts are generally assigned to a state based on the physical billing address of the client or physical property address.

56 Truist Financial Corporation

Table 11: Commercial and Industrial Portfolio Industry and Geography
	March 31, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Manufacturing	$14,598	9.3%	$104	$14,418	9.0%	$65
Finance and insurance	13,927	8.8	35	15,526	9.7	40
Health care and social assistance	12,951	8.2	136	12,997	8.1	46
Real estate and rental and leasing	12,446	7.9	8	12,663	7.9	16
Retail trade	12,339	7.8	85	12,740	7.9	89
Public administration	9,721	6.2	—	9,802	6.1	—
Information	8,363	5.3	1	8,346	5.2	—
Wholesale trade	7,963	5.1	2	8,263	5.1	3
Transportation and warehousing	5,612	3.6	17	5,703	3.5	8
Educational services	4,844	3.1	30	5,151	3.2	31
Professional, scientific, and technical services	4,351	2.8	12	4,445	2.8	26
Utilities	4,172	2.6	—	4,555	2.8	—
Administrative and support and waste management and remediation services	3,476	2.2	14	3,716	2.3	49
Arts, entertainment, and recreation	3,384	2.1	—	3,227	2.0	—
Other services (except public administration)	3,138	2.0	1	3,305	2.1	1
Accommodation and food services	2,937	1.9	4	3,067	1.9	13
Other(1)	12,761	8.0	27	12,159	7.5	41
Subtotal	136,983	86.9	476	140,083	87.1	428
Business owner occupied	20,686	13.1	36	20,705	12.9	42
Total commercial and industrial	$157,669	100.0%	$512	$160,788	100.0%	$470

Geography:
Florida	$18,842	12.0%	$261	$18,947	11.8%	$228
Texas	14,666	9.3	8	15,374	9.6	24
North Carolina	12,528	7.9	12	12,959	8.1	11
Georgia	12,167	7.7	49	12,167	7.6	32
New York	10,527	6.7	3	10,336	6.4	3
Virginia	9,341	5.9	10	9,724	6.0	35
California	8,679	5.5	12	9,115	5.7	1
Pennsylvania	7,328	4.6	5	7,423	4.6	4
Maryland	6,740	4.3	4	6,668	4.1	6
Tennessee	5,375	3.4	85	5,852	3.6	43
South Carolina	3,991	2.5	2	4,134	2.6	1
Illinois	3,910	2.5	—	3,892	2.4	10
New Jersey	3,788	2.4	30	3,754	2.3	36
Ohio	2,904	1.8	—	3,220	2.0	6
Other(2)	36,883	23.5	31	37,223	23.2	30
Total commercial and industrial	$157,669	100.0%	$512	$160,788	100.0%	$470
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $4.7 billion and $5.1 billion at March 31, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist seeks to maintain a high-quality portfolio through disciplined risk management and prudent client selection.

Truist’s CRE and commercial construction portfolios totaled $29.6 billion as of March 31, 2024, which includes 35% related to multifamily residential, 17% related to industrial, 16% related to office, 14% related to retail, and the remainder composed of hotel and other commercial real estate.

Our combined CRE and commercial construction office portfolio is primarily composed of multi-tenant, non-gateway properties located within Truist Bank’s footprint. As of March 31, 2024, approximately 98% of these properties are multi-tenant. Additionally, as of March 31, 2024, 25% and 29% of these exposures are scheduled to mature in 2024 and 2025, respectively, with the remainder scheduled to mature in 2026 and beyond.
Truist Financial Corporation 57

Table 12: CRE Portfolio Property Type and Geography
	March 31, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$5,825	26.3%	$1	$5,731	25.4%	$3
Office	4,117	18.6	244	4,286	19.0	264
Retail	4,080	18.4	6	4,172	18.5	9
Industrial	3,976	18.0	3	4,054	18.0	3
Hotel	2,378	10.7	—	2,445	10.8	—
Other(1)	1,766	8.0	7	1,882	8.3	5
Total CRE	$22,142	100.0%	$261	$22,570	100.0%	$284

Geography:
North Carolina	$2,607	11.8%	$4	$2,726	12.1%	$1
Georgia	2,461	11.1	147	2,532	11.2	120
Florida	2,432	11.0	5	2,481	11.0	5
California	1,729	7.8	56	1,709	7.6	81
Texas	1,600	7.2	—	1,611	7.1	—
New York	1,567	7.1	3	1,574	7.0	3
Pennsylvania	1,353	6.1	—	1,403	6.2	—
Virginia	1,235	5.6	—	1,276	5.7	—
District of Columbia	1,020	4.6	10	1,043	4.6	—
Maryland	897	4.1	12	956	4.2	16
Other(2)	5,241	23.6	24	5,259	23.3	58
Total CRE	$22,142	100.0%	$261	$22,570	100.0%	$284
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $69 million and $73 million at March 31, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Table 13: Commercial Construction Portfolio Property Type and Geography
	March 31, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$4,547	60.9%	$23	$3,868	57.9%	$23
Industrial	1,050	14.1	—	877	13.1	—
Single Family - CP	801	10.7	—	819	12.3	—
Office	581	7.8	—	634	9.5	1
Single Family – AD and CL	172	2.3	—	196	2.9	—
Other(1)	321	4.2	—	289	4.3	—
Total commercial construction	$7,472	100.0%	$23	$6,683	100.0%	$24

Geography:
Georgia	$1,147	15.4	$—	$1,059	15.8	$—
Texas	1,046	14.0	23	956	14.3	23
North Carolina	871	11.7	—	777	11.6	—
Florida	867	11.6	—	741	11.1	—
California	501	6.7	—	512	7.7	—
Other(2)	3,040	40.6	—	2,638	39.5	1
Total commercial construction	$7,472	100.0%	$23	$6,683	100.0%	$24
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $22 million and $16 million at March 31, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

See additional information on the commercial portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
58 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 14: Activity in ACL
	Three Months Ended
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Balance, beginning of period(1)	$5,093	$4,970	$4,879	$4,761	$4,649
Provision for credit losses	500	572	497	558	482
Charge-offs:
Commercial and industrial	(97)	(110)	(98)	(107)	(75)
CRE	(103)	(48)	(77)	(35)	(6)
Commercial construction	—	(5)	—	—	—
Residential mortgage	(1)	—	(8)	(1)	(1)
Home equity	(3)	(2)	(4)	(2)	(2)
Indirect auto	(154)	(154)	(135)	(115)	(127)
Other consumer	(165)	(148)	(120)	(104)	(105)
Student	—	—	—	(103)	(5)
Credit card	(77)	(64)	(55)	(53)	(51)
Total charge-offs	(600)	(531)	(497)	(520)	(372)
Recoveries:
Commercial and industrial	32	16	28	13	13
CRE	7	—	2	—	1
Commercial construction	—	2	—	—	1
Residential mortgage	1	1	1	2	2
Home equity	5	5	7	5	6
Indirect auto	28	25	25	31	26
Other consumer	28	21	20	20	17
Credit card	9	8	9	9	9
Total recoveries	110	78	92	80	75
Net charge-offs	(490)	(453)	(405)	(440)	(297)
Other(2)	(3)	4	(1)	—	(73)
Balance, end of period	$5,100	$5,093	$4,970	$4,879	$4,761
ACL:(1)
ALLL	$4,803	$4,798	$4,693	$4,606	$4,479
RUFC	297	295	277	273	282
Total ACL	$5,100	$5,093	$4,970	$4,879	$4,761
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

The allowance for credit losses was $5.1 billion and includes $4.8 billion for the allowance for loan and lease losses and $297 million for the reserve for unfunded commitments. The ALLL ratio was 1.56%, up two basis points compared with December 31, 2023. The ALLL covered nonperforming loans and leases held for investment 3.4X compared to 3.5X at December 31, 2023. At March 31, 2024, the ALLL was 2.4X annualized net charge-offs, compared to 2.7X at December 31, 2023.

Truist Financial Corporation 59

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 15: Allocation of ALLL by Category
	March 31, 2024			December 31, 2023
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,360	28.3%	51.4%	$1,404	29.4%	51.6%
CRE	663	13.8	7.2	616	12.8	7.2
Commercial construction	198	4.1	2.4	174	3.6	2.1
Residential mortgage	222	4.6	17.9	298	6.2	17.8
Home equity	90	1.9	3.2	89	1.9	3.2
Indirect auto	923	19.2	7.2	942	19.6	7.3
Other consumer	959	20.0	9.1	890	18.5	9.2
Credit card	388	8.1	1.6	385	8.0	1.6
Total ALLL	4,803	100.0%	100.0%	4,798	100.0%	100.0%
RUFC	297			295
Total ACL	$5,100			$5,093

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of March 31, 2024, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 16: Other Assets as of Period End
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Tax credit and other private equity investments	$8,089	$7,898
Bank-owned life insurance	7,738	7,716
Prepaid pension assets	6,620	6,563
DTAs, net	3,258	3,037
Accrued income	2,034	2,085
Leased assets and related assets	1,755	1,647
Accounts receivable	1,246	997
FHLB stock	1,199	1,198
Prepaid expenses	1,143	1,083
Derivative assets	1,088	951
ROU assets	1,033	1,057
Other	1,318	765
Total other assets	$36,521	$34,997

60 Truist Financial Corporation

Funding Activities

Deposits

The following table presents average deposits:

Table 17: Average Deposits
	Three Months Ended
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Noninterest-bearing deposits	$108,888	$114,555	$118,905	$123,728	$131,099
Interest checking	103,537	101,722	101,252	102,105	108,886
Money market and savings	134,696	137,464	139,961	138,149	139,802
Time deposits	41,937	41,592	40,920	35,844	28,671
Total average deposits	$389,058	$395,333	$401,038	$399,826	$408,458

Average deposits for the first quarter of 2024 were $389.1 billion, a decrease of $6.3 billion, or 1.6%, compared to the prior quarter.

Average noninterest-bearing deposits decreased 4.9% compared to the prior quarter and represented 28.0% of total deposits for the first quarter of 2024 compared to 29.0% for the fourth quarter of 2023 and 32.1% compared to the year ago quarter. Average money market and savings accounts decreased 2.0%. Average interest checking and time deposits increased 1.8% and 0.8%, respectively.

Borrowings

At March 31, 2024, short-term borrowings totaled $26.3 billion, an increase of $1.5 billion compared to December 31, 2023. Average short-term borrowings were $26.2 billion, or 5.8% of total funding, for the three months ended March 31, 2024, as compared to $24.1 billion, or 5.0%, for the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $39.1 billion at March 31, 2024, an increase of $153 million compared to December 31, 2023. During the three months ended March 31, 2024, the Company had:

•Issued $3.5 billion fixed-to-floating rate senior notes with interest rates between 5.44% and 5.71% due from January 24, 2030 to January 24, 2035.
•Maturities and redemptions of $1.3 billion of senior notes.
•Net redemptions of $2.0 billion of floating rate FHLB advances.

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 18: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2024	Dec 31, 2023
Common equity per common share	$38.97	$39.31
Non-GAAP capital measure:(1)
Tangible common equity per common share	$21.64	$21.83
Calculation of tangible common equity:(1)
Total shareholders’ equity	$59,053	$59,253
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	232	152
Goodwill and intangible assets, net of deferred taxes	23,198	23,306
Tangible common equity	$28,950	$29,122

Common shares outstanding at end of period	1,338,096	1,333,743
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Total shareholders’ equity was $59.1 billion at March 31, 2024, a decrease of $200 million from December 31, 2023. This decrease was driven by $800 million in common and preferred dividends and $716 million in OCI, partially offset by net income of $1.2 billion. Truist’s book value per common share at March 31, 2024 was $38.97, compared to $39.31 at December 31, 2023. Truist’s TBVPS was $21.64 at March 31, 2024, compared to $21.83 at December 31, 2023.

Truist Financial Corporation 61

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

Interest Rate Market Risk

As a financial institution, Truist is exposed to interest rate risk from assets, liabilities, and off-balance sheet positions. Truist primarily monitors this risk through two measurement types, (i) NII at risk and (ii) economic value of equity, and manages this risk with securities, derivatives, and broader asset liability management activities.

IRR measurement is reported monthly through the ALCO. Monthly IRR reporting includes exposure and historical trends relative to risk limit scenarios, impacts to a wide range of rate scenarios, and sensitivity tests of key assumptions. IRR reporting is provided to the BRC monthly and reviews of varying IRR topics are performed quarterly.

IRR measurement is influenced by data, assumptions, and models. Due to their high sensitivity to market rates, mortgage (loan and security) prepayments leverage an industry model that results in varying prepayment speeds across rate scenarios. Prepayments for non-mortgage loans leverage a mix of dynamic models and static prepayment assumptions based on historical experience. Interest-bearing-deposit rate paid is projected to move at a ratio (deposit beta) of market rates, primarily the Federal Funds Rate, aligned to historical experience.

Truist uses derivatives to hedge interest income variability of floating rate loans and to hedge valuation changes of long-term debt and investment securities.
62 Truist Financial Corporation

NII at risk measures the change in NII under alternate interest rate scenarios relative to Truist’s baseline scenario, which incorporates Truist’s current balance sheet and off-balance sheet hedges as well as expectations for new business over the forecast horizon. Truist’s baseline scenario relies on assumptions including expectations of the economy and interest rates – which are influenced by market conditions, new business volume, pricing, and customer behavior. In measuring NII at risk, Truist assumes that changes in key factors, such as prepayments and deposit pricing (betas), largely move in line with those it has experienced in prior rate cycles. However, future behavior of key factors may vary from those used in this measurement. NII at risk measurement assumes, when applicable, that U.S. interest rates floor at zero and does not assume Truist takes any balance sheet or hedging actions in response to the rate scenarios.

Truist evaluates a wide range of alternate scenarios including instantaneous and gradual as well as parallel and non-parallel changes in interest rates. The table below presents the estimated change to NII over the following 12 months for select parallel alternate scenarios, expressed as a percentage change relative to baseline NII.

Table 19: Interest Sensitivity Simulation Analysis
	Mar 31, 2024	Dec 31, 2023
Up 200bps gradual change in interest rates	(2.35)%	(1.46)%
Up 50bps instantaneous change in interest rates	(0.77)	(0.36)
Down 50bps instantaneous change in interest rates	0.31	(0.10)
Down 200bps gradual change in interest rates	0.45	(0.30)

Estimated changes to NII in the table above assume no change in deposit balances or mix relative to the baseline scenario. In increasing interest rate scenarios, rotation from non-interest-bearing into interest bearing deposits would reduce NII. Conversely, in decreasing interest rate scenarios, rotation from higher yielding to lower yielding deposits would benefit net interest income. Truist performs and monitors sensitivity tests of deposit and other key assumptions used in NII risk including:

•Asset prepayment speeds
•New loan volume pricing spreads
•Interest-bearing deposit betas
•Non-interest-bearing demand deposit balance runoff, replaced by market funding

EVE measures changes in the economic value of Truist’s current balance sheet and off-balance sheet hedges under alternate rate scenarios relative to starting economic value. Truist uses EVE as a longer-term measure of interest rate risk. Truist performs and monitors sensitivity tests of key assumptions used in EVE including:

•Asset prepayment speeds
•Mortgage spreads (mortgage loan and security valuations)
•Interest-bearing deposit beta
•Deposit runoff / decay

Key assumption tests are generally performed by increasing and decreasing the assumption, whether static or dynamically modeled, relative to their respective starting values and then measuring the resulting impact to NII and EVE under baseline and alternate rate scenarios.

The identification and testing of key assumptions are influenced by market conditions and management views of key risks. The results of key assumption sensitivity tests are reported to ALCO and BRC monthly. The inventory of key assumptions and their associated sensitivity tests are reviewed with ALCO and BRC at least annually.

Market Risk from Trading Activities

As a financial intermediary, Truist provides its clients access to derivatives, foreign exchange and securities markets, which generate market risks. Trading market risk is managed using a comprehensive risk management approach, which includes measuring risk using VaR, stress testing, and sensitivity analysis. Risk metrics are monitored against a suite of limits on a daily basis at both the trading desk level and at the aggregate portfolio level.

Truist is also subject to risk-based capital guidelines for market risk under the Market Risk Rule.

Truist Financial Corporation 63

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

Securitizations

As of March 31, 2024, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $71 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of March 31, 2024.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months ended March 31, 2024 and 2023.

Table 20: VaR-based Measures
	Three Months Ended March 31,
	2024		2023
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$27	$12	$22	$9
Average	22	10	15	6
Minimum	15	8	10	4
Period-end	21	9	22	9
VaR by Risk Class:
Interest Rate Risk		4		8
Credit Spread Risk		3		7
Equity Price Risk		5		1
Foreign Exchange Risk		1		—
Portfolio Diversification		(4)		(9)
Period-end		9		8
64 Truist Financial Corporation

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

Table 21: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Maximum	$171	$77
Average	113	44
Minimum	69	25
Period-end	107	31

Compared to the same period of prior year, both VaR and Stressed VaR measures were generally higher, primarily due to higher market making inventory in 2024.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended March 31, 2024. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
Truist Financial Corporation 65

Model Risk Oversight

MRO is responsible for the independent model validation of all decision tools and models including trading market risk models. The validation activities are conducted in accordance with MRO policy, which incorporates regulatory guidance related to the evaluation of model conceptual soundness, ongoing monitoring, and outcomes analysis. As part of ongoing monitoring efforts, the performance of all trading risk models is reviewed regularly to preemptively address emerging developments in financial markets, assess evolving modeling approaches, and identify potential model enhancement.

Stress Testing

The Company uses a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VaR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large, unexpected losses. Stress tests include simulations for risk factor sensitivities, historical repeats, and hypothetical scenarios with varying liquidity horizons of key risk factors. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in the Company’s comprehensive stress testing framework. Management reviews stress testing scenarios on an ongoing basis and makes updates, as necessary, to capture both current and emerging risks. Management also utilizes stress analyses to support the Company’s capital adequacy assessment standards. See the “Capital” section of MD&A for additional discussion of capital adequacy.

Net interest income is liability sensitive as elevated rates and quantitative tightening have led to a reduction in deposits, rotation into interest bearing deposits, and higher deposit betas.

Interest rate scenarios in table 19 assume no change in deposit mix. Further rotation from non-interest bearing into interest bearing deposits would increase the liability sensitivity of Truist’s balance sheet.

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

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist’s funding mix based on client core funding, client rate-sensitive funding, and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Truist and Truist Bank. To promote a strong liquidity position and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities.

Internal Liquidity Stress Testing

Liquidity stress testing is conducted for Truist and Truist Bank using a variety of institution-specific and market-wide adverse scenarios. Each liquidity stress test scenario applies defined assumptions to execute sources and uses of liquidity over varying planning horizons. The types of expected liquidity uses during a stressed event may include deposit attrition, contractual maturities, reductions in unsecured and secured funding, and increased draws on unfunded commitments. To mitigate liquidity outflows, Truist has identified sources of liquidity; however, access to these sources of liquidity could be affected within a stressed environment.

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

Contingency Funding Plan

Truist has a contingency funding plan designed to address ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization’s liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction.

66 Truist Financial Corporation

LCR and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $85.0 billion and Truist’s average LCR was 115% for the three months ended March 31, 2024.

Effective July 2021, Truist became subject to final rules implementing the NSFR, which require banking organizations to maintain a stable, long-term funding profile in relation to their asset composition and off-balance sheet activities. At March 31, 2024, Truist was compliant with this requirement.

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

Table 22: Selected Liquidity Sources
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Unused borrowing capacity:
FRB	$53,548	$55,252
FHLB	25,031	24,712
Available investment securities (after haircuts)	73,520	74,717
Available secured borrowing capacity	152,099	154,681
Eligible cash at the FRB	29,353	25,085
Total	$181,452	$179,766

At March 31, 2024, Truist Bank’s available secured borrowing capacity represented approximately 3.6 times the amount of wholesale funding maturities in one-year or less.

Parent Company

The Parent Company serves as the primary source of capital for the operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, and payments on and, from time-to-time, potential repurchases or redemptions of a portion of an outstanding tranche of the long-term debt of the Parent Company (as may be permitted by the terms of each respective series). See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2024 and December 31, 2023, the Parent Company had 57 months and 48 months, respectively, of cash on hand to satisfy projected cash outflows, and 34 months and 30 months, respectively, when including the payment of common stock dividends.

Truist Financial Corporation 67

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings. Recent changes in the Company’s credit ratings and outlooks include:

•On May 8, 2024, Moody’s Ratings downgraded Truist's long-term senior unsecured rating to Baa1 from A3 and Truist Bank’s baseline credit assessment to a3 from a2 and long-term deposits rating to A1 from Aa3. In addition, Truist Bank’s short-term deposit rating was affirmed at Prime-1. Ratings outlooks for both Truist and Truist Bank were changed to stable.

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

Table 23: Capital Requirements
	Minimum Capital	Well-Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.4%
Tier 1 capital	6.0	6.0%	8.0	8.9
Total capital	8.0	10.0	10.0	10.9
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB requirement of 2.9% applicable to Truist as of March 31, 2024. Truist’s SCB requirement, received in the 2023 CCAR process, is effective from October 1, 2023 to September 30, 2024. Truist will receive a new preliminary SCB requirement, to become effective October 1, 2024, following the release of CCAR 2024 results in late June 2024.

The FRB’s capital plan rule provides that a BHC must update and resubmit its capital plan if the BHC determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted the capital plan. Truist determined that the sale of our remaining equity interests in TIH constitutes such a material change and, therefore, addressed the material change in our capital plan submitted in April 2024. The capital plan rule further provides that, upon the occurrence of an event requiring resubmission, a BHC may not make any capital distribution unless it has received prior approval of the FRB. Accordingly, Truist’s capital distributions are now subject to the prior approval of the FRB, pending the FRB's consideration of our capital plan and stress capital buffer requirement. Truist’s Board of Directors declared common and preferred stock dividends payable in June 2024, which have been approved by the FRB.

Truist’s capital ratios are presented in the following table:

Table 24: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Mar 31, 2024	Dec 31, 2023
Risk-based:	(preliminary)
CET1	10.1%	10.1%
Tier 1 capital	11.7	11.6
Total capital	13.9	13.7
Leverage ratio	9.4	9.3
Supplementary leverage ratio	8.0	7.9
Risk-weighted assets	$420,985	$423,705
68 Truist Financial Corporation

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist declared common dividends of $0.52 per share during the first quarter of 2024. Truist did not repurchase any shares in the first quarter of 2024.

Truist’s CET1 ratio was 10.1% as of March 31, 2024, flat compared to December 31, 2023, as organic capital generation and RWA optimization were partially offset by the CECL phase-in.

Truist’s average consolidated LCR was 115% for the three months ended March 31, 2024, compared to the regulatory minimum of 100%.

Share Repurchase Activity

Table 25: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans
January 1, 2024 to January 31, 2024	—	$—	—	$—
February 1, 2024 to February 29, 2024	—	—	—	—
March 1, 2024 to March 31, 2024	9	34.86	—	—
Total	9	$34.86	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations, and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, LHFS, trading loans, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2023. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Basis of Presentation” in this report. There have been no other changes to the critical accounting policies during 2024.

Goodwill and Other Intangible Assets

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. Further, TIH was the principal legal entity of the IH segment. As the operations of TIH are now included in discontinued operations, the Company no longer presents the IH segment as one of its reportable segments. Following these realignments, the Company’s three reporting units with goodwill balances were CSBB, WB, and Wealth. Also in conjunction with these realignments, goodwill of $1.7 billion was realigned to WB from CSBB based on the relative fair value of CSBB and Wealth, and goodwill of $220 million was realigned to CSBB from WB based on the relative fair value of WB and the realigned small business banking client segmentation. In addition, the Company completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the reassignments and determined that no impairment existed.

Truist Financial Corporation 69

The quantitative valuations of these reporting units for purposes of realigning goodwill use the income approach and a market-based approach, each weighted at 50%. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information. The income approach utilizes a discounted cash flow analysis of multi-year financial forecasts developed for each reporting unit by considering several inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of expected acquirer expense synergies, historic bank control premiums, and the current market.

The projection of net interest margin and noninterest expense are the most significant inputs to the financial projections of the CSBB, WB, and Wealth reporting units. The long-term growth rate used in determining the terminal value of each reporting unit was 3% as of January 1, 2024, based on management’s assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. The discount rates utilized for the CSBB, WB and Wealth reporting units as of January 1, 2024 were 13.0%, 11.5%, and 12.5%, respectively.

The quantitative valuation of WB performed in conjunction with the goodwill realignments indicated that as of January 1, 2024, the fair value of the WB reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of the WB reporting unit may be at risk of impairment. Circumstances that could negatively impact the fair value for the WB reporting unit in the future include a sustained decrease in Truist’s stock price, a decline in industry peer multiples, an increase in the applicable discount rate, and deterioration in the reporting unit’s forecast.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The valuation of the WB reporting unit as of January 1, 2024 indicated that if the discount rate were increased less than 50 basis points the reporting unit’s fair value would be less than its carrying value, resulting in a goodwill impairment. Ultimately, future potential changes in management’s assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, change in the underlying makeup of the reporting unit, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

The Company monitored events and circumstances during the period from January 1, 2024 to March 31, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its January 1, 2024 quantitative valuations associated with the realignments of goodwill, and the sensitivity of the January 1, 2024 quantitative results to changes in assumptions as of March 31, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Company’s CEO and CFO, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

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
70 Truist Financial Corporation

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Truist Financial Corporation 71

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Legal Proceedings and Other Matters section in “Note 14. Commitments and Contingencies,” which is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks and uncertainties not currently known to Truist or that management has deemed to be immaterial also may materially adversely affect Truist’s business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
72 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Equity Interest Purchase Agreement, dated as of February 20, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 20, 2024.
10.1*	Seventh Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.61 of the Annual Report on Form 10-K, filed February 27, 2024.
10.2*	Amended and Restated Management Change of Control, Severance, and Noncompetition Plan	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 27, 2024.
10.3*	Form of Restricted Stock Unit Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.4*	Form of Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.5*	Form of LTIP Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.6*	Third Amendment to the Truist Financial Corporation Non-Qualified Defined Contribution Plan	Filed herewith.
10.7*	Fifth Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement)	Filed herewith.
10.8*	Eighth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Filed herewith.
10.9*	Eighth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
* Management compensatory plan or arrangement.
Truist Financial Corporation 73

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	May 9, 2024	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2024	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

74 Truist Financial Corporation