Form 10-Q
period 2024-06-30
TRUIST FINANCIAL CORP
filed 2024-08-08
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024
Commission File Number: 1-10853

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

At July 31, 2024, 1,339,143,439 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AD and CL	Acquisition and development and commercial land
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Board	Truist’s Board of Directors
BRC	Board Risk Committee
C&CB	Corporate and Commercial Banking, an operating segment prior to the Company’s realignment as of January 1, 2024
CB&W	Consumer Banking and Wealth, an operating segment prior to the Company’s realignment as of January 1, 2024
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer
CET1	Common equity tier 1
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CIO	Chief Information Officer
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CP	Construction and permanent
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment after the Company’s realignment as of January 1, 2024
DIF	Deposit Insurance Fund administered by the FDIC
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GCO	Governance and Controls Organization
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Insurance Holdings, a discontinued operating segment following the announcement of the sale of TIH
IPV	Independent price verification
IRR	Interest rate risk
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing right
NA	Not applicable
NII	Net interest income
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
Truist Financial Corporation 1

Term	Definition
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share
TE	Taxable-equivalent
TIH	Truist Insurance Holdings, LLC, an entity sold on May 6, 2024
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-charted member bank
U.S.	United States of America
U.S. DOJ	United States Department of Justice
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment after the Company’s realignment as of January 1, 2024
2 Truist Financial Corporation

Forward-Looking Statements and Other Terms

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
•our ability to appropriately underwrite loans that we originate or purchase and to otherwise manage credit risk;
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
•our ability to maintain appropriate corporate responsibility practices, oversight, and disclosures;
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

Unless the context otherwise requires, “sale of TIH” and similar phrases refer to the sale of our majority stake in TIH on May 6, 2024.
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Jun 30, 2024	Dec 31, 2023
Assets
Cash and due from banks	$5,204	$5,000
Interest-bearing deposits with banks	35,675	25,230
Securities borrowed or purchased under agreements to resell	2,338	2,378
Trading assets at fair value	5,558	4,332
AFS securities at fair value	55,969	67,366
HTM securities (fair value of $42,143 and $44,630, respectively)	52,447	54,107
LHFS (including $1,284 and $852 at fair value, respectively)	1,457	1,280
Loans and leases (including $14 and $15 at fair value, respectively)	305,692	312,061
ALLL	(4,808)	(4,798)
Loans and leases, net of ALLL	300,884	307,263
Premises and equipment	3,244	3,298
Goodwill	17,157	17,156
CDI and other intangible assets	1,729	1,909
Loan servicing rights at fair value	3,410	3,378
Other assets (including $1,371 and $1,311 at fair value, respectively)	34,781	34,997
Assets of discontinued operations	—	7,655
Total assets	$519,853	$535,349
Liabilities
Noninterest-bearing deposits	$107,310	$111,624
Interest-bearing deposits (including $43 and $0 at fair value, respectively)	278,101	284,241
Short-term borrowings (including $2,041 and $1,625 at fair value, respectively)	22,816	24,828
Long-term debt	34,616	38,918
Other liabilities (including $2,739 and $2,597 at fair value, respectively)	13,183	12,946
Liabilities of discontinued operations	—	3,539
Total liabilities	456,026	476,096
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,691	6,669
Additional paid-in capital	36,364	36,177
Retained earnings	22,603	22,088
AOCI, net of deferred income taxes	(8,504)	(12,506)
Noncontrolling interests	—	152
Total shareholders’ equity	63,827	59,253
Total liabilities and shareholders’ equity	$519,853	$535,349
Common shares outstanding	1,338,223	1,333,743
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans and leases	$4,879	$4,915	$9,744	$9,571
Interest on securities	838	749	1,643	1,501
Interest on other earning assets	634	511	1,148	887
Total interest income	6,351	6,175	12,535	11,959
Interest Expense
Interest on deposits	2,016	1,527	3,980	2,652
Interest on long-term debt	446	734	928	1,248
Interest on other borrowings	362	311	728	589
Total interest expense	2,824	2,572	5,636	4,489
Net Interest Income	3,527	3,603	6,899	7,470
Provision for credit losses	451	538	951	1,040
Net Interest Income After Provision for Credit Losses	3,076	3,065	5,948	6,430
Noninterest Income
Wealth management income	361	330	717	669
Investment banking and trading income	286	211	609	472
Card and payment related fees	230	236	454	466
Service charges on deposits	232	240	457	490
Mortgage banking income	112	99	209	241
Lending related fees	89	86	185	192
Operating lease income	50	64	109	131
Securities gains (losses)	(6,650)	—	(6,650)	—
Other income	78	114	144	140
Total noninterest income	(5,212)	1,380	(3,766)	2,801
Noninterest Expense
Personnel expense	1,661	1,705	3,291	3,373
Professional fees and outside processing	308	311	586	598
Software expense	218	223	442	423
Net occupancy expense	160	166	320	335
Amortization of intangibles	89	99	177	199
Equipment expense	89	87	177	189
Marketing and customer development	63	69	119	137
Operating lease depreciation	34	44	74	90
Regulatory costs	85	73	237	148
Restructuring charges	33	48	84	104
Other expense	354	221	540	465
Total noninterest expense	3,094	3,046	6,047	6,061
Earnings
Income (loss) before income taxes	(5,230)	1,399	(3,865)	3,170
Provision (benefit) for income taxes	(1,324)	230	(1,092)	591
Net income (loss) from continuing operations	(3,906)	1,169	(2,773)	2,579
Net income from discontinued operations	4,828	176	4,895	281
Net income	922	1,345	2,122	2,860
Noncontrolling interests from discontinued operations	19	36	22	38
Preferred stock dividends and other	77	75	183	178
Net income available to common shareholders	$826	$1,234	$1,917	$2,644
Basic earnings from continuing operations	$(2.98)	$0.82	$(2.21)	$1.80
Basic EPS	0.62	0.93	1.43	1.99
Diluted earnings from continuing operations	(2.98)	0.82	(2.21)	1.79
Diluted EPS	0.62	0.92	1.43	1.98
Basic weighted average shares outstanding	1,338,149	1,331,953	1,336,620	1,330,286
Diluted weighted average shares outstanding	1,338,149	1,337,307	1,336,620	1,338,346

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$922	$1,345	$2,122	$2,860
OCI, net of tax:
Net change in net pension and postretirement costs	34	8	35	(6)
Net change in cash flow hedges	(38)	(317)	(228)	(192)
Net change in AFS securities	4,664	(550)	4,088	303
Net change in HTM securities	57	65	108	120
Other, net	1	1	(1)	2
Total OCI, net of tax	4,718	(793)	4,002	227
Total OCI	$5,640	$552	$6,124	$3,087
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$11	$3	$11	$—
Net change in cash flow hedges	(12)	(97)	(70)	(59)
Net change in AFS securities	1,439	(187)	1,262	75
Net change in HTM securities	18	17	33	32
Total income taxes related to OCI	$1,456	$(264)	$1,236	$48

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, April 1, 2023	1,331,918	$6,673	$6,660	$34,582	$27,038	$(12,581)	$22	$62,394
Net income	—	—	—	—	1,309	—	36	1,345
OCI	—	—	—	—	—	(793)	—	(793)
Received in connection with TIH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	58	—	—	1	(2)	—	—	(1)
Cash dividends declared on common stock	—	—	—	—	(693)	—	—	(693)
Cash dividends declared on preferred stock	—	—	—	—	(75)	—	—	(75)
Equity-based compensation expense	—	—	—	90	—	—	—	90
Other, net	—	—	—	—	—	—	1	1
Balance, June 30, 2023	1,331,976	$6,673	$6,660	$35,990	$27,577	$(13,374)	$155	$63,681
Balance, April 1, 2024	1,338,096	$6,673	$6,690	$36,197	$22,483	$(13,222)	$232	$59,053
Net income	—	—	—	—	903	—	19	922
OCI	—	—	—	—	—	4,718	—	4,718
Issued in connection with equity awards, net	127	—	1	(12)	(3)	—	—	(14)
Cash dividends declared on common stock	—	—	—	—	(696)	—	—	(696)
Cash dividends declared on preferred stock	—	—	—	—	(77)	—	—	(77)
Equity-based compensation expense	—	—	—	103	—	—	—	103
Sale of remaining stake in TIH	—	—	—	—	—	—	(197)	(197)
Other, net	—	—	—	76	(7)	—	(54)	15
Balance, June 30, 2024	1,338,223	$6,673	$6,691	$36,364	$22,603	$(8,504)	$—	$63,827
Balance, January 1, 2023	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537
Net income	—	—	—	—	2,822	—	38	2,860
OCI	—	—	—	—	—	227	—	227
Received in connection with TIH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	5,147	—	26	(44)	(3)	—	—	(21)
Cash dividends declared on common stock	—	—	—	—	(1,384)	—	—	(1,384)
Cash dividends declared on preferred stock	—	—	—	—	(178)	—	—	(178)
Equity-based compensation expense	—	—	—	173	—	—	—	173
Other, net	—	—	—	—	56	—	(2)	54
Balance, June 30, 2023	1,331,976	$6,673	$6,660	$35,990	$27,577	$(13,374)	$155	$63,681
Balance, January 1, 2024	1,333,743	$6,673	$6,669	$36,177	$22,088	$(12,506)	$152	$59,253
Net income	—	—	—	—	2,100	—	22	2,122
OCI	—	—	—	—	—	4,002	—	4,002
Issued in connection with equity awards, net	4,480	—	22	(55)	(5)	—		(38)
Cash dividends declared on common stock	—	—	—	—	(1,390)	—	—	(1,390)
Cash dividends declared on preferred stock	—	—	—	—	(183)	—	—	(183)
Equity-based compensation expense	—	—	—	166	—	—	—	166
Sale of remaining stake in TIH	—	—	—	—	—	—	(197)	(197)
Other, net	—	—	—	76	(7)	—	23	92
Balance, June 30, 2024	1,338,223	$6,673	$6,691	$36,364	$22,603	$(8,504)	$—	$63,827

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$2,122	$2,860
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	951	1,040
Depreciation	315	350
Amortization of intangibles	198	267
Securities (gains) losses	6,650	—
Gain on sale of TIH, net of tax	(4,814)	—
Net change in operating assets and liabilities:
LHFS	(432)	(580)
Pension asset	(95)	(1,388)
Derivative assets and liabilities	(470)	414
Trading assets	(1,226)	808
Other assets and other liabilities	(3,595)	547
Other, net	251	(470)
Net cash from operating activities	(145)	3,848
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	27,607	4
Proceeds from maturities, calls and paydowns of AFS securities	7,911	3,518
Purchases of AFS securities	(26,048)	(282)
Proceeds from maturities, calls and paydowns of HTM securities	1,810	1,918
Originations and purchases of loans and leases, net of sales and principal collected	5,719	3,258
Net cash received (paid) for FHLB stock	252	—
Net cash received (paid) for securities borrowed or purchased under agreements to resell	40	866
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	12,060	—
Other, net	701	235
Net cash from investing activities	30,052	9,517
Cash Flows From Financing Activities:
Net change in deposits	(11,996)	(7,452)
Net change in short-term borrowings	(2,015)	1,003
Proceeds from issuance of long-term debt	8,204	40,884
Repayment of long-term debt	(12,242)	(39,152)
Cash dividends paid on common stock	(1,390)	(1,384)
Cash dividends paid on preferred stock	(183)	(178)
Net cash received (paid) for hedge unwinds	—	(378)
Net cash from TIH minority stake sale	—	1,922
Other, net	(50)	(41)
Net cash from financing activities	(19,672)	(4,776)
Net Change in Cash and Cash Equivalents	10,235	8,589
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	30,644	21,421
Cash and Cash Equivalents of Continuing and Discontinued Operations, June 30	$40,879	$30,010
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$5,791	$4,041
Income taxes	379	560
(1)Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Consolidated Statements of Cash Flows. The cash balance of these operations were reported as assets of discontinued operations on the Consolidated Balance Sheets prior to the sale of TIH. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

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

Assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for prior periods commencing in the period in which the asset or business meets all of the held for sale criteria described above. Net income from discontinued operations, net of tax, is separately reported in the Consolidated Statements of Income for current and prior periods commencing in the period in which the asset or business meets all of the held for sale criteria described above, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell.

Certain activity of TIH impacting the Company's footnote disclosures has been removed or revised. The footnote disclosures included herein are presented on a continuing operations basis, unless otherwise noted.

Refer to “Note 2. Discontinued Operations” for additional information.

Segment Realignment

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. Further, TIH was the principal legal entity of the IH segment. As the operations of TIH were included in discontinued operations prior to the sale of TIH, the Company no longer presents the IH segment as one of its reportable segments. The segment disclosures have been revised to reflect the new structure. Refer to “Note 18. Operating Segments” for additional information.

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

The following is a summary of the assets and liabilities of discontinued operations:

(Dollars in millions)	Dec 31, 2023
Assets of discontinued operations:
Cash and due from banks	$72
Interest-bearing deposits with banks	342
Premises and equipment	72
Goodwill	3,745
CDI and other intangible assets	1,251
Other assets	2,173
Total assets of discontinued operations	$7,655
Liabilities of discontinued operations:
Other liabilities	$3,539
Total liabilities of discontinued operations	$3,539

The following presents operating results of TIH classified as discontinued operations:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Interest on other earning assets	$7	$20	$31	$21
Total interest income	7	20	31	21
Noninterest income
Insurance income	427	938	1,319	1,753
Other income	4	5	9	8
Total noninterest income	431	943	1,328	1,761
Expenses
Personnel expense	251	551	885	1,064
Professional fees and outside processing	37	41	85	68
Software expense	8	14	25	28
Net occupancy expense	5	14	20	28
Amortization of intangibles	—	32	21	68
Equipment expense	2	5	11	13
Marketing and customer development	5	10	15	20
Restructuring charges	63	6	82	13
Other expense	26	57	84	109
Total noninterest expense	397	730	1,228	1,411
Earnings
Gain on sale of TIH	6,903	—	6,903	—
Income before income taxes from discontinued operations	6,944	233	7,034	371
Provision for income taxes	2,116	57	2,139	90
Net income from discontinued operations	4,828	176	4,895	281
Noncontrolling interests	19	36	22	38
Net income from discontinued operations attributable to controlling interest	$4,809	$140	$4,873	$243

Truist Financial Corporation 11

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

(Dollars in millions)	Six Months Ended June 30,
	2024	2023
Net cash from operating activities	$71	$581
Net cash from investing activities	12,056	(12)
Net cash from financing activities	(41)	(649)

On May 6, 2024, the Company completed the sale. The transaction improved Truist’s relative capital position while allowing Truist to maintain strategic flexibility. Upon closing, the transaction resulted in the deconsolidation of the TIH subsidiary from Truist. The following is a summary of the transaction, subject to post-closing adjustments and the finalization of tax impacts:

(Dollars in millions)	May 6, 2024
Cash received	$12,562
Assets of discontinued operations:
Cash and due from banks	93
Interest-bearing deposits with banks	1,952
Premises and equipment	58
Goodwill	3,743
CDI and other intangible assets	1,227
Other assets	2,873
Total assets of discontinued operations	9,946
Liabilities of discontinued operations:
Other liabilities	4,090
Total liabilities of discontinued operations	4,090
Net assets of discontinued operations	5,856
Noncontrolling interest	197
Pre-tax gain	6,903
Current and deferred tax impact	(2,089)
After-tax gain	$4,814

In connection with the sale of TIH, the Company has entered into various agreements with entities controlled by the buyers and TIH, including a transition services agreement and several commercial agreements, ranging from one to seven years. The transition services agreement includes the following support services: information technology, finance and accounting, human resources, marketing and communications, procurement, and real estate. The Company is compensated for such services on a monthly basis. The commercial agreements represent arrangements for both the Company and TIH to continue engaging in certain business activities after the completion of the sale. Such activities include referral services and certain insurance brokerage and administration services. In addition, TIH retained its depository relationship with Truist Bank after completion of the sale. As of May 6, 2024 TIH held $1.5 billion of deposits at Truist Bank, which are no longer eliminated as a result of the deconsolidation of the TIH subsidiary from Truist effective with completion of the sale. Prior to the sale of TIH, such deposits were not presented in assets of discontinued operations as they were eliminated upon consolidation.

12 Truist Financial Corporation

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

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Securities purchased under agreements to resell	$989	$1,168
Securities borrowed	1,349	1,210
Total securities borrowed or purchased under agreements to resell	$2,338	$2,378

Fair value of collateral permitted to be resold or repledged	$2,089	$2,175
Fair value of securities repledged	98	12

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

	June 30, 2024				December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$98	$—	$—	$98	$12	$—	$12
State and Municipal	400	—	—	400	415	—	415
Agency MBS – residential	—	—	—	—	—	1,500	1,500
Corporate and other debt securities	523	80	50	653	420	80	500
Total securities sold under agreements to repurchase	$1,021	$80	$50	$1,151	$847	$1,580	$2,427

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

Truist Financial Corporation 13

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

June 30, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$12,291	$9	$(34)	$(25)	$12,266
GSE	380	1	(37)	(36)	344
Agency MBS – residential	46,246	14	(5,617)	(5,603)	40,643
Agency MBS – commercial	2,922	—	(635)	(635)	2,287
States and political subdivisions	420	12	(20)	(8)	412
Other	17	—	—	—	17
Total AFS securities, excluding portfolio level basis adjustments	62,276	36	(6,343)	(6,307)	55,969
Portfolio level basis adjustments(1)	(174)			174	—
Total AFS securities	$62,102	$36	$(6,343)	$(6,133)	$55,969
HTM securities:
Agency MBS – residential	$52,447	$—	$(10,304)	$(10,304)	$42,143

December 31, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,511	$2	$(472)	$(470)	$10,041
GSE	393	3	(34)	(31)	362
Agency MBS – residential	60,989	—	(9,700)	(9,700)	51,289
Agency MBS – commercial	2,817	—	(569)	(569)	2,248
States and political subdivisions	421	17	(13)	4	425
Non-agency MBS	3,698	—	(717)	(717)	2,981
Other	20	—	—	—	20
Total AFS securities	$78,849	$22	$(11,505)	$(11,483)	$67,366
HTM securities:
Agency MBS – residential	$54,107	$—	$(9,477)	$(9,477)	$44,630
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 16. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	June 30, 2024
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$26,456	$21,642
FHLMC	26,664	21,677

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
June 30, 2024 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$3,361	$8,890	$9	$31	$12,291	$3,352	$8,881	$8	$25	$12,266
GSE	2	5	12	361	380	2	5	11	326	344
Agency MBS – residential	—	108	426	45,712	46,246	—	102	400	40,141	40,643
Agency MBS – commercial	—	—	71	2,851	2,922	—	—	66	2,221	2,287
States and political subdivisions	49	48	168	155	420	48	47	170	147	412
Other	—	7	10	—	17	—	7	10	—	17
Total AFS securities	$3,412	$9,058	$696	$49,110	$62,276	$3,402	$9,042	$665	$42,860	$55,969
HTM securities:
Agency MBS – residential	$—	$—	$—	$52,447	$52,447	$—	$—	$—	$42,143	$42,143

14 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$4,789	$(3)	$1,191	$(31)	$5,980	$(34)
GSE	7	—	255	(37)	262	(37)
Agency MBS – residential	6,326	(37)	28,448	(5,580)	34,774	(5,617)
Agency MBS – commercial	114	—	2,168	(635)	2,282	(635)
States and political subdivisions	10	—	260	(20)	270	(20)
Other	—	—	7	—	7	—
Total	$11,246	$(40)	$32,329	$(6,303)	$43,575	$(6,343)
HTM securities:
Agency MBS – residential	$—	$—	$42,143	$(10,304)	$42,143	$(10,304)

	Less than 12 months		12 months or more		Total
December 31, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$356	$(2)	$8,806	$(470)	$9,162	$(472)
GSE	16	—	255	(34)	271	(34)
Agency MBS – residential	258	(4)	51,006	(9,696)	51,264	(9,700)
Agency MBS – commercial	61	(2)	2,185	(567)	2,246	(569)
States and political subdivisions	35	—	243	(13)	278	(13)
Non-agency MBS	—	—	2,981	(717)	2,981	(717)
Other	—	—	20	—	20	—
Total	$726	$(8)	$65,496	$(11,497)	$66,222	$(11,505)
HTM securities:
Agency MBS – residential	$—	$—	$44,630	$(9,477)	$44,630	$(9,477)

At June 30, 2024 and December 31, 2023, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.
The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized losses(1)	$(6,650)	$—	$(6,650)	$—
(1)Includes $485 million pre-tax gain on terminated hedges for the three and six months ended June 30, 2024.

Following the sale of TIH, Truist executed a strategic balance sheet repositioning of a portion of its AFS investment securities portfolio by selling $27.7 billion of lower-yielding investment securities, resulting in an after-tax loss of $5.1 billion in the second quarter of 2024. The investment securities that were sold had a book value of $34.4 billion including the impact of hedges. Truist invested approximately $18.7 billion of the sale proceeds in shorter duration, higher-yielding investment securities.

Truist Financial Corporation 15

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
June 30, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$155,824	$109	$8	$459	$156,400
CRE	21,362	8	—	360	21,730
Commercial construction	7,786	—	1	—	7,787
Consumer:
Residential mortgage	53,049	732	402	161	54,344
Home equity	9,584	58	7	123	9,772
Indirect auto	21,157	592	1	244	21,994
Other consumer	28,380	214	19	64	28,677
Credit card	4,859	78	51	—	4,988
Total	$302,001	$1,791	$489	$1,411	$305,692
(1)Includes government guaranteed loans of $375 million in the residential mortgage portfolio.

	Accruing
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$160,081	$230	$7	$470	$160,788
CRE	22,281	5	—	284	22,570
Commercial construction	6,658	—	1	24	6,683
Consumer:
Residential mortgage	54,261	639	439	153	55,492
Home equity	9,850	70	11	122	10,053
Indirect auto	21,788	669	2	268	22,727
Other consumer	28,296	271	21	59	28,647
Credit card	4,961	87	53	—	5,101
Total	$308,176	$1,971	$534	$1,380	$312,061
(1)Includes government guaranteed loans of $418 million in the residential mortgage portfolio.

16 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

June 30, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$12,060	$19,581	$24,237	$13,427	$7,316	$15,212	$57,473	$—	$(271)	$149,035
Special mention	188	720	431	366	117	187	780	—	—	2,789
Substandard	249	755	736	437	203	548	1,189	—	—	4,117
Nonperforming	14	134	59	48	27	38	139	—	—	459
Total	12,511	21,190	25,463	14,278	7,663	15,985	59,581	—	(271)	156,400
Gross charge-offs	6	65	39	7	5	5	53			180
CRE:
Pass	925	3,052	4,387	2,344	1,882	4,656	1,572	—	(18)	18,800
Special mention	202	212	484	29	6	258	98	—	—	1,289
Substandard	144	325	160	258	146	248	—	—	—	1,281
Nonperforming	1	3	112	3	51	190	—	—	—	360
Total	1,272	3,592	5,143	2,634	2,085	5,352	1,670	—	(18)	21,730
Gross charge-offs	—	11	74	—	18	97	—	—	—	200
Commercial construction:
Pass	318	1,415	2,507	1,209	109	170	996	—	—	6,724
Special mention	2	60	362	217	43	—	4	—	—	688
Substandard	5	25	173	47	35	—	90	—	—	375
Total	325	1,500	3,042	1,473	187	170	1,090	—	—	7,787
Consumer:
Residential mortgage:
Current	922	2,857	13,085	15,963	5,513	14,709	—	—	—	53,049
30 - 89 days past due	13	14	68	67	46	524	—	—	—	732
90 days or more past due	—	25	34	23	25	295	—	—	—	402
Nonperforming	—	3	12	23	6	117	—	—	—	161
Total	935	2,899	13,199	16,076	5,590	15,645	—	—	—	54,344
Gross charge-offs	—	—	—	—	—	2	—	—	—	2
Home equity:
Current	—	—	—	—	—	—	6,103	3,481	—	9,584
30 - 89 days past due	—	—	—	—	—	—	38	20	—	58
90 days or more past due	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	42	81	—	123
Total	—	—	—	—	—	—	6,188	3,584	—	9,772
Gross charge-offs	—	—	—	—	—	—	6	—	—	6
Indirect auto:
Current	3,944	3,821	6,578	3,700	1,841	1,282	—	—	(9)	21,157
30 - 89 days past due	22	103	183	120	67	97	—	—	—	592
90 days or more past due	—	—	1	—	—	—	—	—	—	1
Nonperforming	2	37	75	56	31	43	—	—	—	244
Total	3,968	3,961	6,837	3,876	1,939	1,422	—	—	(9)	21,994
Gross charge-offs	1	51	116	50	25	47	—	—	—	290
Other consumer:
Current	5,237	7,856	6,297	2,957	1,520	1,841	2,652	17	3	28,380
30 - 89 days past due	20	64	66	26	13	17	6	2	—	214
90 days or more past due	2	10	5	—	—	—	2	—	—	19
Nonperforming	1	13	17	13	7	13	—	—	—	64
Total	5,260	7,943	6,385	2,996	1,540	1,871	2,660	19	3	28,677
Gross charge-offs	26	103	86	41	20	16	14	—	—	306
Credit card:
Current	—	—	—	—	—	—	4,838	21	—	4,859
30 - 89 days past due	—	—	—	—	—	—	76	2	—	78
90 days or more past due	—	—	—	—	—	—	50	1	—	51
Total	—	—	—	—	—	—	4,964	24	—	4,988
Gross charge-offs	—	—	—	—	—	—	147	4	—	151
Total	$24,271	$41,085	$60,069	$41,333	$19,004	$40,445	$76,153	$3,627	$(295)	$305,692
Gross charge-offs	$33	$230	$315	$98	$68	$167	$220	$4	$—	$1,135

Truist Financial Corporation 17

December 31, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$26,836	$29,877	$15,683	$8,436	$5,918	$11,539	$55,026	$—	$(211)	$153,104
Special mention	688	623	557	152	37	197	1,003	—	—	3,257
Substandard	754	628	428	290	289	367	1,201	—	—	3,957
Nonperforming	36	116	99	12	42	31	134	—	—	470
Total	28,314	31,244	16,767	8,890	6,286	12,134	57,364	—	(211)	160,788
Gross charge-offs	20	72	126	21	5	35	111	—	—	390
CRE:
Pass	3,760	4,931	2,651	1,903	2,813	2,666	1,221	—	(70)	19,875
Special mention	185	315	140	79	203	37	—	—	—	959
Substandard	259	350	190	65	243	289	56	—	—	1,452
Nonperforming	2	52	28	15	174	13	—	—	—	284
Total	4,206	5,648	3,009	2,062	3,433	3,005	1,277	—	(70)	22,570
Gross charge-offs	—	58	10	20	29	47	2	—	—	166
Commercial construction:
Pass	1,029	2,196	1,370	287	89	125	840	—	—	5,936
Special mention	3	218	208	—	—	—	1	—	—	430
Substandard	24	48	27	174	—	—	20	—	—	293
Nonperforming	—	23	—	—	1	—	—	—	—	24
Total	1,056	2,485	1,605	461	90	125	861	—	—	6,683
Gross charge-offs	—	5	—	—	—	—	—	—	—	5
Consumer:
Residential mortgage:
Current	2,846	13,481	16,509	5,738	2,822	12,865	—	—	—	54,261
30 - 89 days past due	10	52	43	38	40	456	—	—	—	639
90 or more days past due	7	22	25	31	28	326	—	—	—	439
Nonperforming	—	7	13	7	13	113	—	—	—	153
Total	2,863	13,562	16,590	5,814	2,903	13,760	—	—	—	55,492
Gross charge-offs	—	—	2	1	1	6	—	—	—	10
Home equity:
Current	—	—	—	—	—	—	6,175	3,675	—	9,850
30 - 89 days past due	—	—	—	—	—	—	47	23	—	70
90 days or more past due	—	—	—	—	—	—	7	4	—	11
Nonperforming	—	—	—	—	—	—	42	80	—	122
Total	—	—	—	—	—	—	6,271	3,782	—	10,053
Gross charge-offs	—	—	—	—	—	—	10	—	—	10
Indirect auto:
Current	4,611	8,049	4,689	2,479	1,330	639	—	—	(9)	21,788
30 - 89 days past due	83	213	150	86	71	66	—	—	—	669
90 days or more past due	—	1	1	—	—	—	—	—	—	2
Nonperforming	20	85	63	39	33	28	—	—	—	268
Total	4,714	8,348	4,903	2,604	1,434	733	—	—	(9)	22,727
Gross charge-offs	25	202	118	58	59	69	—	—	—	531
Other consumer:
Current	9,903	7,676	3,715	1,914	1,049	1,207	2,816	13	3	28,296
30 - 89 days past due	86	85	41	23	16	12	7	1	—	271
90 days or more past due	9	8	1	1	—	—	2	—	—	21
Nonperforming	6	14	14	8	6	10	—	1	—	59
Total	10,004	7,783	3,771	1,946	1,071	1,229	2,825	15	3	28,647
Gross charge-offs	97	166	93	50	34	14	23	—	—	477
Student:(2)
Gross charge-offs	—	—	—	—	—	108	—	—	—	108
Credit card:
Current	—	—	—	—	—	—	4,942	19	—	4,961
30 - 89 days past due	—	—	—	—	—	—	84	3	—	87
90 days or more past due	—	—	—	—	—	—	51	2	—	53
Total	—	—	—	—	—	—	5,077	24	—	5,101
Gross charge-offs	—	—	—	—	—	—	220	3	—	223
Total	$51,157	$69,070	$46,645	$21,777	$15,217	$30,986	$73,675	$3,821	$(287)	$312,061
Gross charge-offs	$142	$503	$349	$150	$128	$279	$366	$3	$—	$1,920
(1)Includes certain deferred fees and costs and other adjustments.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

18 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2023
Commercial:
Commercial and industrial	$1,497	$(107)	$13	$133	$—	$1,536
CRE	251	(35)	—	186	—	402
Commercial construction	87	—	—	22	—	109
Consumer:
Residential mortgage	332	(1)	2	(13)	—	320
Home equity	87	(2)	5	(5)	—	85
Indirect auto	993	(115)	31	72	—	981
Other Consumer	779	(104)	20	113	—	808
Student(2)	98	(103)	—	5	—	—
Credit card	355	(53)	9	54	—	365
ALLL	4,479	(520)	80	567	—	4,606
RUFC	282	—	—	(9)	—	273
ACL	$4,761	$(520)	$80	$558	$—	$4,879

(Dollars in millions)	Balance at Apr 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2024
Commercial:
Commercial and industrial	$1,360	$(83)	$14	$46	$1	$1,338
CRE	663	(97)	5	90	—	661
Commercial construction	198	—	1	7	—	206
Consumer:
Residential mortgage	222	(1)	2	(18)	—	205
Home equity	90	(3)	4	(3)	—	88
Indirect auto	923	(136)	30	128	—	945
Other consumer	959	(141)	28	112	—	958
Credit card	388	(74)	9	84	—	407
ALLL	4,803	(535)	93	446	1	4,808
RUFC	297	—	—	5	—	302
ACL	$5,100	$(535)	$93	$451	$1	$5,110

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2023
Commercial:
Commercial and industrial	$1,409	$(182)	$26	$284	$(1)	$1,536
CRE	224	(41)	1	218	—	402
Commercial construction	46	—	1	62	—	109
Consumer:
Residential mortgage	399	(2)	4	—	(81)	320
Home equity	90	(4)	11	(12)	—	85
Indirect auto	981	(242)	57	172	13	981
Other consumer	770	(209)	37	211	(1)	808
Student(2)	98	(108)	—	10	—	—
Credit card	360	(104)	18	94	(3)	365
ALLL	4,377	(892)	155	1,039	(73)	4,606
RUFC	272	—	—	1	—	273
ACL	$4,649	$(892)	$155	$1,040	$(73)	$4,879

Truist Financial Corporation 19

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2024
Commercial:
Commercial and industrial	$1,404	$(180)	$46	$68	$—	$1,338
CRE	616	(200)	12	233	—	661
Commercial construction	174	—	1	31	—	206
Consumer:
Residential mortgage	298	(2)	3	(94)	—	205
Home equity	89	(6)	9	(4)	—	88
Indirect auto	942	(290)	58	235	—	945
Other consumer	890	(306)	56	318	—	958
Credit card	385	(151)	18	155	—	407
ALLL	4,798	(1,135)	203	942	—	4,808
RUFC	295	—	—	9	(2)	302
ACL	$5,093	$(1,135)	$203	$951	$(2)	$5,110
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023.

The commercial ALLL decreased $16 million and the consumer ALLL increased $2 million in the three months ended June 30, 2024. The decrease in the commercial ALLL primarily reflects a decrease in commercial loan balances that was partially offset by an increased reserve rate in the commercial real estate portfolio. The change in the consumer ALLL primarily reflects lower loan balances that were largely offset by a higher reserve rate on the nonprime auto lending portfolio. The commercial ALLL increased $11 million and the consumer ALLL decreased $23 million in the six months ended June 30, 2024. The increase in the commercial ALLL primarily reflects an increase in reserves related to the CRE and commercial construction portfolios, partially offset by a decrease in commercial loan balances. The change in the consumer ALLL was primarily driven by a decrease in loan balances that was partially offset by an increase in reserve rates related to certain consumer non-real estate portfolios.

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

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the June 30, 2024 ACL, unchanged since December 31, 2023. While the scenario weightings were unchanged, the economic outlook relative to the prior period varied by economic variable and time period. The economic outlook generally reflected improvement in the Housing Price Index, softness in GDP growth, and no material change in forecasted unemployment compared to the prior quarter. The overall economic forecast shaping the ACL estimate at June 30, 2024 included GDP growth in the low-single digits and an unemployment rate near the mid-single digits.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The June 30, 2024 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
20 Truist Financial Corporation

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	June 30, 2024		December 31, 2023
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$92	$367	$123	$347
CRE	83	277	154	130
Commercial construction	—	—	—	24
Consumer:
Residential mortgage	1	160	1	152
Home equity	1	122	1	121
Indirect auto	28	216	20	248
Other consumer	—	64	—	59
Total	$205	$1,206	$299	$1,081

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Nonperforming loans and leases HFI	$1,411	$1,380
Nonperforming LHFS	9	51
Foreclosed real estate	5	3
Other foreclosed property	51	54
Total nonperforming assets	$1,476	$1,488

Residential mortgage loans in the process of foreclosure	$184	$214

Truist Financial Corporation 21

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

Three Months Ended June 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$198	$—	$—	$—	$—	$—	$—	$52	$250	0.16%
CRE	31	—	—	—	—	—	—	—	31	0.14
Commercial construction	5	—	—	—	—	—	—	—	5	0.06
Consumer:
Residential mortgage	—	24	14	25	—	59	14	1	137	0.25
Home equity	—	1	—	—	2	—	—	—	3	0.03
Indirect auto	—	6	—	642	3	—	—	4	655	2.98
Other consumer	—	10	—	—	—	—	—	1	11	0.04
Credit card	—	—	—	—	—	—	—	10	10	0.20
Total	$234	$41	$14	$667	$5	$59	$14	$68	$1,102	0.36%

Six Months Ended June 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$321	$—	$—	$2	$—	$—	$—	$67	$390	0.25%
CRE	170	—	—	—	—	—	—	13	183	0.84
Commercial construction	45	—	—	—	—	—	—	—	45	0.58
Consumer:
Residential mortgage	—	43	26	33	—	112	23	2	239	0.44
Home equity	—	1	—	—	5	—	—	—	6	0.06
Indirect auto	—	12	—	989	8	—	—	7	1,016	4.62
Other consumer	—	19	—	1	1	—	—	1	22	0.08
Credit card	—	—	—	—	—	—	—	20	20	0.40
Total	$536	$75	$26	$1,025	$14	$112	$23	$110	$1,921	0.63

22 Truist Financial Corporation

Three Months Ended June 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$265	$—	$—	$21	$44	$—	$—	$—	$330	0.20%
CRE	49	—	—	—	—	—	—	—	49	0.21
Commercial construction	2	—	—	—	—	—	—	—	2	0.03
Consumer:
Residential mortgage	—	25	39	36	1	89	18	5	213	0.38
Home equity	—	—	—	—	3	—	—	1	4	0.04
Indirect auto	—	7	—	141	4	—	—	7	159	0.62
Other consumer	—	5	—	—	1	—	—	1	7	0.02
Credit card	—	—	—	—	—	—	—	5	5	0.10
Total	$316	$37	$39	$198	$53	$89	$18	$19	$769	0.24%
Six Months Ended June 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Reduction and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$499	$—	$—	$21	$44	$—	$—	$—	$564	0.34%
CRE	139	—	—	48	—	—	—	—	187	0.82
Commercial construction	3	—	—	—	—	—	—	—	3	0.05
Consumer:
Residential mortgage	—	53	69	54	2	180	37	8	403	0.71
Home equity	—	—	—	—	5	—	—	2	7	0.07
Indirect auto	—	12	—	145	9	—	—	11	177	0.69
Other consumer	—	9	—	1	3	—	—	2	15	0.05
Credit card	—	—	—	—	—	—	—	9	9	0.19
Total	$641	$74	$69	$269	$63	$180	$37	$32	$1,365	0.42%

Truist Financial Corporation 23

Three Months Ended June 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 28 months and increased the interest rate by 0.05%
CRE	Extended the term by 15 months and increased the interest rate by 0.01%
Commercial construction	Extended the term by 10 months and increased the interest rate by 0.8%
Term Extensions
Residential mortgage	Extended the term by 103 months.
Home equity	Extended the term by 170 months.
Indirect auto	Extended the term by 26 months.
Other consumer	Extended the term by 22 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Residential mortgage	Provided 198 days of payment deferral.
Indirect auto	Provided 193 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Home equity	Extended the term by 282 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 13 months and decreased the interest rate by 4%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 82 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 142 months, and decreased the interest rate by 0.8%.

Six Months Ended June 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 22 months and increased the interest rate by 0.2%
CRE	Extended the term by 8 months and increased the interest rate by 0.27%
Commercial construction	Extended the term by 12 months and increased the interest rate by 0.1%
Term Extensions
Residential mortgage	Extended the term by 105 months.
Home equity	Extended the term by 161 months.
Indirect auto	Extended the term by 26 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 97 days of payment deferral.
Residential mortgage	Provided 198 days of payment deferral.
Indirect auto	Provided 186 days of payment deferral.
Other consumer	Provided 157 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Home equity	Extended the term by 278 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 15 months and decreased the interest rate by 4%.
Other consumer	Extended the term by 57 months and decreased the interest rate by 0.21%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 83 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 139 months, and decreased the interest rate by 0.7%.

24 Truist Financial Corporation

Three Months Ended June 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 5 months and increased the interest rate by 0.3%.
CRE	Extended the term by 11 months.
Commercial construction	Extended the term by 2 months.
Term Extensions
Residential mortgage	Extended the term by 145 months.
Indirect auto	Extended the term by 22 months.
Other Consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 189 days of payment deferral.
Residential mortgage	Provided 214 days of payment deferral.
Indirect auto	Provided 125 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Commercial and industrial	Extended the term by 76 months and increased the interest rate by 3%.
Residential mortgage	Extended the term by 123 months and increased the interest rate by 1%.
Home equity	Extended the term by 169 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 10 months and decreased the interest rate by 7%.
Other consumer	Extended the term by 26 months and decreased the interest rate by 1%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 103 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 169 months, and increased the interest rate by 0.1%.

Six Months Ended June 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 5 months and increased the interest rate by 0.3%.
CRE	Extended the term by 10 months and increased the interest rate by 0.1%.
Commercial construction	Extended the term by 3 months.
Term Extensions
Residential mortgage	Extended the term by 151 months.
Indirect auto	Extended the term by 22 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 189 days of payment deferral.
CRE	Provided 232 days of payment deferral.
Residential mortgage	Provided 209 days of payment deferral.
Indirect auto	Provided 125 days of payment deferral.
Other consumer	Provided 151 days of payment deferral.
Combination - Interest Rate Adjustment and Term Extension
Commercial and industrial	Extended the term by 76 months and increased the interest rate by 3%.
Residential mortgage	Extended the term by 114 months and increased the interest rate by 0.4%.
Home equity	Extended the term by 229 months and decreased the interest rate by 3%.
Indirect auto	Extended the term by 11 months and decreased the interest rate by 7%.
Other consumer	Extended the term by 63 months and decreased the interest rate by 2%.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 107 months.
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 125 months, and decreased the interest rate by 0.1%.
Truist Financial Corporation 25

The tables above exclude trial modifications totaling $48 million and $88 million as of June 30, 2024 and 2023, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of June 30, 2024 and December 31, 2023, Truist had $474 million and $702 million, respectively, in unfunded lending commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the receivables in the ways described above during the twelve months preceding June 30, 2024 and December 31, 2023, respectively.

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

	Payment Status (Amortized Cost Basis)
June 30, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$692	$12	$55	$759
CRE	213	10	2	225
Commercial construction	72	—	—	72
Consumer:
Residential mortgage	326	88	93	507
Home equity	12	—	—	12
Indirect auto	979	185	50	1,214
Other consumer	30	2	—	32
Credit card	18	5	2	25
Total	$2,342	$302	$202	$2,846
Total nonaccrual loans included above	$166	$49	$143	$358

	Payment Status (Amortized Cost Basis)
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$887	$48	$92	$1,027
CRE	233	11	1	245
Commercial construction	22	—	—	22
Consumer:
Residential mortgage	427	116	90	633
Home equity	11	—	—	11
Indirect auto	730	148	20	898
Other consumer	24	1	—	25
Credit card	11	3	2	16
Total	$2,345	$327	$205	$2,877
Total nonaccrual loans included above	$155	$85	$137	$377
26 Truist Financial Corporation

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

June 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$55	$—	$—	$—	$—	$—	$—	$55
CRE	2	—	—	—	—	—	—	2
Consumer:
Residential mortgage	—	14	8	38	29	4	—	93
Indirect auto	—	1	—	48	—	—	1	50
Credit card	—	—	—	—	—	—	2	2
Total	$57	$15	$8	$86	$29	$4	$3	$202

December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$72	$—	$—	$20	$—	$—	$—	$92
CRE	1	—	—	—	—	—	—	1
Consumer:
Residential mortgage	—	13	6	34	31	5	1	90
Indirect auto	—	1	—	17	—	—	2	20
Credit card	—	—	—	—	—	—	2	2
Total	$73	$14	$6	$71	$31	$5	$5	$205

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Unearned income, discounts, and net deferred loan fees and costs	$602	$553

Truist Financial Corporation 27

NOTE 6. Goodwill and Other Intangible Assets

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. Further, TIH was the principal legal entity of the IH segment. As the operations of TIH were included in discontinued operations prior to the sale of TIH, the Company no longer presents the IH segment as one of its reportable segments. Following the realignment of these business activities, the Company’s three reporting units with goodwill balances are CSBB, WB, and Wealth.

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

The Company monitored events and circumstances during the period from January 1, 2024 to June 30, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its January 1, 2024 quantitative valuations associated with the realignments of goodwill, and the sensitivity of the January 1, 2024 quantitative results to changes in assumptions as of June 30, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2024.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2024 primarily relates to the segment realignment described above. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations and “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CSBB	WB	Total
Goodwill, December 31, 2023	$13,503	$3,653	$17,156
Segment realignment	(1,498)	1,498	—
Adjustments and other	—	1	1
Goodwill, June 30, 2024	$12,005	$5,152	$17,157

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,453	$(1,735)	$718	$2,473	$(1,650)	$823
Other, primarily client relationship intangibles	1,593	(582)	1,011	1,598	(512)	1,086
Total	$4,046	$(2,317)	$1,729	$4,071	$(2,162)	$1,909

28 Truist Financial Corporation

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
UPB of residential mortgage loan servicing portfolio	$263,173	$269,068
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	208,270	213,399
Mortgage loans sold with recourse	158	173
Maximum recourse exposure from mortgage loans sold with recourse liability	98	109
Indemnification, recourse and repurchase reserves	48	52

As of / For the Six Months Ended June 30, (Dollars in millions)	2024	2023
UPB of residential mortgage loans sold from LHFS	$4,651	$7,101
Pre-tax gains recognized on mortgage loans sold and held for sale	34	34
Servicing fees recognized from mortgage loans serviced for others	294	364
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.27%
Weighted average interest rate on mortgage loans serviced for others	3.63	3.54

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2024	2023
Residential MSRs, carrying value, January 1	$3,088	$3,428
Acquired	—	123
Additions	78	129
Sales	(2)	(429)
Change in fair value due to changes in valuation inputs or assumptions(1)	88	64
Realization of expected net servicing cash flows, passage of time, and other	(135)	(133)
Residential MSRs, carrying value, June 30	$3,117	$3,182
(1)The six months ended June 30, 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.6%	15.7%	7.4%	6.7%	18.2%	7.5%
Effect on fair value of a 10% increase			$(80)			$(82)
Effect on fair value of a 20% increase			(155)			(160)
OAS	2.5%	12.2%	4.7%	2.2%	12.0%	4.6%
Effect on fair value of a 10% increase			$(61)			$(60)
Effect on fair value of a 20% increase			(119)			(118)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.6%			99.6%
Adjustable-rate residential mortgage loans			0.4			0.4
Total			100.0%			100.0%
Weighted average life			7.5 years			7.5 years

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

Truist Financial Corporation 29

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
UPB of CRE mortgages serviced for others	$28,964	$31,681
CRE mortgages serviced for others covered by recourse provisions	9,642	9,661
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,809	2,813
Recorded reserves related to recourse exposure	13	16
CRE mortgages originated during the year-to-date period	419	2,989
Commercial MSRs at fair value	279	272

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	June 30, 2024		December 31, 2023
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$962	$16	$1,057	$10
Total lease liabilities	1,283	18	1,387	12
Weighted average remaining term	5.9 years	8.4 years	6.2 years	6.6 years
Weighted average discount rate	3.2%	5.2%	3.1%	5.1%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Operating lease costs	$66	$66	$143	$139

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Assets held under operating leases(1)(2)	$1,905	$2,160
Accumulated depreciation	(530)	(583)
Net	$1,375	$1,577
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $116 million and $32 million at June 30, 2024 and December 31, 2023, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.8 billion and $7.7 billion at June 30, 2024 and December 31, 2023, respectively.

30 Truist Financial Corporation

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
FHLB advances	$19,400	$20,500
Securities sold under agreements to repurchase	1,151	2,427
Securities sold short	2,041	1,625
Other short-term borrowings	224	276
Total short-term borrowings	$22,816	$24,828

The following table presents a summary of long-term debt:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
	Carrying Amount	Carrying Amount

Truist Financial Corporation:
Fixed rate senior notes(1)	$23,045	$19,808
Floating rate senior notes	—	999
Fixed rate subordinated notes(1)(2)	1,813	1,831
Capital notes(2)	631	629
Truist Bank:
Fixed rate senior notes	2,954	4,170
Floating rate senior notes	—	1,250
Fixed rate subordinated notes(2)	4,742	4,770
Floating rate FHLB advances	—	4,200
Other long-term debt(3)	1,431	1,261
Total long-term debt	$34,616	$38,918
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

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash dividends declared per share	$0.52	$0.52	$1.04	$1.04

Share Repurchase Activity

In June 2024, Truist announced that the Board of Directors had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. Repurchased shares revert to the status of authorized and unissued shares upon repurchase.

Truist Financial Corporation 31

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, April 1, 2023	$(1,549)	$47	$(8,542)	$(2,533)	$(4)	$(12,581)
OCI before reclassifications, net of tax	(5)	(321)	(496)	—	1	(821)
Amounts reclassified from AOCI:
Before tax	17	5	(71)	82	—	33
Tax effect	4	1	(17)	17	—	5
Amounts reclassified, net of tax	13	4	(54)	65	—	28
Total OCI, net of tax	8	(317)	(550)	65	1	(793)
AOCI balance, June 30, 2023	$(1,541)	$(270)	$(9,092)	$(2,468)	$(3)	$(13,374)
AOCI balance, April 1, 2024	$(1,078)	$(490)	$(9,354)	$(2,296)	$(4)	$(13,222)
OCI before reclassifications, net of tax(1)	34	(99)	(325)	—	1	(389)
Amounts reclassified from AOCI:
Before tax	—	79	6,529	75	—	6,683
Tax effect	—	18	1,540	18	—	1,576
Amounts reclassified, net of tax	—	61	4,989	57	—	5,107
Total OCI, net of tax	34	(38)	4,664	57	1	4,718
AOCI balance, June 30, 2024	$(1,044)	$(528)	$(4,690)	$(2,239)	$(3)	$(8,504)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2023	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
OCI before reclassifications, net of tax	(31)	(196)	407	—	2	182
Amounts reclassified from AOCI:
Before tax	33	5	(136)	152	—	54
Tax effect	8	1	(32)	32	—	9
Amounts reclassified, net of tax	25	4	(104)	120	—	45
Total OCI, net of tax	(6)	(192)	303	120	2	227
AOCI balance, June 30, 2023	$(1,541)	$(270)	$(9,092)	$(2,468)	$(3)	$(13,374)
AOCI balance, January 1, 2024	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
OCI before reclassifications, net of tax(1)	35	(331)	(780)	—	(1)	(1,077)
Amounts reclassified from AOCI:
Before tax	—	134	6,371	141	—	6,646
Tax effect	—	31	1,503	33	—	1,567
Amounts reclassified, net of tax	—	103	4,868	108	—	5,079
Total OCI, net of tax	35	(228)	4,088	108	(1)	4,002
AOCI balance, June 30, 2024	$(1,044)	$(528)	$(4,690)	$(2,239)	$(3)	$(8,504)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income and Other expense	Securities gains (losses) and Net interest income	Net interest income	Net interest income
(1)Includes the impact of the remeasurement of the pension plan and the reduction of pension benefit obligations following the sale of TIH. Refer to “Note 13. Benefit Plans” for additional information.

32 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended June 30, 2024, the benefit from income taxes was $1.3 billion compared to a provision for income taxes totaling $230 million for the three months ended June 30, 2023, representing effective tax rates of 25.3% and 16.4%, respectively. For the six months ended June 30, 2024, the benefit from income taxes was $1.1 billion and the provision for income taxes was $591 million for the six months ended June 30, 2023, representing effective tax rates of 28.3% and 18.6%, respectively. The tax benefit on the pre-tax loss for the three and six months ended June 30, 2024 was driven by the discrete impact of the balance sheet repositioning of securities. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2024	2023	2024	2023
Service cost(1)	Personnel expense / Net income from discontinued operations	$84	$93	$180	$186
Interest cost	Other expense	112	112	220	223
Estimated return on plan assets	Other expense	(238)	(228)	(482)	(456)
Amortization and other	Other expense	—	19	1	39
Net periodic (benefit) cost		$(42)	$(4)	$(81)	$(8)
(1)Includes $3 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $10 million and $13 million for the six months ended June 30, 2024 and 2023, respectively, of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH.

Truist may make contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Truist did not make a discretionary contribution to the pension plan during the six months ended June 30, 2024.

Following the sale of TIH, Truist retained the postretirement benefit obligation for TIH employees and changed the status of TIH employees by eliminating their eligibility to earn future service credits. Changes in pension plan obligations associated with the disposal of operating segments such as TIH require the remeasurement of postretirement benefit obligations prior to the disposal, updates to pension plan assumptions inherent in valuations, and identification and recognition of valuation changes specific to the sale, including the establishment of a new periodic service cost using assumptions as of the remeasurement date. The remeasurement process of impacted pension plans included a reduction in pension benefit obligations of $783 million, primarily driven by an increase in the weighted average assumed discount rate from 5.12% to 5.78%, and a decrease in the value of plan assets by $508 million, primarily driven by market prices. The impact of the sale on Truist pension plans resulted in a reduction of pension benefit obligations by $97 million which was recorded as a reduction of AOCI. Refer to “Note 11. AOCI” for additional information.

Truist Financial Corporation 33

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Jun 30, 2024	Dec 31, 2023
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$7,164	$6,754
Amount of future funding commitments included in carrying amount	Other liabilities	2,509	2,473
Lending exposure	Loans and leases for funded amounts	2,183	1,981
Renewable energy investments:
Carrying amount	Other assets	496	285
Amount of future funding commitments not included in carrying amount	NA	562	747
SBIC and certain other equity method investments:
Carrying amount	Other assets	796	758
Amount of future funding commitments not included in carrying amount	NA	567	589

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial.

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2024	2023	2024	2023
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$185	$160	$370	$317
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$170	$150	$341	$298
Other community development investments	Other noninterest income	3	3	5	5

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Commitments to extend, originate, or purchase credit and other commitments	$206,600	$207,285
Residential mortgage loans sold with recourse	158	173
CRE mortgages serviced for others covered by recourse provisions	9,642	9,661
Other loans serviced for others covered by recourse and other provisions	1,538	1,032
Letters of credit	6,843	6,239

34 Truist Financial Corporation

Total Return Swaps

The Company enters into TRS transactions with third party clients, whereby a VIE purchases reference assets identified by a client. The Company financially supports the VIE’s purchases of the reference assets. Reference assets are typically fixed income instruments primarily composed of syndicated bank loans. The TRS contracts pass through interest and other cash flows on the reference assets to the third-party clients, along with exposing those clients to decreases in value on the reference assets and providing them with the rights to appreciation on the reference assets. The terms of the TRS contracts require the third party clients to post initial margin collateral, as well as ongoing variation margin as the fair values of the underlying reference assets change. The following table provides a summary of the TRS transactions with the associated VIE referenced assets, which include trading loans and bonds:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Total return swaps:
VIE assets	$1,833	$1,641
Trading loans and bonds	1,676	1,572
VIE liabilities	273	50

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

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Pledged securities	$38,187	$41,270
Pledged loans:
FRB	82,929	73,898
FHLB	71,827	67,748
Unused borrowing capacity:
FRB	63,142	55,252
FHLB	32,892	24,712

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
Truist Financial Corporation 35

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $375 million as of June 30, 2024. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

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

The following is a description of certain legal proceedings and other matters in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class seeks a return of up to $452 million in paid overdraft fees from the 2006 to 2017 period above, plus prejudgment interest which, based on the amount of claimed fees, was estimated to be approximately $415 million as of June 30, 2024. A court-ordered mediation was held on February 28, 2024, but no resolution was reached. On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class have separately appealed the trial court’s order to the Georgia Court of Appeals.

Recordkeeping Matters

The SEC and CFTC have requested information from various subsidiaries of the Company that conduct broker-dealer, investment adviser, and swap dealer activities regarding compliance with applicable recordkeeping requirements for business-related electronic communications. The Company has cooperated with these requests and is in advanced discussions regarding resolutions of these matters with the agencies, though there can be no assurance as to the outcome of these discussions.

Investigation Regarding Trusts

In 2016 and 2018, the Civil Division of the U.S. DOJ issued subpoenas to a corporate predecessor of Truist Bank under the Financial Institutions Reform, Recovery, and Enforcement Act. These subpoenas requested documents and other information related to specified trusts for which Truist Bank serves as trustee. Truist Bank is continuing to cooperate in the investigation and is in discussions regarding resolution of this matter, though there can be no assurance as to the outcome of these discussions.

FDIC Special Assessment

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist is $595 million, with $507 million recognized in the fourth quarter of 2023 and additional adjustments of $75 million and $13 million recognized in the first and second quarters of 2024, respectively, due to increases in the estimated relevant losses to the DIF reported by the FDIC. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly installments. The special assessment will be paid in ten quarterly installments beginning in the second quarter of 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.
36 Truist Financial Corporation

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$133	$—	$133	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	968	—	968	—	—
Corporate and other debt securities	1,800	—	1,800	—	—
Loans	1,847	—	1,847	—	—
Equity securities	395	395	—	—	—
Other	373	277	96	—	—
Total trading assets	5,558	672	4,886	—	—
AFS securities:
U.S. Treasury	12,266	—	12,266	—	—
GSE	344	—	344	—	—
Agency MBS – residential	40,643	—	40,643	—	—
Agency MBS – commercial	2,287	—	2,287	—	—
States and political subdivisions	412	—	412	—	—
Other	17	—	17	—	—
Total AFS securities	55,969	—	55,969	—	—
LHFS at fair value	1,284	—	1,284	—	—
Loans and leases	14	—	—	14	—
Loan servicing rights at fair value	3,410	—	—	3,410	—
Other assets:
Derivative assets	1,095	1,486	1,749	3	(2,143)
Equity securities	276	270	6	—	—
Total assets	$67,606	$2,428	$63,894	$3,427	$(2,143)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$43	$—	$43	$—	$—
Short-term borrowings:
Securities sold short	2,041	234	1,807	—	—
Other liabilities:
Derivative liabilities	2,739	752	4,545	23	(2,581)
Total liabilities	$4,823	$986	$6,395	$23	$(2,581)

Truist Financial Corporation 37

December 31, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$144	$—	$144	$—	$—
GSE	50	—	50	—	—
States and political subdivisions	760	—	760	—	—
Corporate and other debt securities	1,293	—	1,293	—	—
Loans	1,575	—	1,575	—	—
Equity securities	181	181	—	—	—
Other	329	280	49	—	—
Total trading assets	4,332	461	3,871	—	—
AFS securities:
U.S. Treasury	10,041	—	10,041	—	—
GSE	362	—	362	—	—
Agency MBS – residential	51,289	—	51,289	—	—
Agency MBS – commercial	2,248	—	2,248	—	—
States and political subdivisions	425	—	425	—	—
Non-agency MBS	2,981	—	2,981	—	—
Other	20	—	20	—	—
Total AFS securities	67,366	—	67,366	—	—
LHFS at fair value	852	—	852	—	—
Loans and leases	15	—	—	15	—
Loan servicing rights at fair value	3,378	—	—	3,378	—
Other assets:
Derivative assets	951	956	1,867	5	(1,877)
Equity securities	360	245	115	—	—
Total assets	$77,254	$1,662	$74,071	$3,398	$(1,877)
Liabilities:
Short-term borrowings:
Securities sold short	$1,625	$185	$1,440	$—	$—
Other liabilities:
Derivative liabilities	2,597	487	4,171	24	(2,085)
Total liabilities	$4,222	$672	$5,611	$24	$(2,085)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At June 30, 2024 and December 31, 2023, investments totaling $483 million and $459 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

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

38 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended June 30, 2024 and 2023 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at April 1, 2023	$17	$3,303	$(18)
Total realized and unrealized gains (losses):
Included in earnings	—	70	(20)
Purchases	—	123	—
Issuances	—	92	18
Sales	—	(1)	—
Settlements	(1)	(90)	(11)
Balance at June 30, 2023	$16	$3,497	$(31)
Balance at April 1, 2024	$14	$3,417	$(21)
Total realized and unrealized gains (losses):
Included in earnings	—	30	(4)
Issuances	—	52	12
Sales	—	(1)	—
Settlements	—	(88)	(7)
Balance at June 30, 2024	$14	$3,410	$(20)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2024	$—	$30	$1

Six Months Ended June 30, 2024 and 2023 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2023	$18	$3,758	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	65	(22)
Purchases	—	123	—
Issuances	—	140	16
Sales	—	(429)	—
Settlements	(2)	(160)	11
Balance at June 30, 2023	$16	$3,497	$(31)
Balance at January 1, 2024	$15	$3,378	$(19)
Total realized and unrealized gains (losses):
Included in earnings	—	112	(7)
Issuances	—	84	11
Sales	—	(2)	—
Settlements	(1)	(162)	(5)
Balance at June 30, 2024	$14	$3,410	$(20)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2024	$—	$112	$(9)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	June 30, 2024			December 31, 2023
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,847	$1,944	$(97)	$1,575	$1,664	$(89)
Loans and leases	14	15	(1)	15	16	(1)
LHFS at fair value	1,284	1,271	13	852	828	24
Brokered time deposits	43	43	—	—	—	—

Truist Financial Corporation 39

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. These assets are considered to be Level 3 assets.

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Carrying value:
LHFS	$6	$19
Loans and leases	682	840
Other	193	454

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Valuation adjustments:
LHFS	$(16)	$(27)
Loans and leases	(557)	(311)
Other	(166)	(86)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $167 million and $409 million of LHFS carried at cost at June 30, 2024 and December 31, 2023, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

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

		June 30, 2024		December 31, 2023
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$52,447	$42,143	$54,107	$44,630
Loans and leases HFI, net of ALLL	Level 3	300,870	293,395	307,248	300,830
Financial liabilities:
Time deposits	Level 2	38,415	38,157	43,561	43,368
Long-term debt	Level 2	34,616	34,381	38,918	38,353

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $302 million and $295 million at June 30, 2024 and December 31, 2023, respectively.

40 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	June 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$25,538	$—	$—	$17,673	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	17,768	—	—	14,268	—	—
Swaps hedging AFS securities	11,810	—	—	24,178	—	—
Swaps hedging U.S. Treasury	980	—	—	—	—	—
Total	30,558	—	—	38,446	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	150,670	560	(2,091)	154,692	637	(1,926)
Options	26,820	64	(86)	34,593	114	(106)
Forward commitments	554	1	(3)	178	—	(11)
Other	4,012	—	—	3,033	—	—
Equity contracts	42,809	1,763	(2,382)	39,561	1,164	(1,733)
Credit contracts:
Trading assets	610	—	—	100	—	—
Loans and leases	325	—	—	225	—	—
Risk participation agreements	7,443	—	(2)	7,499	—	(3)
Total return swaps	1,577	53	(5)	1,598	41	(7)
Foreign exchange contracts	21,750	221	(206)	24,480	256	(256)
Commodity	10,686	462	(448)	8,367	513	(503)
Total	267,256	3,124	(5,223)	274,326	2,725	(4,545)
Mortgage banking:
Interest rate contracts:
Swaps	354	—	—	105	—	—
Options	400	1	—	400	3	—
Interest rate lock commitments	1,306	3	(9)	746	5	(10)
When issued securities, forward rate agreements and forward commitments	2,109	17	(5)	1,438	12	(17)
Other	460	1	—	94	—	—
Total	4,629	22	(14)	2,783	20	(27)
MSRs:
Interest rate contracts:
Swaps	16,948	—	—	15,252	—	—
Options	13,674	84	(78)	14,854	75	(109)
When issued securities, forward rate agreements and forward commitments	1,250	6	(2)	933	8	—
Other	2,583	2	(3)	1,692	—	(1)
Total	34,455	92	(83)	32,731	83	(110)
Total derivatives not designated as hedges	306,340	3,238	(5,320)	309,840	2,828	(4,682)
Total derivatives	$362,436	3,238	(5,320)	$365,959	2,828	(4,682)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,647)	1,647		(1,268)	1,268
Cash collateral (received) posted for amounts subject to master netting arrangements		(496)	934		(609)	817
Net amount		$1,095	$(2,739)		$951	$(2,597)

Truist Financial Corporation 41

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

June 30, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,671	$(1,394)	$277	$—	$277
Derivatives not subject to master netting arrangement or similar arrangement	81	—	81	—	81
Exchange traded derivatives	1,486	(749)	737	—	737
Total derivative assets	$3,238	$(2,143)	$1,095	$—	$1,095
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,778)	$1,832	$(1,946)	$157	$(1,789)
Derivatives not subject to master netting arrangement or similar arrangement	(790)	—	(790)	—	(790)
Exchange traded derivatives	(752)	749	(3)	—	(3)
Total derivative liabilities	$(5,320)	$2,581	$(2,739)	$157	$(2,582)

December 31, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,775	$(1,392)	$383	$—	$383
Derivatives not subject to master netting arrangement or similar arrangement	97	—	97	—	97
Exchange traded derivatives	956	(485)	471	—	471
Total derivative assets	$2,828	$(1,877)	$951	$—	$951
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,627)	$1,600	$(2,027)	$151	$(1,876)
Derivatives not subject to master netting arrangement or similar arrangement	(568)	—	(568)	—	(568)
Exchange traded derivatives	(487)	485	(2)	—	(2)
Total derivative liabilities	$(4,682)	$2,085	$(2,597)	$151	$(2,446)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	June 30, 2024			December 31, 2023
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)(2)	$26,411	$(160)	$17	$51,782	$6	$(5)
Loans and leases	316	—	6	322	—	7
Long-term debt	30,799	(532)	(432)	27,572	(237)	(475)
(1)The amortized cost of AFS securities was $29.2 billion at June 30, 2024 and $62.2 billion at December 31, 2023. Further, as of June 30, 2024, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $28.6 billion, of which $11.8 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.
(2)The decline in hedged AFS securities from December 31, 2023 to June 30, 2024 was due to the balance sheet repositioning in May 2024. Refer to “Note 4. Investment Securities” for additional information.

42 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(129)	$(419)	$(432)	$(256)
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Commercial Loans	(79)	(5)	(134)	(5)

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Investment securities:
Amounts related to interest settlements	$115	$87	$278	$163
Recognized on derivatives	185	42	627	(53)
Recognized on hedged items	(172)	(31)	(608)	75
Net income (expense) recognized(1)	128	98	297	185
Loans and leases:
Recognized on hedged items	—	—	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(51)	(47)	(90)	(93)
Recognized on derivatives	(63)	(291)	(295)	(135)
Recognized on hedged items	41	299	252	157
Net income (expense) recognized	(73)	(39)	(133)	(71)
Net income (expense) recognized, total	$55	$59	$163	$113
(1)Includes $10 million and $20 million of income recognized for the three and six months ended June 30, 2024, respectively, and $12 million and $22 million for the three and six months ended June 30, 2023, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
Truist Financial Corporation 43

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(363)	$(106)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	(165)	(194)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(300)	(203)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(62)	$(64)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(79)	(60)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $393 million at June 30, 2024 and $413 million at December 31, 2023.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2024	2023	2024	2023
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$27	$52	$66	$86
Foreign exchange contracts	Investment banking and trading income and other income	36	(26)	101	(29)
Equity contracts	Investment banking and trading income and other income	7	(22)	(10)	(20)
Credit contracts	Investment banking and trading income and other income	14	(26)	(10)	(59)
Commodity contracts	Investment banking and trading income	4	7	6	17
Mortgage banking:
Interest rate contracts – residential	Mortgage banking income	—	23	(1)	22
Interest rate contracts – commercial	Mortgage banking income	—	(2)	—	(1)
MSRs:
Interest rate contracts – residential	Mortgage banking income	(23)	(83)	(114)	(82)
Interest rate contracts – commercial	Mortgage banking income	(1)	(7)	(7)	(4)
Total		$64	$(84)	$31	$(70)

44 Truist Financial Corporation

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At June 30, 2024, the remaining terms on these risk participations ranged from less than one year to 13 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Risk participation agreements:
Maximum potential amount of exposure	$454	$520
Total return swaps:
Cash and other collateral received	431	437

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Dealer and other counterparties:
Cash and other collateral received from counterparties	$567	$609
Derivatives in a net gain position secured by collateral received	584	735
Unsecured positions in a net gain with counterparties after collateral postings	89	126
Cash collateral posted to counterparties	1,097	960
Derivatives in a net loss position secured by collateral	1,210	1,052
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	13	14
Derivatives in a net loss position	—	8
Derivatives in a net gain position	2	2
Securities pledged to central counterparties clearing	647	1,249

Truist Financial Corporation 45

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2024	2023	2024	2023
Net income (loss) available to common shareholders from continuing operations	$(3,983)	$1,094	$(2,956)	$2,401
Net income available to common shareholders from discontinued operations	4,809	140	4,873	243
Net income available to common shareholders	$826	$1,234	$1,917	$2,644
Weighted average number of common shares	1,338,149	1,331,953	1,336,620	1,330,286
Effect of dilutive outstanding equity-based awards(1)	—	5,354	—	8,060
Weighted average number of diluted common shares	1,338,149	1,337,307	1,336,620	1,338,346
Basic earnings from continuing operations	$(2.98)	$0.82	$(2.21)	$1.80
Basic earnings from discontinued operations	3.60	0.11	3.64	0.19
Basic EPS	$0.62	$0.93	$1.43	$1.99
Diluted earnings from continuing operations	$(2.98)	$0.82	$(2.21)	$1.79
Diluted earnings from discontinued operations	3.60	0.10	3.64	0.19
Diluted EPS	$0.62	$0.92	$1.43	$1.98
Anti-dilutive awards	11,975	9,123	12,082	4,251
(1)For periods ended with a net loss available to common shareholders from continuing operations, anti-dilutive financial instruments have been excluded from the calculation of GAAP diluted EPS.

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

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group, representing substantially all of the Company’s IH segment, which represented a material strategic shift for the Company, and as a result, the Company recast results for all periods presented under the discontinued operations basis of presentation. On May 6, 2024, the Company completed the sale of its remaining equity interests in TIH. TIH was the principal legal entity of the IH segment. As the operations of TIH were included in discontinued operations prior to the sale of TIH, the Company no longer presents the IH segment as one of its reportable segments. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

Consumer and Small Business Banking

CSBB serves consumer and small business clients, providing deposits and payment services, credit cards, loans, and mortgages through an extensive network of branches, ATMs, digital channels, contact centers, and other channels. Lending solutions include personal and unsecured loans originated through the branch network and digital channels; indirect lending services providing a comprehensive set of technology-enabled consumer lending solutions including point-of-sale offerings for autos, recreational vehicles, outdoor power sports, equipment, and home improvement; and real estate lending providing residential mortgages through its retail, direct, and correspondent channels, with the loans either sold in the secondary market, typically with servicing rights retained, or held in the Company’s loan portfolio, and home equity loans delivered through the branch network. CSBB also serves as an entry point for clients to access services from other businesses.

Wholesale Banking

WB segment delivers a comprehensive suite of tailored solutions with specialized product and industry expertise delivered through local coverage of corporate, commercial, and real estate clients combined with national coverage from investment banking and commercial real estate businesses. This segment is focused on providing core banking, cash management, payments, specialized lending, investment banking, capital markets, strategic advisory, and market-making. In addition to the services provided by Truist’s SEC registered investment advisors, Truist’s wealth professionals provide asset management, trust, brokerage, and investment-related services, institutional investment management, full-service, and online/discount brokerage products, family office services, as well as other wealth management disciplines.
46 Truist Financial Corporation

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most real estate assets, as well as the Company’s functional activities such as finance, enterprise risk, legal, and enterprise technology and management, among others. Additionally, OT&C houses intercompany eliminations, including intersegment net referral fees and residual interest rate risk.

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

Truist Financial Corporation 47

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income (expense)	$1,286	$1,544	$2,187	$2,329	$54	$(270)	$3,527	$3,603
Net intersegment interest income (expense)	1,342	1,082	(497)	(562)	(845)	(520)	—	—
Segment net interest income	2,628	2,626	1,690	1,767	(791)	(790)	3,527	3,603
Allocated provision for credit losses	309	227	142	309	—	2	451	538
Segment net interest income after provision	2,319	2,399	1,548	1,458	(791)	(792)	3,076	3,065
Noninterest income	507	514	991	891	(6,710)	(25)	(5,212)	1,380
Amortization of intangibles	45	53	41	46	3	—	89	99
Other noninterest expense	1,600	1,563	1,307	1,251	98	133	3,005	2,947
Income (loss) before income taxes from continuing operations	1,181	1,297	1,191	1,052	(7,602)	(950)	(5,230)	1,399
Provision (benefit) for income taxes	283	309	237	203	(1,844)	(282)	(1,324)	230
Segment net income (loss) from continuing operations	$898	$988	$954	$849	$(5,758)	$(668)	$(3,906)	$1,169

Identifiable assets (period end) of continuing operations	$143,857	$155,760	$207,946	$216,220	$168,050	$174,517	$519,853	$546,497

Six Months Ended June 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income (expense)	$2,550	$3,234	$4,421	$4,550	$(72)	$(314)	$6,899	$7,470
Net intersegment interest income (expense)	2,681	2,082	(1,044)	(946)	(1,637)	(1,136)	—	—
Segment net interest income	5,231	5,316	3,377	3,604	(1,709)	(1,450)	6,899	7,470
Allocated provision for credit losses	612	497	340	544	(1)	(1)	951	1,040
Segment net interest income after provision	4,619	4,819	3,037	3,060	(1,708)	(1,449)	5,948	6,430
Noninterest income	1,010	1,068	1,974	1,840	(6,750)	(107)	(3,766)	2,801
Amortization of intangibles	91	106	83	93	3	—	177	199
Other noninterest expense	3,199	3,136	2,639	2,509	32	217	5,870	5,862
Income (loss) before income taxes from continuing operations	2,339	2,645	2,289	2,298	(8,493)	(1,773)	(3,865)	3,170
Provision (benefit) for income taxes	562	629	451	463	(2,105)	(501)	(1,092)	591
Segment net income (loss) from continuing operations	$1,777	$2,016	$1,838	$1,835	$(6,388)	$(1,272)	$(2,773)	$2,579

Identifiable assets (period end) of continuing operations	$143,857	$155,760	$207,946	$216,220	$168,050	$174,517	$519,853	$546,497
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

48 Truist Financial Corporation

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist is $595 million, with $507 million recognized in the fourth quarter of 2023 and additional adjustments of $75 million and $13 million recognized in the first and second quarters of 2024, respectively, due to increases in the estimated relevant losses to the DIF reported by the FDIC. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly installments. The special assessment will be paid in ten quarterly installments beginning in the second quarter of 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.

In March 2024, the FDIC released proposed revisions to its statement of policy on bank merger transactions. The proposal reflects regulatory, legislative, and industry changes since the statement of policy was last published for comment and amended, makes the statement more principles-based, communicates the FDIC Board’s expectations regarding the evaluation of merger applications filed under the Bank Merger Act, and describes the types of merger applications for which the FDIC is the responsible agency. Also, in July 2024, the FDIC released a proposed rule to amend its regulations under the Change in Bank Control Act, which generally provides that no person may directly or indirectly acquire control of an insured depository institution unless the person has given the appropriate federal banking agency prior notice of the proposed transaction and the agency has not disapproved it. The FDIC’s regulations contain a rebuttable presumption that the acquisition of voting securities of a holding company like Truist that directly or indirectly controls an insured state nonmember bank like Truist Bank constitutes such an acquisition of control requiring prior notice to the FDIC if, immediately after the transaction, the acquiring person will own, control, or hold with power to vote 10 percent or more of any class of voting securities of the holding company and other specified conditions are met. The proposed rule removes an explicit exemption for transactions where the FRB reviews a notice under the Change in Bank Control Act. In addition, the FDIC seeks information and comment about its approach in response to these notices, including the role played by asset managers and other institutional investors with FDIC-supervised institutions. We continue to evaluate both proposals and the potential impacts, if adopted as proposed, on the Company and Truist Bank.

The FRB’s capital plan rule provides that a BHC must update and resubmit its capital plan if the BHC determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted the capital plan. Truist determined that the sale of our remaining equity interests in TIH constituted such a material change and, therefore, addressed the material change in our capital plan submitted in April 2024. The capital plan rule further provides that, upon the occurrence of an event requiring resubmission and pending the FRB’s consideration of the resubmitted capital plan, a BHC may not make any capital distribution unless it has received prior approval of the FRB. In July 2024, the FRB notified Truist that the FRB’s prior approval was no longer required to make capital distributions in connection with the April 2024 capital plan.

Truist Financial Corporation 49

In June 2024, the FDIC adopted a final rule to significantly modify the required frequency and informational content of resolution plan submissions applicable to insured depository institutions with $50 billion or more in total assets. As a covered insured depository institution in group A under the rule, Truist Bank must develop an identified strategy for its resolution that is adaptable across a range of possible failure scenarios. The rule also introduces a new credibility standard for evaluating the adequacy of resolution plan submissions. The contours of the FDIC’s application of this new credibility standard remain to be seen and may require the exercise of a meaningful degree of judgment by the FDIC. A failure by Truist Bank to satisfy the credibility standard, or any other provision of the rule, may cause the FDIC to require Truist Bank to reconsider portions of its resolution plan or result in an enforcement action by the FDIC. Truist Bank will be required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. The final rule is effective October 1, 2024, and the first full resolution plan submission by Truist Bank will be due no sooner than 270 days after the effective date.

In August 2024, the FDIC and the FRB issued final joint guidance regarding resolution plans submitted by large bank holding companies. Truist, as a domestic triennial full filer under the rule, is required to submit a resolution plan every three years, beginning on October 1, 2025, which reflects the characteristics of the firm and its business operations and supports the goal of substantially mitigating serious adverse effects on the financial stability of the United States in the event of the firm’s failure. The agencies have not yet finalized a rule requiring large bank holding companies to issue long-term debt that would serve as pre-positioned resolution resources in the event of a firm’s failure. The long-term debt rule, when finalized, may have an impact on Truist’s resolution plan strategy which may result in revisions to its resolution plan submission.

Executive Overview

In the second quarter, we continued to see solid momentum in our core banking businesses as evidenced by strong year-over-year growth in investment banking and trading revenue and continued expense discipline. Client deposits stabilized, and asset quality metrics remained within our expectations. While loan demand remained muted, we were encouraged by an improvement in our dialogue with clients and our expanded capacity to support their needs.

On May 6, 2024, we completed the divestiture of TIH. We utilized a portion of the capital created from the sale of TIH to reposition our balance sheet, which is expected to replace TIH’s earnings contribution, create additional liquidity, and improve our interest rate risk profile. These actions along with organic capital generation resulted in an increase to our CET1 capital ratio to 11.6%. Financial information attributed to TIH has been reflected in discontinued operations for the periods presented within and, unless otherwise stated, the following discussion excludes amounts reported as discontinued operations. Refer to “Note 2. Discontinued Operations” for additional information.

The sale of TIH resulted in after-tax cash proceeds to Truist of approximately $10.1 billion, reflecting certain closing adjustments for cash, debt and debt-like items, including the settlement of certain previously granted TIH equity awards, working capital, transaction expenses and an investor return amount associated with the originally sold 20% stake. Upon closing, the transaction resulted in the deconsolidation of the TIH subsidiary from Truist and resulted in an approximate after-tax gain of $4.8 billion. Additionally, following the sale, Truist retained the related postretirement benefit obligation for TIH employees, and remeasured the postretirement benefit obligation of the plan in the second quarter of 2024. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations and “Note 13. Benefit Plans” for additional information related to the postretirement benefit obligation remeasurement.

Following the sale of TIH, Truist executed a strategic balance sheet repositioning of a portion of its AFS investment securities portfolio by selling $27.7 billion of lower-yielding investment securities, resulting in an after-tax loss of $5.1 billion in the second quarter of 2024. The investment securities that were sold had a book value of $34.4 billion and a weighted average book yield of 2.80% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve at the time. Including the tax benefit, the repositioning generated $29.3 billion available for reinvestment.

Truist invested approximately $18.7 billion of the $39.4 billion generated from the sale of TIH and the balance sheet repositioning in shorter duration investment securities yielding 5.27%. The remaining $20.7 billion was invested in cash. The blended reinvestment rate on the new investment securities purchased and cash is 5.22% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve at the time.

Our Board authorized the repurchase of up to $5 billion of common stock beginning in the third quarter of 2024 through the end of 2026. The most recent FRB stress test highlighted our ability to weather a variety of stressed economic scenarios.

We believe that Truist's strengthened capital position offers us the opportunity to grow our core banking franchise, while also prudently returning capital to our shareholders through our strong dividend and recently announced share repurchase program.

50 Truist Financial Corporation

Following the departure of our CIO in April 2024, we have appointed an interim CIO while our search for a permanent CIO continues. Our interim CIO has 20 years of banking experience across risk management, commercial, consumer, operations, technology, and vertically integrated businesses. He oversees the provision of comprehensive technology, data, security, and information related platforms.

In August 2024, the Company announced the hiring of a new CIO who will join the Company in the fourth quarter of 2024 and will lead the enterprise technology team. The new CIO has over 25 years of experience across a range of technology roles, primarily in the financial services industry.

In July 2024, we successfully completed the sale of Sterling Capital Management LLC, a Wealth business. Cash proceeds and the initial gain recognized on the sale were not material.

Financial Results

Net income available to common shareholders for the second quarter of 2024 of $826 million was down 33% compared with the second quarter of 2023. On a diluted per common share basis, earnings for the second quarter of 2024 were $0.62, a decrease of $0.30, or 33%, compared to the second quarter of 2023. Truist’s results of operations for the second quarter of 2024 produced an annualized return on average assets of 0.70% and an annualized return on average common shareholders’ equity of 6.1% compared to prior year returns of 0.95% and 8.6%, respectively.

Net loss from continuing operations was $3.9 billion for the second quarter of 2024, compared to net income of $1.2 billion for the second quarter of 2023.

•Results from continuing operations for the second quarter of 2024 included securities losses of $6.7 billion ($5.1 billion after-tax, or $3.80 per share), from the strategic balance sheet repositioning of a portion of the available-for-sale investment securities portfolio, a charitable contribution to the Truist Foundation of $150 million ($115 million after-tax, or $0.09 per share), and restructuring charges of $33 million ($26 million after-tax, or $0.02 per share).
•Results from continuing operations for the second quarter of 2023 included restructuring charges of $48 million ($37 million after-tax, or $0.03 per share).

Net income from discontinued operations was $4.8 billion for the second quarter of 2024, compared to $176 million for the second quarter of 2023.

•Results from discontinued operations for the second quarter of 2024 included a gain on the sale of TIH of $6.9 billion ($4.8 billion after-tax, or $3.60 per share), and restructuring charges of $63 million ($47 million after-tax, or $0.03 per share).

Taxable-equivalent net interest income for the second quarter of 2024 was down $77 million, or 2.1%, compared to the second quarter of 2023 primarily due to higher funding costs and lower earning assets, partially offset by the balance sheet repositioning. Net interest margin was 3.03%, up 13 basis points.

•The yield on the average total loan portfolio was 6.44%, up 37 basis points, reflecting higher market interest rates, and the yield on the average securities portfolio was 2.77%, up 60 basis points, reflecting the balance sheet repositioning and higher market interest rates.
•The average cost of total deposits was 2.09%, up 56 basis points. The average cost of short-term borrowings was 5.58%, up 39 basis points. The average cost of long-term debt was 4.87%, up 25 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.
Noninterest income was down $6.6 billion compared to the second quarter of 2023 primarily due to $6.7 billion of securities losses resulting from the balance sheet repositioning and lower other income, partially offset by higher investment banking and trading income and wealth management income. Excluding securities losses, noninterest income was up $58 million compared to the second quarter of 2023.

Noninterest expense was up $48 million, or 1.6%, compared to the second quarter of 2023 due to a $150 million charitable contribution to the Truist Foundation (other expense) and the FDIC special assessment adjustment in the second quarter of 2024 of $13 million (regulatory costs), partially offset by lower personnel expense. Adjusted noninterest expense, which excludes the charitable contribution, the FDIC special assessment adjustment, restructuring charges, the amortization of intangibles, and a small loss on the early extinguishment of debt in 2023, decreased $86 million, or 3.0%, compared to the earlier quarter.

The higher effective tax rate in the current quarter compared to the second quarter of 2023 is due to a tax benefit on the pre-tax loss, which is driven by the discrete impact of the balance sheet repositioning of securities.

Truist Financial Corporation 51

Asset quality remained solid during the second quarter of 2024.

•Nonperforming loans and leases held for investment were 0.46% of loans and leases held for investment at June 30, 2024, up one basis point compared to March 31, 2024.
•The allowance for credit losses was $5.1 billion and includes $4.8 billion for the allowance for loan and lease losses and $302 million for the reserve for unfunded commitments. The ALLL ratio was 1.57%, up one basis point compared with March 31, 2024.
•The provision for credit losses was $451 million compared to $538 million for the second quarter of 2023 primarily reflecting a lower allowance build.
•The net charge-off ratio was 58 basis points, up 4 basis points compared to the second quarter of 2023 primarily driven by higher net charge-offs in the CRE, other consumer, indirect auto, and credit card portfolios, partially offset by lower net charge-offs in the commercial and industrial portfolio. Additionally, the second quarter of 2023 included $98 million of charge-offs related to the sale of the student loan portfolio.

Capital ratios were significantly strengthened during the second quarter of 2024.

•Truist’s CET1 ratio was 11.6% as of June 30, 2024, up 150 basis points compared to March 31, 2024 due to the sale of TIH and organic capital generation, partially offset by the balance sheet repositioning.
•Truist's board of directors authorized a $5 billion share repurchase program beginning in the third quarter of 2024 through 2026 as part of the Company's overall capital distribution strategy.
•Truist completed the 2024 CCAR process and received a preliminary SCB requirement of 2.8% for the period October 1, 2024 to September 30, 2025, down 10 basis points from the SCB requirement for the period October 1, 2023 to September 30, 2024. The Federal Reserve will provide Truist with its final SCB requirement by August 31, 2024.
•Truist declared common dividends of $0.52 per share during the second quarter of 2024. The dividend payout ratio for the second quarter of 2024 was 85%. Truist did not repurchase any shares in the second quarter of 2024.
•Truist’s average consolidated LCR was 110% for the three months ended June 30, 2024, compared to the regulatory minimum of 100%.

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the second quarter of 2024 was down $77 million, or 2.1%, compared to the second quarter of 2023 primarily due to higher funding costs and lower earning assets, partially offset by the balance sheet repositioning. Net interest margin was 3.03%, up 13 basis points.

•Average earning assets decreased $32.0 billion, or 6.3%, primarily due to declines in average total loans of $20.7 billion, or 6.3%, and a decrease in average securities of $17.1 billion, or 12%, partially offset by growth in other earning assets of $4.6 billion, or 13%. The change in average securities was driven by maturities and the balance sheet repositioning and change in other earning assets (increase in balances held at the Federal Reserve) was driven by the balance sheet repositioning.
•The yield on the average total loan portfolio was 6.44%, up 37 basis points, reflecting higher market interest rates, and the yield on the average securities portfolio was 2.77%, up 60 basis points, reflecting the balance sheet repositioning and higher market interest rates.
•Average deposits decreased $11.8 billion, or 2.9%, average short-term borrowings increased $2.0 billion, or 8.4%, and average long-term debt decreased $26.9 billion, or 42%.
•The average cost of total deposits was 2.09%, up 56 basis points. The average cost of short-term borrowings was 5.58%, up 39 basis points. The average cost of long-term debt was 4.87%, up 25 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

52 Truist Financial Corporation

Taxable-equivalent net interest income for the six months ended June 30, 2024 was down $570 million, or 7.5%, compared to the six months ended June 30, 2023 primarily due to higher funding costs and lower earning assets, partially offset by the balance sheet repositioning. Net interest margin was 2.96%, down seven basis points compared to the prior period.

•Average earning assets decreased $27.3 billion, or 5.4%, compared to the prior period primarily due to declines in average total loans of $19.4 billion, or 5.9%, and average securities of $13.2 billion, or 9.4%, partially offset by an increase in other earning assets of $5.0 billion, or 17%. The change in average securities was driven by maturities and the balance sheet repositioning and change in other earning assets (increase in balances held at the Federal Reserve) was driven by the balance sheet repositioning.
•The yield on the average total loan portfolio was 6.41% for 2024, up 47 basis points, compared to the prior period primarily reflecting higher market interest rates. The yield on the average securities portfolio was 2.61% for 2024, up 45 basis points compared to the prior period, reflecting the balance sheet repositioning and higher market interest rates.
•Average deposits decreased $15.6 billion, or 3.9%, average short-term borrowings increased $2.1 billion, or 9%, and average long-term debt decreased $18.7 billion, or 33%.
•The average cost of total deposits was 2.06% for 2024, up 74 basis points compared to the prior period. The average cost of short-term borrowings was 5.60% for 2024, up 66 basis points compared to the prior period. The average cost on long-term debt was 4.80% for 2024, up 43 basis points compared to the prior period. The increases in rates on deposits and other funding sources was largely attributable to the higher rate environment.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 53

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2024	2023	2024	2023	2024	2023		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$11,145	$11,115	3.66%	1.10%	$101	$30	$71	$71	$—
GSE	382	329	3.27	2.70	3	3	—	—	—
Agency MBS	107,901	122,647	2.67	2.25	720	690	30	119	(89)
States and political subdivisions	420	425	4.14	4.18	5	5	—	—	—
Non-agency MBS	1,452	3,852	2.61	2.32	10	22	(12)	2	(14)
Other	18	25	5.29	5.20	—	—	—	—	—
Total securities	121,318	138,393	2.77	2.17	839	750	89	192	(103)
Interest earning trading assets	5,515	4,445	6.11	6.73	84	75	9	(7)	16
Other earning assets(3)	39,250	34,616	5.56	5.06	551	436	115	48	67
Loans and leases, net of unearned income:
Commercial and industrial	157,043	166,588	6.53	6.28	2,550	2,610	(60)	98	(158)
CRE	21,969	22,706	6.93	6.73	381	384	(3)	11	(14)
Commercial Construction	7,645	5,921	7.85	7.64	147	111	36	3	33
Residential mortgage	54,490	56,320	3.86	3.77	525	531	(6)	12	(18)
Home equity	9,805	10,478	8.02	7.26	195	190	5	18	(13)
Indirect auto	22,016	26,558	6.95	6.01	381	398	(17)	57	(74)
Other consumer	28,326	28,189	8.25	7.10	581	499	82	80	2
Student	—	4,766	—	6.76	—	80	(80)	—	(80)
Credit card	4,905	4,846	12.14	11.48	148	137	11	9	2
Total loans and leases HFI	306,199	326,372	6.44	6.07	4,908	4,940	(32)	288	(320)
LHFS	1,384	1,886	6.56	5.94	22	28	(6)	3	(9)
Total loans and leases	307,583	328,258	6.44	6.07	4,930	4,968	(38)	291	(329)
Total earning assets	473,666	505,712	5.42	4.94	6,404	6,229	175	524	(349)
Nonearning assets	50,587	52,316
Assets of discontinued operations	2,641	7,794
Total assets	$526,894	$565,822
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$103,894	$102,105	2.74	1.99	707	508	199	190	9
Money market and savings	135,264	138,149	2.60	1.99	873	686	187	202	(15)
Time deposits	41,250	35,844	4.24	3.73	436	333	103	49	54
Total interest-bearing deposits	280,408	276,098	2.89	2.22	2,016	1,527	489	441	48
Short-term borrowings	26,016	23,991	5.58	5.19	362	311	51	24	27
Long-term debt	36,721	63,665	4.87	4.62	446	734	(288)	38	(326)
Total interest-bearing liabilities	343,145	363,754	3.31	2.84	2,824	2,572	252	503	(251)
Noninterest-bearing deposits	107,634	123,728
Other liabilities	13,318	10,865
Liabilities of discontinued operations	1,120	3,374
Shareholders’ equity	61,677	64,101
Total liabilities and shareholders’ equity	$526,894	$565,822
Average interest-rate spread			2.11%	2.10%
NIM/net interest income - taxable equivalent			3.03%	2.90%	$3,580	$3,657	$(77)	$21	$(98)
Taxable-equivalent adjustment					$53	$54
Memo: Total deposits	$388,042	$399,826	2.09%	1.53%	$2,016	$1,527	$489
(1)Represents daily average balances. Excludes basis adjustments for fair value hedges.
(2)Yields are stated on a TE basis utilizing federal tax rate. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each. Interest income includes certain fees, deferred costs, and dividends.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
54 Truist Financial Corporation

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Six Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense		Incr. (Decr.)	Change due to
	2024	2023	2024	2023	2024	2023		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$10,499	$11,116	2.64%	1.08%	$138	$60	$78	$81	$(3)
GSE	385	332	3.34	2.78	6	5	1	—	1
Agency MBS	112,423	123,692	2.59	2.24	1,455	1,384	71	204	(133)
States and political subdivisions	420	425	4.14	4.12	9	9	—	—	—
Non-agency MBS	2,549	3,879	2.87	2.33	37	45	(8)	9	(17)
Other	19	22	5.32	5.24	—	—	—	—	—
Total securities	126,295	139,466	2.61	2.16	1,645	1,503	142	294	(152)
Interest earning trading assets	5,180	4,951	6.29	6.38	163	158	5	(2)	7
Other earning assets(3)	34,909	29,916	5.60	4.87	987	730	257	122	135
Loans and leases, net of unearned income:
Commercial and industrial	157,714	165,846	6.53	6.13	5,122	5,046	76	327	(251)
CRE	22,185	22,698	6.94	6.52	770	739	31	48	(17)
Commercial Construction	7,389	5,892	7.84	7.39	284	212	72	14	58
Residential mortgage	54,780	56,370	3.85	3.75	1,053	1,057	(4)	27	(31)
Home equity	9,868	10,606	7.97	7.03	391	370	21	48	(27)
Indirect auto	22,195	27,147	6.82	5.91	753	796	(43)	114	(157)
Other consumer	28,306	27,876	8.12	6.93	1,142	958	184	169	15
Student	—	4,947	—	6.91	—	169	(169)	(85)	(84)
Credit card	4,913	4,815	12.05	11.45	294	273	21	15	6
Total loans and leases HFI	307,350	326,197	6.41	5.94	9,809	9,620	189	677	(488)
LHFS	1,155	1,708	6.49	6.28	37	53	(16)	2	(18)
Total loans and leases	308,505	327,905	6.41	5.94	9,846	9,673	173	679	(506)
Total earning assets	474,889	502,238	5.34	4.83	12,641	12,064	577	1,093	(516)
Nonearning assets	48,947	52,953
Assets of discontinued operations	5,112	7,550
Total assets	$528,948	$562,741
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$103,716	$105,477	2.70	1.79	1,391	938	453	469	(16)
Money market and savings	134,979	138,972	2.54	1.69	1,705	1,162	543	577	(34)
Time deposits	41,594	32,276	4.27	3.45	884	552	332	150	182
Total interest-bearing deposits	280,289	276,725	2.86	1.93	3,980	2,652	1,328	1,196	132
Short-term borrowings	26,123	24,023	5.60	4.94	728	589	139	84	55
Long-term debt	38,721	57,396	4.80	4.37	928	1,248	(320)	114	(434)
Total interest-bearing liabilities	345,133	358,144	3.28	2.52	5,636	4,489	1,147	1,394	(247)
Noninterest-bearing deposits	108,261	127,393
Other liabilities	13,101	11,043
Liabilities of discontinued operations	2,109	3,066
Shareholders’ equity	60,344	63,095
Total liabilities and shareholders’ equity	$528,948	$562,741
Average interest-rate spread			2.06%	2.31%
NIM/net interest income - taxable equivalent			2.96%	3.03%	$7,005	$7,575	$(570)	$(301)	$(269)
Taxable-equivalent adjustment					$106	$105
Memo: Total deposits	$388,550	$404,118	2.06%	1.32%	$3,980	$2,652	$1,328
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
Truist Financial Corporation 55

Provision for Credit Losses

The provision for credit losses was $451 million compared to $538 million for the second quarter of 2023. The net charge-off ratio for the current quarter of 0.58% was up four basis points compared to the prior quarter.

•The decrease in the current quarter provision expense primarily reflects a lower allowance build.
•The net charge-off ratio was up compared to the second quarter of 2023 primarily driven by higher net charge-offs in the CRE, other consumer, indirect auto, and credit card portfolios, partially offset by lower net charge-offs in the commercial and industrial portfolio. Additionally, the second quarter of 2023 included $98 million of charge-offs related to the sale of the student loan portfolio.

The provision for credit losses was $951 million for the six months ended June 30, 2024 compared to $1.0 billion for the six months ended June 30, 2023. The net charge-off ratio for the current period of 0.61% was up 15 basis points compared to the prior period.

•The decrease in the current quarter provision expense primarily reflects a lower allowance build.
•The net charge-off ratio was up compared to the prior period driven by higher charge-offs in the CRE, other consumer, indirect auto, and credit card portfolios. Additionally, the prior period includes the aforementioned sale of the student loan portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Wealth management income	$361	$330	9.4%	$717	$669	7.2%
Investment banking and trading income	286	211	35.5	609	472	29.0
Card and payment related fees	230	236	(2.5)	454	466	(2.6)
Service charges on deposits	232	240	(3.3)	457	490	(6.7)
Mortgage banking income	112	99	13.1	209	241	(13.3)
Lending related fees	89	86	3.5	185	192	(3.6)
Operating lease income	50	64	(21.9)	109	131	(16.8)
Securities gains (losses)	(6,650)	—	NM	(6,650)	—	NM
Other income	78	114	(31.6)	144	140	2.9
Total noninterest income	$(5,212)	$1,380	NM	$(3,766)	$2,801	NM

Noninterest income was down $6.6 billion compared to the second quarter of 2023 primarily due to $6.7 billion of securities losses resulting from the balance sheet repositioning and lower other income, partially offset by higher investment banking and trading income and wealth management income. Excluding securities losses, noninterest income was up $58 million compared to the second quarter of 2023.

•Investment banking and trading income increased due to higher bond origination fees and loan syndications, partially offset by lower trading income.
•Wealth management income increased due to higher assets under management.
•Other income decreased due to lower income from certain equity investments.

Noninterest income was down $6.6 billion for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to $6.7 billion of securities losses resulting from the balance sheet repositioning and lower service charges on deposits and mortgage banking income, partially offset by higher investment banking and trading income and wealth management income. Excluding securities losses, noninterest income was up $83 million, or 3.0%, compared to the prior period.

•Investment banking and trading income increased due to higher bond and equity originations, merger and acquisition fees, and loan syndication fees, partially offset by lower trading income.
•Wealth management income increased due to higher assets under management.
•Mortgage banking income decreased due to a gain on the sale of a servicing portfolio in the prior year.
•Service charges on deposits decreased primarily due to reduced overdraft fees as a result of continued growth of Truist One Banking.

56 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Personnel expense	$1,661	$1,705	(2.6)%	$3,291	$3,373	(2.4)%
Professional fees and outside processing	308	311	(1.0)	586	598	(2.0)
Software expense	218	223	(2.2)	442	423	4.5
Net occupancy expense	160	166	(3.6)	320	335	(4.5)
Amortization of intangibles	89	99	(10.1)	177	199	(11.1)
Equipment expense	89	87	2.3	177	189	(6.3)
Marketing and customer development	63	69	(8.7)	119	137	(13.1)
Operating lease depreciation	34	44	(22.7)	74	90	(17.8)
Regulatory costs	85	73	16.4	237	148	60.1
Restructuring charges	33	48	(31.3)	84	104	(19.2)
Other expense	354	221	60.2	540	465	16.1
Total noninterest expense	$3,094	$3,046	1.6	$6,047	$6,061	(0.2)

Noninterest expense was up $48 million, or 1.6%, compared to the second quarter of 2023 due to a $150 million charitable contribution to the Truist Foundation (other expense) and the FDIC special assessment adjustment in the second quarter of 2024 of $13 million (regulatory costs), partially offset by lower personnel expense. Adjusted noninterest expense, which excludes the charitable contribution, the FDIC special assessment adjustment, restructuring charges, the amortization of intangibles, and a small loss on the early extinguishment of debt in 2023, decreased $86 million, or 3.0%, compared to the earlier quarter.

•Personnel expense decreased due to lower headcount across most lines of business, partially offset by higher incentives and higher medical claims.
•Other expense increased due to the aforementioned charitable contribution, partially offset by lower pension expenses.

Noninterest expense was down $14 million, or 0.2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in personnel expense and pension expense (other expenses), partially offset by a $150 million charitable contribution to the Truist Foundation (other expense) in 2024 and FDIC special assessment adjustments in 2024 of $88 million (regulatory costs). Restructuring charges decreased $20 million; both periods included restructuring charges for severance charges as well as facilities optimization costs. Adjusted noninterest expenses, which exclude the charitable contribution, the amortization of intangibles, the FDIC special assessment adjustment, restructuring charges, and a small loss on the early extinguishment of debt, decreased $206 million, or 3.6%.

•Personnel expense decreased due to lower headcount across most lines of business, partially offset by higher incentives and higher other post-retirement benefit expense (which is almost entirely offset by higher other income).
•Other expense, excluding the aforementioned charitable contribution to the Truist Foundation, decreased primarily due to lower pension expense.

Restructuring Charges

The following table presents a summary of restructuring charges and the related accruals. The 2024 restructuring costs predominately reflect various initiatives, including costs for severance and other benefits and costs related to exiting facilities.

Table 4: Restructuring Accrual Activity
(Dollars in millions)	Accrual at Apr 1, 2024	Expense	Utilized	Accrual at Jun 30, 2024	Accrual at Jan 1, 2024	Expense	Utilized	Accrual at Jun 30, 2024
Severance and personnel-related	$5	$25	$(27)	$3	$8	$55	$(60)	$3
Occupancy and equipment	—	4	(4)	—	—	25	(25)	—
Professional services	—	3	—	3	—	3	—	3
Other	—	1	(1)	—	—	1	(1)	—
Total	$5	$33	$(32)	$6	$8	$84	$(86)	$6

Truist Financial Corporation 57

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

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group, representing substantially all of the Company’s IH segment, which represented a material strategic shift for the Company, and as a result, the Company recast results for all periods presented under the discontinued operations basis of presentation. On May 6, 2024, the Company completed the sale of its remaining equity interests in TIH. TIH was the principal legal entity of the IH segment. As the operations of TIH were included in discontinued operations prior to the sale of TIH, the Company no longer presents the IH segment as one of its reportable segments. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

Table 5: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Consumer and Small Business Banking	$898	$988	(9.1)%	$1,777	$2,016	(11.9)%
Wholesale Banking	954	849	12.4	1,838	1,835	0.2
Other, Treasury & Corporate	(5,758)	(668)	NM	(6,388)	(1,272)	NM
Truist Financial Corporation	$(3,906)	$1,169	NM	$(2,773)	$2,579	NM

Consumer and Small Business Banking

CSBB net income was $898 million for the second quarter of 2024, a decrease of $90 million compared to the second quarter of 2023.

•Segment net interest income was flat primarily driven by higher funding credit on deposits, partially offset by lower average deposit and loan balances.
•The provision for credit losses increased $82 million reflecting an allowance release in the earlier quarter.
•Noninterest income was flat primarily due to decreased service charge fees on deposits and credit card and payment fees, partially offset by increases in other income that were driven by increased loan sales in Service Finance and residential mortgage income.
•Noninterest expense increased $29 million compared to the earlier quarter driven by higher operations support expenses, partially offset by lower salaries expense.

CSBB average loans and leases held for investment decreased $12.3 billion, or 8.9%, for the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the sale of the student loan portfolio at the end of second quarter of 2023 as well as lower loan balances within the prime auto, residential mortgage, small business, unsecured (Lightstream and direct to consumer), and home equity portfolios, partially offset by growth in the outdoor power sports, equipment and home improvement portfolios.

CSBB average total deposits decreased $6.4 billion, or 2.9%, for the second quarter of 2024 compared to the second quarter of 2023, primarily driven by decreases in interest checking, noninterest-bearing deposits, and money market and savings, partially offset by an increase in time deposits.

58 Truist Financial Corporation

Wholesale Banking

WB net income was $954 million for the second quarter of 2024, an increase of $105 million compared to the second quarter of 2023.

•Segment net interest income decreased $77 million primarily due to lower deposit and loan balances combined with higher cost of deposits, partially offset by favorable loan spreads.
•The provision for credit losses decreased $167 million which reflects an allowance build in the earlier quarter, partially offset by higher commercial and industrial loan charge-offs.
•Noninterest income increased $100 million compared to the earlier quarter primarily due to higher income from loan syndications, equity and bond origination fees, and wealth management, partially offset by lower income from strategic investments.
•Noninterest expense increased $51 million compared to the earlier quarter primarily due to higher corporate technology costs, corporate finance support, and operations support expenses as well as the FDIC special assessment, partially offset by lower personnel expense and restructuring charges.

WB average loans held for investment decreased $7.9 billion, or 4.2%, for the second quarter of 2024 compared to the second quarter of 2023, primarily due to decreases in commercial and industrial loans.

WB average total deposits decreased $7.4 billion, or 5.0%, for the second quarter of 2024 compared to the second quarter of 2023, primarily due to declines in average noninterest-bearing deposits, partially offset by increases in interest checking balances.

Other, Treasury & Corporate

OT&C generated a net loss of $5.8 billion in the second quarter of 2024, compared to a net loss of $668 million in the second quarter of 2023.

•Segment net interest income was flat primarily due to funding charges primarily on loans to other segments, lower average long-term debt, and balance sheet repositioning, partially offset by funding credit on deposits to other segments.
•Noninterest income decreased $6.7 billion primarily due to securities losses resulting from the balance sheet repositioning.
•Noninterest expense decreased $32 million compared to the earlier quarter primarily due to credit from other segments for operations support expenses, corporate technology project support, and corporate finance support, partially offset by higher donations and contributions expense due to a charitable contribution to the Truist Foundation.

Six Months of 2024 compared to Six Months of 2023

Consumer and Small Business Banking

CSBB net income was $1.8 billion for the six months ended June 30, 2024, a decrease of $239 million compared to the prior year.

•Segment net interest income decreased $85 million primarily driven by lower loan and deposit balances, partially offset by higher funding credit on deposits.
•The provision for credit losses increased $115 million primarily reflecting higher charge-offs primarily in the other consumer and indirect auto portfolios and a lower reserve release in the current period compared to same period last year.
•Noninterest income decreased $58 million primarily due to decreased service charge fees on deposits and lower residential mortgage banking income in the current period.
•Noninterest expense increased $48 million primarily driven by higher operations support expenses, corporate technology costs and the FDIC special assessment, partially offset by lower salaries expense and pension costs.

CSBB average loans and leases held for investment decreased $12.4 billion, or 9.0%, for the six months ended June 30, 2024 compared to the prior year driven primarily by the sale of the student loan portfolio in the second quarter of 2023 and a decrease in indirect auto loans.

CSBB average total deposits decreased $7.0 billion, or 3.2%, for the six months ended June 30, 2024 compared to the prior year primarily due to decreases in average interest-bearing checking, noninterest-bearing deposits, and money market and savings, partially offset by an increase in time deposits.

Truist Financial Corporation 59

Wholesale Banking

WB net income was $1.8 billion for the six months ended June 30, 2024, flat compared to the prior year.

•Segment net interest income decreased $227 million primarily due to lower deposit and loan balances combined with higher cost of deposits, partially offset by favorable loan spreads.
•The provision for credit losses decreased $204 million, which primarily reflects a larger allowance build in the earlier period, partially offset by higher commercial and industrial loan charge-offs.
•Noninterest income increased $134 million primarily due to increases in investment banking income across all products and income from wealth management, partially offset by lower income from strategic investments.
•Noninterest expense increased $120 million primarily due to the FDIC special assessment, higher corporate technology, operations support, and corporate finance support expenses, partially offset by lower personnel and restructuring expenses.

WB average loans and leases held for investment decreased $6.4 billion, or 3.4%, for the six months ended June 30, 2024 compared to the prior year driven by an increase in the commercial and industrial portfolio.

WB average total deposits decreased $12.3 billion, or 7.9%, for the six months ended June 30, 2024 compared to the prior year primarily due to decreases in average noninterest-bearing deposits and money market and savings, partially offset by an increase in interest-bearing checking balances.

Other, Treasury, and Corporate

OT&C generated a net loss of $6.4 billion for the six months ended June 30, 2024, compared to a net loss of $1.3 billion in the prior year.

•Segment net interest income decreased $259 million due to funding credit on deposits to other segments, partially offset by funding charges primarily on loans to other segments and the balance sheet repositioning.
•Noninterest income decreased $6.6 billion primarily due to securities losses resulting from the balance sheet repositioning.
•Noninterest expense decreased $182 million primarily due to credit from other segments for operations support expenses, corporate technology project support, and corporate finance support, partially offset by higher donations and contributions expense due to a charitable contribution to the Truist Foundation and higher incentive expense.

60 Truist Financial Corporation

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $108.4 billion at June 30, 2024, compared to $121.5 billion at December 31, 2023. U.S. Treasury, GSE, and Agency MBS represented 99.6% and 97.2% of the total securities portfolio as of June 30, 2024 and December 31, 2023, respectively. The overwhelming majority of the portfolio is in agency MBS securities.

•The decrease in 2024 includes sales of $28.1 billion, paydowns and maturities of $9.7 billion as well as a decrease in the fair value of AFS securities, partially offset by $26.0 billion in purchases. The purchases and sales were primarily related to the balance sheet repositioning.
◦Following the sale of TIH, which resulted in after-tax cash proceeds to Truist of approximately $10.1 billion, Truist executed a strategic balance sheet repositioning of a portion of its AFS investment securities portfolio by selling $27.7 billion of lower-yielding investment securities, resulting in an after-tax loss of $5.1 billion in the second quarter of 2024. The investment securities that were sold had a book value of $34.4 billion and a weighted average book yield of 2.80% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve at the time. Including the tax benefit, the repositioning generated $29.3 billion available for reinvestment.
◦Truist invested approximately $18.7 billion of the $39.4 billion available, including the $10.1 billion after-tax proceeds from the sale of TIH, in shorter duration investment securities yielding 5.27%. The remaining $20.7 billion was invested in cash. The blended reinvestment rate on the new investment securities purchased and cash is 5.22% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve at the time.
•As of June 30, 2024, 46% of the investment securities portfolio was classified as held-to-maturity based on amortized cost, excluding portfolio level basis adjustments, compared to 41% at December 31, 2023.
•As of June 30, 2024, approximately 3.3% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 5.7% as of December 31, 2023.
•The effective duration of the AFS securities portfolio was 5.0 years at June 30, 2024 and 6.1 years at December 31, 2023, excluding the impact of swaps, or 4.0 years at June 30, 2024 and December 31, 2023, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.0 years at June 30, 2024 and 7.3 years at December 31, 2023.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Commercial:
Commercial and industrial	$157,043	$158,385	$160,278	$164,022	$166,588
CRE	21,969	22,400	22,755	22,812	22,706
Commercial construction	7,645	7,134	6,515	6,194	5,921
Consumer:
Residential mortgage	54,490	55,070	55,658	56,135	56,320
Home equity	9,805	9,930	10,104	10,243	10,478
Indirect auto	22,016	22,374	23,368	24,872	26,558
Other consumer	28,326	28,285	28,913	28,963	28,189
Student	—	—	—	—	4,766
Credit card	4,905	4,923	4,996	4,875	4,846
Total average loans and leases HFI	$306,199	$308,501	$312,587	$318,116	$326,372

Average loans held for investment decreased $2.3 billion, or 0.7%, compared to the first quarter of 2024.

•Average commercial loans decreased 0.7% due to a decline in the commercial and industrial portfolio.
•Average consumer loans decreased 0.9% due to declines in the residential mortgage and indirect auto portfolios.

At June 30, 2024 and December 31, 2023, 53% of loans and leases HFI were variable rate.

Truist Financial Corporation 61

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
NPAs:
NPLs:
Commercial and industrial	$459	$512	$470	$561	$562
CRE	360	261	284	289	275
Commercial construction	—	23	24	29	16
Residential mortgage	161	151	153	132	221
Home equity	123	130	122	123	129
Indirect auto	244	256	268	266	262
Other consumer	64	61	59	52	46
Total NPLs HFI	1,411	1,394	1,380	1,452	1,511
Loans held for sale	9	22	51	75	13
Total nonperforming loans and leases	1,420	1,416	1,431	1,527	1,524
Foreclosed real estate	5	4	3	3	3
Other foreclosed property	51	56	54	54	56
Total nonperforming assets	$1,476	$1,476	$1,488	$1,584	$1,583
Loans 90 days or more past due and still accruing:
Commercial and industrial	$8	$12	$7	$15	$36
Commercial construction	1	—	1	—	5
Residential mortgage – government guaranteed	375	408	418	456	541
Residential mortgage – nonguaranteed	27	33	21	30	23
Home equity	7	10	11	9	7
Indirect auto	1	1	2	1	—
Other consumer	19	18	21	16	12
Credit card	51	56	53	47	38
Total loans 90 days or more past due and still accruing	$489	$538	$534	$574	$662
Loans 30-89 days past due and still accruing:
Commercial and industrial	$109	$158	$230	$98	$142
CRE	8	21	5	28	38
Commercial construction	—	—	—	1	6
Residential mortgage – government guaranteed	340	286	326	293	267
Residential mortgage – nonguaranteed	392	352	313	270	254
Home equity	58	59	70	61	56
Indirect auto	592	540	669	598	549
Other consumer	214	226	271	219	175
Credit card	78	74	87	68	63
Total loans 30-89 days past due and still accruing	$1,791	$1,716	$1,971	$1,636	$1,550

Nonperforming assets totaled $1.5 billion at June 30, 2024, flat compared to March 31, 2024, as declines in the commercial and industrial and commercial construction portfolios were offset by an increase in the CRE portfolio. Nonperforming loans and leases held for investment were 0.46% of loans and leases held for investment at June 30, 2024, up one basis point compared to March 31, 2024.

Loans 90 days or more past due and still accruing totaled $489 million at June 30, 2024, down two basis points as a percentage of loans and leases compared with the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2024, unchanged from March 31, 2024.

Loans 30-89 days past due and still accruing of $1.8 billion at June 30, 2024 were up $75 million, or three basis points as a percentage of loans and leases, compared to the prior quarter due to increases in the residential mortgage and indirect auto portfolios, partially offset by a decline in the commercial and industrial portfolio.

62 Truist Financial Corporation

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

Table 8: Asset Quality Ratios
	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.59%	0.56%	0.63%	0.52%	0.48%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.16	0.18	0.17	0.18	0.21
NPLs as a percentage of loans and leases HFI	0.46	0.45	0.44	0.46	0.47
NPLs as a percentage of total loans and leases(1)	0.46	0.46	0.46	0.48	0.47
NPAs as a percentage of:
Total assets(1)	0.28	0.28	0.28	0.29	0.29
Loans and leases HFI plus foreclosed property	0.48	0.47	0.46	0.48	0.49
ALLL as a percentage of loans and leases HFI	1.57	1.56	1.54	1.49	1.43
Ratio of ALLL to NPLs	3.4x	3.4x	3.5x	3.2x	3.0x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.04%	0.04%	0.04%	0.04%	0.04%
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

Table 9: Asset Quality Ratios (Continued)
						As of/For the Year-to-Date
	Three Months Ended					Period Ended June 30
	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	2024	2023
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.18%	0.17%	0.23%	0.17%	0.23%	0.17%	0.19%
CRE	1.67	1.73	0.83	1.31	0.62	1.70	0.35
Commercial construction	(0.05)	(0.02)	0.22	(0.03)	(0.02)	(0.04)	(0.03)
Consumer:
Residential mortgage	(0.01)	—	(0.01)	0.05	(0.01)	—	(0.01)
Home equity	(0.03)	(0.08)	(0.12)	(0.10)	(0.12)	(0.06)	(0.14)
Indirect auto	1.94	2.26	2.19	1.75	1.28	2.10	1.38
Other consumer	1.60	1.96	1.74	1.37	1.20	1.78	1.25
Student	—	—	—	—	8.67	—	4.42
Credit card	5.33	5.54	4.38	3.78	3.66	5.44	3.60
Total	0.58	0.64	0.57	0.51	0.54	0.61	0.46

Ratio of ALLL to net charge-offs	2.7x	2.4x	2.7x	2.9x	2.6x	2.6x	3.1x
Ratios are annualized, as applicable.

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2024	2023
Balance, January 1	$1,488	$1,250
New NPAs	1,725	1,563
Advances and principal increases	331	463
Disposals of foreclosed assets(1)	(308)	(300)
Disposals of NPLs(2)	(118)	(80)
Charge-offs and losses	(673)	(414)
Payments	(760)	(628)
Transfers to performing status	(187)	(263)
Other, net	(22)	(8)
Ending balance, June 30	$1,476	$1,583
(1)Includes charge-offs and losses recorded upon sale of $129 million and $84 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes charge-offs and losses recorded upon sale of $0 million and $24 million for the six months ended June 30, 2024 and 2023, respectively.
Truist Financial Corporation 63

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

Truist continuously monitors various segments of its credit portfolios to assess potential concentration risks. Management is actively involved in the credit approval and review process, and risk acceptance criteria are adjusted as needed to reflect the Company’s risk appetite. Consistent with established risk management objectives, the Company utilizes various risk mitigation techniques, including collecting collateral and security interests, obtaining guarantees, and, to a limited extent, through the purchase of credit loss protection via third party insurance or use of credit derivatives such as credit default swaps.

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

64 Truist Financial Corporation

Table 11: Commercial and Industrial Portfolio Industry and Geography
	June 30, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$18,826	12.0%	$29	$15,526	9.7%	$40
Manufacturing	13,996	8.9	79	14,418	9.0	65
Health care and social assistance	12,695	8.1	99	12,997	8.1	46
Retail trade	12,214	7.8	68	12,740	7.9	89
Real estate and rental and leasing	12,124	7.8	7	12,663	7.9	16
Public administration	9,729	6.2	—	9,802	6.1	—
Wholesale trade	7,518	4.8	4	8,263	5.1	3
Information	6,668	4.3	39	8,346	5.2	—
Transportation and warehousing	5,070	3.2	24	5,703	3.5	8
Educational services	4,677	3.0	—	5,151	3.2	31
Professional, scientific, and technical services	4,028	2.6	8	4,445	2.8	26
Utilities	3,588	2.3	9	4,555	2.8	—
Arts, entertainment, and recreation	3,491	2.2	—	3,227	2.0	—
Other services (except public administration)	3,146	2.0	2	3,305	2.1	1
Administrative and support and waste management and remediation services	3,136	2.0	12	3,716	2.3	49
Accommodation and food services	3,109	2.0	13	3,067	1.9	13
Other(1)	12,522	8.1	43	12,159	7.5	41
Subtotal	136,537	87.3	436	140,083	87.1	428
Business owner occupied	19,863	12.7	23	20,705	12.9	42
Total commercial and industrial	$156,400	100.0%	$459	$160,788	100.0%	$470

Geography:
Florida	$18,227	11.7%	$219	$18,947	11.8%	$228
Texas	15,045	9.6	33	15,374	9.6	24
North Carolina	12,325	7.9	16	12,959	8.1	11
Georgia	12,263	7.8	10	12,167	7.6	32
New York	10,597	6.8	4	10,336	6.4	3
Virginia	9,060	5.8	10	9,724	6.0	35
California	8,647	5.5	22	9,115	5.7	1
Pennsylvania	7,224	4.6	7	7,423	4.6	4
Maryland	6,915	4.4	4	6,668	4.1	6
Tennessee	5,621	3.6	61	5,852	3.6	43
Illinois	4,180	2.7	—	3,892	2.4	10
South Carolina	4,114	2.6	40	4,134	2.6	1
New Jersey	3,875	2.5	2	3,754	2.3	36
Ohio	3,153	2.0	—	3,220	2.0	6
Other(2)	35,154	22.5	31	37,223	23.2	30
Total commercial and industrial	$156,400	100.0%	$459	$160,788	100.0%	$470
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $4.4 billion and $5.1 billion at June 30, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist seeks to maintain a high-quality portfolio through disciplined risk management and prudent client selection.

Truist’s CRE and commercial construction portfolios totaled $29.5 billion as of June 30, 2024, which includes 35% related to multifamily residential, 18% related to industrial, 15% related to office, 14% related to retail, and the remainder composed of hotel and other commercial real estate.

Our combined CRE and commercial construction office portfolio is primarily composed of multi-tenant, non-gateway properties located within Truist Bank’s footprint. As of June 30, 2024, approximately 98% of these properties are multi-tenant. Additionally, as of June 30, 2024, 17% and 30% of these exposures are scheduled to mature in 2024 and 2025, respectively, with the remainder scheduled to mature in 2026 and beyond.
Truist Financial Corporation 65

Table 12: CRE Portfolio Property Type and Geography
	June 30, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$5,712	26.3%	$1	$5,731	25.4%	$3
Industrial	4,291	19.7	3	4,054	18.0	3
Office	3,909	18.0	305	4,286	19.0	264
Retail	3,862	17.8	43	4,172	18.5	9
Hotel	2,275	10.5	—	2,445	10.8	—
Other(1)	1,681	7.7	8	1,882	8.3	5
Total CRE	$21,730	100.0%	$360	$22,570	100.0%	$284

Geography:
North Carolina	$2,443	11.2%	$4	$2,726	12.1%	$1
Florida	2,401	11.0	4	2,481	11.0	5
Georgia	2,281	10.5	53	2,532	11.2	120
California	1,778	8.2	112	1,709	7.6	81
Texas	1,775	8.2	—	1,611	7.1	—
New York	1,532	7.1	2	1,574	7.0	3
Pennsylvania	1,302	6.0	—	1,403	6.2	—
Virginia	1,184	5.4	3	1,276	5.7	—
District of Columbia	859	4.0	—	1,043	4.6	—
Maryland	815	3.8	23	956	4.2	16
Tennessee	815	3.8	1	810	3.6	1
Other(2)	4,545	20.8	158	4,449	19.7	57
Total CRE	$21,730	100.0%	$360	$22,570	100.0%	$284
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $63 million and $73 million at June 30, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Table 13: Commercial Construction Portfolio Property Type and Geography
	June 30, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$4,740	60.9%	$—	$3,868	57.9%	$23
Industrial	1,085	13.9	—	877	13.1	—
Single Family - CP	806	10.4	—	819	12.3	—
Office	612	7.9	—	634	9.5	1
Single Family - AD and CL	163	2.1	—	196	2.9	—
Other(1)	381	4.8	—	289	4.3	—
Total commercial construction	$7,787	100.0%	$—	$6,683	100.0%	$24

Geography:
Georgia	$1,222	15.7	$—	$1,059	15.8	$—
Texas	1,057	13.6	—	956	14.3	23
Florida	1,017	13.1	—	741	11.1	—
North Carolina	888	11.4	—	777	11.6	—
California	561	7.2	—	512	7.7	—
Other(2)	3,042	39.0	—	2,638	39.5	1
Total commercial construction	$7,787	100.0%	$—	$6,683	100.0%	$24
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $36 million and $16 million at June 30, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

See additional information on the commercial portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
66 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 14: Activity in ACL
	Three Months Ended					Six Months Ended June 30,
(Dollars in millions)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	2024	2023
Balance, beginning of period(1)	$5,100	$5,093	$4,970	$4,879	$4,761	$5,093	$4,649
Provision for credit losses	451	500	572	497	558	951	1,040
Charge-offs:
Commercial and industrial	(83)	(97)	(110)	(98)	(107)	(180)	(182)
CRE	(97)	(103)	(48)	(77)	(35)	(200)	(41)
Commercial construction	—	—	(5)	—	—	—	—
Residential mortgage	(1)	(1)	—	(8)	(1)	(2)	(2)
Home equity	(3)	(3)	(2)	(4)	(2)	(6)	(4)
Indirect auto	(136)	(154)	(154)	(135)	(115)	(290)	(242)
Other consumer	(141)	(165)	(148)	(120)	(104)	(306)	(209)
Student	—	—	—	—	(103)	—	(108)
Credit card	(74)	(77)	(64)	(55)	(53)	(151)	(104)
Total charge-offs	(535)	(600)	(531)	(497)	(520)	(1,135)	(892)
Recoveries:
Commercial and industrial	14	32	16	28	13	46	26
CRE	5	7	—	2	—	12	1
Commercial construction	1	—	2	—	—	1	1
Residential mortgage	2	1	1	1	2	3	4
Home equity	4	5	5	7	5	9	11
Indirect auto	30	28	25	25	31	58	57
Other consumer	28	28	21	20	20	56	37
Credit card	9	9	8	9	9	18	18
Total recoveries	93	110	78	92	80	203	155
Net charge-offs	(442)	(490)	(453)	(405)	(440)	(932)	(737)
Other(2)	1	(3)	4	(1)	—	(2)	(73)
Balance, end of period	$5,110	$5,100	$5,093	$4,970	$4,879	$5,110	$4,879
ACL:(1)
ALLL	$4,808	$4,803	$4,798	$4,693	$4,606
RUFC	302	297	295	277	273
Total ACL	$5,110	$5,100	$5,093	$4,970	$4,879
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

The allowance for credit losses was $5.1 billion as of June 30, 2024 and includes $4.8 billion for the allowance for loan and lease losses and $302 million for the reserve for unfunded commitments. The ALLL ratio was 1.57% as of June 30, 2024, up one basis point compared with March 31, 2024. The ALLL covered nonperforming loans and leases held for investment 3.4X, flat compared to March 31, 2024. At June 30, 2024, the ALLL was 2.7X annualized net charge-offs, compared to 2.4X at March 31, 2024.

Truist Financial Corporation 67

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 15: Allocation of ALLL by Category
	June 30, 2024			December 31, 2023
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,338	27.8%	51.2%	$1,404	29.4%	51.6%
CRE	661	13.7	7.1	616	12.8	7.2
Commercial construction	206	4.3	2.5	174	3.6	2.1
Residential mortgage	205	4.3	17.8	298	6.2	17.8
Home equity	88	1.8	3.2	89	1.9	3.2
Indirect auto	945	19.7	7.2	942	19.6	7.3
Other consumer	958	19.9	9.4	890	18.5	9.2
Credit card	407	8.5	1.6	385	8.0	1.6
Total ALLL	4,808	100.0%	100.0%	4,798	100.0%	100.0%
RUFC	302			295
Total ACL	$5,110			$5,093

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of June 30, 2024, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 16: Other Assets as of Period End
(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Tax credit and other private equity investments	$8,550	$7,898
Bank-owned life insurance	7,759	7,716
Prepaid pension assets	6,658	6,563
Accrued income	2,113	2,085
DTAs, net	1,939	3,037
Leased assets and related assets	1,523	1,647
Derivative assets	1,095	951
Accounts receivable	1,046	997
Prepaid expenses	1,037	1,083
ROU assets	962	1,057
FHLB stock	946	1,198
Other	1,153	765
Total other assets	$34,781	$34,997

68 Truist Financial Corporation

Funding Activities

Deposits

The following table presents average deposits:

Table 17: Average Deposits
	Three Months Ended
(Dollars in millions)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Noninterest-bearing deposits	$107,634	$108,888	$114,555	$118,905	$123,728
Interest checking	103,894	103,537	101,722	101,252	102,105
Money market and savings	135,264	134,696	137,464	139,961	138,149
Time deposits	41,250	41,937	41,592	40,920	35,844
Total average deposits	$388,042	$389,058	$395,333	$401,038	$399,826

Average deposits for the second quarter of 2024 were $388.0 billion, a decrease of $1.0 billion, or 0.3%, compared to the first quarter of 2024.

Average noninterest-bearing deposits decreased 1.2% compared to the first quarter of 2024 and represented 27.7% of total deposits for the second quarter of 2024 compared to 28.0% for the first quarter of 2024. Average time deposits decreased 1.6%. Average money market and savings accounts and interest checking increased 0.4% and 0.3%, respectively.

Borrowings

At June 30, 2024, short-term borrowings totaled $22.8 billion, a decrease of $2.0 billion compared to December 31, 2023. Average short-term borrowings were $26.1 billion, or 5.8% of total funding, for the six months ended June 30, 2024, as compared to $24.0 billion, or 4.9%, for the prior year.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by Truist and Truist Bank. Long-term debt totaled $34.6 billion at June 30, 2024, a decrease of $4.3 billion compared to December 31, 2023. During the six months ended June 30, 2024, the Company had:

•Net redemptions of $4.2 billion of floating rate FHLB advances.
•Maturities and redemptions of $3.5 billion of senior notes.
•Issuances of $3.5 billion fixed-to-floating rate senior notes with interest rates between 5.44% and 5.71% due from January 24, 2030 to January 24, 2035.

In August 2024, Truist issued $1.0 billion fixed-to-floating rate senior notes with an interest rate of 5.15% due August 5, 2032.

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 18: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2024	Dec 31, 2023
Common equity per common share	$42.71	$39.31
Non-GAAP capital measure:(1)
Tangible common equity per common share	$28.91	$21.83
Calculation of tangible common equity:(1)
Total shareholders’ equity	$63,827	$59,253
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	—	152
Goodwill and intangible assets, net of deferred taxes	18,471	23,306
Tangible common equity	$38,683	$29,122

Common shares outstanding at end of period	1,338,223	1,333,743
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Truist Financial Corporation 69

Total shareholders’ equity was $63.8 billion at June 30, 2024, an increase of $4.6 billion from December 31, 2023. This increase was driven by $4.0 billion in OCI and net income of $2.1 billion, partially offset by $1.6 billion in common and preferred dividends. Truist’s book value per common share at June 30, 2024 was $42.71, compared to $39.31 at December 31, 2023. Truist’s TBVPS was $28.91 at June 30, 2024, compared to $21.83 at December 31, 2023 with the increase driven by the sale of TIH.

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

Truist’s compensation plans are designed to consider teammates’ adherence to and successful implementation of Truist’s risk values and associated policies and procedures. The Company’s compensation structure is designed to support its core values and sound risk management practices in an effort to promote judicious risk-taking behavior.

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

70 Truist Financial Corporation

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

NII at risk measures the change in NII under alternate interest rate scenarios relative to Truist’s baseline scenario, which incorporates Truist’s current balance sheet and off-balance sheet hedges as well as expectations for new business over the forecast horizon. Truist’s baseline scenario relies on assumptions including expectations of the economy and interest rates – which are influenced by market conditions, new business volume, pricing, and customer behavior. In measuring NII at risk, Truist assumes that changes in key factors, such as prepayments and deposit pricing (betas), largely move in line with those it has experienced in prior rate cycles. However, future behavior of key factors may vary from those used in this measurement. NII at risk measurement assumes, when applicable, that U.S. interest rates floor at zero and Truist does not take any balance sheet or hedging actions in response to the rate scenarios.

Truist evaluates a wide range of alternate scenarios including instantaneous and gradual as well as parallel and non-parallel changes in interest rates. The table below presents the estimated change to NII over the following 12 months for select parallel alternate scenarios, expressed as a percentage change relative to baseline NII.

Table 19: Interest Sensitivity Simulation Analysis
	Jun 30, 2024	Dec 31, 2023
Up 200bps gradual change in interest rates	(2.22)%	(1.46)%
Up 50bps instantaneous change in interest rates	(0.67)	(0.36)
Down 50bps instantaneous change in interest rates	0.22	(0.10)
Down 200bps gradual change in interest rates	0.70	(0.30)

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

The identification and testing of key assumptions are influenced by market conditions and management views of key risks. The results of key assumption sensitivity tests are reported to ALCO and BRC at least quarterly. The inventory of key assumptions and their associated sensitivity tests are reviewed with ALCO and BRC at least annually.

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

Securitizations

As of June 30, 2024, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $96 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including, but not limited to, deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of June 30, 2024.

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

72 Truist Financial Corporation

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and six months ended June 30, 2024 and 2023.

Table 20: VaR-based Measures
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$25	$7	$24	$9	$27	$12	$24	$9
Average	20	6	18	7	21	8	17	6
Minimum	14	5	14	5	14	5	10	4
Period-end	23	7	17	7	23	7	17	7
VaR by Risk Class:
Interest Rate Risk		7		4		7		4
Credit Spread Risk		10		6		10		6
Equity Price Risk		3		4		3		4
Foreign Exchange Risk		—		1		—		1
Portfolio Diversification		(13)		(8)		(13)		(8)
Period-end		7		7		7		7

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

Table 21: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Maximum	$209	$96	$209	$96
Average	148	54	131	49
Minimum	82	25	69	25
Period-end	154	96	154	96

Compared to the same period of prior year, Stressed VaR measures were higher, primarily due to higher market making inventory.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended June 30, 2024. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

Liquidity

Liquidity represents the continuing ability to meet funding needs, including deposit withdrawals, repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents, and highly liquid unencumbered securities, other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity, growing core deposits, loan repayment, and the ability to securitize or package loans for sale.

Truist monitors the ability to meet client demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist’s funding mix based on client core funding, client rate-sensitive funding, and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs for up to one-year of stressed cash outflows for Truist and Truist Bank. To promote a strong liquidity position and compliance with regulatory requirements, management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities to meet projected 30 days of stressed cash outflows.

74 Truist Financial Corporation

Internal Liquidity Stress Testing

Liquidity stress testing is conducted for Truist and Truist Bank using a variety of institution-specific and market-wide adverse scenarios. Each liquidity stress test scenario applies defined assumptions to execute sources and uses of liquidity over varying planning horizons. The types of expected liquidity uses during a stressed event may include, but are not limited to, deposit attrition, contractual maturities, reductions in unsecured and secured funding, and increased draws on unfunded commitments. To mitigate liquidity outflows, Truist has identified sources of liquidity; however, access to these sources of liquidity could be affected within a stressed environment.

Truist maintains a liquidity buffer of cash on hand and highly liquid unencumbered securities that is sufficient to meet the projected 30-day net stressed cash-flow needs and maintain compliance with regulatory requirements. The liquidity buffer consists of unencumbered highly liquid assets and Truist’s liquidity buffer is substantially the same in composition to what qualifies as HQLA under the LCR Rule.

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

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $81.0 billion and Truist’s average LCR was 110% for the three months ended June 30, 2024.

The NSFR rule requires that Truist and Truist Bank maintain a minimum amount of stable, long-term funding in relation to its asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At June 30, 2024, Truist was compliant with this requirement.

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

Table 22: Selected Liquidity Sources
(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Unused borrowing capacity:
FRB	$63,142	$55,252
FHLB	32,892	24,712
Available investment securities (after haircuts)	64,610	74,717
Available secured borrowing capacity	160,644	154,681
Eligible cash at the FRB	35,548	25,085
Total	$196,192	$179,766

At June 30, 2024, Truist Bank’s available secured borrowing capacity represented approximately 4.8 times the amount of wholesale funding maturities in one-year or less.

Truist Financial Corporation 75

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities, without the benefit of any new cash inflows from subsidiary dividends to the Parent or capital market activity. Truist maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2024 and December 31, 2023, the Parent Company had 54 months and 48 months, respectively, of cash on hand to satisfy projected cash outflows, and 32 months and 30 months, respectively, when including the payment of common stock dividends.

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
(1)Reflects a SCB requirement of 2.9% applicable to Truist as of June 30, 2024. Truist’s SCB requirement, received in the 2023 CCAR process, is effective from October 1, 2023 to September 30, 2024. Under the 2024 CCAR process, Truist was notified its preliminary SCB requirement would be 2.8% from October 1, 2024 through September 30, 2025.

Truist completed the 2024 CCAR process and received a preliminary SCB requirement of 2.8% for the period October 1, 2024 to September 30, 2025, down 10 basis points from the SCB requirement for the period October 1, 2023 to September 30, 2024. The FRB will provide Truist with its final SCB requirement by August 31, 2024.

The FRB’s capital plan rule provides that a BHC must update and resubmit its capital plan if the BHC determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted the capital plan. Truist determined that the sale of our remaining equity interests in TIH constitutes such a material change and, therefore, addressed the material change in our capital plan submitted in April 2024. The capital plan rule further provides that, upon the occurrence of an event requiring resubmission, a BHC may not make any capital distribution unless it has received prior approval of the FRB pending the FRB's consideration of the capital plan resubmission and stress capital buffer requirement. In July 2024, the FRB notified Truist that Truist is no longer required to receive the FRB’s prior approval to make capital distributions in connection with the April 2024 capital plan submission.

Truist’s capital ratios are presented in the following table:

Table 24: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Jun 30, 2024	Dec 31, 2023
Risk-based:	(preliminary)
CET1	11.6%	10.1%
Tier 1 capital	13.2	11.6
Total capital	15.4	13.7
Leverage ratio	10.5	9.3
Supplementary leverage ratio	8.9	7.9
Risk-weighted assets	$412,406	$423,705

Capital ratios significantly strengthened compared to the regulatory requirements for well capitalized banks. Truist’s CET1 ratio was 11.6% as of June 30, 2024, up 150 basis points compared to March 31, 2024 due to the sale of TIH and organic capital generation, partially offset by the balance sheet repositioning. Truist did not repurchase any shares in the second quarter of 2024. Truist's board of directors has authorized a $5 billion share repurchase program beginning in the third quarter of 2024 through 2026 as part of the Company's overall capital distribution strategy. Truist declared common dividends of $0.52 per share during the second quarter of 2024 and maintained its current quarterly common stock dividend in the third quarter of 2024.

Truist’s average consolidated LCR was 110% for the three months ended June 30, 2024, compared to the regulatory minimum of 100%.

Truist Financial Corporation 77

Share Repurchase Activity

Table 25: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)
April 1, 2024 to April 30, 2024	—	$—	—	$—
May 1, 2024 to May 31, 2024	—	—	—	—
June 1, 2024 to June 30, 2024	—	$—	—	$5,000
Total	—	$—	—
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)In June 2024, Truist announced that the Board of Directors had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. The share-repurchase program enables Truist to acquire shares through open-market purchases or privately negotiated transactions, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the share-repurchase program will be subject to various factors, including Truist's capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist's financial and operational performance, alternative uses of capital, the trading price of Truist's common stock, and general market conditions. The share-repurchase program does not obligate Truist to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.

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

Goodwill and Other Intangible Assets

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. Further, TIH was the principal legal entity of the IH segment. As the operations of TIH were included in discontinued operations prior to the sale of TIH, the Company no longer presents the IH segment as one of its reportable segments. Following these realignments, the Company’s three reporting units with goodwill balances were CSBB, WB, and Wealth. Also in conjunction with these realignments, goodwill of $1.7 billion was realigned to WB from CSBB based on the relative fair value of CSBB and Wealth, and goodwill of $220 million was realigned to CSBB from WB based on the relative fair value of WB and the realigned small business banking client segmentation. In addition, the Company completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the reassignments and determined that no impairment existed.

78 Truist Financial Corporation

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

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The valuation of the WB reporting unit as of January 1, 2024 indicated that if the discount rate were increased less than 50 basis points, the reporting unit’s fair value would be less than its carrying value, resulting in a goodwill impairment. Ultimately, future potential changes in management’s assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, change in the underlying makeup of the reporting unit, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

The Company monitored events and circumstances during the period from January 1, 2024 to June 30, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its January 1, 2024 quantitative valuations associated with the realignments of goodwill, and the sensitivity of the January 1, 2024 quantitative results to changes in assumptions as of June 30, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2024.

Pension and Postretirement Benefit Obligations

Following the sale of TIH, Truist retained the postretirement benefit obligation for TIH employees and changed the status of TIH employees by eliminating their eligibility to earn future service credits. Changes in pension plan obligations associated with the disposal of operating segments such as TIH require the remeasurement of postretirement benefit obligations prior to the disposal, updates to pension plan assumptions inherent in valuations, and identification and recognition of valuation changes specific to the sale, including the establishment of a new periodic service cost using assumptions as of the remeasurement date. The remeasurement process of impacted pension plans included a reduction in pension benefit obligations of $783 million, primarily driven by an increase in the weighted average assumed discount rate from 5.12% to 5.78%, and a decrease in the value of plan assets by $508 million, primarily driven by market prices. The impact of the sale on Truist pension plans resulted in a reduction of pension benefit obligations by $97 million which was recorded as a reduction of AOCI.

Refer to “Note 15. Benefit Plans” in Form 10-K for the year ended December 31, 2023 and “Note 13. Benefit Plans” for disclosures related to the benefit plans.

Truist Financial Corporation 79

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Truist Financial Corporation 81

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Amendment No. 1 to Equity Interest Purchase Agreement, dated as of May 6, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed May 10, 2024.
10.1*	Form of Performance Unit Award Agreement (Senior Executive) for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
* Management compensatory plan or arrangement.
82 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	August 8, 2024	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2024	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 83