Form 10-Q
period 2024-09-30
TRUIST FINANCIAL CORP
filed 2024-11-01
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024
Commission File Number: 1-10853

TRUIST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________

North Carolina		56-0939887
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

214 North Tryon Street
Charlotte,	North Carolina	28202
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:		(844)	487-8478
_________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $5 par value	TFC	New York Stock Exchange
Depositary Shares each representing 1/4,000th interest in a share of Series I Perpetual Preferred Stock	TFC.PI	New York Stock Exchange
5.853% Fixed-to-Floating Rate Normal Preferred Purchase Securities each representing 1/100th interest in a share of Series J Perpetual Preferred Stock	TFC.PJ	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series O Non-Cumulative Perpetual Preferred Stock	TFC.PO	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series R Non-Cumulative Perpetual Preferred Stock	TFC.PR	New York Stock Exchange

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

At September 30, 2024, 1,327,520,624 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AD and CL	Acquisition and development and commercial land
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BHC	Bank holding company
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
C&CB	Corporate and Commercial Banking, an operating segment prior to the Company’s realignment as of January 1, 2024
CB&W	Consumer Banking and Wealth, an operating segment prior to the Company’s realignment as of January 1, 2024
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CFTC	Commodity Futures Trading Commission
CIO	Chief Information Officer of Truist Financial Corporation
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CP	Construction and permanent
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment after the Company’s realignment as of January 1, 2024
DIF	Deposit Insurance Fund administered by the FDIC
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic value of equity
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IH	Insurance Holdings, a discontinued operating segment following the announcement of the sale of TIH
IPV	Independent price verification
IRR	Interest rate risk
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, U.S. Treasury, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing rights
NA	Not applicable
NII	Net interest income
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
Truist Financial Corporation 1

Term	Definition
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share
TE	Taxable-equivalent
TIH	Truist Insurance Holdings, LLC, an entity sold on May 6, 2024
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. DOJ	United States Department of Justice
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment after the Company’s realignment as of January 1, 2024
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
•the outcomes of judicial, regulatory, and administrative inquiries, examinations, investigations, proceedings, disputes, or rulings to which we are or may be subject (either directly or indirectly through our ownership interests in joint ventures or other legal entities) and our ability to absorb and address any damages or other remedies that are sought or awarded and any collateral consequences;
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
•our ability to execute on strategic and operational plans, including accelerating growth, improving profitability, and returning capital to shareholders;
•changes in our corporate and business strategies, the composition of our assets, or the way in which we fund those assets;
•our ability to successfully make and integrate acquisitions and to effect divestitures, including the ability to perform our obligations under the transition services arrangements supporting TIH in a cost-effective and efficient manner;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Sep 30, 2024	Dec 31, 2023
Assets
Cash and due from banks	$5,229	$5,000
Interest-bearing deposits with banks	34,411	25,230
Securities borrowed or purchased under agreements to resell	2,973	2,378
Trading assets at fair value	5,209	4,332
AFS securities at fair value	64,111	67,366
HTM securities (fair value of $43,229 and $44,630, respectively)	51,495	54,107
LHFS (including $1,028 and $852 at fair value, respectively)	1,278	1,280
Loans and leases (including $13 and $15 at fair value, respectively)	303,084	312,061
ALLL	(4,842)	(4,798)
Loans and leases, net of ALLL	298,242	307,263
Premises and equipment	3,251	3,298
Goodwill	17,125	17,156
CDI and other intangible assets	1,635	1,909
Loan servicing rights at fair value	3,499	3,378
Other assets (including $1,624 and $1,311 at fair value, respectively)	34,976	34,997
Assets of discontinued operations	—	7,655
Total assets	$523,434	$535,349
Liabilities
Noninterest-bearing deposits	$105,984	$111,624
Interest-bearing deposits (including $99 and $— at fair value, respectively)	281,794	284,241
Short-term borrowings (including $2,545 and $1,625 at fair value, respectively)	20,859	24,828
Long-term debt	36,770	38,918
Other liabilities (including $1,912 and $2,597 at fair value, respectively)	12,331	12,946
Liabilities of discontinued operations	—	3,539
Total liabilities	457,738	476,096
Shareholders’ Equity
Preferred stock	6,673	6,673
Common stock, $5 par value	6,638	6,669
Additional paid-in capital	36,020	36,177
Retained earnings	23,248	22,088
AOCI, net of deferred income taxes	(6,883)	(12,506)
Noncontrolling interests	—	152
Total shareholders’ equity	65,696	59,253
Total liabilities and shareholders’ equity	$523,434	$535,349
Common shares outstanding	1,327,521	1,333,743
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	223	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans and leases	$4,852	$4,976	$14,596	$14,547
Interest on securities	869	763	2,512	2,264
Interest on other earning assets	631	488	1,779	1,375
Total interest income	6,352	6,227	18,887	18,186
Interest Expense
Interest on deposits	2,014	1,858	5,994	4,510
Interest on long-term debt	454	491	1,382	1,739
Interest on other borrowings	282	343	1,010	932
Total interest expense	2,750	2,692	8,386	7,181
Net Interest Income	3,602	3,535	10,501	11,005
Provision for credit losses	448	497	1,399	1,537
Net Interest Income After Provision for Credit Losses	3,154	3,038	9,102	9,468
Noninterest Income
Wealth management income	350	343	1,067	1,012
Investment banking and trading income	332	185	941	657
Card and payment related fees	222	238	676	704
Service charges on deposits	221	154	678	644
Mortgage banking income	106	102	315	343
Lending related fees	88	102	273	294
Operating lease income	49	63	158	194
Securities gains (losses)	—	—	(6,650)	—
Other income	115	147	259	287
Total noninterest income	1,483	1,334	(2,283)	4,135
Noninterest Expense
Personnel expense	1,628	1,669	4,919	5,042
Professional fees and outside processing	336	289	922	887
Software expense	222	222	664	645
Net occupancy expense	157	164	477	499
Amortization of intangibles	84	98	261	297
Equipment expense	84	89	261	278
Marketing and customer development	75	70	194	207
Operating lease depreciation	34	43	108	133
Regulatory costs	51	77	288	225
Restructuring charges	25	61	109	165
Other expense	231	278	771	743
Total noninterest expense	2,927	3,060	8,974	9,121
Earnings
Income (loss) before income taxes	1,710	1,312	(2,155)	4,482
Provision (benefit) for income taxes	271	203	(821)	794
Net income (loss) from continuing operations	1,439	1,109	(1,334)	3,688
Net income from discontinued operations	3	74	4,898	355
Net income	1,442	1,183	3,564	4,043
Noncontrolling interests from discontinued operations	—	6	22	44
Preferred stock dividends and other	106	106	289	284
Net income available to common shareholders	$1,336	$1,071	$3,253	$3,715
Basic earnings from continuing operations	$1.00	$0.75	$(1.21)	$2.56
Basic EPS	1.00	0.80	2.44	2.79
Diluted earnings from continuing operations	0.99	0.75	(1.21)	2.54
Diluted EPS	0.99	0.80	2.44	2.77
Basic weighted average shares outstanding	1,334,212	1,333,522	1,335,812	1,331,377
Diluted weighted average shares outstanding	1,349,129	1,340,574	1,335,812	1,339,041

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,442	$1,183	$3,564	$4,043
OCI, net of tax:
Net change in net pension and postretirement costs	(14)	23	21	17
Net change in cash flow hedges	508	(255)	280	(447)
Net change in AFS securities	1,067	(2,015)	5,155	(1,712)
Net change in HTM securities	59	63	167	183
Other, net	1	(1)	—	1
Total OCI, net of tax	1,621	(2,185)	5,623	(1,958)
Total comprehensive income (loss)	$3,063	$(1,002)	$9,187	$2,085
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(4)	$—	$7	$—
Net change in cash flow hedges	157	(79)	87	(138)
Net change in AFS securities	330	(618)	1,592	(543)
Net change in HTM securities	18	19	51	51
Total income taxes related to OCI	$501	$(678)	$1,737	$(630)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, July 1, 2023	1,331,976	$6,673	$6,660	$35,990	$27,577	$(13,374)	$155	$63,681
Net income	—	—	—	—	1,177	—	6	1,183
OCI	—	—	—	—	—	(2,185)	—	(2,185)
Issued in connection with equity awards, net	1,692	—	8	43	(4)	—	—	47
Cash dividends declared on common stock	—	—	—	—	(693)	—	—	(693)
Cash dividends declared on preferred stock	—	—	—	—	(106)	—	—	(106)
Equity-based compensation expense	—	—	—	78	—	—	—	78
Other, net	—	—	—	3	(7)	—	6	2
Balance, September 30, 2023	1,333,668	$6,673	$6,668	$36,114	$27,944	$(15,559)	$167	$62,007
Balance, July 1, 2024	1,338,223	$6,673	$6,691	$36,364	$22,603	$(8,504)	$—	$63,827
Net income	—	—	—	—	1,442	—	—	1,442
OCI	—	—	—	—	—	1,621	—	1,621
Issued in connection with equity awards, net	983	—	5	29	(3)	—	—	31
Repurchase of common stock, including excise tax	(11,685)	—	(58)	(445)	—	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(695)	—	—	(695)
Cash dividends declared on preferred stock	—	—	—	—	(106)	—	—	(106)
Equity-based compensation expense	—	—	—	71	—	—	—	71
Sale of remaining stake in TIH	—	—	—	—	—	—	7	7
Other, net	—	—	—	1	7	—	(7)	1
Balance, September 30, 2024	1,327,521	$6,673	$6,638	$36,020	$23,248	$(6,883)	$—	$65,696
Balance, January 1, 2023	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537
Net income	—	—	—	—	3,999	—	44	4,043
OCI	—	—	—	—	—	(1,958)	—	(1,958)
Received in connection with TIH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	6,839	—	34	(1)	(7)	—	—	26
Cash dividends declared on common stock	—	—	—	—	(2,077)	—	—	(2,077)
Cash dividends declared on preferred stock	—	—	—	—	(284)	—	—	(284)
Equity-based compensation expense	—	—	—	251	—	—	—	251
Other, net	—	—	—	3	49	—	4	56
Balance, September 30, 2023	1,333,668	$6,673	$6,668	$36,114	$27,944	$(15,559)	$167	$62,007
Balance, January 1, 2024	1,333,743	$6,673	$6,669	$36,177	$22,088	$(12,506)	$152	$59,253
Net income	—	—	—	—	3,542	—	22	3,564
OCI	—	—	—	—	—	5,623	—	5,623
Issued in connection with equity awards, net	5,463	—	27	(26)	(8)	—	—	(7)
Repurchase of common stock, including excise tax	(11,685)	—	(58)	(445)	—	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(2,085)	—	—	(2,085)
Cash dividends declared on preferred stock	—	—	—	—	(289)	—	—	(289)
Equity-based compensation expense	—	—	—	237	—	—	—	237
Sale of remaining stake in TIH	—	—	—	—	—	—	(190)	(190)
Other, net	—	—	—	77	—	—	16	93
Balance, September 30, 2024	1,327,521	$6,673	$6,638	$36,020	$23,248	$(6,883)	$—	$65,696

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$3,564	$4,043
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,399	1,537
Depreciation	460	522
Amortization of intangibles	282	397
Securities (gains) losses	6,650	—
Gain on sale of TIH, net of tax	(4,830)	—
Net change in operating assets and liabilities:
LHFS	(176)	(204)
Pension asset	(144)	(1,425)
Derivative assets and liabilities	(1,463)	852
Trading assets	(877)	521
Other assets and other liabilities	(4,110)	75
Other, net	634	(63)
Net cash from operating activities	1,389	6,255
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	27,611	15
Proceeds from maturities, calls and paydowns of AFS securities	11,131	6,340
Purchases of AFS securities	(35,323)	(2,261)
Proceeds from maturities, calls and paydowns of HTM securities	2,844	3,023
Originations and purchases of loans and leases, net of sales and principal collected	7,829	9,332
Net cash received (paid) for FHLB stock	418	(5)
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(595)	1,163
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	12,164	(15)
Other, net	479	273
Net cash from investing activities	26,558	17,865
Cash Flows From Financing Activities:
Net change in deposits	(9,629)	(13,471)
Net change in short-term borrowings	(3,973)	47
Proceeds from issuance of long-term debt	14,375	48,172
Repayment of long-term debt	(16,748)	(49,609)
Repurchase of common stock	(500)	—
Cash dividends paid on common stock	(2,085)	(2,077)
Cash dividends paid on preferred stock	(289)	(284)
Net cash received (paid) for hedge unwinds	(80)	(424)
Net cash from TIH minority stake sale	—	1,922
Other, net	(22)	15
Net cash from financing activities	(18,951)	(15,709)
Net Change in Cash and Cash Equivalents	8,996	8,411
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	30,644	21,421
Cash and Cash Equivalents of Continuing and Discontinued Operations, September 30	$39,640	$29,832
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$8,664	$6,430
Income taxes	762	785
(1)Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Consolidated Statements of Cash Flows. The cash balances of these operations were reported as assets of discontinued operations on the Consolidated Balance Sheets prior to the sale of TIH. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

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

In the third quarter of 2024, the Company’s corporate expense allocation methodology was enhanced to allocate certain overhead or functional expenses based on actual OT&C noninterest expense performance. Prior period results have been revised for the CSBB, WB, and OT&C segments to conform to the current allocation methodology.

Truist Financial Corporation 9

As a result of the methodology change, CSBB noninterest expense increased $43 million and $195 million, for the three and nine months ended September 30, 2023, respectively, with an off-setting decrease in OT&C noninterest expense. For the same reason, WB noninterest expense increased $76 million and $234 million for the three and nine months ended September 30, 2023, respectively, with an off-setting decrease in OT&C noninterest expense.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Improvements to Reportable Segment Disclosures December 31, 2024	Improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	Truist is actively engaged in establishing enhanced disclosures of significant segment expenses consistent with the requirements of this standard. This standard relates to footnote disclosures only.
Improvements to Income Tax Disclosures December 31, 2025
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

10 Truist Financial Corporation

NOTE 2. Discontinued Operations

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group led by Stone Point Capital LLC and Clayton, Dubilier & Rice for a purchase price that implied an enterprise value for TIH of $15.5 billion. The divestiture of TIH represented a strategic shift that had a major effect on our operations and financial results. The Company reclassified all of the assets and liabilities of TIH to discontinued operations in connection with the announcement of the disposition of the business. As such, financial information attributed to TIH has been recast to reflect discontinued operations for the periods presented herein. The following footnotes reflect impacts of discontinued operations: “Note 1. Basis of Presentation,” “Note 2. Discontinued Operations,” “Note 6. Goodwill and Other Intangible Assets,” “Note 8. Other Assets and Liabilities,” “Note 12. Income Taxes,” “Note 13. Benefit Plans,” “Note 17. Computation of EPS,” and “Note 18. Operating Segments.”

The following is a summary of the assets and liabilities of discontinued operations:

(Dollars in millions)	Dec 31, 2023
Assets of discontinued operations:
Cash and due from banks	$72
Interest-bearing deposits with banks	342
Premises and equipment	72
Goodwill	3,745
CDI and other intangible assets	1,251
Other assets	2,173
Total assets of discontinued operations	$7,655
Liabilities of discontinued operations:
Other liabilities	$3,539
Total liabilities of discontinued operations	$3,539

The following presents operating results of TIH classified as discontinued operations:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Interest on other earning assets	$—	$26	$31	$47
Total interest income	—	26	31	47
Noninterest income
Insurance income	—	795	1,319	2,548
Other income	—	5	9	13
Total noninterest income	—	800	1,328	2,561
Expenses
Personnel expense	—	531	885	1,595
Professional fees and outside processing	10	28	95	96
Software expense	—	16	25	44
Net occupancy expense	—	16	20	44
Amortization of intangibles	—	32	21	100
Equipment expense	—	8	11	21
Marketing and customer development	—	8	15	28
Restructuring charges	—	14	82	27
Other expense	5	57	89	166
Total noninterest expense	15	710	1,243	2,121
Earnings
Gain on sale of TIH	36	—	6,939	—
Income before income taxes from discontinued operations	21	116	7,055	487
Provision for income taxes	18	42	2,157	132
Net income from discontinued operations	3	74	4,898	355
Noncontrolling interests	—	6	22	44
Net income from discontinued operations attributable to controlling interest	$3	$68	$4,876	$311

Truist Financial Corporation 11

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

(Dollars in millions)	Nine Months Ended September 30,
	2024	2023
Net cash from operating activities	$64	$524
Net cash from investing activities	12,099	(33)
Net cash from financing activities	(41)	(478)

On May 6, 2024, the Company completed the sale. The transaction improved Truist’s relative capital position while allowing Truist to maintain strategic flexibility. Upon closing, the transaction resulted in the deconsolidation of the TIH subsidiary from Truist. The following is a summary of the transaction, including post-closing and tax impact adjustments:

(Dollars in millions)	May 6, 2024
Cash received	$12,605
Assets of discontinued operations:
Cash and due from banks	93
Interest-bearing deposits with banks	1,952
Premises and equipment	58
Goodwill	3,743
CDI and other intangible assets	1,227
Other assets	2,873
Total assets of discontinued operations	9,946
Liabilities of discontinued operations:
Other liabilities	4,090
Total liabilities of discontinued operations	4,090
Net assets of discontinued operations	5,856
Noncontrolling interest	190
Pre-tax gain	6,939
Current and deferred tax impact	(2,109)
After-tax gain	$4,830

In connection with the sale of TIH, the Company has entered into various agreements with entities controlled by the buyers and TIH, including a transition services agreement and several commercial agreements, ranging from one to seven years. The transition services agreement includes the following support services: information technology, finance and accounting, human resources, marketing and communications, procurement, and real estate. The Company is compensated for such services on a monthly basis. The commercial agreements represent arrangements for both the Company and TIH to continue engaging in certain business activities after the completion of the sale. Such activities include referral services and certain insurance brokerage and administration services. In addition, TIH retained its depository relationship with Truist Bank after completion of the sale. As of May 6, 2024, TIH held $1.5 billion of deposits at Truist Bank, which are no longer eliminated as a result of the deconsolidation of the TIH subsidiary from Truist effective with completion of the sale. Prior to the sale of TIH, such deposits were not presented in assets of discontinued operations as they were eliminated upon consolidation.

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

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Securities purchased under agreements to resell	$1,014	$1,168
Securities borrowed	1,959	1,210
Total securities borrowed or purchased under agreements to resell	$2,973	$2,378

Fair value of collateral permitted to be resold or repledged	$2,398	$2,175
Fair value of securities repledged	—	12

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

	September 30, 2024			December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$—	$750	$750	$12	$—	$12
State and Municipal	300	100	400	415	—	415
Agency MBS – residential	—	2,200	2,200	—	1,500	1,500
Corporate and other debt securities	450	155	605	420	80	500
Total securities sold under agreements to repurchase	$750	$3,205	$3,955	$847	$1,580	$2,427

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

Truist Financial Corporation 13

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

September 30, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$13,328	$166	$(19)	$147	$13,475
GSE	387	5	(27)	(22)	365
Agency MBS – residential	51,452	218	(4,204)	(3,986)	47,466
Agency MBS – commercial	2,917	3	(549)	(546)	2,371
States and political subdivisions	416	15	(13)	2	418
Other	16	—	—	—	16
Total AFS securities, excluding portfolio level basis adjustments	68,516	407	(4,812)	(4,405)	64,111
Portfolio level basis adjustments(1)	331			(331)	—
Total AFS securities	$68,847	$407	$(4,812)	$(4,736)	$64,111
HTM securities:
Agency MBS – residential	$51,495	$—	$(8,266)	$(8,266)	$43,229

December 31, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,511	$2	$(472)	$(470)	$10,041
GSE	393	3	(34)	(31)	362
Agency MBS – residential	60,989	—	(9,700)	(9,700)	51,289
Agency MBS – commercial	2,817	—	(569)	(569)	2,248
States and political subdivisions	421	17	(13)	4	425
Non-agency MBS	3,698	—	(717)	(717)	2,981
Other	20	—	—	—	20
Total AFS securities	$78,849	$22	$(11,505)	$(11,483)	$67,366
HTM securities:
Agency MBS – residential	$54,107	$—	$(9,477)	$(9,477)	$44,630
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 16. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	September 30, 2024
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$27,782	$24,075
FHLMC	27,600	23,800

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
September 30, 2024 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,019	$9,272	$8	$29	$13,328	$4,034	$9,408	$8	$25	$13,475
GSE	2	5	12	368	387	2	5	12	346	365
Agency MBS – residential	—	97	407	50,948	51,452	—	95	392	46,979	47,466
Agency MBS – commercial	—	9	71	2,837	2,917	—	9	68	2,294	2,371
States and political subdivisions	65	68	147	136	416	65	71	150	132	418
Other	—	7	9	—	16	—	7	9	—	16
Total AFS securities	$4,086	$9,458	$654	$54,318	$68,516	$4,101	$9,595	$639	$49,776	$64,111
HTM securities:
Agency MBS – residential	$—	$—	$—	$51,495	$51,495	$—	$—	$—	$43,229	$43,229

14 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$1,337	$(2)	$586	$(17)	$1,923	$(19)
GSE	29	—	245	(27)	274	(27)
Agency MBS – residential	565	(2)	28,997	(4,202)	29,562	(4,204)
Agency MBS – commercial	12	—	2,224	(549)	2,236	(549)
States and political subdivisions	35	—	240	(13)	275	(13)
Other	—	—	7	—	7	—
Total	$1,978	$(4)	$32,299	$(4,808)	$34,277	$(4,812)
HTM securities:
Agency MBS – residential	$—	$—	$43,229	$(8,266)	$43,229	$(8,266)

	Less than 12 months		12 months or more		Total
December 31, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$356	$(2)	$8,806	$(470)	$9,162	$(472)
GSE	16	—	255	(34)	271	(34)
Agency MBS – residential	258	(4)	51,006	(9,696)	51,264	(9,700)
Agency MBS – commercial	61	(2)	2,185	(567)	2,246	(569)
States and political subdivisions	35	—	243	(13)	278	(13)
Non-agency MBS	—	—	2,981	(717)	2,981	(717)
Other	—	—	20	—	20	—
Total	$726	$(8)	$65,496	$(11,497)	$66,222	$(11,505)
HTM securities:
Agency MBS – residential	$—	$—	$44,630	$(9,477)	$44,630	$(9,477)

At September 30, 2024 and December 31, 2023, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.
The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized losses(1)	$—	$—	$(6,650)	$—
(1)Includes $485 million pre-tax gain on terminated hedges for the nine months ended September 30, 2024.

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

	Accruing
September 30, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$153,229	$116	$5	$575	$153,925
CRE	20,600	10	—	302	20,912
Commercial construction	7,975	4	—	1	7,980
Consumer:
Residential mortgage	52,703	671	433	156	53,963
Home equity	9,492	63	7	118	9,680
Indirect auto	21,660	596	—	252	22,508
Other consumer	28,964	233	22	63	29,282
Credit card	4,707	76	51	—	4,834
Total	$299,330	$1,769	$518	$1,467	$303,084
(1)Includes government guaranteed loans of $394 million in the residential mortgage portfolio.

	Accruing
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$160,081	$230	$7	$470	$160,788
CRE	22,281	5	—	284	22,570
Commercial construction	6,658	—	1	24	6,683
Consumer:
Residential mortgage	54,261	639	439	153	55,492
Home equity	9,850	70	11	122	10,053
Indirect auto	21,788	669	2	268	22,727
Other consumer	28,296	271	21	59	28,647
Credit card	4,961	87	53	—	5,101
Total	$308,176	$1,971	$534	$1,380	$312,061
(1)Includes government guaranteed loans of $418 million in the residential mortgage portfolio.

16 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

September 30, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$17,066	$16,486	$22,880	$12,482	$6,976	$13,909	$56,781	$—	$(202)	$146,378
Special mention	251	432	401	381	87	268	958	—	—	2,778
Substandard	338	863	707	383	167	486	1,250	—	—	4,194
Nonperforming	11	128	61	31	20	75	249	—	—	575
Total	17,666	17,909	24,049	13,277	7,250	14,738	59,238	—	(202)	153,925
Gross charge-offs	15	94	56	9	5	26	71	—	—	276
CRE:
Pass	1,416	2,933	3,970	2,086	1,654	4,029	1,599	—	(63)	17,624
Special mention	68	85	615	260	8	241	300	—	—	1,577
Substandard	175	326	148	216	155	389	—	—	—	1,409
Nonperforming	6	82	82	1	42	89	—	—	—	302
Total	1,665	3,426	4,815	2,563	1,859	4,748	1,899	—	(63)	20,912
Gross charge-offs	14	31	91	—	26	103	—	—	—	265
Commercial construction:
Pass	579	1,530	1,777	814	44	169	1,109	—	—	6,022
Special mention	3	68	870	184	68	—	72	—	—	1,265
Substandard	8	65	336	179	35	—	69	—	—	692
Nonperforming	—	—	1	—	—	—	—	—	—	1
Total	590	1,663	2,984	1,177	147	169	1,250	—	—	7,980
Consumer:
Residential mortgage:
Current	1,638	2,838	12,839	15,705	5,402	14,281	—	—	—	52,703
30 - 89 days past due	4	16	72	70	46	463	—	—	—	671
90 days or more past due	2	40	42	27	28	294	—	—	—	433
Nonperforming	—	4	14	22	6	110	—	—	—	156
Total	1,644	2,898	12,967	15,824	5,482	15,148	—	—	—	53,963
Gross charge-offs	—	—	—	—	—	2	—	—	—	2
Home equity:
Current	—	—	—	—	—	—	6,085	3,407	—	9,492
30 - 89 days past due	—	—	—	—	—	—	44	19	—	63
90 days or more past due	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	38	80	—	118
Total	—	—	—	—	—	—	6,172	3,508	—	9,680
Gross charge-offs	—	—	—	—	—	—	7	—	—	7
Indirect auto:
Current	6,494	3,444	5,914	3,235	1,552	1,020	—	—	1	21,660
30 - 89 days past due	45	110	176	114	62	89	—	—	—	596
Nonperforming	8	44	81	52	29	38	—	—	—	252
Total	6,547	3,598	6,171	3,401	1,643	1,147	—	—	1	22,508
Gross charge-offs	8	83	164	75	36	67	—	—	—	433
Other consumer:
Current	7,946	7,029	5,702	2,626	1,346	1,656	2,631	25	3	28,964
30 - 89 days past due	37	69	66	26	13	15	6	1	—	233
90 days or more past due	3	11	6	—	—	—	2	—	—	22
Nonperforming	2	14	18	12	5	12	—	—	—	63
Total	7,988	7,123	5,792	2,664	1,364	1,683	2,639	26	3	29,282
Gross charge-offs	54	150	126	56	28	23	21	—	—	458
Credit card:
Current	—	—	—	—	—	—	4,690	17	—	4,707
30 - 89 days past due	—	—	—	—	—	—	74	2	—	76
90 days or more past due	—	—	—	—	—	—	50	1	—	51
Total	—	—	—	—	—	—	4,814	20	—	4,834
Gross charge-offs	—	—	—	—	—	—	215	7	—	222
Total	$36,100	$36,617	$56,778	$38,906	$17,745	$37,633	$76,012	$3,554	$(261)	$303,084
Gross charge-offs	$91	$358	$437	$140	$95	$221	$314	$7	$—	$1,663

Truist Financial Corporation 17

December 31, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$26,836	$29,877	$15,683	$8,436	$5,918	$11,539	$55,026	$—	$(211)	$153,104
Special mention	688	623	557	152	37	197	1,003	—	—	3,257
Substandard	754	628	428	290	289	367	1,201	—	—	3,957
Nonperforming	36	116	99	12	42	31	134	—	—	470
Total	28,314	31,244	16,767	8,890	6,286	12,134	57,364	—	(211)	160,788
Gross charge-offs	20	72	126	21	5	35	111	—	—	390
CRE:
Pass	3,760	4,931	2,651	1,903	2,813	2,666	1,221	—	(70)	19,875
Special mention	185	315	140	79	203	37	—	—	—	959
Substandard	259	350	190	65	243	289	56	—	—	1,452
Nonperforming	2	52	28	15	174	13	—	—	—	284
Total	4,206	5,648	3,009	2,062	3,433	3,005	1,277	—	(70)	22,570
Gross charge-offs	—	58	10	20	29	47	2	—	—	166
Commercial construction:
Pass	1,029	2,196	1,370	287	89	125	840	—	—	5,936
Special mention	3	218	208	—	—	—	1	—	—	430
Substandard	24	48	27	174	—	—	20	—	—	293
Nonperforming	—	23	—	—	1	—	—	—	—	24
Total	1,056	2,485	1,605	461	90	125	861	—	—	6,683
Gross charge-offs	—	5	—	—	—	—	—	—	—	5
Consumer:
Residential mortgage:
Current	2,846	13,481	16,509	5,738	2,822	12,865	—	—	—	54,261
30 - 89 days past due	10	52	43	38	40	456	—	—	—	639
90 or more days past due	7	22	25	31	28	326	—	—	—	439
Nonperforming	—	7	13	7	13	113	—	—	—	153
Total	2,863	13,562	16,590	5,814	2,903	13,760	—	—	—	55,492
Gross charge-offs	—	—	2	1	1	6	—	—	—	10
Home equity:
Current	—	—	—	—	—	—	6,175	3,675	—	9,850
30 - 89 days past due	—	—	—	—	—	—	47	23	—	70
90 days or more past due	—	—	—	—	—	—	7	4	—	11
Nonperforming	—	—	—	—	—	—	42	80	—	122
Total	—	—	—	—	—	—	6,271	3,782	—	10,053
Gross charge-offs	—	—	—	—	—	—	10	—	—	10
Indirect auto:
Current	4,611	8,049	4,689	2,479	1,330	639	—	—	(9)	21,788
30 - 89 days past due	83	213	150	86	71	66	—	—	—	669
90 days or more past due	—	1	1	—	—	—	—	—	—	2
Nonperforming	20	85	63	39	33	28	—	—	—	268
Total	4,714	8,348	4,903	2,604	1,434	733	—	—	(9)	22,727
Gross charge-offs	25	202	118	58	59	69	—	—	—	531
Other consumer:
Current	9,903	7,676	3,715	1,914	1,049	1,207	2,816	13	3	28,296
30 - 89 days past due	86	85	41	23	16	12	7	1	—	271
90 days or more past due	9	8	1	1	—	—	2	—	—	21
Nonperforming	6	14	14	8	6	10	—	1	—	59
Total	10,004	7,783	3,771	1,946	1,071	1,229	2,825	15	3	28,647
Gross charge-offs	97	166	93	50	34	14	23	—	—	477
Student:(2)
Gross charge-offs	—	—	—	—	—	108	—	—	—	108
Credit card:
Current	—	—	—	—	—	—	4,942	19	—	4,961
30 - 89 days past due	—	—	—	—	—	—	84	3	—	87
90 days or more past due	—	—	—	—	—	—	51	2	—	53
Total	—	—	—	—	—	—	5,077	24	—	5,101
Gross charge-offs	—	—	—	—	—	—	220	3	—	223
Total	$51,157	$69,070	$46,645	$21,777	$15,217	$30,986	$73,675	$3,821	$(287)	$312,061
Gross charge-offs	$142	$503	$349	$150	$128	$279	$366	$3	$—	$1,920
(1)Includes certain deferred fees and costs and other adjustments.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

18 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2023
Commercial:
Commercial and industrial	$1,536	$(98)	$28	$(114)	$(1)	$1,351
CRE	402	(77)	2	278	—	605
Commercial construction	109	—	—	56	—	165
Consumer:
Residential mortgage	320	(8)	1	(12)	—	301
Home equity	85	(4)	7	(2)	—	86
Indirect auto	981	(135)	25	74	—	945
Other Consumer	808	(120)	20	158	—	866
Credit card	365	(55)	9	55	—	374
ALLL	4,606	(497)	92	493	(1)	4,693
RUFC	273	—	—	4	—	277
ACL	$4,879	$(497)	$92	$497	$(1)	$4,970

(Dollars in millions)	Balance at Jul 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2024
Commercial:
Commercial and industrial	$1,338	$(96)	$26	$49	$—	$1,317
CRE	661	(65)	5	55	—	656
Commercial construction	206	—	1	9	—	216
Consumer:
Residential mortgage	205	—	1	(10)	—	196
Home equity	88	(1)	4	(4)	—	87
Indirect auto	945	(143)	38	122	—	962
Other consumer	958	(152)	26	154	—	986
Credit card	407	(71)	9	77	—	422
ALLL	4,808	(528)	110	452	—	4,842
RUFC	302	—	—	(4)	—	298
ACL	$5,110	$(528)	$110	$448	$—	$5,140

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2023
Commercial:
Commercial and industrial	$1,409	$(280)	$54	$170	$(2)	$1,351
CRE	224	(118)	3	496	—	605
Commercial construction	46	—	1	118	—	165
Consumer:
Residential mortgage	399	(10)	5	(12)	(81)	301
Home equity	90	(8)	18	(14)	—	86
Indirect auto	981	(377)	82	246	13	945
Other consumer	770	(329)	57	369	(1)	866
Student(2)	98	(108)	—	10	—	—
Credit card	360	(159)	27	149	(3)	374
ALLL	4,377	(1,389)	247	1,532	(74)	4,693
RUFC	272	—	—	5	—	277
ACL	$4,649	$(1,389)	$247	$1,537	$(74)	$4,970

Truist Financial Corporation 19

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2024
Commercial:
Commercial and industrial	$1,404	$(276)	$72	$117	$—	$1,317
CRE	616	(265)	17	288	—	656
Commercial construction	174	—	2	40	—	216
Consumer:
Residential mortgage	298	(2)	4	(104)	—	196
Home equity	89	(7)	13	(8)	—	87
Indirect auto	942	(433)	96	357	—	962
Other consumer	890	(458)	82	472	—	986
Credit card	385	(222)	27	232	—	422
ALLL	4,798	(1,663)	313	1,394	—	4,842
RUFC	295	—	—	5	(2)	298
ACL	$5,093	$(1,663)	$313	$1,399	$(2)	$5,140
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023.

The commercial ALLL decreased $16 million, and the consumer and credit card ALLL increased $50 million in the three months ended September 30, 2024. The decrease in the commercial ALLL primarily reflects a decrease in commercial loan balances that was partially offset by an increased reserve rate that included incremental reserves related to Hurricane Helene. The change in the consumer and credit card ALLL primarily reflects an increase in indirect auto and other consumer loan balances that was partially offset by a modest decrease in the residential mortgage reserve rate. The commercial ALLL decreased $5 million, and the consumer and credit card ALLL increased $49 million in the nine months ended September 30, 2024. The decrease in the commercial ALLL primarily reflects a decrease in commercial loan balances that was partially offset by increases in the reserve rates related to the CRE and commercial construction portfolios. The change in the consumer and credit card ALLL was primarily driven by increases in reserve rates related to certain consumer non-real estate portfolios that were partially offset by decreases in loan balances and a decrease in the reserve rate related to the residential mortgage portfolio.

The quantitative models have been designed to estimate losses using macro-economic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. Forecasts of macroeconomic variables used in loss forecasting include unemployment trends, U.S. real GDP, corporate credit spreads, property values, home price indices, and used car prices.

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the September 30, 2024 ACL, unchanged since December 31, 2023. While the scenario weightings were unchanged, the economic outlook relative to the prior period varied by economic variable and time period. The economic outlook generally reflected modest improvement in GDP growth and no material change in forecasted unemployment compared to the prior quarter. The overall economic forecast shaping the ACL estimate at September 30, 2024 included GDP growth in the low-single digits and an unemployment rate near the mid-single digits.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The September 30, 2024 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
20 Truist Financial Corporation

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	September 30, 2024		December 31, 2023
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$134	$441	$123	$347
CRE	60	242	154	130
Commercial construction	—	1	—	24
Consumer:
Residential mortgage	2	154	1	152
Home equity	1	117	1	121
Indirect auto	26	226	20	248
Other consumer	—	63	—	59
Total	$223	$1,244	$299	$1,081

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Nonperforming loans and leases HFI	$1,467	$1,380
Nonperforming LHFS	5	51
Foreclosed real estate	3	3
Other foreclosed property	53	54
Total nonperforming assets	$1,528	$1,488

Residential mortgage loans in the process of foreclosure	$179	$214

Truist Financial Corporation 21

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

Three Months Ended September 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$272	$—	$12	$—	$—	$—	$—	$—	$73	$357	0.23%
CRE	87	—	—	—	—	—	—	—	—	87	0.42
Commercial construction	42	—	—	—	—	—	—	—	—	42	0.53
Consumer:
Residential mortgage	—	20	—	16	25	1	70	13	1	146	0.27
Home equity	—	1	—	—	—	1	—	—	—	2	0.02
Indirect auto	—	10	—	—	632	3	—	—	4	649	2.88
Other consumer	—	10	—	—	—	1	—	—	—	11	0.04
Credit card	—	—	8	—	—	—	—	—	—	8	0.17
Total	$401	$41	$20	$16	$657	$6	$70	$13	$78	$1,302	0.43

Nine Months Ended September 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$517	$—	$12	$—	$2	$—	$—	$—	$140	$671	0.44%
CRE	248	—	—	—	—	—	—	—	13	261	1.25
Commercial construction	47	—	—	—	—	—	—	—	—	47	0.59
Consumer:
Residential mortgage	—	60	—	42	41	1	176	35	3	358	0.66
Home equity	—	2	—	—	2	6	—	—	—	10	0.10
Indirect auto	—	22	—	—	1,230	11	—	—	10	1,273	5.66
Other consumer	—	28	1	—	1	3	—	—	—	33	0.11
Credit card	—	—	28	—	—	—	—	—	—	28	0.58
Total	$812	$112	$41	$42	$1,276	$21	$176	$35	$166	$2,681	0.88

22 Truist Financial Corporation

Three Months Ended September 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Adjustment and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$426	$—	$—	$3	$—	$—	$—	$—	$429	0.26%
CRE	28	—	—	—	—	—	—	—	28	0.12
Commercial construction	21	—	—	—	—	—	—	—	21	0.33
Consumer:
Residential mortgage	—	30	27	23	—	79	15	1	175	0.31
Home equity	—	—	—	2	2	—	—	1	5	0.05
Indirect auto	—	7	—	388	4	—	—	2	401	1.67
Other consumer	—	6	—	—	1	—	—	—	7	0.02
Credit card	—	—	—	—	—	—	—	4	4	0.08
Total	$475	$43	$27	$416	$7	$79	$15	$8	$1,070	0.34

Nine Months Ended September 30, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Interest Rate Reduction and Term Extension	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$884	$51	$—	$23	$44	$—	$—	$—	$1,002	0.62%
CRE	173	—	—	72	—	—	—	—	245	1.08
Commercial construction	24	—	—	—	—	—	—	—	24	0.38
Consumer:
Residential mortgage	—	82	95	62	2	254	52	4	551	0.98
Home equity	—	—	—	2	7	—	—	2	11	0.11
Indirect auto	—	19	—	483	13	—	—	5	520	2.16
Other consumer	—	15	—	1	4	—	—	1	21	0.07
Credit card	—	—	—	—	—	—	—	14	14	0.28
Total	$1,081	$167	$95	$643	$70	$254	$52	$26	$2,388	0.76

Truist Financial Corporation 23

Three Months Ended September 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 9 months and increased the interest rate by 0.6%
CRE	Extended the term by 10 months and increased the interest rate by 0.7%
Commercial construction	Extended the term by 35 months and increased the interest rate by 0.2%
Term Extensions
Residential mortgage	Extended the term by 92 months
Home equity	Extended the term by 197 months
Indirect auto	Extended the term by 28 months
Other consumer	Extended the term by 23 months
Interest Rate Adjustments
Commercial and industrial	Increased the interest rate by 1%
Credit card	Decreased the interest rate by 19%
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance
Payment Delays
Residential mortgage	Provided 240 days of payment deferral
Indirect auto	Provided 214 days of payment deferral
Combination - Interest Rate Adjustment and Term Extension
Residential mortgage	Extended the term by 12 months and decreased the interest rate by 1%
Home equity	Extended the term by 320 months and decreased the interest rate by 2%
Indirect auto	Extended the term by 12 months and decreased the interest rate by 4%
Other consumer	Extended the term by 60 months and nominally decreased the interest rate
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 84 months
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 122 months, and decreased the interest rate by 0.8%

24 Truist Financial Corporation

Nine Months Ended September 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 18 months and increased the interest rate by 0.4%
CRE	Extended the term by 8 months and increased the interest rate by 0.4%
Commercial construction	Extended the term by 32 months and increased the interest rate by 0.2%
Term Extensions
Residential mortgage	Extended the term by 103 months
Home equity	Extended the term by 174 months
Indirect auto	Extended the term by 27 months
Other consumer	Extended the term by 24 months
Interest Rate Adjustments
Commercial and industrial	Increased the interest rate by 1%
Other consumer	Decreased the interest rate by 2%
Credit card	Decreased the interest rate by 19%
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance
Payment Delays
Commercial and industrial	Provided 97 days of payment deferral
Residential mortgage	Provided 223 days of payment deferral
Home equity	Provided 179 days of payment deferral
Indirect auto	Provided 199 days of payment deferral
Other consumer	Provided 157 days of payment deferral
Combination - Interest Rate Adjustment and Term Extension
Residential mortgage	Extended the term by 44 months and decreased the interest rate by 0.4%
Home equity	Extended the term by 284 months and decreased the interest rate by 3%
Indirect auto	Extended the term by 14 months and decreased the interest rate by 4%
Other consumer	Extended the term by 59 months and decreased the interest rate by 0.1%
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 84 months
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 132 months, and decreased the interest rate by 0.7%

Truist Financial Corporation 25

Three Months Ended September 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 9 months and increased the interest rate by 0.7%
CRE	Extended the term by 15 months and increased the interest rate by 0.9%
Commercial construction	Extended the term by 2 months
Term Extensions
Residential mortgage	Extended the term by 117 months
Indirect auto	Extended the term by 24 months
Other Consumer	Extended the term by 24 months
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance
Payment Delays
Commercial and industrial	Provided 120 days of payment deferral
Residential mortgage	Provided 214 days of payment deferral
Home equity	Provided 177 days of payment deferral
Indirect auto	Provided 135 days of payment deferral
Combination - Interest Rate Adjustment and Term Extension
Home equity	Extended the term by 322 months and decreased the interest rate by 5%
Indirect auto	Extended the term by 12 months and decreased the interest rate by 5%
Other consumer	Extended the term by 56 months and decreased the interest rate by 1%
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 101 months
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 144 months, and decreased the interest rate by 0.4%

26 Truist Financial Corporation

Nine Months Ended September 30, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 8 months and increased the interest rate by 0.6%
CRE	Extended the term by 11 months and increased the interest rate by 0.2%
Commercial construction	Extended the term by 2 months
Term Extensions
Commercial and industrial	Extended the term by 3 months
Residential mortgage	Extended the term by 139 months
Indirect auto	Extended the term by 22 months
Other consumer	Extended the term by 24 months
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance
Payment Delays
Commercial and industrial	Provided 183 days of payment deferral
CRE	Provided 232 days of payment deferral
Residential mortgage	Provided 212 days of payment deferral
Home equity	Provided 167 days of payment deferral
Indirect auto	Provided 133 days of payment deferral
Other consumer	Provided 153 days of payment deferral
Combination - Interest Rate Adjustment and Term Extension
Commercial and industrial	Extended the term by 76 months and increased the interest rate by 3%
Residential mortgage	Extended the term by 124 months and increased the interest rate by 0.5%
Home equity	Extended the term by 258 months and decreased the interest rate by 3%
Indirect auto	Extended the term by 11 months and decreased the interest rate by 7%
Other consumer	Extended the term by 61 months and decreased the interest rate by 1%
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 105 months
Combination - Capitalization, Interest Rate and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance, extended the term by 130 months, and decreased the interest rate by 0.2%

The tables above exclude trial modifications totaling $46 million and $77 million as of September 30, 2024 and 2023, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of September 30, 2024 and December 31, 2023, Truist had $389 million and $702 million, respectively, in unfunded lending commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding September 30, 2024 and December 31, 2023, respectively.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Truist Financial Corporation 27

Truist closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the period-end delinquency status and amortized cost of loans that were modified in the last 12 months. The period-end delinquency status of loans that were modified are disclosed at amortized cost and reflect the impact of any paydowns, payoffs, or charge-offs that occurred subsequent to modification.

	Payment Status (Amortized Cost Basis)
September 30, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$721	$7	$27	$755
CRE	246	11	2	259
Commercial construction	76	—	—	76
Consumer:
Residential mortgage	296	81	95	472
Home equity	10	—	—	10
Indirect auto	1,015	202	58	1,275
Other consumer	32	2	1	35
Credit card	19	5	3	27
Total	$2,415	$308	$186	$2,909
Total nonaccrual loans included above	$277	$50	$126	$453

	Payment Status (Amortized Cost Basis)
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$887	$48	$92	$1,027
CRE	233	11	1	245
Commercial construction	22	—	—	22
Consumer:
Residential mortgage	427	116	90	633
Home equity	11	—	—	11
Indirect auto	730	148	20	898
Other consumer	24	1	—	25
Credit card	11	3	2	16
Total	$2,345	$327	$205	$2,877
Total nonaccrual loans included above	$155	$85	$137	$377

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

September 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$27	$—	$—	$—	$—	$—	$—	$—	$27
CRE	2	—	—	—	—	—	—	—	2
Consumer:
Residential mortgage	—	13	—	9	37	31	5	—	95
Indirect auto	—	—	—	—	56	—	—	2	58
Other consumer	—	1	—	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	—	3
Total	$29	$14	$3	$9	$93	$31	$5	$2	$186

28 Truist Financial Corporation

December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Combination - Capitalization, Interest Rate and Term Extension	Other	Total
Commercial:
Commercial and industrial	$72	$—	$—	$20	$—	$—	$—	$92
CRE	1	—	—	—	—	—	—	1
Consumer:
Residential mortgage	—	13	6	34	31	5	1	90
Indirect auto	—	1	—	17	—	—	2	20
Credit card	—	—	—	—	—	—	2	2
Total	$73	$14	$6	$71	$31	$5	$5	$205

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Unearned income, discounts, and net deferred loan fees and costs	$578	$553

Truist Financial Corporation 29

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

The Company monitored events and circumstances during the period from January 1, 2024 to September 30, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its January 1, 2024 quantitative valuations associated with the realignments of goodwill, and the sensitivity of the January 1, 2024 quantitative results to changes in assumptions as of September 30, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2024.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2024 primarily relates to the segment realignment described above and the divestiture of Sterling Capital Management, LLC. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations and “Note 18. Operating Segments” for additional information on segments.

(Dollars in millions)	CSBB	WB	Total
Goodwill, December 31, 2023	$13,503	$3,653	$17,156
Segment realignment	(1,498)	1,498	—
Divestitures	—	(32)	(32)
Adjustments and other	—	1	1
Goodwill, September 30, 2024	$12,005	$5,120	$17,125

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,453	$(1,785)	$668	$2,473	$(1,650)	$823
Other, primarily client relationship intangibles	1,578	(611)	967	1,598	(512)	1,086
Total	$4,031	$(2,396)	$1,635	$4,071	$(2,162)	$1,909

30 Truist Financial Corporation

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
UPB of residential mortgage loan servicing portfolio	$275,424	$269,068
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	221,143	213,399
Mortgage loans sold with recourse	149	173
Maximum recourse exposure from mortgage loans sold with recourse liability	92	109
Indemnification, recourse and repurchase reserves	46	52

As of / For the Nine Months Ended September 30, (Dollars in millions)	2024	2023
UPB of residential mortgage loans sold from LHFS	$7,758	$10,643
Pre-tax gains recognized on mortgage loans sold and held for sale	56	49
Servicing fees recognized from mortgage loans serviced for others	443	517
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.27%
Weighted average interest rate on mortgage loans serviced for others	3.62	3.51

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2024	2023
Residential MSRs, carrying value, January 1	$3,088	$3,428
Acquired	230	123
Additions	127	199
Sales	(2)	(531)
Change in fair value due to changes in valuation inputs or assumptions(1)	(2)	207
Realization of expected net servicing cash flows, passage of time, and other	(206)	(204)
Residential MSRs, carrying value, September 30	$3,235	$3,222
(1)The nine months ended September 30, 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.8%	19.3%	8.0%	6.7%	18.2%	7.5%
Effect on fair value of a 10% increase			$(91)			$(82)
Effect on fair value of a 20% increase			(176)			(160)
OAS	2.2%	12.6%	4.9%	2.2%	12.0%	4.6%
Effect on fair value of a 10% increase			$(68)			$(60)
Effect on fair value of a 20% increase			(133)			(118)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%			99.6%
Adjustable-rate residential mortgage loans			0.3			0.4
Total			100.0%			100.0%
Weighted average life			7.3 years			7.5 years

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

Truist Financial Corporation 31

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
UPB of CRE mortgages serviced for others	$28,241	$31,681
CRE mortgages serviced for others covered by recourse provisions	9,615	9,661
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,815	2,813
Recorded reserves related to recourse exposure	12	16
CRE mortgages originated during the year-to-date period	784	2,989
Commercial MSRs at fair value	255	272

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	September 30, 2024		December 31, 2023
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$920	$15	$1,057	$10
Total lease liabilities	1,220	17	1,387	12
Weighted average remaining term	5.8 years	8.2 years	6.2 years	6.6 years
Weighted average discount rate	3.2%	5.2%	3.1%	5.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Operating lease costs	$66	$65	$209	$204

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Assets held under operating leases(1)(2)	$1,878	$2,160
Accumulated depreciation	(536)	(583)
Net	$1,342	$1,577
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $99 million and $32 million at September 30, 2024 and December 31, 2023, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.8 billion and $7.7 billion at September 30, 2024 and December 31, 2023, respectively.

32 Truist Financial Corporation

NOTE 9. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
FHLB advances	$14,150	$20,500
Securities sold under agreements to repurchase	3,955	2,427
Securities sold short	2,545	1,625
Other short-term borrowings	209	276
Total short-term borrowings	$20,859	$24,828

The following table presents a summary of long-term debt:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
	Carrying Amount	Carrying Amount

Truist Financial Corporation:
Fixed rate senior notes(1)	$23,335	$19,808
Floating rate senior notes	—	999
Fixed rate subordinated notes(1)(2)	1,828	1,831
Capital notes(2)	633	629
Truist Bank:
Fixed rate senior notes	2,980	4,170
Floating rate senior notes	—	1,250
Fixed rate subordinated notes(2)	4,774	4,770
Floating rate FHLB advances	1,750	4,200
Other long-term debt(3)	1,470	1,261
Total long-term debt	$36,770	$38,918
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

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash dividends declared per share	$0.52	$0.52	$1.56	$1.56

Share Repurchase Activity

In June 2024, Truist announced that the Board had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. During the third quarter of 2024, the Company repurchased $503 million of common stock, including excise tax, which represented 11.7 million shares, through open market repurchases. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At September 30, 2024, Truist had remaining authorization to repurchase up to $4.5 billion of common stock under the Board approved repurchase plan.

Preferred Stock Redemptions

On November 1, 2024, Truist announced that it will redeem all outstanding shares of its Series L Perpetual Preferred Stock (“Series L Preferred Stock”) and the corresponding depositary shares representing fractional interests in the Series L Preferred Stock (“Series L Depositary Shares”) for $750 million.

The Series L Depositary Shares (CUSIP: 89832QAB5), each representing a 1/100th interest in a share of Series L Preferred Stock, will be redeemed simultaneously with the redemption of the Series L Preferred Stock, in each case at a redemption price of $1,000 per depositary share (equivalent to $100,000 per share of preferred stock) plus any accrued and unpaid dividends to the redemption date. All 7,500 outstanding shares of the Series L Preferred Stock and all 750,000 outstanding Series L Depositary Shares will be redeemed on the dividend payment date of December 16, 2024.
Truist Financial Corporation 33

Regular quarterly dividends on the outstanding shares of the Series L Preferred Stock and the Series L Depositary Shares will be paid separately to holders of record as of November 8, 2024 in the customary manner. On and after the redemption date, all dividends on the shares of Series L Preferred Stock and the Series L Depositary Shares will cease to accrue.

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, July 1, 2023	$(1,541)	$(270)	$(9,092)	$(2,468)	$(3)	$(13,374)
OCI before reclassifications, net of tax	10	(268)	(1,938)	—	(1)	(2,197)
Amounts reclassified from AOCI:
Before tax	16	17	(100)	82	—	15
Tax effect	3	4	(23)	19	—	3
Amounts reclassified, net of tax	13	13	(77)	63	—	12
Total OCI, net of tax	23	(255)	(2,015)	63	(1)	(2,185)
AOCI balance, September 30, 2023	$(1,518)	$(525)	$(11,107)	$(2,405)	$(4)	$(15,559)
AOCI balance, July 1, 2024	$(1,044)	$(528)	$(4,690)	$(2,239)	$(3)	$(8,504)
OCI before reclassifications, net of tax	(14)	426	1,146	—	1	1,559
Amounts reclassified from AOCI:
Before tax	—	108	(104)	77	—	81
Tax effect	—	26	(25)	18	—	19
Amounts reclassified, net of tax	—	82	(79)	59	—	62
Total OCI, net of tax	(14)	508	1,067	59	1	1,621
AOCI balance, September 30, 2024	$(1,058)	$(20)	$(3,623)	$(2,180)	$(2)	$(6,883)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2023	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
OCI before reclassifications, net of tax	(21)	(464)	(1,531)	—	1	(2,015)
Amounts reclassified from AOCI:
Before tax	49	22	(236)	234	—	69
Tax effect	11	5	(55)	51	—	12
Amounts reclassified, net of tax	38	17	(181)	183	—	57
Total OCI, net of tax	17	(447)	(1,712)	183	1	(1,958)
AOCI balance, September 30, 2023	$(1,518)	$(525)	$(11,107)	$(2,405)	$(4)	$(15,559)
AOCI balance, January 1, 2024	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
OCI before reclassifications, net of tax(1)	21	95	366	—	—	482
Amounts reclassified from AOCI:
Before tax	—	242	6,267	218	—	6,727
Tax effect	—	57	1,478	51	—	1,586
Amounts reclassified, net of tax	—	185	4,789	167	—	5,141
Total OCI, net of tax	21	280	5,155	167	—	5,623
AOCI balance, September 30, 2024	$(1,058)	$(20)	$(3,623)	$(2,180)	$(2)	$(6,883)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Net interest income	Net interest income	Net interest income
(1)Includes the impact of the remeasurement of the pension plan and the reduction of pension benefit obligations following the sale of TIH. Refer to “Note 13. Benefit Plans” for additional information.

34 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended September 30, 2024, the provision for income taxes was $271 million compared to $203 million for the three months ended September 30, 2023, representing effective tax rates of 15.8% and 15.5%, respectively. For the nine months ended September 30, 2024, the benefit from income taxes was $821 million compared to a provision for income taxes of $794 million for the nine months ended September 30, 2023, representing effective tax rates of 38.1% and 17.7%, respectively. The higher effective tax rate for the three months ended September 30, 2024 was due to higher full year forecasted effective tax rate in the current year, excluding the pre-tax loss from the balance sheet repositioning of securities. The tax benefit on the pre-tax loss for the nine months ended September 30, 2024 was driven by the discrete impact of the balance sheet repositioning of securities. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2024	2023	2024	2023
Service cost(1)	Personnel expense / Net income from discontinued operations	$69	$77	$249	$263
Interest cost	Other expense	112	112	332	334
Estimated return on plan assets	Other expense	(235)	(226)	(717)	(682)
Amortization and other	Other expense	—	19	1	59
Net periodic (benefit) cost		$(54)	$(18)	$(135)	$(26)
(1)Includes $4 million for the three months ended September 30, 2023 and $10 million and $17 million for the nine months ended September 30, 2024 and 2023, respectively, of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH.

Truist may make contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Truist did not make a discretionary contribution to the qualified pension plan during the nine months ended September 30, 2024.

Following the sale of TIH, Truist retained the postretirement benefit obligation for TIH employees and changed the status of TIH employees by eliminating their eligibility to earn future service credits. Changes in pension plan obligations associated with the disposal of operating segments such as TIH require the remeasurement of postretirement benefit obligations prior to the disposal, updates to pension plan assumptions inherent in valuations, and identification and recognition of valuation changes specific to the sale, including the establishment of a new periodic service cost using assumptions as of the remeasurement date. The remeasurement process of impacted pension plans included a reduction in pension benefit obligations of $783 million and a loss on plan assets of $834 million, primarily driven by an increase in the weighted average assumed discount rate from 5.12% to 5.78%, and a decrease in the value of plan assets by $508 million, primarily driven by market prices. The impact of the sale on Truist pension plans resulted in a reduction of pension benefit obligations by $97 million which was recorded as a reduction of AOCI. Refer to “Note 11. AOCI” for additional information.

Truist Financial Corporation 35

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Sep 30, 2024	Dec 31, 2023
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$7,262	$6,754
Amount of future funding commitments included in carrying amount	Other liabilities	2,396	2,473
Lending exposure	Loans and leases for funded amounts	2,106	1,981
Renewable energy investments:
Carrying amount	Other assets	499	285
Amount of future funding commitments not included in carrying amount	NA	810	747
SBIC and certain other equity method investments:
Carrying amount	Other assets	810	758
Amount of future funding commitments not included in carrying amount	NA	600	589

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2024	2023	2024	2023
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$190	$163	$560	$480
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$171	$153	$512	$451
Other community development investments	Other noninterest income	3	3	8	8

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.
The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Commitments to extend, originate, or purchase credit and other commitments	$212,038	$207,285
Residential mortgage loans sold with recourse	149	173
CRE mortgages serviced for others covered by recourse provisions	9,615	9,661
Other loans serviced for others covered by recourse and other provisions	1,816	1,032
Letters of credit	7,287	6,239

36 Truist Financial Corporation

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

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Total return swaps:
VIE assets	$1,660	$1,641
Trading loans and bonds	1,418	1,572
VIE liabilities	325	50

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

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Pledged securities	$38,085	$41,270
Pledged loans:
FRB	95,275	73,898
FHLB	71,960	67,748
Unused borrowing capacity:
FRB	73,663	55,252
FHLB	36,689	24,712

Legal Proceedings and Other Matters

Truist is routinely named as a defendant in or a party to numerous actual or threatened legal proceedings and other matters and is or may be subject to potential liability in connection with them. The legal proceedings and other matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, antitrust, tax, employment, and other laws—and some present novel legal theories, allegations of substantial or indeterminate damages, demands for injunctive or similar relief, and requests for fines, penalties, restitution, or alterations in Truist’s business practices. Our legal proceedings and other matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations.

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

Truist Financial Corporation 37

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $375 million as of September 30, 2024. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

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

The following is a description of certain legal proceedings and other matters in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class seeks a return of up to $452 million in paid overdraft fees from the 2006 to 2017 period above, plus prejudgment interest which, based on the amount of claimed fees, was estimated to be approximately $423 million as of September 30, 2024. A court-ordered mediation was held on February 28, 2024, but no resolution was reached. On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class separately appealed the trial court’s order to the Georgia Court of Appeals, and oral arguments were held on October 22, 2024.

Recordkeeping Matters

The SEC and CFTC requested information from various subsidiaries of the Company that conduct broker-dealer, investment adviser, and swap dealer activities regarding compliance with applicable recordkeeping requirements for business-related electronic communications. In August 2024, the subsidiaries resolved these matters with the SEC and the CFTC.

Investigation Regarding Trusts

In 2016 and 2018, the Civil Division of the U.S. DOJ issued subpoenas to a corporate predecessor of Truist Bank under the Financial Institutions Reform, Recovery, and Enforcement Act. These subpoenas requested documents and other information related to specified trusts for which Truist Bank serves as trustee. In October 2024, Truist Bank resolved the matter by entering into a settlement agreement with the U.S. DOJ.

FDIC Special Assessment

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist is $579 million, with $507 million recognized in the fourth quarter of 2023 and additional adjustments of $72 million recognized for the nine months ended September 30, 2024 due to changes in the estimated relevant losses to the DIF reported by the FDIC. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly installments. The special assessment will be paid in ten quarterly installments, which began in the second quarter of 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.
38 Truist Financial Corporation

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$187	$—	$187	$—	$—
GSE	43	—	43	—	—
States and political subdivisions	692	—	692	—	—
Corporate and other debt securities	1,878	—	1,878	—	—
Loans	1,574	—	1,574	—	—
Equity securities	404	404	—	—	—
Other	431	303	128	—	—
Total trading assets	5,209	707	4,502	—	—
AFS securities:
U.S. Treasury	13,475	—	13,475	—	—
GSE	365	—	365	—	—
Agency MBS – residential	47,466	—	47,466	—	—
Agency MBS – commercial	2,371	—	2,371	—	—
States and political subdivisions	418	—	418	—	—
Other	16	—	16	—	—
Total AFS securities	64,111	—	64,111	—	—
LHFS at fair value	1,028	—	1,028	—	—
Loans and leases	13	—	—	13	—
Loan servicing rights at fair value	3,499	—	—	3,499	—
Other assets:
Derivative assets	1,341	1,533	1,774	4	(1,970)
Equity securities	283	276	7	—	—
Total assets	$75,484	$2,516	$71,422	$3,516	$(1,970)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$99	$—	$99	$—	$—
Short-term borrowings:
Securities sold short	2,545	550	1,995	—	—
Other liabilities:
Derivative liabilities	1,912	796	3,773	37	(2,694)
Total liabilities	$4,556	$1,346	$5,867	$37	$(2,694)

Truist Financial Corporation 39

December 31, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$144	$—	$144	$—	$—
GSE	50	—	50	—	—
States and political subdivisions	760	—	760	—	—
Corporate and other debt securities	1,293	—	1,293	—	—
Loans	1,575	—	1,575	—	—
Equity securities	181	181	—	—	—
Other	329	280	49	—	—
Total trading assets	4,332	461	3,871	—	—
AFS securities:
U.S. Treasury	10,041	—	10,041	—	—
GSE	362	—	362	—	—
Agency MBS – residential	51,289	—	51,289	—	—
Agency MBS – commercial	2,248	—	2,248	—	—
States and political subdivisions	425	—	425	—	—
Non-agency MBS	2,981	—	2,981	—	—
Other	20	—	20	—	—
Total AFS securities	67,366	—	67,366	—	—
LHFS at fair value	852	—	852	—	—
Loans and leases	15	—	—	15	—
Loan servicing rights at fair value	3,378	—	—	3,378	—
Other assets:
Derivative assets	951	956	1,867	5	(1,877)
Equity securities	360	245	115	—	—
Total assets	$77,254	$1,662	$74,071	$3,398	$(1,877)
Liabilities:
Short-term borrowings:
Securities sold short	$1,625	$185	$1,440	$—	$—
Other liabilities:
Derivative liabilities	2,597	487	4,171	24	(2,085)
Total liabilities	$4,222	$672	$5,611	$24	$(2,085)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At September 30, 2024 and December 31, 2023, investments totaling $495 million and $459 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

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

40 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended September 30, 2024 and 2023 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at July 1, 2023	$16	$3,497	$(31)
Total realized and unrealized gains (losses):
Included in earnings	—	151	(25)
Issuances	—	78	1
Sales	—	(102)	—
Settlements	—	(87)	16
Balance at September 30, 2023	$16	$3,537	$(39)
Balance at July 1, 2024	$14	$3,410	$(20)
Total realized and unrealized gains (losses):
Included in earnings	—	(109)	(4)
Purchases	—	230	—
Issuances	—	50	17
Settlements	(1)	(82)	(26)
Balance at September 30, 2024	$13	$3,499	$(33)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2024	$—	$(109)	$(15)

Nine Months Ended September 30, 2024 and 2023 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2023	$18	$3,758	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	216	(47)
Purchases	—	123	—
Issuances	—	218	17
Sales	—	(531)	—
Settlements	(2)	(247)	27
Balance at September 30, 2023	$16	$3,537	$(39)
Balance at January 1, 2024	$15	$3,378	$(19)
Total realized and unrealized gains (losses):
Included in earnings	—	3	(11)
Purchases	—	230	—
Issuances	—	134	28
Sales	—	(2)	—
Settlements	(2)	(244)	(31)
Balance at September 30, 2024	$13	$3,499	$(33)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2024	$—	$2	$(23)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	September 30, 2024			December 31, 2023
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,574	$1,624	$(50)	$1,575	$1,664	$(89)
Loans and leases	13	14	(1)	15	16	(1)
LHFS at fair value	1,028	1,006	22	852	828	24
Brokered time deposits	99	100	(1)	—	—	—

Truist Financial Corporation 41

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end. The carrying values represent end of period values, which approximate the fair value. These assets are considered to be Level 3 assets.

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Carrying value:
LHFS	$6	$19
Loans and leases	695	840
Other	159	454

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Valuation adjustments:
LHFS	$(17)	$(40)
Loans and leases	(808)	(428)
Other	(234)	(198)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM. The table above excludes $244 million and $409 million of LHFS carried at cost at September 30, 2024 and December 31, 2023, respectively, that did not require a valuation adjustment during the period. The remainder of LHFS is carried at fair value.

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

		September 30, 2024		December 31, 2023
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$51,495	$43,229	$54,107	$44,630
Loans and leases HFI, net of ALLL	Level 3	298,229	295,020	307,248	300,830
Financial liabilities:
Time deposits	Level 2	37,853	37,769	43,561	43,368
Long-term debt	Level 2	36,770	37,082	38,918	38,353

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $298 million and $295 million at September 30, 2024 and December 31, 2023, respectively.

42 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	September 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$49,614	$1	$—	$17,673	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	9,518	—	—	14,268	—	—
Swaps hedging AFS securities	15,823	1	—	24,178	—	—
Swaps hedging U.S. Treasury	980	—	—	—	—	—
Total	26,321	1	—	38,446	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	149,463	642	(1,263)	154,692	637	(1,926)
Options	23,125	50	(43)	34,593	114	(106)
Forward commitments	1,687	2	(6)	178	—	(11)
Other	3,495	2	(1)	3,033	—	—
Equity contracts	43,013	1,842	(2,508)	39,561	1,164	(1,733)
Credit contracts:
Trading assets	340	—	—	100	—	—
Loans and leases	325	—	—	225	—	—
Risk participation agreements	7,228	—	(2)	7,499	—	(3)
Total return swaps	1,341	37	(4)	1,598	41	(7)
Foreign exchange contracts	25,311	270	(252)	24,480	256	(256)
Commodity	10,528	387	(372)	8,367	513	(503)
Total	265,856	3,232	(4,451)	274,326	2,725	(4,545)
Mortgage banking:
Interest rate contracts:
Swaps	200	—	—	105	—	—
Options	400	1	—	400	3	—
Interest rate lock commitments	1,279	4	(5)	746	5	(10)
When issued securities, forward rate agreements and forward commitments	1,826	7	(5)	1,438	12	(17)
Other	101	—	—	94	—	—
Total	3,806	12	(10)	2,783	20	(27)
MSRs:
Interest rate contracts:
Swaps	19,223	1	—	15,252	—	—
Options	12,842	50	(136)	14,854	75	(109)
When issued securities, forward rate agreements and forward commitments	2,744	12	(8)	933	8	—
Other	2,173	2	(1)	1,692	—	(1)
Total	36,982	65	(145)	32,731	83	(110)
Total derivatives not designated as hedges	306,644	3,309	(4,606)	309,840	2,828	(4,682)
Total derivatives	$382,579	3,311	(4,606)	$365,959	2,828	(4,682)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,601)	1,601		(1,268)	1,268
Cash collateral (received) posted for amounts subject to master netting arrangements		(369)	1,093		(609)	817
Net amount		$1,341	$(1,912)		$951	$(2,597)

Truist Financial Corporation 43

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

September 30, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,590	$(1,175)	$415	$—	$415
Derivatives not subject to master netting arrangement or similar arrangement	188	—	188	—	188
Exchange traded derivatives	1,533	(795)	738	—	738
Total derivative assets	$3,311	$(1,970)	$1,341	$—	$1,341
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,182)	$1,899	$(1,283)	$150	$(1,133)
Derivatives not subject to master netting arrangement or similar arrangement	(628)	—	(628)	—	(628)
Exchange traded derivatives	(796)	795	(1)	—	(1)
Total derivative liabilities	$(4,606)	$2,694	$(1,912)	$150	$(1,762)

December 31, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,775	$(1,392)	$383	$—	$383
Derivatives not subject to master netting arrangement or similar arrangement	97	—	97	—	97
Exchange traded derivatives	956	(485)	471	—	471
Total derivative assets	$2,828	$(1,877)	$951	$—	$951
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,627)	$1,600	$(2,027)	$151	$(1,876)
Derivatives not subject to master netting arrangement or similar arrangement	(568)	—	(568)	—	(568)
Exchange traded derivatives	(487)	485	(2)	—	(2)
Total derivative liabilities	$(4,682)	$2,085	$(2,597)	$151	$(2,446)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	September 30, 2024			December 31, 2023
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)(2)	$29,391	$378	$16	$51,782	$6	$(5)
Loans and leases	308	—	5	322	—	7
Long-term debt	30,165	(5)	(462)	27,572	(237)	(475)
(1)The amortized cost of AFS securities was $34.1 billion at September 30, 2024 and $62.2 billion at December 31, 2023. Further, as of September 30, 2024, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $31.9 billion, of which $15.8 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.
(2)The decline in hedged AFS securities from December 31, 2023 to September 30, 2024 was due to the balance sheet repositioning in May 2024. Refer to “Note 4. Investment Securities” for additional information.

44 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$557	$(351)	$125	$(607)
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Commercial Loans	(108)	(17)	(242)	(22)

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Investment securities:
Amounts related to interest settlements	$86	$119	$368	$282
Recognized on derivatives	(535)	326	101	273
Recognized on hedged items	547	(323)	(74)	(248)
Net income (expense) recognized(1)	98	122	395	307
Loans and leases:
Recognized on hedged items	(1)	(1)	(2)	(2)
Long-term debt:
Amounts related to interest settlements	(71)	(56)	(161)	(149)
Recognized on derivatives	472	(319)	177	(454)
Recognized on hedged items	(496)	326	(244)	483
Net income (expense) recognized	(95)	(49)	(228)	(120)
Net income (expense) recognized, total	$2	$72	$165	$185
(1)Includes $10 million and $30 million of income recognized for the three and nine months ended September 30, 2024, respectively, and $12 million and $33 million for the three and nine months ended September 30, 2023, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
Truist Financial Corporation 45

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$132	$(106)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	(152)	(194)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(115)	(203)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(100)	$(64)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(86)	(60)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $383 million at September 30, 2024 and $413 million at December 31, 2023.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2024	2023	2024	2023
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$(16)	$37	$50	$123
Foreign exchange contracts	Investment banking and trading income and other income	(72)	118	29	89
Equity contracts	Investment banking and trading income and other income	34	(14)	24	(34)
Credit contracts	Investment banking and trading income and other income	(9)	(33)	(19)	(92)
Commodity contracts	Investment banking and trading income	3	3	9	20
Mortgage banking:
Interest rate contracts – residential	Mortgage banking income	(34)	39	(35)	61
Interest rate contracts – commercial	Mortgage banking income	—	—	—	(1)
MSRs:
Interest rate contracts – residential	Mortgage banking income	84	(162)	(30)	(244)
Interest rate contracts – commercial	Mortgage banking income	14	(9)	7	(13)
Total		$4	$(21)	$35	$(91)

46 Truist Financial Corporation

Credit Derivative Instruments

As part of the Company’s corporate and investment banking business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At September 30, 2024, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Risk participation agreements:
Maximum potential amount of exposure	$402	$520
Total return swaps:
Cash and other collateral received	311	437

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Dealer and other counterparties:
Cash and other collateral received from counterparties	$489	$609
Derivatives in a net gain position secured by collateral received	468	735
Unsecured positions in a net gain with counterparties after collateral postings	92	126
Cash collateral posted to counterparties	1,247	960
Derivatives in a net loss position secured by collateral	1,332	1,052
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	14	14
Derivatives in a net loss position	—	8
Derivatives in a net gain position	12	2
Securities pledged to central counterparties clearing	492	1,249

Truist Financial Corporation 47

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2024	2023	2024	2023
Net income (loss) available to common shareholders from continuing operations	$1,333	$1,003	$(1,623)	$3,404
Net income available to common shareholders from discontinued operations	3	68	4,876	311
Net income available to common shareholders	$1,336	$1,071	$3,253	$3,715
Weighted average number of common shares	1,334,212	1,333,522	1,335,812	1,331,377
Effect of dilutive outstanding equity-based awards(1)	14,917	7,052	—	7,664
Weighted average number of diluted common shares	1,349,129	1,340,574	1,335,812	1,339,041
Basic earnings from continuing operations	$1.00	$0.75	$(1.21)	$2.56
Basic earnings from discontinued operations	—	0.05	3.65	0.23
Basic EPS	$1.00	$0.80	$2.44	$2.79
Diluted earnings from continuing operations	$0.99	$0.75	$(1.21)	$2.54
Diluted earnings from discontinued operations	—	0.05	3.65	0.23
Diluted EPS	$0.99	$0.80	$2.44	$2.77
Anti-dilutive awards	—	5,875	12,945	4,665
(1)For periods ended with a net loss available to common shareholders from continuing operations, the calculation of GAAP diluted EPS uses the basic weighted average shares outstanding.

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

Consumer and Small Business Banking

CSBB serves consumer and small business clients, providing deposits and payment services, credit cards, loans, and mortgages through an extensive network of branches, ATMs, digital channels, contact centers, and other channels. Lending solutions include personal and unsecured loans originated through the branch network and digital channels; indirect lending services providing a comprehensive set of technology-enabled consumer lending solutions including point-of-sale offerings for autos, recreational vehicles, outdoor power sports, outdoor power equipment, and home improvement; and real estate lending providing residential mortgages through its retail, direct, and correspondent channels, with the loans either sold in the secondary market, typically with servicing rights retained, or held in the Company’s loan portfolio, and home equity loans delivered through the branch network. CSBB also serves as an entry point for clients to access services from other businesses.

48 Truist Financial Corporation

Wholesale Banking

WB segment delivers a comprehensive suite of tailored solutions with specialized product and industry expertise delivered through local coverage of corporate, commercial, and real estate clients combined with national coverage from investment banking and CRE businesses. This segment is focused on providing core banking, cash management, payments, specialized lending, investment banking, capital markets, strategic advisory, and market-making. In addition to the services provided by Truist’s SEC registered investment advisors, Truist’s wealth professionals provide asset management, trust, brokerage, and investment-related services, institutional investment management, full-service, and online/discount brokerage products, family office services, as well as other wealth management disciplines.

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most bank-owned real estate assets, as well as the Company’s functional activities such as finance, enterprise risk, legal, and enterprise technology and management, among others. Additionally, OT&C houses intercompany eliminations, including intersegment net referral fees and residual interest rate risk.

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

Because business segment results are presented based on management accounting practices, the transition to the consolidated results prepared under U.S. GAAP creates certain differences, which are reflected as residuals in OT&C. Business segment reporting conventions include the items as detailed below.

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

Corporate expense allocations, including overhead or functional expenses that are not directly charged to the segments, are allocated to segments based on various drivers (number of FTEs, number of accounts, loan balances, net revenue, etc.). Recoveries for these allocations are reported in OT&C. In the third quarter of 2024, the Company’s corporate expense allocation methodology was enhanced to allocate certain overhead or functional expenses based on actual OT&C noninterest expense performance. Prior period results have been revised for the CSBB, WB, and OT&C segments to conform to the current allocation methodology.

As a result of the methodology change, CSBB noninterest expense increased $43 million and $195 million, for the three and nine months ended September 30, 2023, respectively, with an off-setting decrease in OT&C noninterest expense. For the same reason, WB noninterest expense increased $76 million and $234 million for the three and nine months ended September 30, 2023, respectively, with an off-setting decrease in OT&C noninterest expense.

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

Truist Financial Corporation 49

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income (expense)	$1,344	$1,371	$2,105	$2,321	$153	$(157)	$3,602	$3,535
Net intersegment interest income (expense)	1,302	1,242	(460)	(613)	(842)	(629)	—	—
Segment net interest income	2,646	2,613	1,645	1,708	(689)	(786)	3,602	3,535
Allocated provision for credit losses	353	259	96	243	(1)	(5)	448	497
Segment net interest income after provision	2,293	2,354	1,549	1,465	(688)	(781)	3,154	3,038
Noninterest income	506	433	1,047	897	(70)	4	1,483	1,334
Amortization of intangibles	45	52	39	46	—	—	84	98
Other noninterest expense	1,618	1,652	1,197	1,307	28	3	2,843	2,962
Income (loss) before income taxes from continuing operations	1,136	1,083	1,360	1,009	(786)	(780)	1,710	1,312
Provision (benefit) for income taxes	271	260	275	194	(275)	(251)	271	203
Segment net income (loss) from continuing operations	$865	$823	$1,085	$815	$(511)	$(529)	$1,439	$1,109

Identifiable assets (period end) of continuing operations	$144,285	$153,412	$205,584	$212,703	$173,565	$169,119	$523,434	$535,234

Nine Months Ended September 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net interest income (expense)	$3,899	$4,606	$6,522	$6,869	$80	$(470)	$10,501	$11,005
Net intersegment interest income (expense)	3,991	3,340	(1,510)	(1,576)	(2,481)	(1,764)	—	—
Segment net interest income	7,890	7,946	5,012	5,293	(2,401)	(2,234)	10,501	11,005
Allocated provision for credit losses	965	756	436	787	(2)	(6)	1,399	1,537
Segment net interest income after provision	6,925	7,190	4,576	4,506	(2,399)	(2,228)	9,102	9,468
Noninterest income	1,513	1,496	3,010	2,724	(6,806)	(85)	(2,283)	4,135
Amortization of intangibles	136	158	122	139	3	—	261	297
Other noninterest expense	4,775	4,980	3,714	3,934	224	(90)	8,713	8,824
Income (loss) before income taxes from continuing operations	3,527	3,548	3,750	3,157	(9,432)	(2,223)	(2,155)	4,482
Provision (benefit) for income taxes	846	847	749	619	(2,416)	(672)	(821)	794
Segment net income (loss) from continuing operations	$2,681	$2,701	$3,001	$2,538	$(7,016)	$(1,551)	$(1,334)	$3,688

Identifiable assets (period end) of continuing operations	$144,285	$153,412	$205,584	$212,703	$173,565	$169,119	$523,434	$535,234
(1)Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.
50 Truist Financial Corporation

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist is $579 million, with $507 million recognized in the fourth quarter of 2023 and additional adjustments of $72 million recognized for the nine months ended September 30, 2024 due to changes in the estimated relevant losses to the DIF reported by the FDIC. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly installments. The special assessment will be paid in ten quarterly installments, which began in the second quarter of 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank, which could result in additional expense.

In June 2024, the FDIC adopted a final rule that significantly modified the required frequency and informational content of resolution plan submissions applicable to insured depository institutions with $50 billion or more in total assets (“IDI Resolution Plans”). As a result of the rule, Truist Bank is required to submit to the FDIC a full IDI Resolution Plan every three years and an interim supplement in the years in which a full IDI Resolution Plan is not due. The final rule introduces a new credibility standard for evaluating the adequacy of IDI Resolution Plan submissions, including increased engagement and capabilities testing. The contours of the FDIC’s application of this new credibility standard remain to be seen and may require the exercise of a meaningful degree of judgment by the FDIC. A failure by Truist Bank to satisfy the credibility standard, or any other provision of the rule, may cause the FDIC to require Truist Bank to reconsider portions of its IDI Resolution Plan or result in an enforcement action by the FDIC. The final rule was effective October 1, 2024. Truist Bank’s first interim supplement is due July 1, 2025, and its full IDI Resolution Plan submission is due July 1, 2026.

In August 2024, the FDIC and the FRB issued final joint guidance regarding resolution plans submitted by large bank holding companies (“165(d) Resolution Plans”). Truist, as a domestic triennial full filer, is required to submit a 165(d) Resolution Plan every three years alternating between full plans and targeted plans. Truist’s next full 165(d) Resolution Plan is due October 1, 2025. Truist’s 165(d) Resolution Plan is required to reflect the firm’s business operations and interconnectedness and support the goal of substantially mitigating serious adverse effects on the financial stability of the United States in the event of the firm’s failure. The agencies have proposed a rule requiring large bank holding companies to issue long-term debt that would serve as pre-positioned resolution resources in the event of a firm’s failure. When finalized and implemented, the long-term debt rule may impact Truist’s 165(d) Resolution Plan strategy.

Truist Financial Corporation 51

In July 2024, the FDIC released a proposed rule to amend its regulations under the Change in Bank Control Act, which generally provides that no person may directly or indirectly acquire control of an insured depository institution unless the person has given the appropriate federal banking agency prior notice of the proposed transaction and the agency has not disapproved it. The FDIC’s regulations contain a rebuttable presumption that the acquisition of voting securities of a holding company like Truist that directly or indirectly controls an insured state nonmember bank like Truist Bank constitutes such an acquisition of control requiring prior notice to the FDIC if, immediately after the transaction, the acquiring person will own, control, or hold with power to vote 10 percent or more of any class of voting securities of the holding company and other specified conditions are met. The proposed rule removes an explicit exemption for transactions where the FRB reviews a notice under the Change in Bank Control Act. In addition, the FDIC seeks information and comment about its approach in response to these notices, including the role played by asset managers and other institutional investors with FDIC-supervised institutions. We continue to evaluate this proposal and its potential impacts, if adopted as proposed, on the Company and Truist Bank.

In September 2024, the FDIC adopted a final statement of policy regarding its review of Bank Merger Act applications. The final policy statement addresses, among other things, the scope of transactions subject to FDIC approval, a more rigorous FDIC process for evaluating Bank Merger Act applications, and the FDIC Board's heightened expectations with respect to the Bank Merger Act’s statutory factors. As a result, Bank Merger Act applications to the FDIC will now require additional information and transactions that would result in a bank with $100 billion or more in total consolidated assets will be subject to heightened scrutiny. As a result, this new policy and heightened scrutiny will impact any merger transaction in which Truist Bank is involved.

In October 2024, the CFPB finalized a rule under the Dodd-Frank Act, which requires certain entities, including Truist and Truist Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The rule also requires data providers holding a consumer account, such as Truist Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Data providers are prohibited from charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include Truist and Truist Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers' requested product or service, including uses that are reasonably necessary to improve the product or service. The compliance date for a data provider that is a depository institution with over $250 billion in total assets is April 1, 2026; however, the final rule is subject to ongoing litigation that could impact whether and when Truist and Truist Bank are required to comply with the rule. We continue to evaluate the final rule and the potential impacts on the Company.

Executive Overview

In the third quarter of 2024, we made considerable progress on driving revenue growth through our core banking business by adding new clients, deepening relationships with existing clients, hiring and developing talented teammates, and investing in technology and risk infrastructure while maintaining strong expense discipline. The Company expects to continue to make substantial investments in teammates, technology, and risk infrastructure while pursuing its strategic objectives, including revenue growth and expense discipline.

We also returned $1.2 billion of capital to our shareholders through common stock dividends and $500 million of common share repurchases during the third quarter of 2024. We have $4.5 billion remaining under our $5.0 billion repurchase authorization through the end of 2026.

In July 2024, we successfully completed the sale of Sterling Capital Management LLC, an asset management business. Cash proceeds and the initial gain recognized on the sale were not material.

Hurricanes Helene and Milton affected teammates and clients in many communities Truist serves. We are working closely with those impacted by these disasters and are committed to help these communities rebuild. Together, we will continue to deliver on our purpose and care for our clients, which fuel our momentum and growth.

In October 2024, our new CIO joined the Company, leading the enterprise technology team. The new CIO has over 25 years of experience across a range of technology roles, primarily in the financial services industry. Also in October 2024, consistent with heightened and evolving regulatory requirements and supervisory expectations, the Board refocused the responsibilities of the Technology Committee on technology strategy and operations and reassigned responsibility for the oversight of technology risk reporting, mitigation strategies, and initiatives to the Risk Committee.

52 Truist Financial Corporation

Financial Results

Net income available to common shareholders for the third quarter of 2024 of $1.3 billion was up 25% compared with the third quarter of 2023. On a diluted per common share basis, earnings for the third quarter of 2024 were $0.99, an increase of $0.19, or 24%, compared to the third quarter of 2023. Truist’s results of operations for the third quarter of 2024 produced an annualized return on average assets of 1.10% and an annualized return on average common shareholders’ equity of 9.1% compared to prior year returns of 0.86% and 7.5%, respectively.

Net income from continuing operations was $1.4 billion for the third quarter of 2024, compared to net income of $1.1 billion for the third quarter of 2023.

Taxable-equivalent net interest income for the third quarter of 2024 was up $65 million, or 1.8%, compared to the third quarter of 2023 primarily due to the balance sheet repositioning completed during the second quarter of 2024. Net interest margin was 3.12%, up 20 basis points.

•The yield on the average total loan portfolio was 6.41%, up 16 basis points and the yield on the average securities portfolio was 2.97%, up 72 basis points, reflecting the balance sheet repositioning and higher average market interest rates.
•The average cost of total deposits was 2.08%, up 24 basis points. The average cost of short-term borrowings was 5.41%, down six basis points. The average cost of long-term debt was 5.13%, up 62 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Noninterest income was up $149 million, or 11%, compared to the third quarter of 2023 primarily due to higher investment banking and trading income and service charges on deposits, partially offset by lower other income.

Noninterest expense was down $133 million, or 4.3%, compared to the third quarter of 2023 due to decreases in other expense, personnel expense, restructuring charges, and the FDIC special assessment (reduction of $16 million in the third quarter of 2024) (regulatory costs), partially offset by an increase in professional services and outside processing expense. Restructuring charges decreased $36 million driven by lower severance charges. Adjusted noninterest expense, which excludes the FDIC special assessment adjustment, restructuring charges, and the amortization of intangibles, decreased $67 million, or 2.3%, compared to the earlier quarter.

The higher effective tax rate for the third quarter of 2024 compared to the third quarter of 2023 is due to higher full year forecasted effective tax rate in the current year, excluding the pre-tax loss from the balance sheet repositioning of securities.

Asset quality remained strong during the third quarter of 2024.

•Nonperforming loans and leases held for investment were 0.48% of loans and leases held for investment at September 30, 2024, up two basis points compared to June 30, 2024.
•Loans 90 days or more past due and still accruing totaled $518 million at September 30, 2024, up one basis point as a percentage of loans and leases compared with June 30, 2024. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at September 30, 2024, unchanged from June 30, 2024.
•The allowance for credit losses was $5.1 billion and includes $4.8 billion for the allowance for loan and lease losses and $298 million for the reserve for unfunded commitments. The ALLL ratio was 1.60%, up three basis points compared with June 30, 2024.
•The provision for credit losses was $448 million compared to $497 million for the third quarter of 2023 primarily reflecting a lower allowance build, partially offset by additional reserves related to Hurricane Helene.
•The net charge-off ratio was 55 basis points, up 4 basis points compared to the third quarter of 2023 primarily driven by higher net charge-offs in the other consumer and credit card portfolios, partially offset by lower net charge-offs in the CRE portfolio.

Capital ratios remained strong during the third quarter of 2024.

•Truist’s CET1 ratio was 11.6% as of September 30, 2024, flat compared to June 30, 2024 as current quarter earnings were partially offset by dividends and share repurchases.
•Truist declared common dividends of $0.52 per share during the third quarter of 2024 and repurchased $500 million of common stock. For the third quarter of 2024, the dividend payout ratio was 52%, and the total payout ratio was 90%.
•Truist’s average consolidated LCR was 112% for the three months ended September 30, 2024, compared to the regulatory minimum of 100%.
•In November 2024, the Company announced the forthcoming redemption of all outstanding shares of its perpetual preferred stock series L and the corresponding depositary shares representing fractional interests in such series for $750 million.

Truist Financial Corporation 53

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the third quarter of 2024 was up $65 million, or 1.8%, compared to the third quarter of 2023 primarily due to the balance sheet repositioning. Net interest margin was 3.12%, up 20 basis points.

•Average earning assets decreased $22.9 billion, or 4.7%, primarily due to a decrease in average securities of $19.0 billion, or 14%, and a decline in average total loans of $15.3 billion, or 4.8%, partially offset by growth in other earning assets of $10.4 billion, or 36%. The decrease in average securities and increase in average other earning assets primarily reflects the balance sheet repositioning.
•The yield on the average total loan portfolio was 6.41%, up 16 basis points and the yield on the average securities portfolio was 2.97%, up 72 basis points, reflecting the balance sheet repositioning and higher average market interest rates.
•Average deposits decreased $16.7 billion, or 4.2%, average short-term borrowings decreased $4.1 billion, or 17%, and average long-term debt decreased $8.0 billion, or 19%.
•The average cost of total deposits was 2.08%, up 24 basis points. The average cost of short-term borrowings was 5.41%, down six basis points. The average cost of long-term debt was 5.13%, up 62 basis points. The increase in rates on deposits and other funding sources was largely attributable to the higher rate environment.

Taxable-equivalent net interest income for the nine months ended September 30, 2024 was down $505 million, or 4.5%, compared to the nine months ended September 30, 2023 primarily due to higher funding costs and lower earning assets, partially offset by the balance sheet repositioning. Net interest margin was 3.01%, up two basis points compared to the prior period.

•Average earning assets decreased $25.9 billion, or 5.2%, compared to the prior period primarily due to declines in average total loans of $18.0 billion, or 5.5%, and average securities of $15.2 billion, or 11%, partially offset by an increase in other earning assets of $6.8 billion, or 23%. The change in average securities was driven by maturities and the balance sheet repositioning. The change in other earning assets (increase in balances held at the Federal Reserve) was driven by the balance sheet repositioning.
•The yield on the average total loan portfolio was 6.41% for 2024, up 37 basis points, compared to the prior period primarily reflecting higher market interest rates. The yield on the average securities portfolio was 2.72% for 2024, up 54 basis points compared to the prior period, reflecting the balance sheet repositioning and higher market interest rates.
•Average deposits decreased $15.9 billion, or 4.0%, average short-term borrowings were flat, and average long-term debt decreased $15.1 billion, or 29% due to decreased funding needs.
•The average cost of total deposits was 2.07% for 2024, up 57 basis points compared to the prior period. The average cost of short-term borrowings was 5.55% for 2024, up 42 basis points compared to the prior period. The average cost on long-term debt was 4.90% for 2024, up 49 basis points compared to the prior period. The increases in rates on deposits and other funding sources was largely attributable to the higher rate environment.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
54 Truist Financial Corporation

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2024	2023	2024	2023	2024	2023		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$12,986	$10,886	4.65%	1.27%	$151	$34	$117	$109	$8
GSE	377	339	3.41	2.92	4	3	1	1	—
Agency MBS	103,374	120,717	2.75	2.32	711	701	10	119	(109)
States and political subdivisions	417	423	4.14	4.12	3	4	(1)	—	(1)
Non-agency MBS	—	3,781	—	2.33	—	22	(22)	(11)	(11)
Other	18	20	5.18	5.55	1	1	—	—	—
Total securities	117,172	136,166	2.97	2.25	870	765	105	218	(113)
Interest earning trading assets	5,454	4,380	6.05	6.91	84	76	8	(10)	18
Other earning assets(3)	38,933	28,574	5.54	5.74	549	413	136	(14)	150
Loans and leases, net of unearned income:
Commercial and industrial	154,102	164,022	6.41	6.50	2,482	2,686	(204)	(38)	(166)
CRE	21,481	22,812	6.88	6.85	373	396	(23)	2	(25)
Commercial Construction	7,870	6,194	7.79	7.83	152	120	32	(1)	33
Residential mortgage	53,999	56,135	3.89	3.79	525	532	(7)	14	(21)
Home equity	9,703	10,243	8.04	7.61	196	196	—	11	(11)
Indirect auto	22,121	24,872	7.18	6.16	399	386	13	59	(46)
Other consumer	29,015	28,963	8.26	7.43	603	542	61	60	1
Student	—	—	—	—	—	1	(1)	—	(1)
Credit card	4,874	4,875	12.20	11.62	150	143	7	7	—
Total loans and leases HFI	303,165	318,116	6.41	6.25	4,880	5,002	(122)	114	(236)
LHFS	1,413	1,765	6.49	6.20	24	28	(4)	1	(5)
Total loans and leases	304,578	319,881	6.41	6.25	4,904	5,030	(126)	115	(241)
Total earning assets	466,137	489,001	5.47	5.11	6,407	6,284	123	309	(186)
Nonearning assets	53,278	50,968
Assets of discontinued operations	—	7,735
Total assets	$519,415	$547,704
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$103,899	$101,252	2.80	2.40	732	611	121	105	16
Money market and savings	136,639	139,961	2.66	2.35	914	829	85	105	(20)
Time deposits	37,726	40,920	3.88	4.05	368	418	(50)	(17)	(33)
Total interest-bearing deposits	278,264	282,133	2.88	2.61	2,014	1,858	156	193	(37)
Short-term borrowings	20,781	24,894	5.41	5.47	282	343	(61)	(4)	(57)
Long-term debt	35,318	43,353	5.13	4.51	454	491	(37)	62	(99)
Total interest-bearing liabilities	334,363	350,380	3.27	3.05	2,750	2,692	58	251	(193)
Noninterest-bearing deposits	106,080	118,905
Other liabilities	13,631	11,699
Liabilities of discontinued operations	—	3,408
Shareholders’ equity	65,341	63,312
Total liabilities and shareholders’ equity	$519,415	$547,704
Average interest-rate spread			2.20%	2.06%
NIM/net interest income - taxable equivalent			3.12%	2.92%	$3,657	$3,592	$65	$58	$7
Taxable-equivalent adjustment					$55	$57
Memo: Total deposits	$384,344	$401,038	2.08%	1.84%	$2,014	$1,858	$156
(1)Represents daily average balances. Unrealized gains and losses on available-for-sale securities are included in nonearning assets. Active hedge basis adjustments for fair value hedges are included in nonearning assets and other liabilities. In the third quarter of 2024, Truist revised its presentation of active hedge basis adjustments for fair value hedges on securities to be included in nonearning assets for all periods presented.
(2)Yields are stated on a TE basis utilizing a federal tax rate of 21%. Interest income includes certain fees, deferred costs, and dividends. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
Truist Financial Corporation 55

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Nine Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2024	2023	2024	2023	2024	2023		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$11,332	$11,039	3.41%	1.14%	$289	$94	$195	$192	$3
GSE	383	334	3.36	2.83	10	8	2	1	1
Agency MBS	109,654	123,060	2.63	2.26	2,166	2,085	81	321	(240)
States and political subdivisions	419	424	4.14	4.12	12	13	(1)	—	(1)
Non-agency MBS	1,712	3,846	2.85	2.33	37	67	(30)	13	(43)
Other	18	23	5.28	5.34	1	1	—	—	—
Total securities	123,518	138,726	2.72	2.18	2,515	2,268	247	527	(280)
Interest earning trading assets	5,272	4,759	6.21	6.54	247	234	13	(12)	25
Other earning assets(3)	36,261	29,463	5.58	5.13	1,536	1,143	393	108	285
Loans and leases, net of unearned income:
Commercial and industrial	156,501	165,231	6.49	6.26	7,604	7,732	(128)	283	(411)
CRE	21,948	22,736	6.92	6.64	1,143	1,135	8	48	(40)
Commercial Construction	7,551	5,994	7.82	7.54	436	332	104	13	91
Residential mortgage	54,518	56,291	3.86	3.76	1,578	1,589	(11)	41	(52)
Home equity	9,812	10,483	7.99	7.22	587	566	21	59	(38)
Indirect auto	22,170	26,381	6.94	5.99	1,152	1,182	(30)	173	(203)
Other consumer	28,545	28,242	8.17	7.10	1,745	1,500	245	229	16
Student	—	3,280	—	6.92	—	170	(170)	(85)	(85)
Credit card	4,900	4,836	12.10	11.51	444	416	28	22	6
Total loans and leases HFI	305,945	323,474	6.41	6.04	14,689	14,622	67	783	(716)
LHFS	1,241	1,727	6.49	6.25	61	81	(20)	3	(23)
Total loans and leases	307,186	325,201	6.41	6.04	14,750	14,703	47	786	(739)
Total earning assets	472,237	498,149	5.38	4.92	19,048	18,348	700	1,409	(709)
Nonearning assets	50,114	51,913
Assets of discontinued operations	3,396	7,612
Total assets	$525,747	$557,674
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$103,777	$104,053	2.73	1.99	2,123	1,549	574	578	(4)
Money market and savings	135,537	139,305	2.58	1.91	2,619	1,991	628	683	(55)
Time deposits	40,295	35,189	4.15	3.68	1,252	970	282	132	150
Total interest-bearing deposits	279,609	278,547	2.86	2.16	5,994	4,510	1,484	1,393	91
Short-term borrowings	24,329	24,317	5.55	5.13	1,010	932	78	78	—
Long-term debt	37,579	52,663	4.90	4.41	1,382	1,739	(357)	179	(536)
Total interest-bearing liabilities	341,517	355,527	3.28	2.70	8,386	7,181	1,205	1,650	(445)
Noninterest-bearing deposits	107,529	124,533
Other liabilities	13,278	11,265
Liabilities of discontinued operations	1,401	3,181
Shareholders’ equity	62,022	63,168
Total liabilities and shareholders’ equity	$525,747	$557,674
Average interest-rate spread			2.10%	2.22%
NIM/net interest income - taxable equivalent			3.01%	2.99%	$10,662	$11,167	$(505)	$(241)	$(264)
Taxable-equivalent adjustment					$161	$162
Memo: Total deposits	$387,138	$403,080	2.07%	1.50%	$5,994	$4,510	$1,484
(1)Represents daily average balances. Unrealized gains and losses on available-for-sale securities are included in nonearning assets. Active hedge basis adjustments for fair value hedges are included in nonearning assets and other liabilities. In the third quarter of 2024, Truist revised its presentation of active hedge basis adjustments for fair value hedges on securities to be included in nonearning assets for all periods presented.
(2)Yields are stated on a TE basis utilizing a federal tax rate of 21%. Interest income includes certain fees, deferred costs, and dividends. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
56 Truist Financial Corporation

Provision for Credit Losses

The provision for credit losses was $448 million compared to $497 million for the third quarter of 2023. The net charge-off ratio for the current quarter of 0.55% was up four basis points compared to the prior quarter.

•The decrease in the current quarter provision expense primarily reflects a lower allowance build, partially offset by additional reserves related to Hurricane Helene.
•The net charge-off ratio was up compared to the third quarter of 2023 primarily driven by higher net charge-offs in the other consumer and credit card portfolios, partially offset by lower net charge-offs in the CRE portfolio.

The provision for credit losses was $1.4 billion for the nine months ended September 30, 2024 compared to $1.5 billion for the nine months ended September 30, 2023. The net charge-off ratio for the current period of 0.59% was up 12 basis points compared to the prior period.

•The decrease in the current period provision expense primarily reflects a lower allowance build, partially offset by additional reserves related to Hurricane Helene.
•The net charge-off ratio was up compared to the prior period driven by higher charge-offs in the CRE, other consumer, credit card, and indirect auto portfolios, partially offset by lower net charge-offs in the commercial and industrial portfolio. Additionally, the prior period included $98 million of charge-offs related to the sale of the student loan portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Wealth management income	$350	$343	2.0%	$1,067	$1,012	5.4%
Investment banking and trading income	332	185	79.5	941	657	43.2
Card and payment related fees	222	238	(6.7)	676	704	(4.0)
Service charges on deposits	221	154	43.5	678	644	5.3
Mortgage banking income	106	102	3.9	315	343	(8.2)
Lending related fees	88	102	(13.7)	273	294	(7.1)
Operating lease income	49	63	(22.2)	158	194	(18.6)
Securities gains (losses)	—	—	—	(6,650)	—	NM
Other income	115	147	(21.8)	259	287	(9.8)
Total noninterest income	$1,483	$1,334	11.2	$(2,283)	$4,135	(155.2)

Noninterest income was up $149 million, or 11%, compared to the third quarter of 2023 primarily due to higher investment banking and trading income and service charges on deposits, partially offset by lower other income.

•Investment banking and trading income increased due to higher bond and equity originations and higher structured real estate income.
•Service charges on deposits increased due to a prior period reduction in deposit service charge fees due to client refund accruals resulting from a revision in deposit service fee protocols, partially offset by a decline as a result of continued growth of Truist One Banking.
•Other income decreased due to lower equity investment income due to gains in the third quarter of 2023, lower income from investments held for certain post-retirement benefits (which is primarily offset by lower personnel expense), and a valuation decrease for derivatives related to Visa shares, partially offset by the gain on the sale of Sterling Capital Management LLC.

Truist Financial Corporation 57

Noninterest income was down $6.4 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to $6.7 billion of securities losses resulting from the balance sheet repositioning and lower operating lease income, other income, mortgage banking income, and card and payment related fees, partially offset by higher investment banking and trading income, wealth management income, and service charges on deposits. Excluding securities losses, noninterest income was up $232 million, or 5.6%, compared to the prior period.

•Investment banking and trading income increased due to higher bond and equity originations, structured real estate income, loan syndication fees, and merger and acquisition fees, partially offset by lower trading income.
•Wealth management income increased due to higher assets under management.
•Service charges on deposits increased due to a prior period reduction in deposit service charge fees due to client refund accruals resulting from a revision in deposit service fee protocols, partially offset by a decline as a result of continued growth of Truist One Banking.
•Operating lease income decreased due to the runoff of operating lease balances.
•Other income decreased due to lower equity investment income due to gains in 2023, and a valuation decrease for derivatives related to Visa shares, partially offset by higher derivative income and the gain on the sale of Sterling Capital Management LLC.
•Mortgage banking income decreased due to a gain on the sale of a servicing portfolio in the prior year.
•Card and payment related fees decreased due to lower interchange rates, higher rebates, and lower volumes.

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Personnel expense	$1,628	$1,669	(2.5)%	$4,919	$5,042	(2.4)%
Professional fees and outside processing	336	289	16.3	922	887	3.9
Software expense	222	222	—	664	645	2.9
Net occupancy expense	157	164	(4.3)	477	499	(4.4)
Amortization of intangibles	84	98	(14.3)	261	297	(12.1)
Equipment expense	84	89	(5.6)	261	278	(6.1)
Marketing and customer development	75	70	7.1	194	207	(6.3)
Operating lease depreciation	34	43	(20.9)	108	133	(18.8)
Regulatory costs	51	77	(33.8)	288	225	28.0
Restructuring charges	25	61	(59.0)	109	165	(33.9)
Other expense	231	278	(16.9)	771	743	3.8
Total noninterest expense	$2,927	$3,060	(4.3)	$8,974	$9,121	(1.6)

Noninterest expense was down $133 million, or 4.3%, compared to the third quarter of 2023 due to decreases in other expense, personnel expense, restructuring charges, and the FDIC special assessment (reduction of $16 million in the third quarter of 2024) (regulatory costs), partially offset by an increase in professional services and outside processing expense. Restructuring charges decreased $36 million driven by lower severance charges. Adjusted noninterest expense, which excludes the FDIC special assessment adjustment, restructuring charges, and the amortization of intangibles, decreased $67 million, or 2.3%, compared to the earlier quarter.

•Other expense decreased due to the prior period costs associated with a revision in deposit service fee protocols, the prior period resolution of the USAA remote deposit capture patent infringement lawsuit, and lower pension amortization expense.
•Personnel expense decreased due to lower headcount across most lines of business, partially offset by higher incentives.
•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.

Noninterest expense was down $147 million, or 1.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in personnel expense and other expense (excluding the charitable contribution), partially offset by a $150 million charitable contribution to the Truist Foundation (other expense) in 2024 and FDIC special assessment adjustments in 2024 of $72 million (regulatory costs). Restructuring charges decreased $56 million; both periods included restructuring charges for severance charges as well as facilities optimization costs. Adjusted noninterest expenses, which exclude the charitable contribution, the amortization of intangibles, the FDIC special assessment adjustment, restructuring charges, and a small loss on the early extinguishment of debt, decreased $273 million, or 3.2%.

•Personnel expense decreased due to lower headcount across most lines of business, partially offset by higher incentives.
58 Truist Financial Corporation

•Other expense, excluding the aforementioned charitable contribution to the Truist Foundation, decreased primarily due to lower pension expense, the prior period costs associated with a revision in deposit service fee protocols, and the prior period resolution of the USAA remote deposit capture patent infringement lawsuit.
•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.

Restructuring Charges

The following table presents a summary of restructuring charges and the related accruals. The 2024 restructuring costs predominately reflect various initiatives, including costs for severance and other benefits and costs related to exiting facilities.

Table 4: Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jul 1, 2024	Expense	Utilized	Accrual at Sep 30, 2024	Accrual at Jan 1, 2024	Expense	Utilized	Accrual at Sep 30, 2024
Severance and personnel-related	$3	$15	$(17)	$1	$8	$70	$(77)	$1
Occupancy and equipment	—	6	(6)	—	—	31	(31)	—
Professional services	3	2	(2)	3	—	5	(2)	3
Other	—	2	(2)	—	—	3	(3)	—
Total	$6	$25	$(27)	$4	$8	$109	$(113)	$4

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

In the third quarter of 2024, the Company’s corporate expense allocation methodology was enhanced to allocate certain overhead or functional expenses based on actual OT&C noninterest expense performance. Prior period results have been revised for the CSBB, WB, and OT&C segments to conform to the current allocation methodology.

As a result of the methodology change, CSBB noninterest expense increased $43 million and $195 million, for the three and nine months ended September 30, 2023, respectively, with an off-setting decrease in OT&C noninterest expense. For the same reason, WB noninterest expense increased $76 million and $234 million for the three and nine months ended September 30, 2023, respectively, with an off-setting decrease in OT&C noninterest expense.

Table 5: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Consumer and Small Business Banking	$865	$823	5.1%	$2,681	$2,701	(0.7)%
Wholesale Banking	1,085	815	33.1	3,001	2,538	18.2
Other, Treasury & Corporate	(511)	(529)	(3.4)	(7,016)	(1,551)	NM
Truist Financial Corporation	$1,439	$1,109	29.8	$(1,334)	$3,688	(136.2)

Truist Financial Corporation 59

Consumer and Small Business Banking

CSBB net income was $865 million for the third quarter of 2024, an increase of $42 million compared to the third quarter of 2023.

•Segment net interest income increased $33 million primarily driven by higher funding credit on deposits, partially offset by lower average deposit and loan balances.
•The allocated provision for credit losses increased $94 million reflecting an allowance build compared to the earlier period and increased charge-offs in the other consumer and credit card portfolios.
•Noninterest income increased $73 million primarily due to increased service charges on deposits related to a prior period reduction in fees due to client refund accruals resulting from a revision in deposit service fee protocols as well as an increase in residential mortgage income.
•Noninterest expense decreased $41 million compared to the earlier quarter driven by lower salaries and related benefits due to reduced headcount and lower operational charge offs, partially offset by higher enterprise operations, marketing, and finance support.

CSBB average loans and leases held for investment decreased $5.6 billion, or 4.3%, for the third quarter of 2024 compared to the third quarter of 2023, primarily driven by lower loan balances within the prime auto, residential mortgage, unsecured, small business, and home equity portfolios, partially offset by growth in the Service Finance, Sheffield, and Mortgage Warehouse Lending portfolios.

CSBB average total deposits decreased $8.6 billion, or 3.9%, for the third quarter of 2024 compared to the third quarter of 2023, primarily driven by decreases in interest checking, noninterest-bearing deposits, and money market and savings, partially offset by an increase in time deposits.

Wholesale Banking

WB net income was $1.1 billion for the third quarter of 2024, an increase of $270 million compared to the third quarter of 2023.

•Segment net interest income decreased $63 million primarily due to lower deposit and loan balances combined with higher cost of deposits, partially offset by favorable loan spreads.
•The allocated provision for credit losses decreased $147 million which reflects an allowance release in the current quarter compared to an allowance build in the earlier period and lower charge-offs in the CRE portfolio.
•Noninterest income increased $150 million compared to the earlier quarter driven by higher income from structured real estate and bond and equity origination fees.
•Noninterest expense decreased $117 million compared to the earlier quarter primarily due to lower salaries expense driven by reduced headcount and lower restructuring charges as well as lower marketing and finance support charges.

WB average loans held for investment decreased $9.4 billion, or 5.0%, for the third quarter of 2024 compared to the third quarter of 2023, primarily due to decreases in commercial and industrial loan balances.

WB average total deposits decreased $4.8 billion, or 3.3%, for the third quarter of 2024 compared to the third quarter of 2023, primarily due to declines in average noninterest-bearing deposits and money market and savings, partially offset by increases in interest checking balances.

Other, Treasury & Corporate

OT&C generated a net loss of $511 million in the third quarter of 2024, compared to a net loss of $529 million in the third quarter of 2023.

•Segment net interest income increased $97 million primarily due to lower average long-term debt, balance sheet repositioning, and funding charges primarily on loans to other segments, partially offset by funding credit on deposits to other segments.
•Noninterest income decreased $74 million primarily due to an increase in tax gross-up activity offset in the Wholesale Banking segment and lower income from investments held for certain post-retirement benefits (which is primarily offset by lower employee benefits expense).
•Noninterest expense increased $25 million compared to the earlier quarter primarily due to increases in professional fees and outside processing and incentive expenses, partially offset by lower operating charge-offs, occupancy, and pension expenses.

60 Truist Financial Corporation

Nine Months of 2024 compared to Nine Months of 2023

Consumer and Small Business Banking

CSBB net income was $2.7 billion for the nine months ended September 30, 2024, a decrease of $20 million compared to the prior year.

•Segment net interest income decreased $56 million primarily driven by lower loan and deposit balances, partially offset by higher funding credit on deposits.
•The allocated provision for credit losses increased $209 million primarily reflecting an allowance build in the current period compared to same period last year.
•Noninterest income increased $17 million primarily due to increased service charges on deposits, partially offset by lower card and payment related fees and residential mortgage banking income in the current period.
•Noninterest expense decreased $227 million primarily driven by lower personnel expenses, technology project costs, operational charge-offs, amortization of intangibles, and pension costs as well as lower restructuring charges, partially offset by higher enterprise operations, marketing, and finance support expenses.

CSBB average loans and leases held for investment decreased $10.1 billion, or 7.5%, for the nine months ended September 30, 2024 compared to the prior year driven primarily by the sale of the student loan portfolio in the second quarter of 2023 and a decrease in indirect auto loans.

CSBB average total deposits decreased $7.8 billion, or 3.5%, for the nine months ended September 30, 2024 compared to the prior year primarily due to decreases in average interest-bearing checking, noninterest-bearing deposits, and money market and savings, partially offset by an increase in time deposits.

Wholesale Banking

WB net income was $3.0 billion for the nine months ended September 30, 2024, an increase of $463 million compared to the prior year.

•Segment net interest income decreased $281 million primarily due to lower deposit and loan balances combined with higher cost of deposits, partially offset by favorable loan spreads.
•The allocated provision for credit losses decreased $351 million, which primarily reflects a larger allowance build in the earlier period.
•Noninterest income increased $286 million primarily due to increases in investment banking income across all products and income from wealth management, partially offset by lower income from strategic investments.
•Noninterest expense decreased $237 million primarily due to lower personnel, restructuring, and pension expenses as well as lower marketing and finance support expenses.

WB average loans and leases held for investment decreased $7.5 billion, or 4.0%, for the nine months ended September 30, 2024 compared to the prior year driven by decreases in the commercial and industrial portfolio.

WB average total deposits decreased $9.5 billion, or 6.3%, for the nine months ended September 30, 2024 compared to the prior year primarily due to decreases in average noninterest-bearing deposits and money market and savings, partially offset by an increase in interest-bearing checking balances.

Other, Treasury, and Corporate

OT&C generated a net loss of $7.0 billion for the nine months ended September 30, 2024, compared to a net loss of $1.6 billion in the prior year.

•Segment net interest income decreased $167 million due to funding credit on deposits to other segments, partially offset by funding charges primarily on loans to other segments, the balance sheet repositioning, and lower average long-term debt.
•Noninterest income decreased $6.7 billion primarily due to securities losses resulting from the balance sheet repositioning.
•Noninterest expense increased $317 million primarily driven by higher donations and contributions expense due to a charitable contribution to the Truist Foundation, higher incentive expense, lower credit from other segments for technology project support, and increased professional fees and outside processing expense, partially offset by lower occupancy and pension costs.

Truist Financial Corporation 61

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $115.6 billion at September 30, 2024, compared to $121.5 billion at December 31, 2023. U.S. Treasury, GSE, and Agency MBS represented 99.6% and 97.2% of the total securities portfolio as of September 30, 2024 and December 31, 2023, respectively. The overwhelming majority of the portfolio is in agency MBS securities.

•The decrease in 2024 includes sales of $28.1 billion and maturities and paydowns of $14.0 billion, partially offset by $35.3 billion in purchases. The purchases and sales were primarily related to the balance sheet repositioning.
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
◦Truist invested approximately $18.7 billion of the $39.4 billion available, including the $10.1 billion after-tax proceeds from the sale of TIH, in shorter duration investment securities yielding 5.27%. The remaining $20.7 billion was invested in cash. The blended reinvestment rate on the new investment securities purchased and cash was 5.22% for the remainder of 2024 including the impact of hedges and based on the Federal Funds futures curve at the time.
•As of September 30, 2024, 43% of the investment securities portfolio was classified as held-to-maturity based on amortized cost, excluding portfolio level basis adjustments, compared to 41% at December 31, 2023.
•As of September 30, 2024, approximately 3.1% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 5.7% as of December 31, 2023.
•The effective duration of the AFS securities portfolio was 5.0 years at September 30, 2024 and 6.1 years at December 31, 2023, excluding the impact of swaps, or 3.4 years at September 30, 2024 and 4.0 years at December 31, 2023, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.3 years at September 30, 2024 and December 31, 2023.

Lending Activities

The following table presents the composition of average loans and leases:

Table 6: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Commercial:
Commercial and industrial	$154,102	$157,043	$158,385	$160,278	$164,022
CRE	21,481	21,969	22,400	22,755	22,812
Commercial construction	7,870	7,645	7,134	6,515	6,194
Consumer:
Residential mortgage	53,999	54,490	55,070	55,658	56,135
Home equity	9,703	9,805	9,930	10,104	10,243
Indirect auto	22,121	22,016	22,374	23,368	24,872
Other consumer	29,015	28,326	28,285	28,913	28,963
Credit card	4,874	4,905	4,923	4,996	4,875
Total average loans and leases HFI	$303,165	$306,199	$308,501	$312,587	$318,116

Average loans held for investment decreased $3.0 billion, or 1.0%, compared to the prior quarter.

•Average commercial loans decreased 1.7% due to a decline in the commercial and industrial portfolio.
•Average consumer loans increased 0.2% due to growth in the other consumer portfolio, partially offset by a decline in the residential mortgage portfolio.

At September 30, 2024 and December 31, 2023, 53% of loans and leases HFI were variable rate.

62 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 7: Asset Quality
(Dollars in millions)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
NPAs:
NPLs:
Commercial and industrial	$575	$459	$512	$470	$561
CRE	302	360	261	284	289
Commercial construction	1	—	23	24	29
Residential mortgage	156	161	151	153	132
Home equity	118	123	130	122	123
Indirect auto	252	244	256	268	266
Other consumer	63	64	61	59	52
Total NPLs HFI	1,467	1,411	1,394	1,380	1,452
Loans held for sale	5	9	22	51	75
Total nonperforming loans and leases	1,472	1,420	1,416	1,431	1,527
Foreclosed real estate	3	5	4	3	3
Other foreclosed property	53	51	56	54	54
Total nonperforming assets	$1,528	$1,476	$1,476	$1,488	$1,584
Loans 90 days or more past due and still accruing:
Commercial and industrial	$5	$8	$12	$7	$15
Commercial construction	—	1	—	1	—
Residential mortgage – government guaranteed	394	375	408	418	456
Residential mortgage – nonguaranteed	39	27	33	21	30
Home equity	7	7	10	11	9
Indirect auto	—	1	1	2	1
Other consumer	22	19	18	21	16
Credit card	51	51	56	53	47
Total loans 90 days or more past due and still accruing	$518	$489	$538	$534	$574
Loans 30-89 days past due and still accruing:
Commercial and industrial	$116	$109	$158	$230	$98
CRE	10	8	21	5	28
Commercial construction	4	—	—	—	1
Residential mortgage – government guaranteed	305	340	286	326	293
Residential mortgage – nonguaranteed	366	392	352	313	270
Home equity	63	58	59	70	61
Indirect auto	596	592	540	669	598
Other consumer	233	214	226	271	219
Credit card	76	78	74	87	68
Total loans 30-89 days past due and still accruing	$1,769	$1,791	$1,716	$1,971	$1,636

Nonperforming assets totaled $1.5 billion at September 30, 2024, up $52 million compared to June 30, 2024, due to an increase in the commercial and industrial portfolio, partially offset by a decline in the CRE portfolio. Nonperforming loans and leases held for investment were 0.48% of loans and leases held for investment at September 30, 2024, up two basis points compared to June 30, 2024.

Loans 90 days or more past due and still accruing totaled $518 million at September 30, 2024, up one basis point as a percentage of loans and leases compared with the prior quarter due primarily to an increase in the government guaranteed residential mortgage portfolio. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at September 30, 2024, unchanged from June 30, 2024.

Loans 30-89 days past due and still accruing totaled $1.8 billion at September 30, 2024, down $22 million, or one basis point, as a percentage of loans and leases, compared to the prior quarter primarily due to a decrease in the residential mortgage portfolio, partially offset by an increase in the other consumer portfolio.

Truist Financial Corporation 63

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

Table 8: Asset Quality Ratios
	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.58%	0.59%	0.56%	0.63%	0.52%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.17	0.16	0.18	0.17	0.18
NPLs as a percentage of loans and leases HFI	0.48	0.46	0.45	0.44	0.46
NPLs as a percentage of total loans and leases(1)	0.48	0.46	0.46	0.46	0.48
NPAs as a percentage of:
Total assets(1)	0.29	0.28	0.28	0.28	0.29
Loans and leases HFI plus foreclosed property	0.50	0.48	0.47	0.46	0.48
ALLL as a percentage of loans and leases HFI	1.60	1.57	1.56	1.54	1.49
Ratio of ALLL to NPLs	3.3x	3.4x	3.4x	3.5x	3.2x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.04%	0.04%	0.04%	0.04%	0.04%
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

Table 9: Asset Quality Ratios (Continued)
						As of/For the Year-to-Date
	Three Months Ended					Period Ended Sept. 30
	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	2024	2023
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.18%	0.18%	0.17%	0.23%	0.17%	0.17%	0.18%
CRE	1.12	1.67	1.73	0.83	1.31	1.51	0.68
Commercial construction	(0.01)	(0.05)	(0.02)	0.22	(0.03)	(0.03)	(0.03)
Consumer:
Residential mortgage	(0.01)	(0.01)	—	(0.01)	0.05	(0.01)	0.01
Home equity	(0.11)	(0.03)	(0.08)	(0.12)	(0.10)	(0.07)	(0.13)
Indirect auto	1.89	1.94	2.26	2.19	1.75	2.03	1.50
Other consumer	1.73	1.60	1.96	1.74	1.37	1.76	1.29
Student	—	—	—	—	—	—	4.40
Credit card	5.04	5.33	5.54	4.38	3.78	5.31	3.66
Total	0.55	0.58	0.64	0.57	0.51	0.59	0.47

Ratio of ALLL to net charge-offs	2.9x	2.7x	2.4x	2.7x	2.9x	2.7x	3.1x
Ratios are annualized, as applicable.

The following table presents activity related to NPAs:

Table 10: Rollforward of NPAs
(Dollars in millions)	2024	2023
Balance, January 1	$1,488	$1,250
New NPAs	2,540	2,365
Advances and principal increases	397	648
Disposals of foreclosed assets(1)	(458)	(449)
Disposals of NPLs(2)	(144)	(132)
Charge-offs and losses	(975)	(708)
Payments	(1,043)	(1,022)
Transfers to performing status	(254)	(359)
Other, net	(23)	(9)
Ending balance, September 30	$1,528	$1,584
(1)Includes charge-offs and losses recorded upon sale of $193 million and $131 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes charge-offs and losses recorded upon sale of $1 million and $31 million for the nine months ended September 30, 2024 and 2023, respectively.
64 Truist Financial Corporation

Commercial Credit Concentrations

Truist has established the following general practices to manage commercial credit risk:

•limiting the amount of credit that Truist may extend to a borrower;
•establishing a process for credit approval accountability;
•initial underwriting and analysis of borrower, transaction, market, and collateral risks;
•evaluating the diversity of the loan portfolio in terms of type, industry, and geographical concentration;
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

In the commercial portfolio, risk concentrations are evaluated regularly on both an aggregate portfolio level and on an individual client basis. The Company manages its commercial exposure through portfolio targets, limits, and transactional risk acceptance criteria as well as other techniques, including loan syndications/participations, loan sales, collateral, structure, covenants, and other risk reduction techniques.

The following tables provide industry distribution by major types of commercial credit exposure and the geographical distribution of commercial exposures. Industry classification for commercial and industrial loans is based on the North American Industry Classification System. CRE loans are classified based on type of property. For the geographic disclosures, amounts are generally assigned to a state based on the physical billing address of the client or physical property address.

Truist Financial Corporation 65

Table 11: Commercial and Industrial Portfolio Industry and Geography
	September 30, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$18,984	12.3%	$29	$15,526	9.7%	$40
Manufacturing	13,014	8.5	81	14,418	9.0	65
Retail trade	12,597	8.2	82	12,740	7.9	89
Health care and social assistance	12,285	8.0	97	12,997	8.1	46
Real estate and rental and leasing	11,929	7.7	8	12,663	7.9	16
Public administration	9,462	6.1	—	9,802	6.1	—
Wholesale trade	7,328	4.8	44	8,263	5.1	3
Information	6,783	4.4	96	8,346	5.2	—
Transportation and warehousing	4,666	3.0	46	5,703	3.5	8
Educational services	4,334	2.8	—	5,151	3.2	31
Professional, scientific, and technical services	3,972	2.6	10	4,445	2.8	26
Utilities	3,628	2.4	—	4,555	2.8	—
Arts, entertainment, and recreation	3,594	2.3	—	3,227	2.0	—
Administrative and support and waste management and remediation services	3,079	2.0	1	3,716	2.3	49
Other services (except public administration)	3,070	2.0	5	3,305	2.1	1
Accommodation and food services	2,824	1.8	5	3,067	1.9	13
Other(1)	12,739	8.3	43	12,159	7.5	41
Subtotal	134,288	87.2	547	140,083	87.1	428
Business owner occupied	19,637	12.8	28	20,705	12.9	42
Total commercial and industrial	$153,925	100.0%	$575	$160,788	100.0%	$470

Geography:
Florida	$18,065	11.7%	$189	$18,947	11.8%	$228
Texas	14,891	9.7	67	15,374	9.6	24
North Carolina	12,051	7.8	17	12,959	8.1	11
Georgia	11,924	7.7	8	12,167	7.6	32
New York	11,321	7.4	69	10,336	6.4	3
Virginia	9,116	5.9	8	9,724	6.0	35
California	7,806	5.1	29	9,115	5.7	1
Pennsylvania	7,103	4.6	8	7,423	4.6	4
Maryland	6,545	4.3	5	6,668	4.1	6
Tennessee	5,806	3.8	59	5,852	3.6	43
South Carolina	4,213	2.7	37	4,134	2.6	1
New Jersey	3,902	2.5	2	3,754	2.3	36
Illinois	3,709	2.4	21	3,892	2.4	10
Ohio	3,101	2.0	—	3,220	2.0	6
Other(2)	34,372	22.4	56	37,223	23.2	30
Total commercial and industrial	$153,925	100.0%	$575	$160,788	100.0%	$470
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $4.3 billion and $5.1 billion at September 30, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist seeks to maintain a high-quality portfolio through disciplined risk management and prudent client selection.

Truist’s CRE and commercial construction portfolios totaled $28.9 billion as of September 30, 2024, which includes 35% related to multifamily residential, 19% related to industrial, 15% related to office, 13% related to retail, and the remainder composed of hotel and other commercial real estate.

Our combined CRE and commercial construction office portfolio is primarily composed of multi-tenant, non-gateway properties located within Truist Bank’s footprint. As of September 30, 2024, approximately 97% of these properties are multi-tenant. Additionally, as of September 30, 2024, 11% and 32% of these exposures are scheduled to mature in 2024 and 2025, respectively, with the remainder scheduled to mature in 2026 and beyond.
66 Truist Financial Corporation

Table 12: CRE Portfolio Property Type and Geography
	September 30, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$5,484	26.2%	$1	$5,731	25.4%	$3
Industrial	4,324	20.7	3	4,054	18.0	3
Retail	3,735	17.9	46	4,172	18.5	9
Office	3,686	17.6	236	4,286	19.0	264
Hotel	2,084	10.0	9	2,445	10.8	—
Other(1)	1,599	7.6	7	1,882	8.3	5
Total CRE	$20,912	100.0%	$302	$22,570	100.0%	$284

Geography:
Florida	$2,412	11.5%	$2	$2,481	11.0%	$5
North Carolina	2,272	10.9	8	2,726	12.1	1
Georgia	2,117	10.1	133	2,532	11.2	120
Texas	1,679	8.0	—	1,611	7.1	—
California	1,651	7.9	—	1,709	7.6	81
New York	1,512	7.2	2	1,574	7.0	3
Pennsylvania	1,384	6.6	1	1,403	6.2	—
Virginia	1,128	5.4	3	1,276	5.7	—
District of Columbia	871	4.2	—	1,043	4.6	—
Tennessee	793	3.8	1	810	3.6	1
Maryland	773	3.7	10	956	4.2	16
Other(2)	4,320	20.7	142	4,449	19.7	57
Total CRE	$20,912	100.0%	$302	$22,570	100.0%	$284
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $63 million and $73 million at September 30, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Table 13: Commercial Construction Portfolio Property Type and Geography
	September 30, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$4,674	58.6%	$—	$3,868	57.9%	$23
Industrial	1,322	16.6	—	877	13.1	—
Single Family - CP	775	9.7	1	819	12.3	—
Office	608	7.6	—	634	9.5	1
Single Family - AD and CL	174	2.2	—	196	2.9	—
Other(1)	427	5.3	—	289	4.3	—
Total commercial construction	$7,980	100.0%	$1	$6,683	100.0%	$24

Geography:
Georgia	$1,210	15.2	$—	$1,059	15.8	$—
Texas	1,120	14.0	—	956	14.3	23
Florida	1,029	12.9	—	741	11.1	—
North Carolina	948	11.9	1	777	11.6	—
California	466	5.8	—	512	7.7	—
Other(2)	3,207	40.2	—	2,638	39.5	1
Total commercial construction	$7,980	100.0%	$1	$6,683	100.0%	$24
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $39 million and $16 million at September 30, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

See additional information on the commercial portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
Truist Financial Corporation 67

ACL

Activity related to the ACL is presented in the following tables:

Table 14: Activity in ACL
	Three Months Ended					Nine Months Ended September 30,
(Dollars in millions)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	2024	2023
Balance, beginning of period(1)	$5,110	$5,100	$5,093	$4,970	$4,879	$5,093	$4,649
Provision for credit losses	448	451	500	572	497	1,399	1,537
Charge-offs:
Commercial and industrial	(96)	(83)	(97)	(110)	(98)	(276)	(280)
CRE	(65)	(97)	(103)	(48)	(77)	(265)	(118)
Commercial construction	—	—	—	(5)	—	—	—
Residential mortgage	—	(1)	(1)	—	(8)	(2)	(10)
Home equity	(1)	(3)	(3)	(2)	(4)	(7)	(8)
Indirect auto	(143)	(136)	(154)	(154)	(135)	(433)	(377)
Other consumer	(152)	(141)	(165)	(148)	(120)	(458)	(329)
Student	—	—	—	—	—	—	(108)
Credit card	(71)	(74)	(77)	(64)	(55)	(222)	(159)
Total charge-offs	(528)	(535)	(600)	(531)	(497)	(1,663)	(1,389)
Recoveries:
Commercial and industrial	26	14	32	16	28	72	54
CRE	5	5	7	—	2	17	3
Commercial construction	1	1	—	2	—	2	1
Residential mortgage	1	2	1	1	1	4	5
Home equity	4	4	5	5	7	13	18
Indirect auto	38	30	28	25	25	96	82
Other consumer	26	28	28	21	20	82	57
Credit card	9	9	9	8	9	27	27
Total recoveries	110	93	110	78	92	313	247
Net charge-offs	(418)	(442)	(490)	(453)	(405)	(1,350)	(1,142)
Other(2)	—	1	(3)	4	(1)	(2)	(74)
Balance, end of period	$5,140	$5,110	$5,100	$5,093	$4,970	$5,140	$4,970
ACL:(1)
ALLL	$4,842	$4,808	$4,803	$4,798	$4,693
RUFC	298	302	297	295	277
Total ACL	$5,140	$5,110	$5,100	$5,093	$4,970
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

The allowance for credit losses was $5.1 billion and includes $4.8 billion for the allowance for loan and lease losses and $298 million for the reserve for unfunded commitments. The ALLL ratio was 1.60%, up three basis points compared with June 30, 2024. The ALLL covered nonperforming loans and leases held for investment 3.3X, compared to 3.4x at June 30, 2024. At September 30, 2024, the ALLL was 2.9X annualized net charge-offs, compared to 2.7X at June 30, 2024.

68 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 15: Allocation of ALLL by Category
	September 30, 2024			December 31, 2023
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,317	27.2%	50.8%	$1,404	29.4%	51.6%
CRE	656	13.5	6.9	616	12.8	7.2
Commercial construction	216	4.5	2.6	174	3.6	2.1
Residential mortgage	196	4.0	17.8	298	6.2	17.8
Home equity	87	1.8	3.2	89	1.9	3.2
Indirect auto	962	19.9	7.4	942	19.6	7.3
Other consumer	986	20.4	9.7	890	18.5	9.2
Credit card	422	8.7	1.6	385	8.0	1.6
Total ALLL	4,842	100.0%	100.0%	4,798	100.0%	100.0%
RUFC	298			295
Total ACL	$5,140			$5,093

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of September 30, 2024, Truist held or serviced the first lien on 33% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 16: Other Assets as of Period End
(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Tax credit and other private equity investments	$8,665	$7,898
Bank-owned life insurance	7,786	7,716
Prepaid pension assets	6,707	6,563
Accrued income	2,114	2,085
Accounts receivable	1,600	997
Leased assets and related assets	1,472	1,647
DTAs, net	1,393	3,037
Derivative assets	1,341	951
Prepaid expenses	1,026	1,083
ROU assets	920	1,057
FHLB stock	780	1,198
Other	1,172	765
Total other assets	$34,976	$34,997

Truist Financial Corporation 69

Funding Activities

Deposits

The following table presents average deposits:

Table 17: Average Deposits
	Three Months Ended
(Dollars in millions)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Noninterest-bearing deposits	$106,080	$107,634	$108,888	$114,555	$118,905
Interest checking	103,899	103,894	103,537	101,722	101,252
Money market and savings	136,639	135,264	134,696	137,464	139,961
Time deposits	37,726	41,250	41,937	41,592	40,920
Total average deposits	$384,344	$388,042	$389,058	$395,333	$401,038

Average deposits for the third quarter of 2024 were $384.3 billion, a decrease of $3.7 billion, or 1.0%, compared to the prior quarter.

Average noninterest-bearing deposits decreased 1.4% compared to the prior quarter and represented 27.6% of total deposits for the third quarter of 2024 compared to 27.7% for the second quarter of 2024. Average time deposits decreased 8.5%. Average money market and savings accounts increased 1.0%.

Borrowings

At September 30, 2024, short-term borrowings totaled $20.9 billion, a decrease of $4.0 billion compared to December 31, 2023. Average short-term borrowings were $24.3 billion for the nine months ended September 30, 2024 and 2023, representing 5.4% and 5.1% of total funding, respectively.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $36.8 billion at September 30, 2024, a decrease of $2.1 billion compared to December 31, 2023. During the nine months ended September 30, 2024, the Company had:

•Net redemptions of $2.5 billion of floating rate FHLB advances.
•Maturities and redemptions of $4.6 billion of senior notes.
•Issuances of $4.5 billion of fixed-to-floating rate senior notes with interest rates between 5.15% and 5.71% due from January 24, 2030 to January 24, 2035.

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 18: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2024	Dec 31, 2023
Common equity per common share	$44.46	$39.31
Non-GAAP capital measure:(1)
Tangible common equity per common share	$30.64	$21.83
Calculation of tangible common equity:(1)
Total shareholders’ equity	$65,696	$59,253
Less:
Preferred stock	6,673	6,673
Noncontrolling interests	—	152
Goodwill and intangible assets, net of deferred taxes	18,350	23,306
Tangible common equity	$40,673	$29,122

Common shares outstanding at end of period	1,327,521	1,333,743
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Total shareholders’ equity was $65.7 billion at September 30, 2024, an increase of $6.4 billion from December 31, 2023. This increase was driven by $5.6 billion in OCI and net income of $3.6 billion, partially offset by $2.4 billion in common and preferred dividends and $503 million in share repurchases, including excise taxes. For the third quarter of 2024, the dividend payout ratio was 52%, and the total payout ratio was 90%. Truist’s book value per common share at September 30, 2024 was $44.46, compared to $39.31 at December 31, 2023. Truist’s TBVPS was $30.64 at September 30, 2024, compared to $21.83 at December 31, 2023 with the increase driven by the sale of TIH.
70 Truist Financial Corporation

In November 2024, the Company announced the forthcoming redemption of all outstanding shares of its perpetual preferred stock series L and the corresponding depositary shares representing fractional interests in such series for $750 million.

Risk Management

Truist seeks to maintain a comprehensive risk management framework supported by people, processes, and systems to identify, measure, monitor, manage, and report significant risks arising from its exposures and business activities. A key objective of the Company’s risk management framework is to promote the execution of business strategies and objectives in alignment with its risk appetite.

Truist has developed a risk taxonomy designed to facilitate internal risk measurement and monitoring and help the business lines and enterprise functions assess the level of potential risk generated by their activities.

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

Truist Financial Corporation 71

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

Table 19: Interest Sensitivity Simulation Analysis
	Sep 30, 2024	Dec 31, 2023
Up 200bps gradual change in interest rates	(2.5)%	(1.5)%
Up 50bps instantaneous change in interest rates	(0.6)	(0.4)
Down 50bps instantaneous change in interest rates	0.3	(0.1)
Down 200bps gradual change in interest rates	0.0	(0.3)

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

Market Risk from Trading Activities

As a financial intermediary, Truist provides its clients access to derivatives, foreign exchange, and securities markets, which generate market risks. Trading market risk is managed using a multi-faceted risk management approach, which includes measuring risk using VaR, stress testing, and sensitivity analysis. Risk metrics are monitored against a suite of limits on a daily basis at both the trading desk level and at the aggregate portfolio level.

Truist is also subject to risk-based capital guidelines for market risk under the Market Risk Rule.

72 Truist Financial Corporation

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

Securitizations

As of September 30, 2024, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $127 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s comprehensive risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of September 30, 2024.

VaR-Based Measures

VaR measures the potential loss of a given position or portfolio of positions at a specified confidence level and time horizon. Truist utilizes a historical VaR methodology to measure and aggregate risks across its covered trading positions. For risk management purposes, the VaR calculation is based on a historical simulation approach and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. For Market Risk Rule purposes, the Company calculates VaR using a 10-day holding period and a 99% confidence level. Due to inherent limitations of the VaR methodology, such as the assumption that past market behavior is indicative of future market performance, VaR is only one of several tools used to measure and manage market risk. Other tools used to manage market risk include stress testing, scenario analysis, and stop loss limits.

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and nine months ended September 30, 2024 and 2023.

Table 20: VaR-based Measures
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$28	$10	$22	$9	$28	$12	$24	$9
Average	21	6	18	7	21	7	17	6
Minimum	12	4	15	5	12	4	10	4
Period-end	22	6	17	7	22	6	17	7
VaR by Risk Class:
Interest Rate Risk		7		6		7		6
Credit Spread Risk		9		6		9		6
Equity Price Risk		4		4		4		4
Foreign Exchange Risk		1		—		1		—
Portfolio Diversification		(15)		(10)		(15)		(10)
Period-end		6		6		6		6
Truist Financial Corporation 73

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

Table 21: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Maximum	$198	$130	$209	$130
Average	151	85	137	61
Minimum	114	44	69	25
Period-end	173	119	173	119

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended September 30, 2024. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
74 Truist Financial Corporation

Model Risk Oversight

MRO is responsible for the independent model validation of all decision models including trading market risk models. As part of ongoing monitoring efforts, the performance of all trading risk models is reviewed regularly to evaluate model performance with emerging developments in financial markets, assess evolving modeling approaches, and identify potential model enhancement.

Stress Testing

The Company uses a range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VaR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large, unexpected losses. Stress tests include simulations for risk factor sensitivities, historical repeats, and hypothetical scenarios with varying liquidity horizons of key risk factors. All trading positions within each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in the Company’s stress testing framework. Management reviews stress testing scenarios and makes updates on an ongoing basis. Management also utilizes stress analyses to support the Company’s capital adequacy assessment standards. See the “Capital” section of MD&A for additional discussion of capital adequacy.

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

Truist monitors the ability to meet client and counterparty demand for funds and collateral under both normal and stressed market conditions. In considering its liquidity position, management evaluates Truist’s funding mix based on client core funding, client rate-sensitive funding, and national markets funding. In addition, management evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs for up to one-year of stressed cash outflows for Truist and Truist Bank. Management maintains a liquid asset buffer of cash on hand and highly liquid unencumbered securities that is designed to meet projected 30 days of stressed cash outflows.

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

Truist maintains a liquidity buffer of cash on hand and highly liquid unencumbered securities that is designed to meet the projected 30-day net stressed cash-flow needs. Truist’s liquidity buffer is substantially the same in composition to what qualifies as HQLA under the LCR Rule.

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

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $84.4 billion and Truist’s average LCR was 112% for the three months ended September 30, 2024.

Truist Financial Corporation 75

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At September 30, 2024, Truist was compliant with this requirement.

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

Table 22: Selected Liquidity Sources
(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Unused borrowing capacity:
FRB	$73,663	$55,252
FHLB	36,689	24,712
Available investment securities (after haircuts)	72,300	74,717
Available secured borrowing capacity	182,652	154,681
Eligible cash at the FRB	34,222	25,085
Total	$216,874	$179,766

At September 30, 2024, Truist Bank’s available secured borrowing capacity represented approximately 5.7 times the amount of wholesale funding maturities in one-year or less.

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist seeks to manage cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends, and scheduled debt maturities, without the benefit of any new cash inflows from subsidiary dividends to the Parent or capital market activity. Truist seeks to maintain a significant buffer above the projected one year of cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2024 and December 31, 2023, the Parent Company had 56 months and 48 months, respectively, of cash on hand to satisfy projected cash outflows, and 33 months and 30 months, respectively, when including the payment of common stock dividends.

76 Truist Financial Corporation

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings. Changes in the Company’s credit ratings and outlooks during 2024 include:

•On May 8, 2024, Moody’s Ratings downgraded the Parent Company’s long-term senior unsecured rating to Baa1 from A3 and Truist Bank’s baseline credit assessment to a3 from a2 and long-term deposits rating to A1 from Aa3. In addition, Truist Bank’s short-term deposit rating was affirmed at Prime-1. Ratings outlooks for both the Parent Company and Truist Bank were changed to stable.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. Truist’s principal goals related to the maintenance of capital are to provide adequate capital to support Truist’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, achieve optimal credit ratings for Truist, for the Parent Company to remain a source of strength for the Parent Company’s subsidiaries, and provide a competitive return to shareholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital, and Total capital are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s objective is to maintain capital at levels that are in excess of internal capital limits, which are above the regulatory “well-capitalized” minimums. Truist also regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management has implemented internal stress capital ratio minimums that serve as limits which are measured under internally-developed stress testing scenarios to evaluate whether capital ratios calculated under hypothetical stress, and after the effect of alternative capital actions, are likely to remain above internal stressed minimums. Breaches of internal capital limits or projected breaches of internal stress capital ratio minimums under hypothetical stress result in activation of Truist’s capital contingency plan.

Table 23: Capital Requirements
	Minimum Capital	Well-Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.4%
Tier 1 capital	6.0	6.0%	8.0	8.9
Total capital	8.0	10.0	10.0	10.9
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects Truist’s SCB requirement, received in the 2023 CCAR process, of 2.9% applicable from October 1, 2023 through September 30, 2024. Beginning on October 1, 2024, through September 30, 2025, Truist will be subject to a 2.8% SCB received in the 2024 CCAR process.

Truist completed the 2024 CCAR process and received a SCB requirement of 2.8% for the period October 1, 2024 to September 30, 2025, down 10 basis points from the SCB requirement for the period October 1, 2023 to September 30, 2024.

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

Truist Financial Corporation 77

Truist’s capital ratios are presented in the following table:

Table 24: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Sep 30, 2024	Dec 31, 2023
Risk-based:	(preliminary)
CET1	11.6%	10.1%
Tier 1 capital	13.2	11.6
Total capital	15.3	13.7
Leverage ratio	10.8	9.3
Supplementary leverage ratio	9.1	7.9
Risk-weighted assets	$415,188	$423,705

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist’s CET1 ratio was 11.6% as of September 30, 2024, flat compared to June 30, 2024 as current quarter earnings were partially offset by dividends and share repurchases.

Truist declared common dividends of $0.52 per share during the third quarter of 2024 and repurchased $500 million of common stock. For the third quarter of 2024, the dividend payout ratio was 52%, and the total payout ratio was 90%.

Share Repurchase Activity

Table 25: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)
July 1, 2024 to July 31, 2024	—	$—	—	$5,000
August 1, 2024 to August 31, 2024	9,121	42.49	9,121	4,613
September 1, 2024 to September 30, 2024	2,564	43.88	2,564	4,500
Total	11,685	$42.79	11,685
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Excludes excise taxes on share repurchases.
(4)In June 2024, Truist announced that the Board had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. The share-repurchase program enables Truist to acquire shares through open-market purchases or privately negotiated transactions, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the share-repurchase program will be subject to various factors, including Truist's capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist's financial and operational performance, alternative uses of capital, the trading price of Truist's common stock, and general market conditions. The share-repurchase program does not obligate Truist to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. At September 30, 2024, Truist had remaining authorization to repurchase up to $4.5 billion of common stock under the Board approved repurchase plan.

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations, and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, LHFS, trading loans, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2023. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Basis of Presentation” in this report. There have been no other changes to the critical accounting policies during 2024.

78 Truist Financial Corporation

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

The Company monitored events and circumstances during the period from January 1, 2024 to September 30, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its January 1, 2024 quantitative valuations associated with the realignments of goodwill, and the sensitivity of the January 1, 2024 quantitative results to changes in assumptions as of September 30, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2024.

Truist Financial Corporation 79

Pension and Postretirement Benefit Obligations

Following the sale of TIH, Truist retained the postretirement benefit obligation for TIH employees and changed the status of TIH employees by eliminating their eligibility to earn future service credits. Changes in pension plan obligations associated with the disposal of operating segments such as TIH require the remeasurement of postretirement benefit obligations prior to the disposal, updates to pension plan assumptions inherent in valuations, and identification and recognition of valuation changes specific to the sale, including the establishment of a new periodic service cost using assumptions as of the remeasurement date. The remeasurement process of impacted pension plans included a reduction in pension benefit obligations of $783 million and a loss on plan assets of $834 million, primarily driven by an increase in the weighted average assumed discount rate from 5.12% to 5.78%, and a decrease in the value of plan assets by $508 million, primarily driven by market prices. The impact of the sale on Truist pension plans resulted in a reduction of pension benefit obligations by $97 million which was recorded as a reduction of AOCI.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a) On November 1, 2024, Truist announced that it will redeem all outstanding shares of its Series L Perpetual Preferred Stock (“Series L Preferred Stock”) and the corresponding depositary shares representing fractional interests in the Series L Preferred Stock (“Series L Depositary Shares”) for $750 million.

The Series L Depositary Shares (CUSIP: 89832QAB5), each representing a 1/100th interest in a share of Series L Preferred Stock, will be redeemed simultaneously with the redemption of the Series L Preferred Stock, in each case at a redemption price of $1,000 per depositary share (equivalent to $100,000 per share of preferred stock) plus any accrued and unpaid dividends to the redemption date. All 7,500 outstanding shares of the Series L Preferred Stock and all 750,000 outstanding Series L Depositary Shares will be redeemed on the dividend payment date of December 16, 2024.

Regular quarterly dividends on the outstanding shares of the Series L Preferred Stock and the Series L Depositary Shares will be paid separately to holders of record as of November 8, 2024 in the customary manner. On and after the redemption date, all dividends on the shares of Series L Preferred Stock and the Series L Depositary Shares will cease to accrue.

(c) During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Truist Financial Corporation 81

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Equity Interest Purchase Agreement, dated as of February 20, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 20, 2024.
2.2	Amendment No. 1 to Equity Interest Purchase Agreement, dated as of May 6, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed May 10, 2024.
10.1*	Form of Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
10.2*	Form of LTIP Award Agreement for the Truist Financial Corporation 2022 Incentive Plan.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
* Management compensatory plan or arrangement.
82 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	November 1, 2024	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2024	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 83