Form 10-K
period 2024-12-31
TRUIST FINANCIAL CORP
filed 2025-02-25
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At January 31, 2025, the Company had 1,305,350,706 shares of its common stock, $5 par value, outstanding. As of June 30, 2024, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $51.9 billion. Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

*
For information regarding executive officers, refer to “Executive Officers” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Nominees for Election as Directors for a One-Year Term Expiring in 2026,” “Nominating and Governance Committee Director Nominations,” “Ethics at Truist,” “Director Independence,” “Audit Committee,” and “Insider Trading Policies” in the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation and Human Capital Committee Report on Executive Compensation,” “Compensation and Human Capital Committee Interlocks and Insider Participation,” and “Compensation of Directors” in the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II herein. The other information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Stock Ownership Information” in the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Director Independence” and “Related Person Transactions” in the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy” in the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AD and CL	Acquisition and development and commercial land
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
AI	Artificial Intelligence
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
AOCI	Accumulated other comprehensive income (loss)
Basel III Rules	Rules issued by the FRB, OCC, and FDIC on capital adequacy and liquidity requirements in the U.S for banking organizations.
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BTC	Joint Technology Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
C&CB	Corporate and Commercial Banking, an operating segment prior to the Company’s realignment as of January 1, 2024
CB&W	Consumer Banking and Wealth, an operating segment prior to the Company’s realignment as of January 1, 2024
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CIO	Chief Information Officer of Truist Financial Corporation
CISO	Chief Information Security Officer of Truist Financial Corporation
CMO	Collateralized mortgage obligation
CODM	Chief Operating Decision Maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CP	Construction and permanent
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer of Truist Financial Corporation
CSBB	Consumer and Small Business Banking, an operating segment after the Company’s realignment as of January 1, 2024
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
EPS	Earnings per common share
ERC	Enterprise Risk Committee
ERISA	Employee Retirement Income Security Act of 1974
ERM Framework	Enterprise Risk Management Framework
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GCO	Governance and Controls Organization
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
GSE	U.S. government-sponsored enterprise
GSIBs	Global systemically important banks
HFI	Held for investment
HQLA	High-quality liquid assets
Truist Financial Corporation 1

Term	Definition
HTM	Held-to-maturity
IDI	Insured depository institution
IH	Insurance Holdings, a discontinued operating segment following the announcement of the sale of TIH
IPV	Independent price verification
IRC	Internal Revenue Code
IRR	Interest rate risk
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing rights
MSRB	Municipal Securities Rulemaking Board
NA	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NFA	National Futures Association
NII	Net interest income
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
OTC	Over-the-counter
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PSU	Performance share units
RMO	Risk Management Organization
ROU assets	Right-of-use assets
RSA	Restricted stock award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBA	Small Business Administration
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SunTrust	SunTrust Banks, Inc.
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

This report, including any information incorporated by reference in this report, contains forward-looking statements. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, and others. All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond our control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, and results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, and uncertainties could be complete, some of the factors that may cause actual results or other future events or circumstances to differ from those in forward-looking statements include:

•evolving political, geopolitical, business, social, economic, and market conditions at local, regional, national, and international levels;
•monetary, fiscal, and trade laws or policies, including tariffs or responses to rates of inflation above target levels;
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
•the outcomes of judicial, regulatory, and administrative inquiries, examinations, investigations, proceedings, disputes, or rulings to which we are or may be subject (either directly or indirectly through our ownership interests in other entities) and our ability to absorb and address any damages or other remedies that are sought or awarded and any collateral consequences;
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
•our ability to execute on strategic and operational plans, including accelerating growth, improving profitability, investing in talent, technology, and risk infrastructure, maintaining expense, credit, and risk discipline, and returning capital to shareholders;
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
Truist Financial Corporation 3

ITEM 1. BUSINESS

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. Headquartered in Charlotte, North Carolina, Truist has leading market share in many of the high-growth markets in the U.S. and offers a wide range of products and services through wholesale and consumer businesses, including consumer and small business banking, commercial and corporate banking, investment banking and capital markets, wealth management, payments, and specialized lending businesses.

Truist Bank, the largest subsidiary of Truist Financial Corporation, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank is one of the 10 largest commercial banks in the U.S. and provides banking and trust services for clients through 1,928 offices as of December 31, 2024 and its digital platform.

Product and Services

Truist offers commercial and consumer clients an array of products and services to respond to their financial needs. Examples of these products and services include:

Table 1: Products and Services
Consumer Services:	Wholesale Services:
Asset management	Asset based lending
Automobile lending	Asset management
Credit card lending	Commercial deposit and treasury services
Consumer finance	Commercial lending
Home equity and other direct retail lending	Floor plan lending
Home mortgage lending	Derivatives
Investment brokerage services	Institutional trust services
Mobile/online banking	Insurance premium finance
Payment solutions	International banking
Point-of-sale lending	Investment banking and capital markets services
Retail and small business deposit products	Leasing
Small business lending	Merchant services
Mortgage warehouse lending
Payment solutions
Real estate lending
Supply chain financing
Wealth management/private banking

Market Area

The following table details Truist Bank’s deposit market share and branch locations by state:

Table 2: Deposit Market Share and Branch Locations by State
	% of Truist’s Deposits(2)	Deposit Market Share Rank(2)	Number of Branches(3)
Florida	23%	4th	441
Georgia	19	1st	202
Virginia	15	1st	260
North Carolina(1)	13	2nd	276
Maryland	7	3rd	138
Tennessee	5	5th	98
Pennsylvania	4	12th	136
South Carolina	4	3rd	95
Texas	3	20th	96
West Virginia	2	2nd	42
Kentucky	2	4th	53
Washington, D.C.	1	5th	18
Alabama	1	6th	49
New Jersey	1	25th	20
Other states	NA	NA	4
(1)Deposit market share rank excludes home office deposits.
(2)Source: FDIC.gov data as of June 30, 2024.
(3)As of December 31, 2024.

4 Truist Financial Corporation

Competition

The financial services industry is intensely competitive and constantly evolving. Management believes that Truist’s purpose, mission, and values, including a caring client-first approach, are a competitive advantage that strengthens the Company’s ability to provide financial products and services to businesses and individuals in its markets. The Company has recently made significant investments to develop its digital platform, including enhancements to its mobile and online applications to meet its clients’ digital expectations. Legislative, regulatory, economic, and technological changes, as well as continued consolidation within the industry, have resulted in increased competition from new and existing market participants, which is expected to continue in the future. Truist competes actively with national, regional, and local financial services providers, including banks, thrifts, credit unions, investment advisers, asset managers, securities brokers and dealers, private-equity funds, hedge funds, mortgage-banking companies, finance companies, and financial technology companies. At the same time, non-banking entities, including financial technology companies, have increased competition by providing financial products and services directly to customers and indirectly through partnerships.

Many of our competitors have substantial positions nationally or in the markets in which we operate. Some also have greater scale, financial and operational resources, investment capacity, product and service offerings, and brand recognition. Our competitors may be subject to different and, in some cases, less stringent legislative, regulatory, and supervisory regimes than Truist. Certain competitors differ from us in their strategic and tactical priorities and, for example, may be willing to suffer meaningful financial losses in the pursuit of disruptive innovation and client growth or to accept more aggressive business, compliance, and other risks in the pursuit of higher returns and market valuations. Competition affects every aspect of our business, including product and service offerings, rates, pricing and fees, credit limits, and client service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, to execute transactions reliably and efficiently, to maintain and enhance our reputation, and to attract, retain, and motivate talented teammates, all while effectively managing risks and expenses. We expect that competition will only intensify in the future.

Purpose, Mission, and Values

Our purpose is to inspire and build better lives and communities.

Our mission is to:

•Provide clients with distinctive, secure, and successful experiences through touch and technology;
•Create an inclusive and energizing environment that empowers teammates to learn, grow, and have meaningful careers; and
•Optimize long-term value for stakeholders through safe, sound, and ethical practices.

Our values are:

•Trustworthy – we serve with integrity
•Caring – everyone and every moment matters
•One Team – together we can accomplish anything
•Success – when our clients win, we all win
•Happiness – positive energy changes lives

Strategy

Our strategic direction is to build the top super regional bank that grows with our clients with care. Our 2025 strategic objectives are to:

•Leverage our capital position by growing and capturing additional share within our high growth markets and existing client base in key focus areas in WB and CSBB and in areas, markets, and client solutions where we have invested significantly and have momentum.
•In WB, deepen and grow existing client relationships in areas like Payments and Wealth, enhance the client digital experience, continue our momentum in Investment Banking and Trading, and capture more share of the commercial middle market.
•In CSBB, grow core deposits, deepen existing relationships with Premier clients, enhance the client digital experience, and drive additional fee and loan growth through our differentiated consumer lending solutions.
•Continue to invest in important areas like new and existing talent, technology, risk, and cybersecurity, while maintaining our expense discipline with a goal of driving positive operating leverage.
•Maintain our credit and risk discipline.
•Return capital to shareholders through our common stock dividend and share repurchase authorization.

Truist Financial Corporation 5

Although mergers and acquisitions are not a top capital deployment priority for Truist, the Company will assess opportunities when strategic and business objectives, profitability, cultural fit, market and regulatory conditions, capital and liquidity, and risk-management considerations favorably align.

Challenges and unforeseen events could have an adverse impact on Truist’s financial condition, results of operations, and strategy. See the sections titled “Forward-Looking Statements” and “Risk Factors” for examples of such challenges and events.

Regulatory and Supervisory Considerations

We are subject to significant regulatory frameworks that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take.

Various governmental agencies and self-regulatory organizations oversee our business activities and therefore supervise and periodically examine us. These agencies and organizations generally have broad authority and discretion in restricting and otherwise affecting our businesses and operations and may take formal or informal supervisory, enforcement, and other actions against us when, in the applicable agency’s or organization’s judgment, our businesses or operations fail to comply with applicable law, comport with safe and sound practices, or meet supervisory expectations.

The regulatory and supervisory framework applicable to banking organizations is intended primarily for the protection of depositors and other customers, the DIF, the broader economy, and the stability of the U.S. financial system, rather than for the protection of shareholders and non-deposit creditors. In addition to banking statutes, regulations, and other laws, Truist is subject to various other laws that directly or indirectly affect its business and operations, including its ability to make distributions to shareholders. Governmental agencies and self-regulatory organizations also issue policy statements, interpretive letters, guidance, and other documents and communications that similarly impact Truist. The scope, complexity, intensity, and interpretation of these laws, documents, communications, and actions can vary based on such factors as the state of the economy, the prevailing political environment, and the performance of businesses and operations by us and other financial institutions.

The scope of the laws, documents, communications, and actions, including the intensity of the supervision to which the banking industry is subject, have increased in recent years. Regulatory enforcement and fines have also increased across the banking and financial services sector. Truist expects to remain subject to extensive regulation and supervision.

This section summarizes some relevant provisions of the principal statutes, regulations, and other laws that apply to us. These descriptions, however, are qualified in their entirety by the full text and judicial or administrative interpretations of those laws. This summary also does not cover all possible or proposed changes in laws applicable to us.

General

As a BHC, Truist is subject to the BHCA and to regulation, supervision, and examination by the FRB. Truist Bank, a North Carolina state-chartered commercial bank that is not a member of the Federal Reserve System, is subject to regulation, supervision, and examination by the NCCOB and the FDIC. Truist Bank and its affiliates are also subject to examination by the CFPB for compliance with most federal consumer financial protection laws.

Truist and certain of its subsidiaries and affiliates, including those that engage in derivatives transactions, securities underwriting, market making, brokerage, and investment advisory activities, are subject to other federal and state laws and regulations, as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, CFTC, FINRA, and NFA. Truist Bank is subject to additional state and federal laws, as well as various regulations, which govern its activities, the investments it may make, and the aggregate amount of loans that may be granted to one borrower.

Examinations by regulators consider not only compliance with applicable laws, regulations, and supervisory policies of the agency, but also capital levels, asset quality, risk management effectiveness, the ability and performance of management and the Board, the effectiveness of internal controls, earnings, liquidity, and various other factors. Following examinations by banking supervisors, Truist and Truist Bank may receive supervisory findings and ultimately are assigned supervisory ratings. Examination reports, supervisory ratings, and other actions under this supervisory framework, which are considered confidential supervisory information, can impact the conduct, growth, and profitability of Truist’s operations, possibly to a significant degree. Refer to Item 1A, “Risk Factors” for more information on legal, regulatory, and compliance risks.

6 Truist Financial Corporation

Under the FRB’s Large Financial Institution Rating System, component ratings are assigned for capital planning and positions, liquidity risk management, and governance and controls. To be considered “well managed” under this rating system, a firm must be rated “broadly meets expectations” or “conditionally meets expectations” for each of its three component ratings.

Depending on the results of examinations of Truist, federal or state bank regulators can impose significant limitations on our activities and growth. These regulatory agencies generally have broad enforcement authority and discretion to impose restrictions and limitations on the operations of a regulated entity. Examples of restrictions and limitations include the imposition of substantial monetary penalties and nonmonetary requirements where the relevant agency determines that the operations of the regulated entity or any of its subsidiaries fail to comply with applicable laws or regulations, are conducted in an unsafe or unsound manner, engage in an unfair, deceptive, abusive act or practice, or do not meet supervisory expectations. The intensity of supervision has increased in recent years.

FHC Regulation

Truist has elected to be treated as a FHC, which allows it to engage in a broader range of activities than would otherwise be permissible for a BHC, including activities that are financial in nature or incidental thereto, such as securities underwriting or merchant banking. Although FHCs may engage in certain acquisitions of nonbank companies without prior approval of the FRB, any acquisition of a nonbank company or voting shares of a nonbank company with total consolidated assets of $10 billion or more would require prior approval of the FRB. To maintain its standing as a FHC, Truist and its affiliated IDI must be well-capitalized and well managed and Truist Bank must have at least a satisfactory CRA rating. If the FRB determines that a FHC is not well-capitalized or well managed, the FRB may impose corrective capital and managerial requirements on the FHC. In such a situation, the FRB may also place limitations on the ability of an FHC to conduct certain business activities that FHCs are generally permitted to conduct, as well as the FHC’s ability to make certain acquisitions. If the failure to meet these standards persists, a FHC may be required to divest its IDI subsidiaries or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of a FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. Federal regulations require a FHC to act as a source of financial and managerial strength for its subsidiary banks. In times of severe financial stress, the obligation to serve as a source of strength could cause Truist to commit significant resources to supporting Truist Bank that otherwise would be available to Truist’s creditors and shareholders.

Resolution Planning

As a Category III banking organization, Truist is required to submit to the FRB and FDIC a resolution plan every three years with submissions alternating between a full resolution plan and a targeted resolution plan (a “165(d) Resolution Plan”). Upon review of the plan, the agencies may jointly determine that a resolution plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. Upon making this determination, the agencies would provide a joint notice identifying one or more deficiencies that could undermine the feasibility of the resolution plan. If Truist receives such a notice and fails to submit a timely revised resolution plan or a revised resolution plan that fails to adequately address the deficiencies, the agencies could subject Truist to more stringent capital, leverage, or liquidity requirements, or restrictions on growth, activities, or operations. Truist submitted its inaugural resolution plan to the FRB and FDIC in September 2021. On September 30, 2022, the FRB and FDIC announced that they did not identify any shortcomings or deficiencies in Truist’s resolution plan. Truist’s next full 165(d) Resolution Plan is due October 1, 2025.

In addition, Truist Bank, as an IDI, is required by FDIC regulation to file a separate bank level resolution plan every three years (an “IDI Resolution Plan”). Truist Bank submitted its inaugural IDI Resolution Plan to the FDIC in November 2022. In 2024, the FDIC adopted a final rule that significantly modified the required frequency and informational content of IDI Resolution Plans. As a result of the rule, Truist Bank must submit a full IDI Resolution Plan to the FDIC every three years and an interim supplement in the years in which a full IDI Resolution Plan is not due. Further, the final rule introduces a new credibility standard for evaluating the adequacy of IDI Resolution Plan submissions, including increased engagement and capabilities testing. The application of this new credibility standard may require the exercise of a meaningful degree of judgment by the FDIC. A failure by Truist Bank to satisfy the credibility standard, or any other provision of the rule, may cause the FDIC to require Truist Bank to reconsider portions of its IDI Resolution Plan or result in an enforcement action by the FDIC. Truist Bank’s first interim supplement is due July 1, 2025, and its full IDI Resolution Plan submission is due July 1, 2026.

Enhanced Prudential Standards and Regulatory Tailoring Rules

U.S. BHCs, including Truist, are subject to a range of prudential standards based on their size and complexity. Truist is subject to more stringent liquidity and capital requirements, leverage limits, stress testing, single-counterparty credit limits, resolution planning, and enhanced risk management standards than those applicable to smaller institutions, while certain larger banking organizations are subject to even more enhanced prudential standards than Truist.

Truist Financial Corporation 7

Under the Tailoring Rules, Truist is subject to the standards applicable to Category III banking organizations, which generally include BHCs with greater than $250 billion, but less than $700 billion, in total consolidated assets and less than $75 billion in certain risk-related exposures.

Capital Requirements

Truist and Truist Bank are subject to certain risk-based and leverage capital ratio requirements. These are established by the FRB, for Truist, and by the FDIC, for Truist Bank. These requirements are based on the capital framework developed by the BCBS for strengthening the regulation, supervision, and risk management of banks under Basel III rules, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations prescribe minimum capital levels, and the FRB and FDIC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. These actions could include requiring Truist to commit capital to Truist Bank in abnormal operating conditions which would otherwise be available to Truist’s creditors and shareholders. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on Truist’s or Truist Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval for acquisitions.

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

Under the FRB’s capital framework for BHCs, Truist is subject to capital requirements, including the SCB, that are determined from the supervisory stress test results. The SCB is equal to the greater of (i) the difference between Truist’s starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of its planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%. The FRB assigned Truist an SCB of 2.8%, which is effective from October 1, 2024 to September 30, 2025, at which point a revised SCB will be calculated and provided to Truist. Truist is required to describe its planned capital actions in its CCAR capital plan, but is no longer required to seek prior approval if it makes capital distributions in excess of those included in its CCAR capital plan. Instead, Truist is subject to automatic distribution limitations if its capital ratios fall below its buffer requirements, which include the SCB.

For certain large banking organizations, the SCB could be supplemented by a countercyclical capital buffer of up to an additional 2.5% of risk-weighted assets. This buffer is currently set at zero. An FRB policy statement establishes the framework and factors the FRB would use in setting and adjusting the amount of the countercyclical capital buffer. Covered banking organizations would generally have 12 months after the announcement of any increase in the countercyclical capital buffer to meet the increased buffer requirement, unless the FRB determines to establish an earlier effective date. If the full countercyclical buffer amount is implemented, Truist would be required to maintain a CET1 capital ratio of at least 9.8%, a Tier 1 capital ratio of at least 11.3%, and a Total capital ratio of at least 13.3% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. In addition, Truist Bank would be required to maintain a CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11.0%, and a Total capital ratio of at least 13.0%.

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

In July 2023, the U.S. banking regulators issued a proposal to revise the risk-based capital standards applicable to Truist and Truist Bank. This proposal would introduce new approaches for credit risk, operational risk, market risk, and credit valuation adjustment risk that generally align with the approaches for these risks under the global Basel Accord adopted by the Basel Committee. The proposal would introduce a new measure of risk-weighted assets, which would reflect the proposed new standardized approaches for credit risk, operational risk, and credit valuation adjustment risk, as well as a proposed new measure for market risk that would be based on both internal models and standardized supervisory models of market risk. In addition, the proposal requires Category III and IV financial institutions to include certain components of AOCI in the calculation of regulatory capital, as well as change the calculation of certain deductions consistent with standards in place for Category I and II financial institutions. The FRB has indicated the intent to re-propose the revised risk-based capital standards. The potential impacts on Truist and Truist Bank of a final rule remains uncertain.

Refer to the “Capital” section in MD&A for disclosures containing the minimum regulatory capital ratios and well-capitalized minimum ratios applicable to Category III banking organizations.

Capital Planning and Stress Testing Requirements

In addition to the regulatory capital requirements, under the FRB’s CCAR process and related capital plan rule, Truist must submit an annual capital plan to the FRB that reflects its projected financial performance under hypothetical macro-economic scenarios, including stress scenarios designed by Truist and a supervisory severely adverse scenario provided by the FRB.

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

Truist is required to submit its next capital plan and the results of its own stress tests to the FRB by April 5, 2025. The FRB is required to announce the results of its supervisory stress tests by June 30, 2025.

In addition to the CCAR stress testing for Truist, Truist Bank conducts company-run stress tests on an annual basis, though those tests are only required biennially. Truist and Truist Bank also conduct periodic company-run stress tests that are not related to supervisory stress testing requirements.

Liquidity Requirements

Certain BHCs and their bank subsidiaries, including Truist and Truist Bank, are subject to a minimum LCR and NSFR. The LCR rule requires that banking organizations maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet estimated total net cash outflows over a prospective 30 calendar-day period of stress. The NSFR rule defines a minimum amount of stable, long-term funding that banking organizations must maintain in relation to their asset composition and off-balance sheet activities. The NSFR, calculated as the ratio of available stable funding to required stable funding, must exceed 1.0x. Available stable funding represents a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. Required Stable Funding is calculated by applying standardized weightings to assets, derivatives exposures, and certain other items based on their liquidity characteristics. As a Category III banking organization, Truist and Truist Bank are subject to LCR and NSFR requirements equal to 85% of the full requirement.

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

Truist Financial Corporation 9

Long-Term Debt and Clean Holding Company Requirements

In 2023, the U.S. banking regulators proposed a rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements that currently apply only to GSIBs. This proposal would also impose a long-term debt requirement on certain categories of insured depository institutions, including insured depository institutions with $100 billion or more in total assets, such as Truist Bank. If adopted, this proposal would require Truist and Truist Bank to each maintain a minimum outstanding eligible long-term debt amount equal to the largest of (i) 6% of risk-weighted assets, (ii) 2.5% of total leverage exposure, and (iii) 3.5% of average total consolidated assets. Truist Bank would be required to issue the minimum amount of eligible long-term debt to Truist, and Truist would be required to issue the minimum amount of eligible long-term debt externally. In addition, if adopted as proposed, the clean holding company requirement would limit or prohibit Truist from entering into certain transactions that could impede its orderly resolution, including, for example, prohibiting Truist from entering into transactions that could spread losses to subsidiaries and third parties, as well as limiting the amount of Truist’s liabilities that are not eligible long-term debt. The timing and form of any final rule implementing the long-term debt requirements and clean holding company requirements remains uncertain.

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

10 Truist Financial Corporation

Transactions with Affiliates

There are various legal restrictions on the extent to which Truist and its nonbank subsidiaries may borrow or otherwise engage in certain types of transactions with Truist Bank. Under the Federal Reserve Act and FRB regulations, Truist Bank and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit, purchases of assets, and certain other transactions involving its nonbank affiliates. In addition, transactions between Truist Bank and its nonbank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.

Acquisitions

Truist is subject to numerous laws that may require regulatory approval for acquisitions. For example, under the BHCA, a BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any BHC or bank or merge or consolidate with another BHC without the prior approval of the FRB. The BHCA and other federal laws enumerate the factors the FRB must consider when reviewing the merger of BHCs, the acquisition of banks or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the proposal in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the U.S.; the organizations’ compliance with anti-money laundering laws and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the IDIs involved in the transaction.

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

The standards by which bank and financial institution acquisitions are evaluated have been undergoing review and change by the federal agencies. As a result, it is uncertain how these new policies will be applied.

In July 2024, the FDIC released a proposed rule to amend its regulations under the Change in Bank Control Act, which generally provides that no person may directly or indirectly acquire control of an insured depository institution unless the person has given the appropriate federal banking agency prior notice of the proposed transaction and the agency has not disapproved it. The FDIC’s regulations contain a rebuttable presumption that the acquisition of voting securities of a holding company like Truist that directly or indirectly controls an insured state nonmember bank like Truist Bank constitutes such an acquisition of control requiring prior notice to the FDIC if, immediately after the transaction, the acquiring person will own, control, or hold with power to vote 10% or more of any class of voting securities of the holding company and other specified conditions are met. The proposed rule removes an explicit exemption for transactions where the FRB reviews a notice under the Change in Bank Control Act. We continue to evaluate this proposal and its potential impacts, if adopted as proposed, on Truist and Truist Bank.

In September 2024, the FDIC adopted a final statement of policy regarding its review of Bank Merger Act applications. The final policy statement addresses, among other things, the scope of transactions subject to FDIC approval, a more rigorous FDIC process for evaluating Bank Merger Act applications, and the FDIC Board’s heightened expectations with respect to the Bank Merger Act’s statutory factors. As a result, Bank Merger Act applications to the FDIC will now require additional information and transactions that would result in a bank with $100 billion or more in total consolidated assets will be subject to heightened scrutiny. It is unclear whether and how the FDIC will implement its final statement of policy on bank mergers.

In addition, the U.S. DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the U.S. DOJ now uses to evaluate transactions in all segments of the economy, and a newly-issued 2024 Banking Addendum (“2024 Banking Addendum”). Previously the U.S. DOJ assessed bank and bank holding company mergers under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches. Since the 2024 Banking Addendum allows for consideration of theories of harm and relevant markets not considered in the 1995 Bank Merger Guidelines, it remains uncertain how the U.S. DOJ will ultimately apply this new merger review framework to bank mergers.

Truist Financial Corporation 11

Other Safety and Soundness Regulations

The FRB has supervisory and enforcement powers over BHCs and their non-banking subsidiaries. The FRB has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order, or written agreement with a federal regulator. These powers may be exercised through the issuance of confidential supervisory actions, cease and desist orders, civil monetary penalties, or other actions.

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

The FDIC implemented a special assessment to recoup losses to the DIF associated with bank failures in 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist Bank was $64 million and $507 million for the years ended December 31, 2024 and 2023, respectively. Truist Bank may be subject to additional adjustments due to change in the estimated relevant losses to the DIF reported by the FDIC. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly installments. The special assessment will be paid in ten quarterly installments, which began in the second quarter of 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank, Signature Bank, and First Republic Bank, which could result in additional expense.

Consumer Protection Laws and Regulations

In connection with its lending and leasing activities, Truist Bank is subject to federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. The CFPB examines Truist and Truist Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student, and other consumer loans, and other consumer financial products and services offered. The federal consumer financial protection laws that are subject to the CFPB’s supervision and enforcement powers include, among others, the Truth in Lending Act, Truth in Savings Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, and Equal Credit Opportunity Act. The CFPB also has authority to take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive, or abusive, and to impose new disclosure requirements for any consumer financial product or service.

12 Truist Financial Corporation

In October 2024, the CFPB finalized a rule under the Dodd-Frank Act, which requires certain entities, including Truist and Truist Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The rule also requires data providers holding a consumer account, such as Truist Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Data providers are prohibited from charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include Truist and Truist Bank when acting in certain capacities. The rule also requires such third parties to limit their collection, use, and retention of the data received from the applicable data provider to only what is reasonably necessary to provide the applicable consumer’s requested product or service, including uses that are reasonably necessary to improve the product or service. The compliance date for a data provider that is a depository institution with over $250 billion in total assets is April 1, 2026; however, the final rule is subject to ongoing litigation that could impact whether and when Truist and Truist Bank are required to comply with the rule. We continue to evaluate the final rule and the potential impacts on Truist and Truist Bank.

The CFPB may issue additional regulations that impact products and services offered by Truist or Truist Bank. The regulations could reduce the fees that Truist and Truist Bank receives, alter the way products and services are provided, or increase the risk of private litigation or regulatory enforcement action.

BSA and Patriot Act

Financial institutions, including Truist Bank, are subject to the anti-money laundering and countering the financing of terrorism requirements of the BSA and its implementing regulations. The BSA was amended by the Patriot Act to strengthen the ability of U.S. law enforcement agencies and intelligence communities to cooperate in the prevention, detection, and prosecution of international money laundering and the financing of terrorism and was further amended by the Anti-Money Laundering Act of 2020. The BSA, as amended, contains anti-money laundering measures affecting IDIs, broker-dealers and certain other financial institutions. The BSA requires those financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to issue regulations and to impose requirements and restrictions on financial institutions’ operations. The BSA further imposes substantial obligations on financial institutions to maintain appropriate policies, procedures, and processes to detect, prevent, and report money laundering, terrorist financing, and other financial crimes. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on business. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

BSA/AML and Sanctions

Financial institutions that are subject to the BSA are subject to examinations and ongoing monitoring to assess compliance with BSA/AML and OFAC laws and regulations. These laws and regulations are designed to protect the financial system, consumers, and financial institutions from bad actors and illicit activities by requiring financial institutions to develop and implement BSA/AML programs designed to deter and when possible detect and prevent the use of the financial system to facilitate the funding of criminal activities. In addition, financial institutions are also required to comply with sanctions programs administered by OFAC and the U.S. Department of State, which prohibit financial transactions involving certain individuals, entities, countries, and territories and impose other restrictions on certain investments and dealings.

Federal law grants substantial enforcement powers to federal financial institution regulators, OFAC, and the U.S. DOJ, among other government agencies, with respect to AML and OFAC laws and regulations. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or prohibition orders; and to initiate injunctive actions against financial institutions and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations, or for unsafe and unsound practices.

Privacy, Data Protection, and Cybersecurity

Various federal and state laws and regulations contain extensive data privacy, data protection and cybersecurity provisions, and the regulatory framework for data privacy, data protection, and cybersecurity is rapidly evolving. The FRB, FDIC, and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to support the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the FRB and the SEC, have increased their focus on cybersecurity through guidance, examinations, and regulations.
Truist Financial Corporation 13

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

A joint regulation from the FRB, OCC, and FDIC requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or stock price, or pose a threat to the financial stability of the U.S.

In addition, once implementing regulations are finalized, the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the covered entity reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). The CISA proposed a rule under the CIRCIA in April 2024 that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to include banking organizations like Truist.

Truist’s nonbank subsidiaries are also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy, data protection, and cybersecurity. Moreover, the U.S. Congress has recently considered, and is expected to continue to consider various proposals for, more comprehensive data privacy, data protection, and cybersecurity legislation.

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

Moreover, the New York Department of Financial Services Cybersecurity Regulation is driving significant cybersecurity compliance activities for Truist. This regulation includes phased compliance periods as well as attestation of compliance by certain Truist entities.

Truist has undertaken significant efforts to comply with these laws and regulations and continues to assess their requirements and applicability to Truist. These laws and regulations, as well as proposed legislation and regulation, are subject to revision or formal guidance and may be interpreted or applied in a manner inconsistent with the Company’s understanding, which may result in further uncertainty and require Truist to incur additional costs to comply. Refer to Item 1A, “Risk Factors” for more information on the risks related to compliance with applicable privacy laws and regulations.

CRA

The CRA requires the FDIC to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” This assessment is considered for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the FRB in connection with the review of any proposed acquisition or merger application. For its most recent CRA examination period, Truist Bank received the highest possible overall rating of “Outstanding” from the FDIC.

14 Truist Financial Corporation

In October 2023, the FRB, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. The rule was expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The rule was expected to take effect on April 1, 2024, with most of the provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit. It is unknown whether and when the CRA final rule will become effective.

Automated Overdraft Payment Regulation

There are federal consumer protection laws related to automated overdraft payment programs offered by financial institutions. The CFPB prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service. Financial institutions must also provide consumers with a notice that explains the financial institution’s overdraft services, including the associated fees and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for “excessive or chronic” client use and undertake “meaningful and effective” follow-up action with clients that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts, and provide for board and management oversight regarding overdraft payment programs. In response to direct client feedback, Truist offers checking accounts that are not subject to overdraft fees.

In December 2024, the CFPB issued a final rule to financial institutions with more than $10 billion in assets to either limit the cost of overdraft services to the amount of their costs and losses, or adhere to a fee cap of $5. The rule was expected to take effect on October 1, 2025. Several banking industry groups seeking to invalidate the rule through litigation are arguing, among other things, that the CFPB did not have the statutory authority to issue the rule under the Truth in Lending Act. It is unknown whether the litigation or other government actions in the future will impact the effective date or substance of the rule.

Volcker Rule

Truist is prohibited under the Volcker Rule from (i) engaging in proprietary trading activities, and (ii) having certain ownership interests in and relationships with covered private funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including Truist and its affiliates. The Volcker Rule regulations contain exemptions or exclusions, including for market-making, hedging, underwriting, trading in U.S. government and agency obligations, and also permit certain ownership interests in certain types of funds. They also permit the offering and sponsoring of funds under certain conditions. Truist maintains compliance programs in response to the significant compliance obligations mandated by the Volcker Rule regulations.

Regulatory Regime for Swaps

The Dodd-Frank Act established a comprehensive regulatory regime for the OTC swaps market, aimed at increasing transparency, and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital adequacy, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers and security-based swap dealers register with one or both of the SEC and CFTC, depending on the nature of the swaps business. Truist Bank is registered with the CFTC as a swap dealer and is conditionally registered with the SEC as a security-based swap dealer, subjecting Truist Bank to requirements under the CFTC’s and SEC’s regulatory regimes. This includes trade reporting and recordkeeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC. The NFA is the primary self-regulatory organization for Truist’s swap dealer. Truist Bank’s uncleared swaps and security-based swaps are subject to variation margin and initial margin requirements.

Truist Financial Corporation 15

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

Other Regulatory Matters

Truist is subject to examinations by federal and state banking regulators, as well as the SEC, CFTC, FINRA, NFA, various taxing authorities, and various state securities regulators. Truist periodically receives requests for information on business and accounting practices from regulatory authorities in various states, including state attorneys general, securities regulators, and other regulatory authorities. Such requests are considered incidental to the normal conduct of business.

Human Capital

Truist works as One Team—unified by its purpose, mission, and values—to meet clients’ needs, uplift communities, empower teammates, and promote effective risk management and controls to drive performance. Truist recognizes that attracting the best talent, making investments in teammates, caring to better understand their backgrounds and experiences, and helping to bolster their career trajectories ultimately leads to more engaged and productive teammates, which can contribute to better client service and business outcomes for Truist overall.

Truist’s Compensation and Human Capital Committee oversees Truist’s compensation and benefit programs consistent with its compensation philosophy. This committee provides oversight of Truist’s human capital strategy that supports attracting, developing, and retaining qualified teammates.

Truist strives to provide rigorous and dynamic talent practices, which develop teammates for success in a broad set of roles. Our talent practices include performance, succession, and progression planning.

Truist’s Enterprise Ethics Office manages the standards for ethical conduct, conduct risks, and related teammate concerns. The Enterprise Ethics Office also facilitates the Board’s review and approval of the Code of Ethics. Through its risk monitoring and oversight routines, the Enterprise Ethics Office identifies trends and insights related to organizational culture and control environment, which are reported to the Executive-level Enterprise Risk Committee and the Board.

The following table presents a summary of teammates as of December 31, 2024:

Table 3: Teammate Summary
	# of Teammates	% of Population
Full-Time	36,769	95.9%
Part-Time	1,566	4.1
Total	38,335	100.0%

Truist also leverages a contingent workforce, which is not reflected in the table, as an important part of the Company’s overall workforce strategy.

16 Truist Financial Corporation

Truist aspires to foster a performance-based culture that is reinforced by belonging and inclusivity. Furthering a sense of belonging drives our teammate mission of creating an inclusive and energizing environment that empowers teammates to learn, grow, and have meaningful careers. Through inclusivity we strive for business settings where every teammate is respected, everyone matters and has a voice, and everyone feels welcome and empowered to make meaningful contributions. Collectively, this approach helps us to be competitive in meeting the needs of our clients and communities.

The following table presents a summary of teammate statistics as of December 31, 2023, using the category classifications on the U.S. Equal Employment Opportunity Commission’s EEO-1 report, which differ from those recognized internally by Truist.

Table 4: Teammate Composition(1)
	Gender		Race / Ethnicity
	Female	Male	Caucasian	Black/African American	Hispanic or Latino	Asian	American Indian/Alaska Native	Native Hawaiian/Other Pacific Islander	Two or More Races
Executive management & senior leaders	27.8%	72.2%	81.2%	9.0%	3.8%	4.6%	0.3%	—%	1.1%
First / mid-level managers	53.9	46.1	69.0	14.1	8.0	6.5	0.4	0.1	1.9
Professionals	48.9	51.1	65.1	15.6	6.3	10.5	0.5	0.2	1.8
All others	75.4	24.6	54.3	23.2	14.5	4.0	0.8	0.3	2.9
All teammates	62.7	37.3	60.5	19.1	10.6	6.6	0.6	0.2	2.4
(1)Source: EEO-1 data as of December 31, 2023. All others include sales workers and administrative support EEO-1 job categories. Includes TIH teammates.

Talent Practices

Truist utilizes a suite of talent practices providing insight into the state of our talent. Talent practices underpin and strengthen executive leader decisions, which are informed by data and insights. These practices include:

•Performance management - goal planning, feedback, check-ins, and performance evaluation.
•Succession planning - tools that identify potential interim, near- and longer-term internal successors designed to allow for optionality and business continuity.
•Talent assessment - manager evaluation of the forward-looking potential of eligible teammates through the lens of their ability, agility, and aspiration as well as consideration of retention risk.
•Progression planning - helps teammates and managers chart a path for teammates to learn, grow, and have meaningful careers.
•Enterprise strategic workforce planning and skill assessments – a practice enabling the business to plan for the appropriate workforce capability and capacity in target job profiles.

Talent Development

Truist teammates have access to extensive programs and benefits for career advancement. Teammates can partner with a certified coach to help them identify and focus on potential career paths, create clear goals, and remain accountable in achieving those goals. For teammates who qualify, Truist also provides tuition assistance so teammates can continue formal education by seeking degrees that align with career goals or develop needed emerging skills through our Future Skills program. Truist offers career and job transparency through a set of resources including career discovery and career planning online services. Truist seeks to achieve a career destination culture through career mobility and pipeline strategies and programs, including through Truist’s Leadership Institute, which leverages developmental experiences, team optimization, executive coaching, and leadership development.

In addition to career development opportunities, Truist provides learning experiences to new and existing teammates to help build the skills needed now and in the future, including role skill preparedness, upskilling for the future, and access to skill building content for teammate-led learning. Truist Learning and Development also prioritizes and integrates regulatory-related training to mitigate risk across the organization. Truist has invested in innovative talent marketplace and learning technologies and believes that skill development leads to healthy and robust career mobility, which furthers our teammate value proposition and retention efforts~~.~~

Compensation and Total Rewards

Truist’s Compensation and Total Rewards enable its purpose, mission, and values, specifically Truist’s mission to create an inclusive and energizing environment that empowers teammates. Truist provides market competitive total rewards to attract and retain talent while enabling Truist’s short- and long-term performance. Truist provides compensation and rewards that aim to achieve positive business results, are based on market and internal assessments, and are aligned with risk management principles. Truist conducts an annual pay equity study, factoring teammates’ roles, levels of experience, and geography.

Truist Financial Corporation 17

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

Website Access to Truist’s Filings with the SEC

Truist’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are made available at no cost on the Company’s Investor Relations website, IR.Truist.com, as soon as reasonably practicable after Truist files such material with, or furnishes it to, the SEC. Truist’s SEC filings are also available through the SEC’s website at sec.gov.

Truist may use its website to distribute Company information, including as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD. Truist routinely posts and makes accessible financial and other information, including corporate responsibility and sustainability information, regarding Truist on its website. Investors should monitor Truist’s website, including the Investor Relations portion, in addition to its press releases, SEC filings, public conference calls, and webcasts. The information on our website is not incorporated by reference into this report.

Corporate Governance

Information with respect to Truist’s Board of Directors, Executive Officers, and corporate governance policies and principles is presented on Truist’s Investor Relations website, IR.Truist.com. Specifically, the Company makes available on its Investor Relations website, under the heading “Governance & Responsibility” (i) its Code of Ethics for the Board, senior financial officers, and teammates, (ii) its Corporate Governance Guidelines, and (iii) the charters of the Company’s standing Board committees. If the Company makes changes in, or provides waivers from, the provisions of its Code of Ethics that the SEC requires it to disclose, the Company intends to disclose these events in the “Governance & Responsibility” section of its Investor Relations website. The information on our website is not incorporated by reference into this report.
18 Truist Financial Corporation

Executive Officers

Executive Officer	Recent Work Experience	Years of Service	Age
William H. Rogers, Jr. Chairman and Chief Executive Officer	Chairman since March 2022. Chief Executive Officer since September 2021. President and Chief Operating Officer from December 2019 to September 2021. Previously SunTrust Chairman and Chief Executive Officer from January 2012 to December 2019.	44	67
Michael B. Maguire Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer since September 2022. Chief National Consumer Finance Services and Payments Officer from September 2021 to September 2022. Head of National Consumer Finance and Payments from December 2019 to August 2021. Previously SunTrust Enterprise Partnerships and Investments Executive.	22	46
Brad Bender Senior Executive Vice President and Chief Risk Officer	Chief Risk Officer since November 2024. Interim Chief Information Officer from April 2024 to November 2024. Head of Enterprise Operational Services from November 2023 to April 2024. Head of Consumer Finance Solutions and Enterprise Operations and Global Services from May 2023 to November 2023. Head of Consumer Finance Solutions from September 2022 to May 2023. Head of Home Improvement Lending from August 2021 to September 2022. Head of Consumer Credit Risk and Policy Management from December 2019 to August 2021.	20	44
Scott A. Stengel Senior Executive Vice President, Chief Legal Officer, and Head of Government Affairs	Chief Legal Officer and Head of Government Affairs since December 2023. General Counsel at Ally Financial Inc. from May 2016 to December 2023.	1	53
Kristin Lesher Senior Executive Vice President and Chief Wholesale Banking Officer	Chief Wholesale Banking Officer since February 2024. Executive Vice President and Head of Commercial Banking Coverage at Wells Fargo from October 2021 to November 2023. Head of East Region Commercial Banking Coverage at Wells Fargo from November 2018 to October 2021. Previously, Co-Head of Investment Banking Coverage.	1	52
Dontá L. Wilson Senior Executive Vice President and Chief Consumer & Small Business Banking Officer	Chief Consumer & Small Business Banking Officer since November 2023. Chief Retail & Small Business Banking Officer from March 2022 to November 2023. Chief Digital and Client Experience Officer from November 2018 to March 2022. Chief Client Experience Officer from August 2016 to November 2018.	26	48

Truist Financial Corporation 19

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Market Risks

•The levels of or changes in interest rates could adversely affect our results of operations and financial condition.
•The Company’s hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.
•Changes in monetary, fiscal, and other policies, and changes in the U.S. political environment, could adversely affect us.
•Financial results, lending, and other business activities could be adversely affected by weak or deteriorating economic conditions.
•Geopolitical conditions, the outbreak or escalation of hostilities, acts or threats of terrorism, and related volatility and instability in global economic and market conditions could adversely affect us.

Credit Risks

•The Company is subject to credit risk, and the Company’s allowance for credit losses may not be adequate to cover realized and future losses.
•The Company could have more credit risk and higher credit losses if our underwriting standards and practices are inadequate, we adopt more liberal underwriting standards for competitive or other reasons, or our concentration and other risk limits are not well calibrated.
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

Technology Risks

•The Company’s operating systems and infrastructure, as well as operational capabilities managed or supplied by third parties on whom we rely, could fail or be interrupted, which could disrupt the Company’s business and adversely impact the Company’s operations, financial condition, prospects, and reputation, and cause significant legal and financial exposure.
•Truist is heavily reliant on technology, and a failure to effectively anticipate, develop, and implement new technology could negatively impact our financial results, business, operations, or security.
•The Company faces risks associated with the quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.
•The Company and its suppliers and service providers face a wide array of cybersecurity risks, which could result in the loss, alteration, or disclosure of confidential, proprietary, personal, and other sensitive information; adversely impact the Company’s operations, financial condition, prospects, and reputation; and cause significant legal and financial exposure.

Other External Risks

•Physical, transition, and other risks associated with climate change, together with governmental responses to them, may negatively impact our business, operations, reputation, and clients.
•The Company is at risk of increased losses from fraud.
•Natural disasters, pandemics, and other catastrophic events could adversely impact us.

20 Truist Financial Corporation

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

Regulatory and Legal Risks

•The Company may incur damages, fines, penalties, and other negative consequences from past, current, or future supervisory actions and regulatory or other legal violations, including inadvertent or unintentional violations.
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

Talent Management Risks

•We could be harmed by an inability to attract, develop, retain, and motivate qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions.
•The Company’s operations rely on its ability, and the ability of key external parties, to maintain appropriately staffed workforces and on the competence, trustworthiness, health, and safety of teammates.

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

Operational Risks

•Truist relies extensively on third parties to provide key components of the Company’s business infrastructure, and their failure to perform to our standards or our failure to appropriately assess and manage these relationships could adversely affect us.
•The Company’s risk management framework may fail to identify and manage the risks that we face.
•In deciding whether to extend credit or enter into other transactions with clients and counterparties, Truist depends on the accuracy and completeness of information about clients and counterparties, and Truist could be negatively impacted if the information is not accurate or complete.
•Truist can be negatively affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services, and delivery platforms.

Truist Financial Corporation 21

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

Market Risks

The levels of or changes in interest rates could adversely affect our results of operations and financial condition.

We are highly dependent on net interest income, which is the difference between interest income on earning assets, such as loans and investments, and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions, including heightened levels of inflation, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future, including future changes in interest rates and the frequency and timing of such changes. Refer to the later risk factor titled Changes in monetary, fiscal, and other policies, and changes in the U.S. political environment, could adversely affect us. Our net interest income has in the past been adversely affected and could in the future be adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest, including the rate of change, or changing the spreads among different interest rate indices.

The levels of or changes in interest rates could adversely affect us beyond our net interest income, including by increasing the cost or decreasing the availability of deposits or other variable-rate funding instruments, reducing the yield on or demand for loans or increasing the prepayment speed of loans, increasing client or counterparty delinquencies or defaults, and reducing the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies. Certain of our investment securities, notably MBS, are sensitive to changes in rates. Generally, when rates rise, market values will decline, prepayments of principal will decrease and the duration of MBS will increase. Conversely, when rates fall, market values will rise, prepayments of principal will increase and the duration of MBS will decrease.

The levels of and changes in market rates of interest, and the related risks and uncertainties, are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our clients, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A heightened interest rate environment, which we have experienced in recent years and may continue to experience, can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed income securities. Market volatility in interest rates, including the rate of change, can create particularly difficult conditions. Refer to the “Market Risk” section of the MD&A and “Note 19. Derivative Financial Instruments.”

The Company’s hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.

The Company employs various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. The Company’s hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, the Company may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, the Company may not be able to find market participants that are willing to act as its hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies. The Company’s hedging strategies are not designed to eliminate all interest rate, foreign exchange, and market risks.

22 Truist Financial Corporation

Changes in monetary, fiscal, and other policies, and changes in the U.S. political environment, could adversely affect us.

Changes in monetary and fiscal policies, including those established by the FRB and other central banks, and uncertainty concerning the future path of interest rates, government shutdowns, debt ceilings or funding for the government, and tariffs and other trade policies, can cause volatility in the financial markets and adversely affect our business and operations—for example, the conditions for commercial and consumer lending, the creditworthiness of our clients, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets. Truist cannot control or predict the nature or timing of future changes in monetary, fiscal, or other policies or the precise effects such changes may have on the Company’s activities and financial results. These policies can:

•Meaningfully influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, and the conditions in equity, fixed-income, currency, and other markets;
•Significantly impact the cost of funds, as well as the return on assets, both of which can have an impact on interest income;
•Adversely affect borrowers through higher debt servicing costs and potentially increase the risk they may fail to repay their loan obligations; and
•Artificially inflate asset values during prolonged periods of accommodative policy, which could in turn cause volatile markets and rapidly declining collateral values during times of restrictive monetary and fiscal policies.

A fractious or volatile political environment in the U.S., including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. We also could be negatively impacted by political scrutiny of the financial services industry in general or our business or operations in particular.

Financial results, lending, and other business activities could be adversely affected by weak or deteriorating economic conditions.

Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A prolonged period of slow growth in the U.S. economy as a whole or in any regional markets that Truist serves, or any deterioration in economic conditions or the financial markets, may disrupt or dampen the economy, which could adversely affect the Company’s financial condition and results.

If economic conditions deteriorate, the Company could see lower demand for loans by creditworthy clients, reducing the Company’s interest income. In addition, if unemployment levels increase or if real estate prices decrease, the Company could incur higher charge-offs and could incur higher expenses due to increased credit loss provisions. These conditions may adversely affect not only consumer borrowers but also commercial and industrial and commercial real estate borrowers, especially for those businesses that rely on the health of industries or properties that may suffer from deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing the Company to incur higher credit losses. In addition, inflation may lead to a decrease in consumer and clients’ purchasing power, and adversely affect demand for our products and services, reducing the Company’s income.

A weakening or deterioration of economic conditions also could adversely affect financial results for the Company’s fee-based businesses. Truist earns fee income from, among other activities, investment banking, managing assets for clients, and providing brokerage and other investment advisory and wealth management services. Investment management fees are often based on the value of assets under management and a decrease in the market prices of those assets could reduce the Company’s fee income. Changes in stock or fixed income market prices or client preferences could affect the trading activity of investors, reducing commissions and other fees earned from the Company’s brokerage business. Poor economic conditions and volatile or unstable financial markets would likely adversely affect the Company’s financial advisory and capital markets-related businesses.

In addition, the bank failures in 2023 focused market attention on the industry’s interest rate and deposit risks due to rapidly rising interest rates, which, among other things, resulted in unrealized losses on longer duration securities and loans held by banks. A decrease in the supply of deposits or significant increase in competition for deposits could result in substantial increases in costs to retain and service deposits. Increased adoption of consumer banking technology can result in reduced deposit demand due to the relative ease with which depositors may transfer deposits to a different depository institution in the event that the Bank’s products and services are less competitive or confidence is lost in the Bank. The cost of resolving the bank failures in 2023 also prompted the FDIC to issue a special assessment to recover costs to the DIF. Refer to the “Regulatory Considerations” section in Item 1 “Business” for additional details related to the FDIC’s special assessment.

Truist Financial Corporation 23

Geopolitical conditions, the outbreak or escalation of hostilities, acts or threats of terrorism, and related volatility and instability in global economic and market conditions could adversely affect us.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have an adverse effect on the Company’s results of operations and financial condition. In addition, disruptions in foreign relations of the U.S. could adversely affect industries and markets on which our business depends. The macroeconomic environment in the U.S. is susceptible to geopolitical events and volatility in financial markets. For example, trade and other negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties.

Geopolitical conditions, including tensions in foreign relations of the U.S., the outbreak or escalation of hostilities between countries or within a country or region, and acts or threats of terrorism, could have an adverse effect on the global economy, financial markets, and on Truist’s business operations. Aggressive actions by hostile governments or groups, including armed conflict or intensified cyberattacks, could expand or escalate in unpredictable ways, with potentially catastrophic consequences. Geopolitical events and instability could result in worldwide economic disruption, heightened volatility in financial markets, severe declines in asset values, disruption of global trade and supply chains, higher and more volatile commodity and food prices, and diminished consumer, business, and investor confidence. Any of the above consequences could have significant negative effects on the U.S. economy, and, as a result, Truist’s operations and earnings. Truist, its service providers, and participants in the financial system could also experience increasing levels and more aggressive cyberattacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.

Credit Risks

The Company is subject to credit risk, and the Company’s allowance for credit losses may not be adequate to cover realized and future losses.

Truist incurs credit risk, which is the risk to current or anticipated earnings or capital arising when a borrower, obligor, issuer, or counterparty does not meet its financial obligations to us. Credit risk is primarily incurred through lending activities in the Company’s WB and CSBB operating segments. A number of products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets, and investment securities. Changes in credit quality can have a significant impact on the Company’s earnings and capital position. The Company estimates and establishes contractual lifetime reserves for credit risks and credit losses inherent in its determination of credit exposure. This process, which is critical to the Company’s financial results and condition, requires complex calculations and extensive use of judgment, considering both external and borrower-specific factors that might impair the ability of borrowers to repay their loans. If the Company fails to identify all pertinent factors, or fails to accurately estimate the impacts of factors identified, the Company’s allowance for credit losses may not be adequate to cover realized and future losses.

Credit losses may exceed the amount of the Company’s reserves due to changing economic conditions, falling collateral values, falling commodity prices, higher unemployment, losses on a client / sector where Truist has an outsized exposure, or other factors such as changes in borrower behavior. There is no assurance that reserves will be sufficient to cover all credit losses. In the event of significant deterioration in current or projected future economic conditions, the Company could experience reduced demand for credit and increased delinquencies or defaults. In addition, the Company could be required to increase reserves in future periods, which would reduce the Company’s earnings and potentially impact its capital.

The Company could have more credit risk and higher credit losses if our underwriting standards and practices are inadequate, we adopt more liberal underwriting standards for competitive or other reasons, or our concentration and other risk limits are not well calibrated.

The Company’s credit risk and credit losses can increase if the Company’s loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic conditions or market conditions, including as a result of climate change or natural disasters. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and other products that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are or will be sufficient to prevent an adverse impact to our business and financial results.

The Company may suffer losses if the value of collateral declines in weak, deteriorating, or stressed economic or market conditions.

During periods of market stress or illiquidity, the Company’s credit risk may be further increased if it fails to realize the expected value of the collateral it holds, collateral is liquidated at prices that are not sufficient to recover the full amount owed to Truist, or counterparties are unable to post collateral, whether for operational or other reasons. Furthermore, disputes with counterparties concerning the valuation of collateral may increase in times of significant market stress, volatility, or illiquidity, and Truist could suffer losses during these periods if it is unable to obtain additional collateral from counterparties, manage declines in the value of collateral, or realize the expected value of collateral.
24 Truist Financial Corporation

Liquidity Risks

Our inability to retain and grow deposits or a change in deposit costs or mix could negatively impact our funding strategy and financial results.

Deposits are a relatively low cost and stable source of funding. Truist competes with banks and other financial institutions for deposits and as a result, the Company could lose deposits in the future, clients may shift their deposits into higher yielding or alternate savings vehicles, or the Company may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce Truist’s net interest margin, net interest income, and net income. For example, in 2024, maintaining and growing deposits continued to be challenging with the FRB continuing to reduce the size of its balance sheet through quantitative tightening and sustained increased interest rates giving clients an incentive to move deposits to money market funds and other higher-yielding alternatives. In addition, our ability to maintain, grow, or favorably price deposits may be constrained by gaps in our product and service offerings, changes in consumer trends, our scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our client service, or any loss of confidence in our brand or our business.

Truist’s liquidity could be impaired by an inability to access short-term funding, an unforeseen outflow of cash, or an inability to monetize liquid assets.

Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable costs. Banks are especially vulnerable to liquidity risk because of their reliance on demand or short-term deposits to fund longer-term loans or other extensions of credit. We, like other financial-services companies, rely to a significant extent on external sources of funding, such as deposits and borrowings, for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. When volatility or disruptions occur in the wholesale funding markets, the Company’s ability to access short-term liquidity could be impaired. In addition, idiosyncratic factors, including realization of other risks described herein, as well as other factors outside of the Company’s control, such as a general market disruption or an operational problem that affects third parties, could impair the Company’s ability to access short-term or contingent funding sources or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or deposit attrition. The Company’s inability to monetize liquid assets without unacceptable losses or to access short-term funding or capital markets could constrain the Company’s ability to make new loans or meet existing lending commitments and could ultimately jeopardize the Company’s overall liquidity and capitalization. While our policies and controls are designed to enable us to maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment, our liquidity position could still become compromised. Such an event could damage the performance and value of our business, prompt regulatory intervention and private litigation, harm our reputation, and cause a loss of client and investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened.

A disruption in our access to the mortgage secondary market and GSEs for liquidity could negatively affect us.

Truist sells a portion of the mortgage loans that it originates to reduce the Company’s retained credit risk and to provide funding capacity for originating additional loans. The GSEs could limit their purchases of conforming loans due to capital constraints or other changes in their eligibility criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). This potential reduction in purchases could limit the Company’s ability to fund new loans.

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

Credit ratings are influenced by many factors, including the Company’s profitability, asset quality, capital levels, liquidity, business mix, operations, and risk management practices. Credit ratings may also be influenced by other factors, some of which are outside the Company’s control, such as recent and anticipated economic trends, geopolitical risk, legislative and regulatory developments, including implied levels of government support during a crisis, environmental, social, and governance considerations, and litigation, as well as changes to the rating agencies’ methodologies. There can be no assurance we will be able to maintain our current ratings and outlooks. Truist’s failure to maintain credit ratings could adversely affect funding costs and increase the Company’s cost of capital. A ratings downgrade could affect the Company’s ability to attract or retain funding, including deposits from commercial and corporate clients. Additionally, a downgrade to Truist’s credit ratings might also adversely impact the Company’s ability to conduct derivatives business with certain clients and counterparties and could trigger obligations to make cash or collateral payments to certain clients and counterparties.

Truist Financial Corporation 25

The Parent Company could have less access to funding sources and its liquidity could be constrained if the Bank becomes unable to pay dividends.

The Parent Company relies upon capital markets access and dividends from affiliates for funding and has less access to contingent funding sources than the Bank. If the Bank were subject to a financial stress, its dividends to the Parent Company could be reduced or eliminated in order to support Bank capital ratios or other regulatory requirements. This would increase the Parent Company’s reliance on capital markets at a time when credit spreads and funding costs are likely elevated due to the stress impacting the Bank and would also impair the Parent Company’s ability to serve as a source of strength to its subsidiaries.

The financial system is highly interrelated, and financial or systemic shocks or the failure of even a single financial institution or other participant in the financial system could adversely impact us.

Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole, the macroeconomic climate, and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships could also negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.

Truist may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums or special assessments, and could affect our ability to attract and retain depositors and to borrow or raise capital. The failure of other banks and financial institutions and the measures taken by governments, businesses, and other organizations in response to these events could adversely impact the Company’s business, financial condition, and results of operations.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, and other relationships. Truist has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, central counterparties, commercial banks, investment banks, mutual and hedge funds, and other institutional investors and clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by Truist or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by Truist cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the Company’s exposure. Any such losses could adversely affect the Company’s results of operations and financial condition.

Technology Risks

The Company’s operating systems and infrastructure, as well as operational capabilities managed or supplied by third parties on whom we rely, could fail or be interrupted, which could disrupt the Company’s business and adversely impact the Company’s operations, financial condition, prospects, and reputation, and cause significant legal and financial exposure.

The Company’s operational and security systems, networks, and infrastructure, including computer systems and networks, data management, and internal processes, as well as those of third parties, are integral to the Company’s performance. The Company’s business relies on the secure collection, transmission, storage, use, retrieval, and other processing of confidential, proprietary, and other sensitive information in the Company’s information systems, networks and those of third parties. In addition, to access the Company’s systems, networks, products, and services, the Company’s clients and other third parties may use personal mobile devices or computing devices that are outside of the Company’s control and network environments. The Company’s operating systems and infrastructure are vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, and human error. These risks may increase in the future as Truist continues to evolve its internal and external operating systems and infrastructure.

26 Truist Financial Corporation

The potential for operational risk exposure exists throughout the Company’s business, and because of the Company’s interactions with and reliance on third parties, is not limited to the Company’s own internal operational functions. Truist’s vendors, service providers, and other third parties may expose the Company to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems, networks, and infrastructure. In addition, third-party system breakdowns or failures, could affect their ability to deliver a product or service to the Company or result in lost or compromised information of the Company or its clients. Truist cannot be certain that it will receive timely notification of such incidents or be able to exert any meaningful control or influence over how and when they are addressed. The Company’s ability to conduct business may be adversely affected by any such significant disruptions to third parties with whom the Company interacts or relies upon.

In addition, as a result of increasing consolidation, interdependence, and complexity of financial entities and technology systems and networks, a technology failure that significantly degrades, deletes, or compromises the systems, networks, or data of one or more financial entities could have an adverse impact on counterparties or other market participants. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, other information or security breach, termination, or constraint could, among other things, adversely affect the Company’s ability to conduct transactions, service the Company’s clients, manage the Company’s exposure to risk, or expand the Company’s business.

Truist is heavily reliant on technology, and a failure to effectively anticipate, develop, and implement new technology could negatively impact our financial results, business, operations, or security.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those related to AI and migration to the cloud. Truist has invested in technology to automate functions previously performed manually, to facilitate the ability of clients to engage in financial transactions and otherwise to enhance the client experience with respect to the Company’s products and services.

Truist expects to make additional investments in innovation and technology to address technological disruption in the industry and improve client offerings and service. Although changes are designed to allow the Company to better serve the Company’s clients and to reduce costs, many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented, and may not in the future be implemented, on time, within budget, or without negative financial, operational, or client impact. In addition, these initiatives do not always perform, and may not in the future perform, as we or our clients expect.

The Company’s continued success depends, in part, upon the Company’s ability to address clients’ needs by using technology to provide products and services that satisfy client demands, including demands for faster, simpler, and more secure payment services, to create efficiencies in the Company’s operations, and to integrate those offerings with legacy platforms or to update those legacy platforms. A failure to maintain or enhance the Company’s competitive position with respect to technology, whether because of a failure to anticipate client expectations or keep pace with new or enhanced product or service offerings by competitors, a failure in the performance of technological developments, or an untimely roll out of developments, may cause the Company to lose market share or incur additional expense.

Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could be liable for significant damages for past infringement, substantial fees for continued use, and deprivation of access to or use of such intellectual property for limited or extended periods of time without the practical availability of an alternative, or we could enter into a settlement agreement to resolve such claims. For example, in 2023 we settled a lawsuit brought by another financial institution alleging that our mobile remote deposit capture systems infringed patents owned by the other financial institution.

The Company faces risks associated with the quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.

The Company’s financial and regulatory reporting, public disclosures, and key business decisions are reliant on the quality, availability, and retention of data, including personal information. A control failure, for example, may lead to data breaches, data loss, data misuse, and data integrity and quality risks. These failures may result in inaccuracies in financial and regulatory reports, inhibited management decision-making, financial loss, reputational risk, and regulatory compliance risk, including data privacy, data protection, and cybersecurity compliance risks. We also can experience enforcement and other supervisory actions, damage to our reputation, and private litigation as a result of these failures.

Truist Financial Corporation 27

The Company and its suppliers and service providers face a wide array of cybersecurity risks, which could result in the loss, alteration, or disclosure of confidential, proprietary, personal, and other sensitive information; adversely impact the Company’s operations, financial condition, prospects, and reputation; and cause significant legal and financial exposure.

The Company’s computer systems and network infrastructure and those of its suppliers and service providers are continuously targeted in cyberattacks and vulnerable to damage or interruption from, among other things, fraud, denial of service attacks, social engineering schemes (such as phishing), hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. Such incidents have exposed and may continue to expose security vulnerabilities in the Company’s systems, networks, or other security measures, or those of third parties, and have resulted and could result in the unauthorized access, gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or other sensitive information, including personal information. Such incidents could also damage the Company’s systems and networks by introducing material disruptions to the network access or business operations of the Company, its clients, or other third parties.

In addition, Truist’s clients, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to and will continue to be the target of cyberattacks and other similar incidents. The Company also faces cybersecurity risks relating to partners and other third parties that the Company relies upon to facilitate or enable business activities, including vendors, service providers, and providers of critical infrastructure such as internet access and electrical power. While the Company performs cybersecurity due diligence on its vendors and service providers, the Company does not control its vendors or service providers and its ability to monitor their cybersecurity is limited. Therefore, the Company cannot ensure that the cybersecurity measures they take will be sufficient to protect information the Company shares with them or prevent disruption arising from a cyberattack. In addition, the existence of cyberattacks or security breaches at third-party vendors and service providers with access to the Company’s data and systems may not be disclosed to the Company in a timely manner.

Cybersecurity risks for financial institutions have significantly increased in recent years and will likely continue to increase, in part because of the proliferation of new technologies to facilitate and conduct financial transactions. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, state-sponsored actors, disgruntled teammates or vendors, hackers, activists, and other external parties, including those involved in corporate espionage, any of which may see their effectiveness enhanced by the use of AI, including the use of generative AI to conduct more sophisticated social engineering attacks on the Company or its clients. Even the most advanced internal control environment may be vulnerable to compromise. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cybersecurity threat actors change frequently and may not be recognized until launched or well after a breach has occurred.

A successful penetration or circumvention of system or network security could cause serious negative consequences, including loss of clients and business opportunities; costs associated with maintaining business relationships after a cyberattack or security breach; significant disruption to the Company’s operations and business; misappropriation, exposure or destruction of the Company’s confidential, proprietary, and other sensitive information, including personal information, and funds and those of the Company’s clients; damage to the Company’s or the Company’s clients’ or third parties’ computers, systems, or networks; and a violation of applicable laws and regulations, including those related to data privacy, data protection, and cybersecurity. This could result in litigation exposure, regulatory fines, penalties, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, which could adversely impact the Company’s results of operations, liquidity, and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from any of the foregoing, our existing insurance coverage may not continue to be available on acceptable terms or at all, and our insurers may deny coverage as to any future claims.

In addition, cybersecurity and data-privacy risks have received heightened legislative, regulatory, and supervisory attention. Legislation and regulations on cybersecurity and data privacy, as well as related supervisory expectations, can compel us to enhance or modify our systems and infrastructure, invest in new systems and infrastructure, change our service providers, augment our scenario and vulnerability testing, and alter our business practices or our policies on security, data governance, and privacy. Any of these, in turn, can cause a significant increase in the complexity and costs of our operations and expose us to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, and a loss of client or investor confidence.

28 Truist Financial Corporation

Other External Risks

Physical, transition, and other risks associated with climate change, together with governmental responses to them, may negatively impact our business, operations, reputation, and clients.

Climate change presents physical risks from the direct impacts of changing climate patterns and acute weather events, such as damage to physical assets and service disruptions, and transition risks from changes in regulations, disruptive technologies, and shifting market dynamics towards a lower carbon economy. The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes, and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Physical risks may alter the Company’s strategic direction in order to mitigate certain financial risks. Such events could also disrupt the Company’s operations or those of its clients or third parties the Company relies on, not only through direct damage to assets, but also from indirect impacts due to supply chain disruption and market volatility. Physical risks ultimately could result in declines in asset values (which could be exacerbated by specific portfolio or geographic concentrations), reduced availability and therefore increased costs of insurance for our clients and third parties, interruptions of supply chains and business operations, and population migration or depressed economies and increased unemployment in affected regions, any or all of which could result in increased credit risk to Truist or have other negative impacts.

Transition risks, including changes in consumer preferences, longer-term shifts in market dynamics, additional regulatory requirements or taxes, and additional counterparty or client requirements, could have an adverse impact on asset values and the financial performance of Truist’s businesses, and those of its clients, and could be exacerbated in specific industries that may be more sensitive or vulnerable to a transition to a low carbon economy. Climate change could also present incremental risks to the execution of the Company’s long-term strategy. While material impact from climate change is expected to occur over a longer time horizon, the acceleration of a transition to a low-carbon economy could present idiosyncratic risks for individual companies. Additionally, transitioning to a low-carbon economy will entail extensive policy, legal, technology, and market initiatives. Transition risks could result in the sudden devaluation of assets, increased costs for energy and operations, and therefore could have unforeseen and negative consequences on business models for us, our clients and other third parties.

Governments have been focused on the effects of climate change and environmental issues, and how they act to mitigate related risks could have an adverse effect on our business and financial results. This focus could ultimately result in legislation or regulations that could, among other things: directly or indirectly compel us to alter our businesses or operations in ways that would be detrimental to our results of operations and prospects; negatively impact our capital plans; or cause us to incur additional capital, compliance, and other costs.

Additionally, the Company faces potential reputational risks as a result of its practices related to climate change, including as a result of the Company’s direct or indirect involvement, or lack of involvement, in certain industries, as well as any decisions management makes in response to managing climate risk, especially as views on climate-related matters become subject to increased polarization. Further, there is increased scrutiny of climate change-related policies, goals, and disclosures, which could result in litigation and regulatory investigations and actions or reputational damage. We may incur additional costs and require additional resources as we evolve our strategy, practices, and related disclosures with respect to these matters.

The Company is at risk of increased losses from fraud.

Increased and evolving activity perpetrated by bad actors intending to defraud, misappropriate property, or circumvent the law using different channels, products. and means may outpace and outmaneuver the Truist control environment and monitoring activities impacting clients, teammates, and stakeholders. Fraud attacks in the banking sector have surged in recent years, driven by increasingly sophisticated and rapid techniques. Many bad actors, often linked to large criminal organizations, share strategies to execute schemes, such as debit and credit card fraud, peer-to-peer payment fraud, counterfeit checks, social engineering, ATM skimming, and phishing, and recent advances in artificial intelligence may make it more difficult to detect fraud. Fraudulent schemes exploit products like real-time payments, ACH, and wire transfers to steal funds. Fraudsters impersonate legitimate clients using stolen identities, employ other individuals to interact with Truist, or create fraudulent identities. In some cases, fraud is even committed by existing clients. A failure to detect, prevent, and address fraud could result in financial loss to the Company or its clients, loss of confidence in the Company’s security measures, client dissatisfaction, litigation exposure, regulatory investigations, fines, penalties or intervention, reimbursement, or other compensatory costs (including the costs of credit monitoring services), additional compliance costs, and harm to the Company’s reputation, all of which could adversely affect the Company.

Truist Financial Corporation 29

Natural disasters, pandemics, and other catastrophic events could adversely impact us.

The occurrence of, or increased severity and frequency of, natural disasters, extreme weather events, health crises, disease outbreaks or pandemics, or other catastrophic events, as well as government actions or other restrictions in connection with such events, could adversely affect the Company’s financial condition or results of operations. Truist has significant operations and clients along the Gulf and Atlantic coasts as well as other regions of the U.S., which could be adversely impacted by hurricanes, wildfires, flooding, tornadoes, and other severe weather in those areas. Rising insurance costs as well as decreasing insurance provider options resulting from natural disasters, extreme weather events, and other catastrophic events could cause supply chain issues, population migration, or the weakening of economic conditions in certain regions. In addition, natural and other types of disasters, including as a result of climate change, could disrupt the Company’s operations or the ability or willingness of the Company’s clients to access the financial services offered by Truist, and could adversely impact Company borrowers’ ability to timely repay their loans and the value of any collateral held. These events could reduce the Company’s earnings and cause volatility in the Company’s financial results for any fiscal quarter or year and have an adverse effect on the Company’s business, financial condition and results of operations. Although Truist has business continuity plans and other safeguards in place, there can be no assurance that such business continuity plans will be effective.

Compliance Risks

Truist is subject to extensive and evolving government regulation and supervision, which could adversely affect our business, financial condition, results of operations, and prospects.

The banking and financial services industries are highly regulated. Truist is subject to supervision, regulation, and examination by regulators, including the FRB, FDIC, NCCOB, SEC, CFTC, CFPB, FINRA, MSRB, NFA, and various other federal and state regulatory agencies. The regulatory and supervisory framework applicable to banking organizations is intended primarily for the protection of depositors and other customers, the DIF, the broader economy, and the stability of the U.S. financial system, rather than for the protection of shareholders and non-deposit creditors. In addition to banking statutes, regulations, and other laws, Truist is subject to various other laws that directly or indirectly affect its business and operations, including its ability to make distributions to shareholders. Governmental agencies and self-regulatory organizations also issue policy statements, interpretive letters, guidance, and other documents and communications that similarly impact Truist. The scope, complexity, intensity, and interpretation of these laws, documents, communications, and actions can vary based on such factors as the state of the economy, the prevailing political environment, and the performance of business and operations by us and other financial institutions.

Truist is also subject to heightened requirements under the enhanced prudential standards and increased supervisory scrutiny, including, for example, single counterparty credit limits, heightened expectations with respect to governance, risk management and internal controls, and additional capital and liquidity requirements.

These compliance risks relate to a wide variety of laws, rules, and regulations varying across Truist’s lines of business, corporate functions, and jurisdictions, and include risks related to financial products and services, relationships and interactions with clients, and teammate activities. Compliance risks include those associated with anti-money laundering compliance, trading activities, market conduct, and the laws, rules, and regulations related to the offering of financial products and services. Compliance risk is also inherent in Truist’s fiduciary activities, including the failure to exercise the applicable standard of care to act in the best interest of fiduciary clients or to treat fiduciary clients fairly.

The regulation and supervision of Truist significantly affects the way that we conduct our business and operations. Laws and regulations that are applicable to us, and Truist’s inability to act in certain instances without receiving prior regulatory approval, affect Truist’s lending practices, capital structure, investment practices, dividend policy, ability to repurchase common stock, and ability to pursue strategic acquisitions, among other activities. Changes to statutes, regulations, or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect Truist in substantial and unpredictable ways. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital and liquidity requirements, higher deposit insurance premiums, higher compliance expenses, changes to our business or operations, and monetary penalties. These actions could also negatively impact the products and services that we offer and our ability to engage in business opportunities. The restrictions imposed by any of these actions could have an adverse effect on our operations, strategy, profitability, and reputation.

Truist has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities beyond banking, including securities, advisory, and merchant banking activities. Truist and Truist Bank are subject to ongoing requirements for Truist to qualify as an FHC. If a BHC or any of its insured depository institutions were found not to be well capitalized or well managed, as defined under applicable law, the BHC can be restricted from engaging in the broader range of financial and related activities permitted for FHCs, including the ability to acquire companies engaged in those activities, and can be required to discontinue these activities or even divest any of its insured depository institutions. In addition, if an insured-depository-institution subsidiary of a BHC were to fail to achieve a satisfactory or better rating under the CRA, the ability of the BHC to expand its financial and related activities or make acquisitions could be restricted.
30 Truist Financial Corporation

Financial regulators’ prudential and supervisory authority gives them broad power and discretion to direct Truist’s actions, and they have assumed an active oversight, examination, and enforcement role across the financial services industry on both the federal and state levels. Areas of focus in the recent past have been with respect to climate change, deposits, interest-rate risk management, commercial real estate, risk governance and controls, capital, liquidity, long-term debt requirements, consumer loan practices, data privacy, data protection, cybersecurity, overdraft and other fees, retention and recordkeeping of electronic communications, reimbursement for fraudulent transactions, and other compliance matters.

Truist must comply with laws and regulations relating to AML, economic sanctions, embargo programs, and anti-corruption, which can increase its risks of non-compliance and costs associated with the implementation and maintenance of complex compliance programs. These laws and regulations are designed to protect the financial system, consumers, and financial institutions from bad actors and illicit activities by requiring financial institutions to develop and implement programs designed to deter and when possible detect and prevent the use of the financial system to facilitate the funding of criminal activities. Federal law grants substantial enforcement powers to federal financial institution regulators, OFAC, and the U.S. DOJ, among other government agencies, with respect to these laws and regulations. This enforcement authority includes, among other things, the ability to: assess significant civil or criminal monetary penalties, fines, or restitution; issue cease and desist or prohibition orders; and initiate injunctive actions against financial institutions and institution-affiliated parties, including individual teammates. These enforcement actions may be initiated for violations of laws and regulations or unsafe and unsound practices. Additionally, actual or alleged misconduct by teammates, including unethical, fraudulent, improper, or illegal conduct, or unfair, deceptive, abusive, or discriminatory practices, can result in litigation, or government investigations and enforcement actions, and cause significant reputational harm to Truist, even if allegations are ultimately unsubstantiated.

The Company and other large financial institutions have become subject to increased scrutiny, more intense supervision and regulation, and more supervisory findings and actions, with increased operational and compliance costs, as well as impacts on geographic expansion and acquisitions, which may continue. The financial services industry has faced and may continue to face a stricter and more aggressive enforcement of laws at federal, state, and local levels—particularly in connection with business and other practices that may harm or appear to harm consumers or affect the financial system more broadly. Truist expects to remain subject to extensive regulation and supervision. Any potential new regulations or modifications to existing regulations would likely necessitate changes to Truist’s existing regulatory compliance and risk management infrastructure and could result in increased compliance costs.

Our regulatory and supervisory environments, whether at federal, state, or local levels, are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively, including as a result of changes to control of branches of the U.S. government. Truist could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted, or contemplated in the U.S. or abroad, including limits on acquisitions, more stringent capital and liquidity requirements, policies and rulemaking related to emerging technologies, cybersecurity, and data, and climate risk management, governance, and reporting, including emissions and sustainability disclosure. In addition, concerns over climate change may prompt changes in regulations that, in turn, could have an adverse impact on asset values and the financial performance of Truist’s businesses and its clients. The cumulative effect of such legislation and regulations on Truist’s business, operations, and profitability cannot be accurately predicted. Such regulatory changes may reduce Truist’s revenues, limit the types of financial services and products it may offer, alter the investments it makes, affect the manner in which it operates its businesses, increase its litigation and regulatory costs, and increase the ability of nonbanks to offer competing financial services and products. Further, our noncompliance with applicable laws, whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise and, in some cases, regardless of whether noncompliance was inadvertent, can result in the suspension or revocation of authority to conduct business operations and in the initiation of supervisory actions, enforcement proceedings, or private litigation.

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

Truist Financial Corporation 31

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

When loans are sold or securitized, it is customary to make representations and warranties to the purchaser about the loans, including the manner in which they were originated, and to agree to repurchase the loans or indemnify the buyer in the event of a breach of the sale agreement, including a breach of these representations or warranties. An increase in the number of repurchase and indemnity demands from purchasers related to representations and warranties on sold loans could result in an increase in the amount of losses for loan repurchases. Truist also bears a risk of loss from borrower defaults for multi-family commercial mortgage loans sold to FNMA.

In addition to repurchase claims from GSEs, Truist could be subject to indemnification claims from non-GSE purchasers of the Company’s loans. Claims could be made if the loans sold fail to conform to statements about their quality, the manner in which the loans were originated and underwritten, or their compliance with state and federal law.

Additional factors affecting the extent to which we may securitize loans and receivables in the future include the overall credit quality of our loans and receivables, the costs of securitizing our loans and receivables, the demand for consumer asset-backed securities and the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally. In addition, proposals regarding reform to the U.S. housing finance market could impact our decisions regarding which loans should be securitized in the future.

Truist faces risks as a servicer of loans.

The Company acts as servicer for a range of assets and products, primarily for loans in securitizations and unsecuritized loans owned by investors. As servicer for loans, the Company has certain contractual obligations to the securitization trusts, investors, or other third parties, including foreclosing on defaulted loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. Generally, the Company’s servicing obligations are set by contract, for which the Company receives a contractual fee. However, GSEs can amend their servicing guidelines unilaterally for certain government guaranteed mortgages, which can increase the scope or costs of the services required without any corresponding increase in the Company’s servicing fee. Federal and state laws that impose additional servicing requirements could increase the scope and cost of the Company’s servicing obligations. As a servicer, the Company also advances expenses on behalf of investors, which it may be unable to collect.

32 Truist Financial Corporation

A material breach of the Company’s obligations as servicer may result in contract termination if the breach is not cured within a specified period of time following notice, causing the Company to lose servicing income. In addition, the Company may be required to indemnify the securitization trustee or other holder of the loan against losses from any failure by the Company, as a servicer, to perform the Company’s servicing obligations or any act or omission on the Company’s part that involves willful misfeasance, bad faith, or gross negligence. For certain investors and certain transactions, Truist may be contractually obligated to repurchase a loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. The Company may be subject to increased repurchase or indemnity obligations as a result of claims made that the Company did not satisfy its obligations as a servicer. The Company may also experience increased loss severity on repurchases, which may require a material increase to the Company’s repurchase reserve. While the number of such indemnification claims has been small, these could increase in the future.

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

Additional risks could arise from the failure of the Company or third parties to provide adequate disclosure or transparency to the Company’s clients about the personal information collected from them and the use of such information; to receive, document, and honor the privacy preferences expressed by the Company’s clients; to protect personal information from unauthorized disclosure; or to maintain training on data privacy, data protection, or cybersecurity practices for all teammates or third parties who have access to personal information. Concerns regarding the effectiveness of Truist’s measures to safeguard personal information, or even the perception that those measures are inadequate, could cause Truist to lose existing or potential clients, and thereby reduce Truist’s revenues. Furthermore, any failure or perceived failure by the Company to comply with applicable data privacy, data protection, or cybersecurity laws, rules, or regulations may subject it to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties, or other sanctions. Any of these could damage Truist’s reputation and otherwise adversely affect its businesses.

In recent years, well-publicized incidents involving the inappropriate disclosure, collection, use, sharing, storage, and other processing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information by companies. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules, and regulations relating to the disclosure, collection, use, sharing, storage, and other processing of personal information. Truist will likely be subject to new and evolving data privacy, data protection, and cybersecurity laws, rules, and regulations in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines, and enforcement actions. These types of laws, rules, and regulations could prohibit or significantly restrict financial services firms such as Truist from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict Truist’s use of personal information when developing or offering products or services to clients. These restrictions could also inhibit Truist’s development or marketing of certain products or services or increase the costs of offering them to clients.

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

Truist Financial Corporation 33

Regulatory and Legal Risks

The Company may incur damages, fines, penalties, and other negative consequences from past, current, or future supervisory actions and regulatory or other legal violations, including inadvertent or unintentional violations.

Truist maintains systems and procedures designed to support its compliance with applicable laws and regulations, but there can be no assurance that these will be effective. In addition to fines and penalties, the Company may suffer other negative consequences from supervisory actions and regulatory violations, including restrictions on certain activities and damage to the Company’s reputation, which in turn might adversely affect the Company’s business and results of operations.

Federal and state law grants substantial enforcement and supervisory powers to federal and state banking regulators and law enforcement agencies if the regulated entities fail to comply with applicable laws or to maintain a risk and control environment that meets the standards and expectations of the regulators. This enforcement and supervisory authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; to issue formal and informal enforcement orders; and to initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement and supervisory actions may be initiated for violations of laws and regulations or unsafe and unsound practices. In addition, governmental authorities have, at times, sought criminal penalties against companies in the financial services sector for violations, and, at times, have required an admission of wrongdoing, criminal pleas or other extraordinary terms from financial institutions in connection with resolving such matters. Criminal convictions or criminal pleas or admissions of wrongdoing in a settlement with the government can lead to greater exposure in civil litigation, reputational harm, and other significant collateral consequences, such as restrictions on engaging in new activities or acquisitions, loss of clients, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time.

The Company could become subject to a significant regulatory investigation or supervisory action and be unable to disclose specific information concerning it to the public if such a disclosure would violate the Company’s obligations under applicable rules and regulations to maintain the confidentiality of confidential supervisory information. Regulatory investigations, examinations or other initiatives by governmental authorities may subject the Company to litigation, settlements, fines, penalties or other sanctions, and may require the Company to engage in remediation, provide restitution to customers or to restructure its operations and activities or to cease offering certain products or services. Any of these potential outcomes could harm the Company’s business, results of operations, financial condition, prospects or reputation or could result in collateral or ancillary consequences. In addition, our exposure to legal and regulatory matters can be unpredictable and could, in some cases, exceed the Company’s accruals for those matters.

Pending or threatened legal proceedings and other matters may adversely affect the Company’s business, financial condition, results of operations, and reputation.

In the ordinary course of its business, the Company is subject to lawsuits, claims, and formal and informal enforcement activity, including regulatory investigations, either directly or indirectly through our ownership interests in other entities. The volume of legal proceedings against participants in the financial services industry, including the Company, is substantial, and enforcement actions by regulatory authorities are becoming more common in the current regulatory environment. Legal proceedings against financial services firms may increase depending on factors such as market downturns, changes in law, and increased regulatory scrutiny.

Heightened regulatory scrutiny or the results of an investigation or examination may lead to additional regulatory investigations or enforcement actions. Those actions could result in regulatory settlements or other enforcement actions against Truist. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings by multiple federal and state agencies and officials. In addition, if one or more financial institutions are found to have violated a law or regulation relating to certain business activities, this could lead to investigations by regulators or other governmental agencies of the same or similar activities by other financial institutions, including Truist, and large fines and remedial measures that may have been imposed in resolving earlier investigations for the same or similar activities at other financial institutions may be used as the basis for future settlements.

Truist can also be subject to lawsuits, claims, and enforcement activity indirectly through its ownership of interests in other entities. These other entities can themselves be subject to government regulation, supervision, and examination, and their failure to comply with applicable laws, rules, regulations, or regulatory requirements or expectations could have negative consequences for Truist, including a decrease in the value of Truist’s investment in the other entity, damage to Truist’s reputation from being an owner or otherwise associated with the other entity, or a requirement for Truist and the other owners to contribute funds to pay for judgments, settlements, fines, or client redress arising from the lawsuits, claims, or enforcement activity. Failure by another entity in which Truist has an ownership stake to comply with applicable laws, rules, regulations, or regulatory requirements or expectations could also lead to lawsuits, claims, or enforcement activity directly against the owners of the other entity, including Truist.

34 Truist Financial Corporation

Claims and legal actions, including class action lawsuits and enforcement proceedings, could involve large monetary amounts, significant defense costs, and result in settlements, judgments, or orders that include penalties, fines, injunctions, or other forms of relief that are adverse to the Company. Responding to inquiries, investigations, lawsuits, and other proceedings is time-consuming and expensive and can divert senior management attention from Truist’s business.

The outcome of any such legal proceedings, as well as the timing of any ultimate resolutions, may be difficult to predict or estimate. Actual legal and other costs arising from claims and legal actions may be greater than the Company’s accruals. Further, the Company may not have accruals for all legal proceedings where we face a risk of significant loss. The ultimate resolution of a pending legal proceeding or significant regulatory or government action against the Company could adversely affect the Company’s results of operations and financial condition or cause significant reputational harm, which may adversely impact the Company’s business prospects. Further, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company’s results of operations and financial condition. Refer to the Legal Proceedings and Other Matters section in “Note 16. Commitments and Contingencies” for additional information.

Strategic Risks

Ineffective execution of strategic initiatives could adversely affect investor sentiment and our business and financial results.

There is no guarantee that our strategic initiatives, including initiatives to drive focused growth, achieve operational excellence and efficiency, and leverage modern and scalable technology, will be successful and improve profitability or allow us to return capital to shareholders. Our execution of strategic initiatives may be impacted by internal factors, such as maintaining a level of earnings appropriate to support growth objectives, the ability to maintain dividends in various economic cycles, or the successful delivery of innovation and technology strategies. In addition, our execution of our strategies may be impacted by our response to external factors, including geopolitical, macroeconomic, social, cultural, competitive, and regulatory factors. To the extent we are impeded or unable to execute effective strategic initiatives, our prospects for growth, earnings, capital levels, and stock price, as well as stakeholder confidence in Truist, could be adversely affected.

Competition may reduce Truist’s client base or cause Truist to modify the pricing or other terms for products and services, which could have an adverse impact on our business and financial results.

Truist operates in a highly competitive industry that could become even more competitive with growth in areas such as digital financial service providers and other nonbank platforms. Increased competition could arise from technological advancements, legislative and regulatory changes, as well as competition from other financial services companies, some of which may be subject to less extensive regulation than Truist. The Company’s success depends, in part, on the Company’s ability to adapt its offering of products and services to evolving industry standards and client expectations. The widespread adoption of new technologies has required and will continue to require substantial investments to modify existing products and services or to develop new products and services. In addition, there is increasing pressure to provide products and services at lower prices further reducing contribution margins. The Company may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance.

Truist also competes with nonbank companies and, in some cases, with companies other than those traditionally considered financial sector participants. In particular, technology companies are increasingly focusing on the financial sector, either in partnership with competitor banking organizations or on their own. These companies generally are not subject to the same regulatory oversight as main street financial institutions and may accordingly realize certain cost strategies and offer products and services at more favorable rates and with greater convenience to the client. This competition could result in the loss of clients and revenue in areas where fintechs are operating. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality, AI, and cryptocurrencies, could require the Company to make substantial investments to modify or adapt the Company’s existing products and services or even radically alter the way Truist conducts business. These and other capital investments in the Company’s business may not produce expected growth in earnings anticipated at the time of the expenditure.

Truist Financial Corporation 35

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

The Company must satisfy a number of meaningful conditions before completing an acquisition of another bank or BHC, including federal and state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition; financial condition and future prospects, including current and projected capital ratios and levels; the competence, experience, and integrity of management; the supervisory relationship; record of compliance with laws and regulations; the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA; the effectiveness of the acquiring institution in combating money laundering activities; and public comments. In addition, U.S. regulators must take systemic risk to the U.S. financial system into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like Truist. There is no certainty as to when or if or on what terms and conditions, any required regulatory approvals will be granted for any potential acquisition. In specific cases, Truist may be required to divest certain operations, including branches, or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction, or lack of shareholder approval, could also prevent the Company from completing an announced acquisition.

In addition, we may decide to divest certain businesses or assets. Divestitures of businesses involve a number of risks, including significant costs and expenses, and any divestiture we undertake could adversely affect our business, financial condition, results of operations, and cash flows. Divestitures may involve significant uncertainty and execution complexity, which may cause us not to achieve our strategic objectives, realize expected cost savings, or obtain other benefits from the divestiture. The significant risks and uncertainties involved in divestitures may include:

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

Truist is a diversified financial services company. This diversity subjects the Company’s earnings to a broader variety of risks and uncertainties. Other businesses in addition to banking that the Company operates include investment banking, securities underwriting and market making, loan syndications, investment management and advice, and retail and wholesale brokerage services offered through the Company’s subsidiaries. These businesses entail significant market, operational, credit, compliance, technology, legal, and other risks that could adversely impact the Company’s results of operations.

36 Truist Financial Corporation

Reputational Risks

Negative public opinion, whether real or perceived, or our failure to successfully manage it could damage the Company’s reputation and adversely impact our business, financial condition, results of operations, and prospects.

Truist’s earnings, capital, and stock price are subject to risks associated with negative public opinion. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending, sales, training, quality assurance, client complaint resolution, and other operating practices, incentive compensation design and governance, corporate governance, acquisitions, a data breach of client or teammate information, or the failure of any product or service sold to meet clients’ expectations or applicable regulatory requirements. There can be no assurance that the Company’s processes and actions will meet regulatory or other stakeholders’ standards or expectations. Findings from self-identified or regulatory reviews require responsive actions, which may include increased investments in compliance systems and teammates or the payment of fines, penalties, increased regulatory assessments, or client redress and may increase legal or reputational risk exposures. In addition, the public perception that a cyberattack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with clients and third parties with whom the Company does business. Any cybersecurity breaches, attacks, and other similar incidents, including the compromise of personal information, could significantly harm Truist’s reputation, which could adversely affect the Company’s financial condition and results of operation.

Negative public opinion could also result from heightened and differing stakeholder expectations regarding environmental and social considerations that may affect Truist and clients of Truist. The proliferation of social media may increase the likelihood that negative public opinion from any of the real or perceived events discussed above could impact our reputation and business. Negative public opinion could adversely affect the Company’s ability to attract and retain clients and teammates and can result in litigation and regulatory actions. Actual or alleged conduct by one of the Company’s businesses can result in negative public opinion about the Company’s other businesses. Actual or alleged conduct by another financial services company can result in negative public opinion about the financial services industry in general and, as a result, adversely affect Truist.

Our efforts to identify, measure and monitor reputational risk and communicate, internally and externally, such risks to key stakeholders, may be ineffective, untimely, or otherwise result in adverse effects on the Company.

Talent Management Risks

We could be harmed by an inability to attract, develop, retain, and motivate qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions.

The Company’s success depends, to a large degree, upon the continued services of executive officers and other key teammates who have extensive experience and expertise in the industry, and the Company’s ability to attract, develop, and retain high performing, and well-qualified teammates. The Company faces significant competition in the recruitment of highly motivated teammates who can deliver Truist’s purpose, mission, and values. Changes in teammate preferences for work environments, in particular the desire of teammates to work remotely for many or all of their hours, may impact our ability to attract and retain qualified teammates. The Company’s business or its ability to execute its business strategy and provide high quality service may suffer: due to the loss of key or highly-skilled teammates or a failure to successfully transition key roles; if the Company is unable to recruit, develop, or retain a sufficient number of qualified teammates; or if the costs of teammate compensation or benefits increase substantially. The U.S. banking agencies have jointly issued comprehensive guidance to support incentive compensation policies and practices that do not undermine the safety and soundness of banking organizations by encouraging teammates to take imprudent risks. This guidance significantly affects the amount, form, and context of incentive compensation that may be provided to teammates and could negatively affect Truist’s ability to compete for talent relative to non-banking companies.

Truist Financial Corporation 37

The Company’s operations rely on its ability, and the ability of key external parties, to maintain appropriately staffed workforces and on the competence, trustworthiness, health, and safety of teammates.

Truist’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients, and to maintain an effective risk management framework is highly dependent on its ability to staff its operations appropriately and on the competence, integrity, health, and safety of its teammates. Truist is similarly dependent on the workforces of other parties on which its operations rely, including vendors and other service providers. Truist’s businesses could be adversely affected by the ineffective implementation of business decisions; any failure to institute controls that appropriately address risks associated with business activities, or to appropriately train teammates with respect to those risks and controls; or staffing shortages, particularly in tight labor markets. Changes in law or regulation in jurisdictions in which our operations are located that affect teammates may also adversely affect our ability to hire, develop, and retain qualified teammates in those jurisdictions. In addition, the Company’s business could be adversely impacted by a significant operational breakdown or failure, theft, fraud, or other unlawful conduct, or other negative outcomes caused by human error or misconduct by a teammate of Truist or a teammate of another party on which Truist’s operations depend. Truist’s operations could also be impaired if the measures taken by it or by governmental authorities to support the health and safety of its teammates are ineffective, or if any external party on which Truist relies fails to take appropriate and effective actions to protect the health and safety of its teammates.

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

Poorly designed, implemented, or incorrectly used models present the risk that certain Truist business decisions may be adversely affected by inappropriate model output. In addition, models based on historical data may degrade over time due to limited historical patterns, extreme or unanticipated market movements, or client behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events). Also, information Truist provides to the public or to its regulators based on poorly designed, implemented, or incorrectly used models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions to Truist’s shareholders, could be adversely affected due to the perception of insufficient model quality or incorrect model use.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the realization of income and expense or the recognition of assets and liabilities in the Company’s financial statements. Truist has established policies and procedures that are intended to provide for these critical accounting estimates and judgments to be well controlled and applied consistently. In addition, the policies and procedures are intended to establish a process for changing methodologies in an appropriate manner. Due to the uncertainty surrounding the Company’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that adjustments to accounting policies or restatement of prior period financial statements will not be required.

Further, from time to time, the FASB and SEC adopt new accounting standards or change existing financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially affect how the Company reports its financial results and condition. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

38 Truist Financial Corporation

Depressed market values for the Company’s stock and adverse economic conditions sustained over a period of time may require the Company to write down all or some portion of the Company’s goodwill.

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. Based on the Company’s annual impairment test of goodwill as of October 1, 2023, the Company incurred a $6.1 billion non-cash, non-tax deductible goodwill impairment charge for the year ended December 31, 2023 based on the carrying values of certain reporting units being in excess of their respective fair values. Future adverse changes in economic conditions or expected financial performance, a sustained decrease in Truist’s stock price, a decline in industry peer multiples, an increase in the applicable discount rate, or a deterioration in a reporting unit’s forecast may cause the fair value of a reporting unit to be below its carrying amount, resulting in an additional goodwill impairment charge. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to the Company’s market capitalization over a reasonable period of time. While this comparison provides some relative market information about the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in the Company’s market capitalization could be an indication of potential goodwill impairment. Refer to the “Critical Accounting Policies” section for additional details related to the Company’s intangible assets and goodwill.

Operational Risks

Truist relies extensively on third parties to provide key components of the Company’s business infrastructure, and their failure to perform to our standards or our failure to appropriately assess and manage these relationships could adversely affect us.

Third parties provide key components of the Company’s business infrastructure and while we have implemented a supplier risk management program, we do not control third-party service providers, their actions, or their businesses. No assurance can be provided that third-party service providers will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, including cybersecurity, remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require.

Our use of third-party service providers exposes us to the risk that such third parties may not comply with their servicing and other contractual obligations and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties. We may need to incur substantial expenses to address risks or issues with a service provider, and if such risks or issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. In addition, a failure to appropriately assess and manage our relationships with third parties, especially those involving significant banking functions, shared services, or other critical activities, could adversely affect Truist by resulting in potential harm to clients, and any liability associated with that harm; supervisory actions, regulatory fines, penalties or other sanctions; lower revenues, and the opportunity cost from lost revenues; increased operational costs; or harm to Truist’s reputation.

The Company is not insured against all types of losses as a result of third-party-related failures, and the insurance coverage that does exist may be inadequate to protect the Company from all losses resulting from system failures or other disruptions. Failures in the Company’s business infrastructure could interrupt its operations or increase the costs of doing business.

The Company’s risk management framework may fail to identify and manage the risks that we face.

Truist has policies, processes, and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which the Company is subject, including liquidity, credit, market, operational, technology, reputational, strategic, and compliance risk, among others. Notwithstanding such risk management framework, however, we cannot guarantee that we adequately or effectively identify and manage the risks in our business and operations currently, or that we will adequately or effectively identify and manage such risks in the future. For example, some of the Company’s methods of identifying and managing risk are based upon the Company’s use of observed historical market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. Moreover, as the risks that we face continue to evolve, despite our ongoing efforts to improve the design and implementation of our risk-management framework, those efforts may not be adequate or effective. If the Company’s risk management framework fails to identify and manage the risks that we face, we could suffer unexpected losses and our financial condition and results of operations could be materially and adversely affected.
Truist Financial Corporation 39

In deciding whether to extend credit or enter into other transactions with clients and counterparties, Truist depends on the accuracy and completeness of information about clients and counterparties, and Truist could be negatively impacted if the information is not accurate or complete.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, Truist relies on the completeness and accuracy of representations made by and information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. If the information provided is not accurate or complete, the Company’s decisions about extending credit or entering into other transactions with clients or counterparties could be adversely affected, and the Company could suffer defaults, credit losses, or other negative consequences as a result.

Truist can be negatively affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services, and delivery platforms.

When Truist launches a new product or service, introduces a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquires or invests in a business or makes changes to an existing product, service or delivery platform, it may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish Truist’s ability to operate one or more of its businesses or result in potential liability to clients and counterparties, and result in increased operating expenses. The Company could also experience higher litigation costs, including regulatory fines, penalties and other sanctions, reputational damage, impairment of Truist’s liquidity, regulatory intervention, or weaker competitive standing. Any of the foregoing consequences could adversely affect Truist’s businesses and results of operations.

40 Truist Financial Corporation

ITEM 1C. CYBERSECURITY

The following is a discussion of Truist’s cybersecurity risk management strategy and governance. Refer to the “Risk Management” section of Part II, Item 7 for additional discussion.

Cybersecurity risk management and strategy

Like other financial services firms, Truist faces an increasingly complex and evolving cybersecurity threat environment. See Item 1A, “Risk Factors” for information on risks from cybersecurity threats. We maintain a risk-based cybersecurity framework that is part of our ERM Framework. It is implemented through people, processes, and technology, whereby we assess, identify, and manage material risks from cybersecurity threats, and seek to adapt our risk mitigation activities accordingly.

Foundationally, our cybersecurity framework is based upon the National Institute of Standards and Technology for Improving Critical Infrastructure Cybersecurity and is also designed to incorporate elements from additional industry standards, such as those of the Federal Financial Institutions Examination Council, to better suit the Company’s cyber risk profile. In addition, our cybersecurity framework incorporates internal and third-party capabilities that drive the development and implementation of our data security strategy, which is designed to reduce cybersecurity risk while enabling Truist’s corporate business objectives.

Processes for assessing, identifying, and managing material risks from cybersecurity threats

We maintain an Information Security Program that specifies how we execute our cybersecurity framework. The Information Security Program is designed to assess, identify, and manage risks arising from the cybersecurity threats facing Truist. Truist maintains cybersecurity and information security policies, procedures, and technologies that are intended to protect our clients’, teammates’ and our own data against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.

For example, to further mitigate the risks presented by an evolving cyber threat landscape, Truist:

•provides data protection guidance to clients;
•promotes data protection awareness and accountability through mandatory teammate training; and
•conducts scenario-driven test exercises simulating impacts and consequences developed through analysis of real-world incidents as well as known and anticipated cyber threats. These exercises are designed to assess the viability of Truist’s crisis response and management programs and provide the basis for improvement.

In addition, as a key part of the Company’s Information Security Program, Truist participates in the federally recognized Financial Services Information Sharing and Analysis Center, as well as other industry organizations and initiatives that promote industry best practices, such as harmonized cybersecurity standards, cyber readiness, and secure consumer financial data sharing.

Our Cyber Incident Response Team is responsible for identifying, triaging, and containing cybersecurity threats and incidents, including, to the extent possible, those experienced by third-party service providers. Incidents with potential for higher impacts are routed to an enterprise response function that coordinates the response activities across impacted resource groups and business stakeholders. Through this structure, Truist manages its cyber, business, and legal obligations, including escalation to executive management and the Board, as appropriate, client and regulatory notifications, and remediation activities.

Our Information Security Program is also designed to help oversee, identify, and mitigate cybersecurity risks associated with our use of third-party service providers. Following an initial assessment of the level of enterprise risk potentially posed by use of the third party, the service provider is then subject to further risk-based assessments on its operational resilience and cybersecurity practices, including disaster recovery and business continuity plans that specify the time frame to resume activities and recover data. In its agreements with third-party service providers, Truist requires service providers to adhere to Truist’s relevant cybersecurity and operational resilience standards, subject to certain exceptions that are managed on a case-by-case basis.

Our Information Security Program is assessed periodically to test the effectiveness of key controls through cybersecurity maturity measurements, technology risk oversight, compliance risk management testing and monitoring, internal audit review, and regulatory oversight.

In addition, Truist maintains disaster recovery plans that are reviewed, modified, and approved annually.

Truist Financial Corporation 41

Management’s role in assessing and managing material risks from cybersecurity threats

Truist’s Information Security Program is operated and maintained by management, including the CIO, interim CISO, and CRO. These senior officers are responsible for assessing and managing Truist’s cybersecurity risks. Our Information Security Program also includes processes for escalating and considering the materiality of incidents that impact Truist, including escalation to executive management and the Board, which are periodically tested through tabletop exercises to assess Truist’s preparedness. Our cybersecurity framework strategy, which is overseen by the interim CISO, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing.

In addition, various management committees assess and manage Truist’s cybersecurity risks. These committees promote visibility and awareness of cybersecurity risks and drive action and escalation as needed. The primary management committees involved in Truist’s Information Security Program are the Enterprise Technology Risk Committee and the Technology Risk Oversight Committee, each of which is a sub-committee of the ERC. Truist’s cybersecurity teams that implement the Information Security Program and the risk partners who oversee the program leverage these committees to report on and escalate current or emerging cybersecurity risks or other changes in the business environment which could affect Truist’s risk profile or control environment.

As discussed in more detail in the “Risk Management” section of Part II, Item 7, the ERC is a cross-functional executive forum to promote awareness and dialogue on risk matters across the enterprise, including cybersecurity risks, oversee the execution of risk program requirements and sound risk management activities, and enact delegated decision-making authority and oversight routines from the BRC. Our CRO and CIO are members of the ERC. The interim CISO provides updates at every ERC meeting on cybersecurity and information security risk.

The Enterprise Technology Risk Committee provides business unit oversight of key management activities, including the Company’s Information Security Program. The Technology Risk Oversight Committee provides oversight of key risk management activities to identify, assess, monitor, mitigate, and report on technology (including core technology, data and cybersecurity) risk across the enterprise. These sub-committees serve as governing forums for monitoring and escalating significant cybersecurity as well as other technology risk matters to the ERC.

The members of management that lead our Information Security Program and strategy have extensive experience in technology, cybersecurity, and information security. Our CRO previously served as our interim CIO and has more than 20 years of banking experience spanning a variety of roles in both the commercial and consumer segments, including credit risk, portfolio risk management, model management, acquisition integrations, technology, and vertically integrated operations for revenue producing businesses, including leading operational services across Truist for deposits, payments, credit card, capital markets, consumer and wholesale lending, fraud, and care centers across all products. Our CIO has over 25 years of experience leading technology teams at financial institutions, including in the areas of application development, infrastructure, information technology strategy, risk management, and information security. Following the departure of our CISO in November 2024, the CIO is serving as our interim CISO while our search for a permanent CISO continues. The CIO’s direct reports have on average over 20 years of experience with technology management and information security at financial institutions, including in the areas of governance, operations, application and data protection, access management, and business information security.

Board of Directors’ oversight of risks from cybersecurity threats

Our Board has primary responsibility for the oversight of our enterprise risk management and exercises its oversight function in respect of cybersecurity risk through the BRC. The BRC is responsible for overseeing Truist’s risk management function, including approving and reviewing Truist’s risk management framework and policies, and overseeing management’s implementation of such framework and policies. The oversight responsibility of our Board and the BRC is facilitated through management-reporting processes designed to provide visibility to the Board on cybersecurity matters. For example, members of the BRC receive regular reports from our CRO and interim CISO related to information technology and cybersecurity risks to Truist. The BRC meets periodically with risk management advisors and discusses with executive management any cybersecurity recommendations received. Management also discusses urgent cybersecurity developments with the Chairs of the BRC and BTC between Board and committee meetings, as appropriate. The Board annually reviews and approves our Information Security Program and Information Security Policy. Additionally, the BTC provides oversight of Truist’s technology strategy, including elements of it that involve cybersecurity.

Truist provides ongoing development and education to its directors with respect to cybersecurity, including presentations at Board meetings on special topics, such as updates on cybersecurity legislation and regulation. The Board also conducts a cybersecurity tabletop exercise at least every other year to simulate Truist’s analysis and response to hypothetical cybersecurity incidents. In addition, Truist provides directors with a Board Cybersecurity Handbook that provides details on key Truist practices, resources, and protocols relating to cybersecurity protection, response, and preparedness. Finally, as required by the Gramm-Leach-Bliley Act, the Board receives an update at least annually on Truist’s Information Security Program.
42 Truist Financial Corporation

ITEM 2. PROPERTIES

Truist owns its headquarters building at 214 North Tryon Street, Charlotte, NC, 28202. Truist owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic U.S. Truist owns or leases retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic U.S. See Table 2 for a list of Truist’s branches by state. Truist also operates other businesses that occupy facilities throughout the U.S. and Canada. Management believes that these premises, in the aggregate, are well-located and suitably equipped to serve as financial services facilities. See “Note 6. Premises and Equipment” for additional disclosures.

Truist Financial Corporation 43

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Truist’s common stock is traded on the NYSE under the symbol “TFC.” As of December 31, 2024, Truist’s common stock was held by 73,681 registered shareholders.

Common Stock

Truist’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital, and the availability of liquid assets for distribution and is subject to its capital plan meeting the SCB requirements from the FRB. Truist’s ability to generate liquid assets for distribution is dependent on the ability of Truist Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments and needs to be balanced with maintaining sufficient capital to support future growth and meet regulatory requirements.

Management’s target common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) is between 30% and 50% during normal economic conditions. Truist paid $2.8 billion, $2.8 billion, and $2.7 billion in common stock dividends during 2024, 2023, and 2022, respectively. Truist expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates on or about the first of March, June, September, and December. A discussion of dividend restrictions is included in “Note 17. Regulatory Requirements and Other Restrictions” and in the “Regulatory Considerations” section.

Share Repurchases

Truist has periodically repurchased shares of its own common stock and expects to periodically repurchase shares in the future under publicly announced repurchase plans. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase and are therefore available for future issuances. Repurchases may be effected through open market purchases, privately negotiated transactions, trading plans established in accordance with SEC rules, or other means. The quantity, timing, price, and other terms of any repurchases are subject to various factors, including Truist’s capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist’s financial and operational performance, alternative uses of capital, the trading price of Truist’s common stock, and general market conditions. Any repurchase plan may be extended, modified, or discontinued at any time. In addition to shares purchased under publicly announced repurchase plans, Truist repurchases shares in connection with the exercise of equity-based awards under equity-based compensation plans. Truist repurchased $1.0 billion in common stock in 2024 and $250 million in 2022, pursuant to publicly announced repurchase plans. Truist did not repurchase any commons shares under publicly announced repurchase plans in 2023.

The following table provides additional information on share repurchases as part of publicly announced plans and shares exchanged or surrendered in connection with the exercise of equity-based awards:

Table 5: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)
October 1, 2024 to October 31, 2024	11,712	$42.69	11,712	$4,000
November 1, 2024 to November 30, 2024	—	—	—	4,000
December 1, 2024 to December 31, 2024	—	—	—	4,000
Total	11,712	$42.69	11,712
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Excludes excise taxes on share repurchases.
(4)In June 2024, Truist announced that the Board had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. The share-repurchase program enables Truist to acquire shares through open-market purchases or privately negotiated transactions, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the share-repurchase program will be subject to various factors, including Truist’s capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist’s financial and operational performance, alternative uses of capital, the trading price of Truist’s common stock, and general market conditions. The share-repurchase program does not obligate Truist to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time. At December 31, 2024, Truist had remaining authorization to repurchase up to $4.0 billion of common stock under the Board approved repurchase plan.

44 Truist Financial Corporation

Preferred Stock

Redemptions

During 2024, the Company redeemed all 7,500 outstanding shares of its perpetual preferred stock series L and the corresponding 750,000 depositary shares representing fractional interests in such series at a redemption price of $1,000 per depositary share (equivalent to $100,000 per share of preferred stock) plus any accrued and unpaid dividends, for $750 million. This preferred stock redemption was in accordance with the terms of the Company’s Articles of Incorporation.

See “Note 12. Shareholders’ Equity” for information about preferred stock.

Equity Compensation Plan Information

The following table provides information about equity-based awards as of December 31, 2024:

Table 6: Equity Compensation Plan Information
Plan Category	(a)(1)(2) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(3) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	21,057,484	$34.42	23,020,895
Not approved by security holders	2,393,448	33.88	—
Total	23,450,932	$34.40	23,020,895
(1)Includes 18,157,076 RSUs and PSUs in plans approved by security holders.
(2)Plans not approved by security holders consist of 10,369 options outstanding with a weighted average exercise price of $33.88 and 2,383,079 RSUs for plans that were assumed in mergers and acquisitions and issued prior to shareholder approval of the Truist Financial Corporation 2022 Incentive Plan.
(3)Excludes RSUs and PSUs because they do not have an exercise price.

Truist Financial Corporation 45

Five-Year Common Stock Performance

The following graph and table compare the cumulative total shareholder return of the Company’s common stock, the S&P 500 Index, and the KBW Nasdaq Bank Index for the five-year period ended December 31, 2024. The Company is a component of both indexes. The graph and table assume an initial investment of $100 was made on December 31, 2019 in each of the Company’s common stock and the two indexes, as well as reinvestment of all dividends without commissions.

Cumulative Total Shareholder Return
$225
$200
$175
$150
$125
$100
$75
$50
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Truist Financial Corporation
S&P 500 Index
KBW Nasdaq Bank Index

Table 7: Cumulative Total Shareholder Return
	Invested	Cumulative Total Return
As of / Through December 31,	2019	2020	2021	2022	2023	2024
Truist Financial Corporation	$100.00	$88.87	$112.04	$85.70	$78.39	$96.99
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
KBW Nasdaq Bank Index	100.00	89.69	124.08	97.53	96.66	132.63

46 Truist Financial Corporation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-K, and other information contained in this document. For discussion of 2023 results as compared to 2022 results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2023, which was updated by Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2024, to reflect the discontinued operations of TIH and the segment realignment. Refer to “Note 21. Operating Segments” for additional disclosures related to Truist’s operating segments and “Note 2. Discontinued Operations” for additional information related to discontinued operations.

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A-Risk Factors of this report.

Executive Overview

2024 was an important year for Truist. We added new clients and deepened existing relationships, invested in our core banking business, made enhancements to our technology and risk infrastructure, and maintained our credit and expense discipline.

We executed on several important strategic initiatives, including the sale of TIH and the repositioning of our balance sheet. On May 6, 2024, we completed the divestiture of TIH. Refer to “Note 2. Discontinued Operations” for additional information. Following the sale of TIH, Truist executed a strategic balance sheet repositioning of a portion of its AFS investment securities portfolio by selling lower-yielding investment securities, resulting in an after-tax loss of $5.1 billion in 2024, allowing Truist to reinvest a portion of the proceeds in higher yielding securities.

These actions increased our capital and further enhanced our ability to support the growth needs of clients, while also returning capital to shareholders. We returned $3.8 billion of capital to our common shareholders through $2.8 billion of common stock dividends and $1.0 billion of common share repurchases during 2024. As of December 31, 2024, we have $4.0 billion remaining under our $5.0 billion common share repurchase authorization through the end of 2026.

In addition, Truist redeemed all outstanding shares of its perpetual preferred stock series L and the corresponding depositary shares representing fractional interests in such series for $750 million.

In July 2024, we successfully completed the sale of Sterling Capital Management LLC, an asset management business. Cash proceeds and the gain recognized on the sale were not material.

Clarke R. Starnes III retired from his position as CRO and Vice Chair. Brad Bender, a 20-year Truist veteran who previously served as Truist’s Head of Enterprise Operational Services and interim Chief Information Officer, succeeded Starnes as CRO.

Hugh S. “Beau” Cummins III, Vice Chair and Chief Operating Officer of Truist, resigned from his position, effective January 13, 2025. Following Mr. Cummins’ departure, management of the enterprise payments business transitioned to Kristin Lesher, Senior Executive Vice President and Chief Wholesale Banking Officer. Mr. Cummins’ remaining responsibilities, including leading teams responsible for enterprise operational services, enterprise corporate services, the strategy, transformation, and performance office, and the governance and controls organization, transitioned to Michael B. Maguire, Senior Executive Vice President and CFO.

We launched Truist Cares for Western North Carolina, a three-year, $725 million commitment to support and sustain hurricane recovery and resiliency through dedicated capital to support rebuilding and resiliency, loans or investments in Community Development Financial Institutions, philanthropic grants to local and national nonprofit organizations, and community service hours.

Truist Financial Corporation 47

Key Areas of Focus

Our strategic direction is to build the top super regional bank that grows with our clients with care. Our 2025 strategic objectives are to:

•Leverage our capital position by growing and capturing additional share within our high growth markets and existing client base in key focus areas in WB and CSBB and in areas, markets, and client solutions where we have invested significantly and have momentum.
•In WB, deepen and grow existing client relationships in areas like Payments and Wealth, enhance the client digital experience, continue our momentum in Investment Banking and Trading, and capture more share of the commercial middle market.
•In CSBB, grow core deposits, deepen existing relationships with Premier clients, enhance the client digital experience, and drive additional fee and loan growth through our differentiated consumer lending solutions.
•Continue to invest in important areas like new and existing talent, technology, risk, and cybersecurity, while maintaining our expense discipline with a goal of driving positive operating leverage.
•Maintain our credit and risk discipline.
•Return capital to shareholders through our common stock dividend and share repurchase authorization.

Financial Results

Net income to common shareholders totaled $4.5 billion, or $3.36 per share, for 2024, compared to a net loss available to common shareholders of $1.5 billion, or $1.09 per share, from the prior year.

•Results from continuing operations for 2024 included securities losses of $6.7 billion ($5.1 billion after-tax or $3.82 per share) from the balance sheet repositioning, a charitable contribution to the Truist Foundation of $150 million ($115 million after-tax, or $0.09 per share), restructuring charges of $120 million ($92 million after-tax, or $0.07 per share), and the FDIC special assessment adjustment of $64 million ($49 million after-tax, or $0.04 per share).
•Results from continuing operations for 2023 included a non-cash goodwill impairment charge of $6.1 billion ($4.56 per share), the FDIC special assessment of $507 million ($387 million after-tax, or $0.29 per share), restructuring charges of $320 million ($244 million after-tax, or $0.18 per share), and a discrete tax benefit of $204 million ($0.15 per share).

Net income from discontinued operations was $4.9 billion for 2024, compared to $456 million for 2023.

•Results from discontinued operations for 2024 included a gain on the sale of TIH of $6.9 billion ($4.8 billion after-tax, or $3.64 per share), the accelerated recognition of TIH equity compensation expense for certain event-driven awards of $99 million ($76 million after tax, or $0.06 per share), and restructuring charges of $82 million ($62 million after-tax, or $0.05 per share).
•Results from discontinued operations for 2023 included restructuring charges of $55 million ($42 million after-tax, or $0.03 per share).

Table 8: Earnings Highlights
Year Ended December 31, (Dollars in millions)				Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net income (loss) available to common shareholders	$4,469	$(1,452)	$5,927	$5,921	$(7,379)
Diluted earnings per common share	3.36	(1.09)	4.43	4.45	(5.52)

Net interest income - TE	$14,303	$14,744	$14,455	$(441)	$289
Noninterest income	(813)	5,498	5,660	(6,311)	(162)
Total taxable-equivalent revenue	$13,490	$20,242	$20,115	$(6,752)	$127
Less taxable-equivalent adjustment	212	220	142
Total revenue	$13,278	$20,022	$19,973

Return on average assets	0.92%	(0.19)%	1.15%	1.11%	(1.34)%
Return on average common shareholders’ equity	8.0	(2.6)	10.4	10.6	(13.0)
Net interest margin - TE	3.03	2.98	3.01	0.05	(0.03)

48 Truist Financial Corporation

Truist’s TE revenue for 2024 was $13.5 billion. Excluding securities losses, TE revenue was $20.1 billion, representing a decrease of $101 million compared to 2023. Net interest income on a TE basis was $14.3 billion, down $441 million, or 3.0%, from the prior year primarily as a result of having a smaller more efficient balance sheet after the repositioning improving NIM by five basis points.

•Average earning assets decreased $21.6 billion, or 4.4%, compared to the prior year primarily due to declines in average total loans of $15.8 billion, or 4.9%, and average securities of $13.7 billion, or 10.0%, partially offset by an increase in other earning assets of $7.3 billion, or 25%. The change in average securities was driven by maturities and the balance sheet repositioning. The change in other earning assets (increase in balances held at the Federal Reserve) was driven by the balance sheet repositioning.
•Average deposits decreased $13.3 billion, or 3.3%, average short-term borrowings were flat, and average long-term debt decreased $13.0 billion, or 26% as a result of the smaller more efficient balance sheet.

NIM was 3.03% for 2024, up five basis points compared to the prior year.

•The yield on the average total loan portfolio was 6.34% for 2024, up 22 basis points, compared to the prior year primarily reflecting higher market interest rates. The yield on the average securities portfolio was 2.83% for 2024, up 60 basis points compared to the prior year, reflecting the balance sheet repositioning and reinvesting cash flows into higher yielding securities.
•The average cost of total deposits was 2.02% for 2024, up 42 basis points compared to the prior year. The average cost of short-term borrowings was 5.36% for 2024, up 11 basis points compared to the prior year. The average cost of long-term debt was 4.94% for 2024, up 48 basis points compared to the prior year. The increases in rates on deposits and other funding sources was largely attributable to the repricing of lower cost funding sources.

The provision for credit losses was $1.9 billion for the year ended December 31, 2024 compared to $2.1 billion for the year ended December 31, 2023. The net charge-off ratio for the current year of 0.59% was up 9 basis points compared to the prior year.

•The decrease in the current year provision expense primarily reflects a lower allowance build.
•The net charge-off ratio was up compared to the prior year driven by higher net charge-offs in the CRE, other consumer, credit card, and indirect auto portfolios, partially offset by higher recoveries in the commercial and industrial portfolio. Additionally, the prior year included $98 million of charge-offs related to the sale of the student loan portfolio.

Noninterest income was down $6.3 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to $6.7 billion of securities losses resulting from the balance sheet repositioning, lower lending related fees, operating lease income, and card and payment related fees, partially offset by higher investment banking and trading income, wealth management income, service charges on deposits, and other income. Excluding securities losses, noninterest income was up $340 million, or 6.2%, compared to the prior year.

Noninterest expense was down $6.7 billion, or 36%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the 2023 goodwill impairment of $6.1 billion, lower regulatory charges due to the FDIC special assessment and related adjustments ($64 million in 2024 compared to $507 million in 2023), lower other expense, excluding the charitable contribution to the Truist Foundation, lower amortization of intangibles, and operating lease depreciation, partially offset by a $150 million charitable contribution to the Truist Foundation (other expense) and higher professional fees and outside processing expense. Restructuring charges decreased $200 million; both periods included restructuring charges for severance charges as well as facilities optimization costs. Noninterest expenses excluding the charitable contribution, the amortization of intangibles, the FDIC special assessment adjustment, restructuring charges, and a small loss on the early extinguishment of debt, decreased $44 million, or 0.4%.

Truist had a benefit from income taxes of $556 million for 2024, compared to a provision for income taxes of $738 million in 2023. The provision for income taxes for 2023 reflects a pre-tax loss, which includes a non-deductible goodwill impairment charge, partially offset by a discrete tax benefit in the fourth quarter of 2023.

Truist’s total assets at December 31, 2024 were $531.2 billion, a decrease of $4.2 billion, or 0.8%, compared to December 31, 2023 as loans and leases, net of ALLL, decreased $5.7 billion, or 1.9%, total securities decreased $3.4 billion, or 2.8%, partially offset by an increase of $8.7 billion, or 35%, in interest-bearing deposits with banks.

Total liabilities at December 31, 2024 were $467.5 billion, a decrease of $8.6 billion, or 1.8%, from the prior year, reflecting a decrease of $5.3 billion, or 1.3%, in deposits and a decrease of $4.0 billion, or 10.2%, in long-term debt, partially offset by an increase of $4.4 billion, or 17.6%, in short-term borrowings.

Truist Financial Corporation 49

Total shareholders’ equity was $63.7 billion at December 31, 2024, an increase of $4.4 billion from December 31, 2023. This increase includes $4.8 billion in net income and $4.3 billion in OCI, partially offset by $3.1 billion in common and preferred dividends, $1.0 billion in common share repurchases, and $750 million for the redemption of series L preferred stock. Truist’s book value per common share at December 31, 2024 was $43.90, compared to $39.31 at December 31, 2023. Truist’s TBVPS of $30.01 at December 31, 2024 increased 37% compared to December 31, 2023.

Asset quality remained stable.

•Nonperforming loans and leases held for investment totaled $1.4 billion or 0.47% of loans and leases held for investment at December 31, 2024, up three basis points compared to December 31, 2023.
•Loans 90 days or more past due and still accruing totaled $587 million or 0.19% of loans and leases held for investment at December 31, 2024, up two basis point as a percentage of loans and leases compared with December 31, 2023. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at December 31, 2024, up one basis point from December 31, 2023.
•The allowance for credit losses was $5.2 billion and includes $4.9 billion for the allowance for loan and lease losses and $304 million for the reserve for unfunded commitments. The ALLL ratio was 1.59%, up five basis points compared with December 31, 2023.

Capital strengthened during 2024.

•Truist’s CET1 ratio was 11.5% as of December 31, 2024, up 140 basis points since December 31, 2023 from the sale of TIH and organic capital generation, partially offset by the balance sheet repositioning, common dividends, and share repurchases.
•Truist returned $3.8 billion to common shareholders through declared common dividends of $2.8 billion or $2.08 per share during 2024 and repurchases of $1.0 billion of common stock, resulting in a dividend payout ratio of 62% and total payout ratio of 85%.
•Truist redeemed all outstanding shares of its perpetual preferred stock series L and the corresponding depositary shares representing fractional interests in such series for $750 million.
•Truist’s average consolidated LCR was 109% for the three months ended December 31, 2024, compared to the regulatory minimum of 100%.

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the year ended December 31, 2024 was down $441 million, or 3.0%, compared to the year ended December 31, 2023 primarily as a result of having a smaller more efficient balance sheet after the repositioning. Net interest margin was 3.03%, up five basis points compared to the prior year.

•Average earning assets decreased $21.6 billion, or 4.4%, compared to the prior year primarily due to declines in average total loans of $15.8 billion, or 4.9%, and average securities of $13.7 billion, or 10.0%, partially offset by an increase in other earning assets of $7.3 billion, or 25%. The change in average securities was driven by maturities and the balance sheet repositioning. The change in other earning assets (increase in balances held at the Federal Reserve) was driven by the balance sheet repositioning.
•The yield on the average total loan portfolio was 6.34% for 2024, up 22 basis points, compared to the prior year primarily reflecting higher market interest rates. The yield on the average securities portfolio was 2.83% for 2024, up 60 basis points compared to the prior year, reflecting the balance sheet repositioning and reinvesting cash flows into higher yielding securities.
•Average deposits decreased $13.3 billion, or 3.3%, average short-term borrowings were flat, and average long-term debt decreased $13.0 billion, or 26% due to decreased funding needs.
•The average cost of total deposits was 2.02% for 2024, up 42 basis points compared to the prior year. The average cost of short-term borrowings was 5.36% for 2024, up 11 basis points compared to the prior year. The average cost of long-term debt was 4.94% for 2024, up 48 basis points compared to the prior year. The increases in rates on deposits and other funding sources was largely attributable to the repricing of lower cost funding sources.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
50 Truist Financial Corporation

Table 9: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
										2024 vs. 2023			2023 vs. 2022
Year Ended December 31, (Dollars in millions)	Average Balances(1)			Annualized Yield/Rate(2)			Income/Expense(2)			Incr. (Decr.)	Change due to		Incr. (Decr.)	Change due to
	2024	2023	2022	2024	2023	2022	2024	2023	2022		Rate	Volume		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$12,100	$11,021	$10,591	4.01%	1.20%	0.88%	$485	$132	$93	$353	$339	$14	$39	$35	$4
GSE	390	348	498	3.38	2.94	2.24	13	10	11	3	2	1	(1)	3	(4)
Agency MBS	109,652	121,923	132,222	2.70	2.31	1.93	2,958	2,821	2,552	137	441	(304)	269	477	(208)
States and political subdivisions	417	424	392	4.14	4.13	3.88	17	18	15	(1)	—	(1)	3	1	2
Non-agency MBS	1,282	3,816	4,072	2.85	2.34	2.30	37	89	94	(52)	16	(68)	(5)	2	(7)
Other	17	20	44	5.25	5.37	3.60	1	1	2	—	—	—	(1)	1	(2)
Total securities	123,858	137,552	147,819	2.83	2.23	1.87	3,511	3,071	2,767	440	798	(358)	304	519	(215)
Interest earning trading assets	5,320	4,739	5,767	6.12	6.64	4.15	326	314	239	12	(26)	38	75	124	(49)
Other earning assets(3)	36,622	29,335	19,886	5.48	5.31	1.92	2,008	1,557	381	451	51	400	1,176	927	249
Loans and leases, net of unearned income:
Commercial and industrial	155,674	163,983	149,030	6.36	6.34	3.91	9,897	10,389	5,823	(492)	33	(525)	4,566	3,931	635
CRE	21,585	22,741	22,697	6.81	6.71	4.01	1,480	1,535	920	(55)	22	(77)	615	613	2
Commercial Construction	7,729	6,125	5,326	7.67	7.62	4.46	583	459	228	124	3	121	231	191	40
Residential mortgage	54,486	56,131	51,721	3.88	3.78	3.60	2,114	2,121	1,860	(7)	55	(62)	261	96	165
Home equity	9,778	10,388	10,788	7.94	7.36	5.01	776	765	540	11	57	(46)	225	246	(21)
Indirect auto	22,326	25,621	27,197	7.00	6.10	5.50	1,563	1,563	1,497	—	215	(215)	66	156	(90)
Other consumer	28,748	28,412	26,320	8.18	7.25	6.23	2,351	2,061	1,640	290	265	25	421	284	137
Student	—	2,453	6,114	—	6.91	4.97	—	170	304	(170)	(85)	(85)	(134)	91	(225)
Credit card	4,907	4,876	4,753	11.96	11.59	9.57	587	565	455	22	18	4	110	98	12
Total loans and leases HFI	305,233	320,730	303,946	6.34	6.12	4.36	19,351	19,628	13,267	(277)	583	(860)	6,361	5,706	655
LHFS	1,305	1,605	2,889	6.31	6.37	4.23	82	102	122	(20)	(1)	(19)	(20)	47	(67)
Total loans and leases	306,538	322,335	306,835	6.34	6.12	4.36	19,433	19,730	13,389	(297)	582	(879)	6,341	5,753	588
Total earning assets	472,338	493,961	480,307	5.35	4.99	3.49	25,278	24,672	16,776	606	1,405	(799)	7,896	7,323	573
Nonearning assets	51,185	51,554	56,666
Assets of discontinued operations	2,542	7,617	6,857
Total assets	$526,065	$553,132	$543,830
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$104,606	$103,465	$111,539	2.68	2.11	0.47	2,802	2,184	519	618	594	24	1,665	1,706	(41)
Money market and savings	136,217	138,841	145,645	2.54	2.04	0.37	3,457	2,834	536	623	677	(54)	2,298	2,324	(26)
Time deposits	39,406	36,803	15,514	4.04	3.83	0.58	1,590	1,409	90	181	79	102	1,319	1,059	260
Total interest-bearing deposits	280,229	279,109	272,698	2.80	2.30	0.42	7,849	6,427	1,145	1,422	1,350	72	5,282	5,089	193
Short-term borrowings	24,499	24,478	14,957	5.36	5.25	2.58	1,313	1,286	385	27	26	1	901	558	343
Long-term debt	36,713	49,678	34,172	4.94	4.46	2.31	1,813	2,215	791	(402)	220	(622)	1,424	958	466
Total interest-bearing liabilities	341,441	353,265	321,827	3.21	2.81	0.72	10,975	9,928	2,321	1,047	1,596	(549)	7,607	6,605	1,002
Noninterest-bearing deposits	107,639	122,018	145,392
Other liabilities	13,343	11,560	9,994
Liabilities of discontinued operations	1,049	3,190	2,800
Shareholders’ equity	62,593	63,099	63,817
Total liabilities and shareholders’ equity	$526,065	$553,132	$543,830
Average interest-rate spread				2.14%	2.18%	2.77%
NIM/net interest income - TE				3.03%	2.98%	3.01%	$14,303	$14,744	$14,455	$(441)	$(191)	$(250)	$289	$718	$(429)
Taxable-equivalent adjustment							$212	$220	$142
Memo: Total deposits	$387,868	$401,127	$418,090	2.02%	1.60%	0.27%	$7,849	$6,427	$1,145	$1,422			$5,282
(1)Represents daily average balances. Unrealized gains and losses on available-for-sale securities are included in nonearning assets. Active hedge basis adjustments for fair value hedges are included in nonearning assets and other liabilities. In 2024, Truist revised its presentation of active hedge basis adjustments for fair value hedges on securities to be included in nonearning assets for all periods presented.
(2)Yields are stated on a TE basis utilizing a federal tax rate of 21%. Interest income includes certain fees, deferred costs, and dividends. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
Truist Financial Corporation 51

Provision for Credit Losses

The provision for credit losses was $1.9 billion for the year ended December 31, 2024 compared to $2.1 billion for the year ended December 31, 2023. The net charge-off ratio for the current year of 0.59% was up 9 basis points compared to the prior year.

•The decrease in the current year provision expense primarily reflects a lower allowance build.
•The net charge-off ratio was up compared to the prior year driven by higher net charge-offs in the CRE, other consumer, credit card, and indirect auto portfolios, partially offset by higher recoveries in the commercial and industrial portfolio. Additionally, the prior year included $98 million of charge-offs related to the sale of the student loan portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 10: Noninterest Income
	Year Ended December 31,			% Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Wealth management income	$1,412	$1,358	$1,338	4.0%	1.5%
Investment banking and trading income	1,203	822	995	46.4	(17.4)
Card and payment related fees	907	936	944	(3.1)	(0.8)
Service charges on deposits	915	873	1,028	4.8	(15.1)
Mortgage banking income	432	437	460	(1.1)	(5.0)
Lending related fees	366	447	375	(18.1)	19.2
Operating lease income	205	254	258	(19.3)	(1.6)
Securities gains (losses)	(6,651)	—	(71)	NM	NM
Other income	398	371	333	7.3	11.4
Total noninterest income	$(813)	$5,498	$5,660	(114.8)	(2.9)

Noninterest income was down $6.3 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to $6.7 billion of securities losses resulting from the balance sheet repositioning, lower lending related fees, operating lease income, and card and payment related fees, partially offset by higher investment banking and trading income, wealth management income, service charges on deposits, and other income. Excluding securities losses, noninterest income was up $340 million, or 6.2%, compared to the prior year.

•Investment banking and trading income increased due to higher bond and equity originations, structured real estate income, loan syndication fees, and merger and acquisition fees, partially offset by lower trading income.
•Wealth management income increased due to higher assets under management, partially offset by the impact of the sale of Sterling Capital Management LLC in 2024.
•Service charges on deposits increased due to a prior period reduction in deposit service charge fees for client refund accruals resulting from a revision in deposit service fee protocols, partially offset by a decline as a result of continued growth of Truist One checking.
•Other income increased due to higher derivative income and the gain on the sale of Sterling Capital Management LLC, partially offset by lower equity investment income due to gains in 2023 and a valuation decrease for derivatives related to Visa shares.
•Lending related fees decreased due to lower leasing-related gains.
•Operating lease income decreased due to the runoff of operating lease balances.
•Card and payment related fees decreased due to lower interchange rates, higher rebates, and lower volumes.

52 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 11: Noninterest Expense
	Year Ended December 31,			% Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Personnel expense	$6,506	$6,516	$6,558	(0.2)%	(0.6)%
Professional fees and outside processing	1,337	1,192	1,322	12.2	(9.8)
Software expense	896	868	887	3.2	(2.1)
Net occupancy expense	656	658	690	(0.3)	(4.6)
Equipment expense	373	381	449	(2.1)	(15.1)
Amortization of intangibles	345	395	455	(12.7)	(13.2)
Marketing and customer development	268	260	321	3.1	(19.0)
Operating lease depreciation	144	175	184	(17.7)	(4.9)
Regulatory costs	344	824	183	(58.3)	NM
Restructuring charges	120	320	466	(62.5)	(31.3)
Goodwill impairment	—	6,078	—	(100.0)	NM
Other expense	1,020	1,011	652	0.9	55.1
Total noninterest expense	$12,009	$18,678	$12,167	(35.7)	53.5
Restructuring Charges

Noninterest expense was down $6.7 billion, or 36%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the 2023 goodwill impairment of $6.1 billion, lower regulatory charges due to the FDIC special assessment and related adjustments ($64 million in 2024 compared to $507 million in 2023), lower other expense, excluding the charitable contribution to the Truist Foundation, lower amortization of intangibles, and operating lease depreciation, partially offset by a $150 million charitable contribution to the Truist Foundation (other expense) and higher professional fees and outside processing expense. Restructuring charges decreased $200 million; both periods included restructuring charges for severance charges as well as facilities optimization costs. Noninterest expenses excluding the charitable contribution, the amortization of intangibles, the FDIC special assessment adjustment, restructuring charges, and a small loss on the early extinguishment of debt, decreased $44 million, or 0.4%.

•Other expense, excluding the aforementioned charitable contribution to the Truist Foundation, decreased primarily due to lower pension expense, the prior period costs associated with a revision in deposit service fee protocols, and the prior period resolution of the USAA remote deposit capture patent infringement lawsuit.
•Operating lease depreciation decreased due to the runoff of operating lease balances.
•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.

Truist has incurred certain restructuring charges, which include:

•severance and personnel-related costs or credits;
•occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment;
•professional services, which relate to legal and investment banking advisory fees and other consulting services pertaining to restructuring initiatives or transactions; and
•write-offs related to exiting certain businesses.

Restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of or outsource certain business functions have been approved by management. Restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2024 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

Truist Financial Corporation 53

The following table presents a summary of restructuring charges and the related accruals. The 2024 and 2023 restructuring charges predominantly include costs for severance and other benefits and costs related to exiting facilities.

Table 12: Restructuring Accrual Activity
(Dollars in millions)	Accrual at Jan 1, 2023	Expense	Utilized	Accrual at Dec 31, 2023	Expense	Utilized	Accrual at Dec 31, 2024
Severance and personnel-related	$6	$249	$(247)	$8	$80	$(88)	$—
Occupancy and equipment	—	52	(52)	—	31	(31)	—
Professional services	11	2	(13)	—	6	(5)	1
Other	2	17	(19)	—	3	(3)	—
Total	$19	$320	$(331)	$8	$120	$(127)	$1

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

Effective October 1, 2024, the Company’s corporate expense allocation methodology was enhanced to allocate certain overhead or functional expenses based on actual OT&C noninterest expense performance. Prior period results have been revised for the CSBB, WB, and OT&C segments to conform to the current allocation methodology.

As a result of the methodology change, CSBB noninterest expense increased $267 million and $639 million for the years ended December 31, 2023 and 2022, respectively, with an off-setting decrease in OT&C noninterest expense. For the same reason, WB noninterest expense increased $325 million and $101 million for the years ended December 31, 2023 and 2022, respectively, with an off-setting decrease in OT&C noninterest expense.

Table 13: Net Income from Continuing Operations by Reportable Segment
	Year Ended December 31,			% Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Consumer and Small Business Banking	$3,490	$126	$3,228	NM	(96.1)%
Wholesale Banking	3,984	346	4,446	NM	(92.2)
Other, Treasury & Corporate	(7,519)	(1,975)	(1,895)	NM	4.2
Truist Financial Corporation	$(45)	$(1,503)	$5,779	(97.0)	(126.0)

54 Truist Financial Corporation

2024 compared to 2023

Consumer and Small Business Banking

CSBB net income was $3.5 billion for the year ended December 31, 2024, an increase of $3.4 billion compared to the prior year.

•Segment net interest income decreased $106 million primarily driven by lower loan and deposit balances, partially offset by higher funding credit on deposits.
•The allocated provision for credit losses increased $192 million primarily reflecting higher charge-offs in the other consumer, credit card, and indirect auto portfolios and an allowance build in the current period compared to same period last year.
•Noninterest income increased $30 million primarily due to increased service charges on deposits, partially offset by lower card and payment related fees in the current period.
•Noninterest expense decreased $3.6 billion including the goodwill impairment in the prior year. Excluding the goodwill impairment, noninterest expense decreased $271 million due to lower personnel expenses, FDIC assessment cost, restructuring charges, pension costs, and technology project costs, as well as lower foreclosed property expense, partially offset by higher enterprise operations, marketing, and finance support expenses.

CSBB average loans and leases held for investment decreased $8.0 billion, or 6.0%, for the year ended December 31, 2024 compared to the prior year driven primarily by a decrease in indirect auto loans, the sale of the student loan portfolio in the second quarter of 2023, and lower mortgage loan balances as well as a decrease in LightStream loans and home equity lending, partially offset by increases in Service Finance and Sheffield loans.

CSBB average total deposits decreased $7.3 billion, or 3.3%, for the year ended December 31, 2024 compared to the prior year primarily due to decreases in average interest-bearing checking, noninterest-bearing deposits, and money market and savings, partially offset by an increase in time deposits.

Wholesale Banking

WB net income was $4.0 billion for the year ended December 31, 2024, an increase of $3.6 billion compared to the prior year.

•Segment net interest income decreased $354 million primarily due to lower deposit and loan balances combined with higher cost of deposits and lower loan yields, partially offset by higher funding credit on deposits.
•The allocated provision for credit losses decreased $437 million, which primarily reflects a decrease in the allowance build compared to the earlier period, partially offset by an increase in net charge-offs.
•Noninterest income increased $451 million primarily due to increases in investment banking income across all products, income from tax credit activity, and wealth management related income, partially offset by lower lending related fees, operating lease income, and income from strategic investments.
•Noninterest expense decreased $3.4 billion including the goodwill impairment in the prior year. Excluding the goodwill impairment, noninterest expense decreased $654 million primarily due to lower FDIC assessment cost, restructuring expense, pension costs, and personnel expenses as well as lower marketing and finance support expenses.

WB average loans and leases held for investment decreased $7.5 billion, or 4.0%, for the year ended December 31, 2024 compared to the prior year driven by decreases in the commercial and industrial portfolio.

WB average total deposits decreased $6.4 billion, or 4.3%, for the year ended December 31, 2024 compared to the prior year primarily due to decreases in average noninterest-bearing deposits and money market and savings, partially offset by an increase in interest-bearing checking balances.

Other, Treasury, and Corporate

OT&C generated a net loss of $7.5 billion for the year ended December 31, 2024, compared to a net loss of $2.0 billion in the prior year.

•Segment net interest income increased $27 million due to funding charges primarily on loans to other segments, the balance sheet repositioning, and lower average long-term debt, partially offset by the funding credit on deposits to other segments.
•Noninterest income decreased $6.8 billion primarily due to securities losses resulting from the balance sheet repositioning.
•Noninterest expense increased $334 million primarily driven by higher incentive expense, higher donations and contributions expense due to a charitable contribution to the Truist Foundation, and increased professional fees and outside processing expense, partially offset by lower pension costs and increased credit from other segments for enterprise operations.

Truist Financial Corporation 55

Analysis of Financial Condition

Investment Activities

Truist’s investment policy is approved and carried out by ALCO, which meets regularly to review the economic environment and establish investment strategies. The ALCO also has much broader responsibilities, which are discussed in the “Market Risk” section in MD&A.

Investment strategies are reviewed by the ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities, and the overall interest rate sensitivity of the Company. In general, the goals of the investment portfolio are: (i) to provide sufficient liquid assets to meet unanticipated deposit and loan fluctuations and overall corporate treasury objectives; (ii) to provide eligible securities to secure public funds, trust deposits, and other borrowings; and (iii) to earn an optimal return on funds invested commensurate with meeting regulatory requirements, consistent with the Company’s risk appetite.

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

Table 14: Composition of Securities Portfolio
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
AFS securities (at fair value):
U.S. Treasury	$14,411	$10,041
GSE	403	362
Agency MBS – residential	49,959	51,289
Agency MBS – commercial	2,293	2,248
States and political subdivisions	382	425
Non-agency MBS	—	2,981
Other	16	20
Total AFS securities	67,464	67,366
HTM securities (at amortized cost):
Agency MBS – residential	50,640	54,107
Total securities	$118,104	$121,473

The securities portfolio totaled $118.1 billion at December 31, 2024, compared to $121.5 billion at December 31, 2023. U.S. Treasury, GSE, and Agency MBS represented 99.7% and 97.2% of the total securities portfolio as of December 31, 2024 and December 31, 2023, respectively. The overwhelming majority of the portfolio is in agency MBS securities.

•The decrease in 2024 includes sales of $28.1 billion and maturities and paydowns of $18.7 billion, partially offset by $44.7 billion in purchases. The purchases and sales were primarily related to the balance sheet repositioning.
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
•As of December 31, 2024 and December 31, 2023, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost, excluding portfolio level basis adjustments.
•As of December 31, 2024, approximately 3.0% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 5.7% as of December 31, 2023.
•The effective duration of the AFS securities portfolio was 5.0 years at December 31, 2024 and 6.1 years at December 31, 2023, excluding the impact of swaps, or 3.3 years at December 31, 2024 and 4.0 years at December 31, 2023, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.0 years at December 31, 2024 and 7.3 years at December 31, 2023.

56 Truist Financial Corporation

The following table presents the securities portfolio by major category of security holdings with ranges of maturities and average yields:

Table 15: Securities Yields by Major Category and Maturity
December 31, 2024 (Dollars in millions)	AFS		HTM
	Fair Value	Effective Yield(1)	Amortized Cost	Effective Yield(1)
U.S. Treasury:
Within one year	$4,512	4.84%	$—	—%
One to five years	9,480	4.45	—	—
Five to ten years	397	3.60	—	—
After ten years	22	3.02	—	—
Total	14,411	4.55	—	—
GSE:
Within one year	2	3.00	—	—
One to five years	5	2.88	—	—
Five to ten years	11	3.05	—	—
After ten years	385	3.78	—	—
Total	403	3.74	—	—
Agency MBS – residential:(2)
One to five years	88	2.44	—	—
Five to ten years	365	2.88	—	—
After ten years	49,506	3.90	50,640	1.79
Total	49,959	3.89	50,640	1.79
Agency MBS – commercial:(2)
Within one year	—	—	—	—
One to five years	9	4.40	—	—
Five to ten years	78	3.69	—	—
After ten years	2,206	1.99	—	—
Total	2,293	2.05	—	—
States and political subdivisions:
Within one year	41	6.80	—	—
One to five years	68	6.84	—	—
Five to ten years	146	6.60	—	—
After ten years	127	5.45	—	—
Total	382	6.28	—	—
Other:
One to five years	7	2.87	—	—
Five to ten years	9	6.51	—	—
Total	16	4.88	—	—
Total securities	$67,464	3.98	$50,640	1.79
(1)Yields represent interest computed using the effective interest method on the amortized cost of securities inclusive of amortization of premiums or accretion of discounts, excluding the impact of hedging. Weighted yield is represented on a TE basis with the exception of obligations of state and political subdivisions which are presented on a tax-effected basis.
(2)For purposes of the maturity, MBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

Lending Activities

Truist strives to meet the credit needs of its clients while pursuing a balanced strategy of loan profitability, loan growth, and loan quality. Management believes that this purpose can best be accomplished by building strong client relationships over time and developing in-depth local market knowledge. The Company employs underwriting criteria governing the degree of risk assumed and the diversity of the loan portfolio in terms of type, industry, and geographical concentration.

Truist lends to a diverse client base that is managed to be geographically dispersed to mitigate concentration risk arising from local and regional economic downturns. The following discussion provides additional information on the Company’s loan and lease portfolios. Refer to the “Risk Management” section for a discussion of the credit risk management policies used to manage the portfolios.

Truist Financial Corporation 57

Commercial Loan and Lease Portfolio

Commercial loans and leases represent the largest category of the Company’s loan and lease portfolio. Commercial Community Banking and small business banking generally target small-to-middle market businesses with annual sales between $2 million and $500 million, while Investment Banking and Capital Markets (formerly Corporate and Investment Banking) provides lending solutions to large corporate clients. The commercial loan and lease portfolio consists of lending to public and private business clients and includes commercial and industrial, owner occupied, equipment leasing and financing, CRE, government and institutional financing, premium financing, and dealer floor plan financing.

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

Residential Mortgage Loan Portfolio

Truist primarily originates conforming mortgage loans, loans under FHA, U.S. Department of Veterans Affairs, or U.S. Department of Agriculture programs, and higher quality jumbo and construction-to-permanent loans for 1-4 family residential properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by FNMA and FHLMC. They are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, or have mortgage insurance as required by investors and are made to borrowers that meet Truist’s credit standards.

Risks associated with mortgage lending include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market and an effective MSR hedging process. Credit risk is managed through underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing diversifies income while enabling Truist to build long-term client relationships and offer high quality client service. Truist also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to substantially the same underwriting and risk-management criteria as loans originated internally.

Home Equity Loan Portfolio

The home equity portfolio is composed of loans offered through Truist’s branch network. These include home equity loans and revolving home equity lines of credit secured by first or second liens on residential real estate in Truist’s market areas.

Indirect Auto Loan Portfolio

The indirect auto portfolio primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles. The indirect auto portfolio also includes nonprime and near prime automobile finance. Such loans are originated through approved franchised and independent dealers throughout the Truist market area and nationally through Regional Acceptance Corporation. These loans are homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. Indirect auto loans are subject to lending policies and procedures and are underwritten with note amounts and credit limits that are consistent with the Company’s risk philosophy. In addition to its normal underwriting due diligence, Truist uses application systems and scoring systems to help underwrite and manage the credit risk in its indirect auto portfolio.

Other Consumer Loan Portfolio

The other consumer portfolio includes loans originated through the Truist branch network, as well as loans originated by Truist’s national online consumer lending platforms. The other consumer loan portfolio includes: secured and unsecured loans originated through the Truist branch network marketed to qualifying clients and other creditworthy candidates in Truist’s market areas; LightStream, an online platform which originates fixed-rate, unsecured lending to consumers with strong credit; secured indirect installment loans to consumers for the purchase of new and used boats and recreational vehicles; Sheffield, a small ticket consumer lending division related to the purchase of power sports and outdoor power equipment; other indirect and point-of-sale lending to consumers, including through Service Finance, to finance home improvements, furniture purchases, certain elective health-care services; and unsecured loans originated via third-party partnerships, which are in run-off. These loans are homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. These loans are originated in accordance with underwriting criteria as determined by Truist.

58 Truist Financial Corporation

Credit Card Loan Portfolio

The credit card portfolio consists of the outstanding balances on credit cards for commercial and consumer clients. Truist markets credit cards to its existing client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

Refer to “Note 5. Loans and ACL” for additional information.

The following table summarizes the loan portfolio:

Table 16: Loans and Leases as of Period End
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Commercial:
Commercial and industrial	$154,848	$160,788
CRE	20,363	22,570
Commercial construction	8,520	6,683
Consumer:
Residential mortgage	55,599	55,492
Home equity	9,642	10,053
Indirect auto	23,089	22,727
Other consumer	29,395	28,647
Credit card	4,927	5,101
Total loans and leases HFI	306,383	312,061
LHFS	1,388	1,280
Total loans and leases	$307,771	$313,341

Loans and leases HFI were $306.4 billion at December 31, 2024, down $5.7 billion compared to 2023.

Commercial loans decreased $6.3 billion during 2024 primarily due to declines of $5.9 billion in the commercial and industrial portfolio and $2.2 billion in the CRE portfolio due to lower production, partially offset by an increase in the commercial construction portfolio of $1.8 billion.

Consumer loans and credit cards increased $632 million during 2024 primarily due to a $748 million increase in other consumer primarily due to growth of higher-return point-of-sale lending portfolios (Service Finance and Sheffield), and a $362 million increase in indirect auto primarily due to higher production, partially offset by a $411 million decrease in home equity.

Truist Financial Corporation 59

The following table presents a summary of the loans and leases by scheduled repayment period and interest rate terms. Determinations of maturities are based on scheduled repayments, except when rollovers or extensions are included for purposes of measuring the ACL. Truist’s credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the client generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms, and conditions negotiated at that time.

Table 17: Loan Maturities
December 31, 2024 (Dollars in millions)	1 Year or Less	1 to 5 Years	5 to 15 Years	After 15 Years	Total
Fixed rate:
Commercial:
Commercial and industrial	$11,084	$14,377	$10,589	$2,111	$38,161
CRE	858	2,161	401	3	3,423
Commercial construction	19	42	22	38	121
Total commercial	11,961	16,580	11,012	2,152	41,705
Consumer:
Residential mortgage	1,560	6,276	17,113	23,743	48,692
Home equity	313	956	1,604	409	3,282
Indirect auto	5,514	15,958	1,617	—	23,089
Other consumer	5,580	13,784	6,611	857	26,832
Total consumer	12,967	36,974	26,945	25,009	101,895
Credit card	266	—	—	—	266
Total fixed rate	25,194	53,554	37,957	27,161	143,866
Variable rate:
Commercial:
Commercial and industrial	32,888	73,617	8,234	1,948	116,687
CRE	5,139	10,982	813	6	16,940
Commercial construction	3,321	4,956	121	1	8,399
Total commercial	41,348	89,555	9,168	1,955	142,026
Consumer:
Residential mortgage	175	776	2,348	3,608	6,907
Home equity	623	2,261	3,459	17	6,360
Indirect auto	—	—	—	—	—
Other consumer	396	1,813	351	3	2,563
Total consumer	1,194	4,850	6,158	3,628	15,830
Credit card	4,661	—	—	—	4,661
Total variable rate	47,203	94,405	15,326	5,583	162,517
Total loans and leases HFI	$72,397	$147,959	$53,283	$32,744	$306,383

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $647 million and $317 million at December 31, 2024 and December 31, 2023, respectively.

60 Truist Financial Corporation

The following table presents the composition of average loans and leases:

Table 18: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023
Commercial:
Commercial and industrial	$153,209	$154,102	$157,043	$158,385	$160,278
CRE	20,504	21,481	21,969	22,400	22,755
Commercial construction	8,261	7,870	7,645	7,134	6,515
Consumer:
Residential mortgage	54,390	53,999	54,490	55,070	55,658
Home equity	9,675	9,703	9,805	9,930	10,104
Indirect auto	22,790	22,121	22,016	22,374	23,368
Other consumer	29,355	29,015	28,326	28,285	28,913
Credit card	4,926	4,874	4,905	4,923	4,996
Total average loans and leases HFI	$303,110	$303,165	$306,199	$308,501	$312,587

Average loans and leases HFI were flat compared to the prior quarter.

•Average commercial loans decreased 0.8% due to declines in the commercial and industrial and CRE portfolios.
•Average consumer loans and credit cards increased 1.2% due to growth in the indirect auto, residential mortgage, and other consumer portfolios.

Truist Financial Corporation 61

Asset Quality

The following tables summarize asset quality information:

Table 19: Asset Quality
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
NPAs:
NPLs:
Commercial and industrial	$521	$470
CRE	298	284
Commercial construction	3	24
Residential mortgage	166	153
Home equity	116	122
Indirect auto	259	268
Other consumer	66	59
Total NPLs HFI	1,429	1,380
Loans held for sale	—	51
Total nonperforming loans and leases	1,429	1,431
Foreclosed real estate	3	3
Other foreclosed property	45	54
Total nonperforming assets	$1,477	$1,488
Loans 90 days or more past due and still accruing:
Commercial and industrial	$19	$7
CRE	1	—
Commercial construction	—	1
Residential mortgage – government guaranteed	430	418
Residential mortgage – nonguaranteed	51	21
Home equity	9	11
Indirect auto	—	2
Other consumer	23	21
Credit card	54	53
Total loans 90 days or more past due and still accruing	$587	$534
Loans 30-89 days past due and still accruing:
Commercial and industrial	$168	$230
CRE	60	5
Commercial construction	3	—
Residential mortgage – government guaranteed	318	326
Residential mortgage – nonguaranteed	401	313
Home equity	60	70
Indirect auto	622	669
Other consumer	236	271
Credit card	81	87
Total loans 30-89 days past due and still accruing	$1,949	$1,971

Nonperforming assets totaled $1.5 billion at December 31, 2024, down $11 million compared to December 31, 2023 due to a decline in the LHFS portfolio, partially offset by an increase in the commercial and industrial portfolio. Nonperforming loans and leases represented 0.47% of total loans and leases HFI, up three basis points compared to December 31, 2023.

Loans 90 days or more past due and still accruing totaled $587 million at December 31, 2024, up $53 million compared to the prior year primarily due to an increase in the residential mortgage portfolio. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases HFI was 0.05% at December 31, 2024, up one basis point compared to December 31, 2023.

Loans 30-89 days past due and still accruing totaled $1.9 billion at December 31, 2024, down $22 million compared to the prior year due to declines in the commercial and industrial, indirect auto, and other consumer portfolios, partially offset by increases in the residential mortgage and CRE portfolios. The ratio of loans 30-89 days or more past due and still accruing as a percentage of loans and leases HFI was 0.64% at December 31, 2024, up one basis point compared to the prior year.

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

Table 20: Asset Quality Ratios
	Dec 31, 2024	Dec 31, 2023
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.64%	0.63%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.19	0.17
NPLs as a percentage of loans and leases HFI	0.47	0.44
NPLs as a percentage of total loans and leases(1)	0.46	0.46
NPAs as a percentage of:
Total assets(1)	0.28	0.28
Loans and leases HFI plus foreclosed property	0.48	0.46
ALLL as a percentage of loans and leases HFI	1.59	1.54
Ratio of ALLL to NPLs	3.4x	3.5x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.05%	0.04%
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

Table 21: Asset Quality Ratios (Continued)
	Year Ended December 31,
	2024	2023	2022
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.20%	0.20%	0.04%
CRE	1.31	0.71	0.02
Commercial construction	(0.03)	0.04	(0.07)
Consumer:
Residential mortgage	(0.01)	0.01	(0.01)
Home equity	(0.07)	(0.12)	(0.11)
Indirect auto	2.11	1.66	1.17
Other consumer	1.73	1.40	1.14
Student	—	4.39	0.34
Credit card	5.26	3.85	2.98
Total	0.59	0.50	0.27

Ratio of ALLL to net charge-offs	2.7x	3.0x	5.3x

The following table presents activity related to NPAs:

Table 22: Rollforward of NPAs
(Dollars in millions)	2024	2023
Balance, January 1	$1,488	$1,250
New NPAs	3,331	3,055
Advances and principal increases	454	842
Disposals of foreclosed assets(1)	(616)	(603)
Disposals of NPLs(2)	(223)	(237)
Charge-offs and losses	(1,313)	(1,013)
Payments	(1,308)	(1,357)
Transfers to performing status	(309)	(440)
Other, net	(27)	(9)
Ending balance, December 31	$1,477	$1,488
(1)Includes charge-offs and losses recorded upon sale of $260 million and $196 million for the years ended December 31, 2024 and 2023, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale of $14 million for the year ended December 31, 2024, and charge-offs and losses recorded upon sale of $30 million for the year ended December 31, 2023.
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

Truist monitors various segments of its credit portfolios to assess potential concentration risks. Management is involved in the credit approval and review process, and risk acceptance criteria are adjusted as needed to reflect the Company’s risk appetite. Consistent with established risk management objectives, the Company utilizes various risk mitigation techniques, including collecting collateral and security interests, obtaining guarantees, and, to a limited extent, through the purchase of credit loss protection via third-party insurance or use of credit derivatives such as credit default swaps.

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

64 Truist Financial Corporation

Table 23: Commercial and Industrial Portfolio Industry and Geography
	December 31, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:(1)
Finance and insurance	$24,271	15.7%	$28	$21,929	13.6%	$40
Retail trade	12,488	8.1	66	12,368	7.7	89
Manufacturing	12,298	7.9	62	14,090	8.8	65
Health care and social assistance	12,154	7.8	129	13,078	8.1	46
Real estate and rental and leasing	11,354	7.3	3	11,001	6.8	16
Public administration	8,860	5.7	—	9,280	5.8	—
Wholesale trade	7,428	4.8	45	7,471	4.6	3
Information	5,235	3.4	66	5,727	3.6	—
Transportation and warehousing	4,634	3.0	34	5,707	3.5	8
Educational services	4,478	2.9	—	5,362	3.3	31
Professional, scientific, and technical services	4,125	2.7	8	4,445	2.8	26
Utilities	4,096	2.6	—	4,577	2.8	—
Arts, entertainment, and recreation	3,599	2.3	6	3,250	2.0	—
Other services (except public administration)	3,072	2.0	2	3,308	2.1	1
Administrative and support and waste management and remediation services	3,022	2.0	—	3,652	2.3	49
Accommodation and food services	2,935	1.9	9	2,925	1.8	13
Other(2)	11,746	7.6	31	11,913	7.5	41
Subtotal	135,795	87.7	489	140,083	87.1	428
Business owner occupied	19,053	12.3	32	20,705	12.9	42
Total commercial and industrial	$154,848	100.0%	$521	$160,788	100.0%	$470

Geography:
Florida	$18,258	11.8%	$172	$18,947	11.8%	$228
Texas	14,728	9.5	47	15,374	9.6	24
North Carolina	12,167	7.9	16	12,959	8.1	11
New York	11,379	7.3	50	10,336	6.4	3
Georgia	11,240	7.3	10	12,167	7.6	32
Virginia	9,343	6.0	7	9,724	6.0	35
California	8,115	5.2	8	9,115	5.7	1
Maryland	6,781	4.4	3	6,668	4.1	6
Pennsylvania	6,466	4.2	9	7,423	4.6	4
Tennessee	5,729	3.7	51	5,852	3.6	43
South Carolina	4,151	2.7	23	4,134	2.6	1
New Jersey	3,947	2.5	5	3,754	2.3	36
Illinois	3,639	2.4	20	3,892	2.4	10
Ohio	3,482	2.2	1	3,220	2.0	6
Other(3)	35,423	22.9	99	37,223	23.2	30
Total commercial and industrial	$154,848	100.0%	$521	$160,788	100.0%	$470
(1)The Company adjusted certain NAICS code assignments in connection with the implementation of new guidance related to non-depository financial institutions. This change primarily impacted the industry assignment related to asset securitization facilities and family office obligations. Prior periods were reclassified to conform to the current presentation.
(2)Represents other remaining industries that are deemed to be individually insignificant.
(3)Includes non-U.S. loans of $4.1 billion and $5.1 billion at December 31, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist seeks to maintain a high-quality portfolio through disciplined risk management and prudent client selection.

Truist’s CRE and commercial construction portfolios totaled $28.9 billion as of December 31, 2024, which includes 36% related to multifamily residential, 21% related to industrial, 14% related to office, 13% related to retail, and the remainder composed of hotel and other commercial real estate.

Truist Financial Corporation 65

Our combined CRE and commercial construction office portfolio is primarily composed of multi-tenant, non-gateway properties located within Truist Bank’s footprint. As of December 31, 2024, approximately 97% of these properties are multi-tenant or medical. Additionally, as of December 31, 2024, 34% and 19% of these exposures are scheduled to mature in 2025 and 2026, respectively, with the remainder scheduled to mature in 2027 and beyond.

Table 24: CRE Portfolio Property Type and Geography
	December 31, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$5,508	27.0%	$27	$5,731	25.4%	$3
Industrial	4,303	21.1	3	4,054	18.0	3
Retail	3,530	17.3	33	4,172	18.5	9
Office	3,459	17.0	228	4,286	19.0	264
Hotel	1,891	9.3	—	2,445	10.8	—
Other(1)	1,672	8.3	7	1,882	8.3	5
Total CRE	$20,363	100.0%	$298	$22,570	100.0%	$284

Geography:
Florida	$2,594	12.7%	$26	$2,481	11.0%	$5
North Carolina	2,212	10.9	10	2,726	12.1	1
Georgia	2,010	9.9	80	2,532	11.2	120
California	1,683	8.3	—	1,709	7.6	81
Texas	1,599	7.9	6	1,611	7.1	—
New York	1,491	7.3	2	1,574	7.0	3
Pennsylvania	1,218	6.0	1	1,403	6.2	—
Virginia	1,108	5.4	3	1,276	5.7	—
Massachusetts	860	4.2	27	698	3.1	—
District of Columbia	827	4.1	45	1,043	4.6	—
Tennessee	715	3.5	1	810	3.6	1
Other(2)	4,046	19.8	97	4,707	20.8	73
Total CRE	$20,363	100.0%	$298	$22,570	100.0%	$284
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $54 million and $73 million at December 31, 2024 and December 31, 2023, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Table 25: Commercial Construction Portfolio Property Type and Geography
	December 31, 2024			December 31, 2023
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$4,918	57.7%	$—	$3,868	57.9%	$23
Industrial	1,680	19.7	—	877	13.1	—
Single Family - CP	664	7.8	2	819	12.3	—
Office	627	7.4	—	634	9.5	1
Single Family - AD and CL	187	2.2	1	196	2.9	—
Other(1)	444	5.2	—	289	4.3	—
Total commercial construction	$8,520	100.0%	$3	$6,683	100.0%	$24

Geography:
Texas	$1,345	15.8	$—	$956	14.3	$23
Georgia	1,294	15.2	—	1,059	15.8	—
Florida	1,138	13.4	—	741	11.1	—
North Carolina	992	11.6	1	777	11.6	—
California	492	5.8	—	512	7.7	—
Other(2)	3,259	38.2	2	2,638	39.5	1
Total commercial construction	$8,520	100.0%	$3	$6,683	100.0%	$24
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes an immaterial amount of non-U.S. loans at December 31, 2024 and $16 million at December 31, 2023. The remainder represents other remaining states that are deemed to be individually insignificant.

See additional information on the commercial portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
66 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 26: Activity in ACL
	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Balance, beginning of period(1)	$5,093	$4,649	$4,695
Provision for credit losses	1,870	2,109	777
Charge-offs:
Commercial and industrial	(395)	(390)	(143)
CRE	(316)	(166)	(13)
Commercial construction	—	(5)	(1)
Residential mortgage	(3)	(10)	(9)
Home equity	(9)	(10)	(13)
Indirect auto	(591)	(531)	(411)
Other consumer	(606)	(477)	(381)
Student	—	(108)	(22)
Credit card	(296)	(223)	(176)
Total charge-offs	(2,216)	(1,920)	(1,169)
Recoveries:
Commercial and industrial	87	70	87
CRE	34	3	8
Commercial construction	2	3	5
Residential mortgage	6	6	16
Home equity	16	23	25
Indirect auto	120	107	91
Other consumer	110	78	79
Student	—	—	1
Credit card	38	35	34
Total recoveries	413	325	346
Net charge-offs	(1,803)	(1,595)	(823)
Other(2)	1	(70)	—
Balance, end of period	$5,161	$5,093	$4,649
ACL:(1)
ALLL	4,857	4,798	4,377
RUFC	304	295	272
Total ACL	$5,161	$5,093	$4,649
(1)Excludes provision for credit losses and allowances related to other financial assets at amortized cost.
(2)2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

Net charge-offs during 2024 totaled $1.8 billion, or 0.59% as a percentage of average loans, and were up nine basis points compared to the prior year, primarily driven by higher charge-offs in the CRE, other consumer, credit card, and indirect auto portfolios, partially offset by the sale of the student loan portfolio in the prior year.

The allowance for credit losses was $5.2 billion and includes $4.9 billion for the allowance for loan and lease losses and $304 million for the reserve for unfunded commitments. The ALLL ratio was 1.59%, compared to 1.54% at December 31, 2023. The increase in the ALLL ratio primarily reflects increases in reserves related to the CRE, commercial construction, and certain consumer non-real estate portfolios, as well as declines in commercial and industrial balances. The ALLL covered nonperforming loans and leases held for investment 3.4x compared to 3.5x at December 31, 2023. At December 31, 2024, the ALLL was 2.7x annualized net charge-offs, compared to 3.0x at December 31, 2023.
Truist Financial Corporation 67

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 27: Allocation of ALLL by Category
	December 31, 2024			December 31, 2023
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,284	26.4%	50.7%	$1,404	29.4%	51.6%
CRE	643	13.2	6.6	616	12.8	7.2
Commercial construction	257	5.3	2.8	174	3.6	2.1
Residential mortgage	204	4.2	18.1	298	6.2	17.8
Home equity	89	1.8	3.1	89	1.9	3.2
Indirect auto	955	19.7	7.5	942	19.6	7.3
Other consumer	994	20.5	9.6	890	18.5	9.2
Credit card	431	8.9	1.6	385	8.0	1.6
Total ALLL	4,857	100.0%	100.0%	4,798	100.0%	100.0%
RUFC	304			295
Total ACL	$5,161			$5,093

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of December 31, 2024, Truist held or serviced the first lien on 33% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 28: Other Assets as of Period End
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Tax credit and other private equity investments	$9,303	$7,898
Bank-owned life insurance	7,801	7,716
Prepaid pension assets	7,238	6,563
Accrued income	2,069	2,085
DTAs, net	1,945	3,037
Accounts receivable	1,904	997
Leased assets and related assets	1,352	1,647
Prepaid expenses	1,061	1,083
ROU assets	1,015	1,057
Derivative assets	966	951
FHLB stock	965	1,198
Other	1,513	765
Total other assets	$37,132	$34,997

68 Truist Financial Corporation

Funding Activities

Deposits are the primary source of funds for the Company’s lending and investing activities. Scheduled payments and maturities from portfolios of loans and investment securities also provide a stable source of liquidity. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as long-term debt issued through the capital markets, all provide supplemental liquidity sources. Funding activities are monitored and governed through Truist’s overall ALM process under the governance and oversight of the ALCO, which is further discussed in the “Market Risk” section in MD&A. The following section provides a brief description of the various sources of funds.

Deposits

Deposits are obtained principally from individuals and businesses within Truist’s geographic area and include noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, CDs, and IRAs. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit, and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) competitor deposit rates, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost.

The following table presents a summary of deposits:

Table 29: Deposits as of Period End
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Noninterest-bearing deposits	$107,451	$111,624
Interest checking	109,042	104,757
Money market and savings	137,307	135,923
Time deposits	36,724	43,561
Total deposits	$390,524	$395,865

Deposits totaled $390.5 billion at December 31, 2024, a decrease of $5.3 billion from December 31, 2023. Brokered deposits were $28.1 billion at December 31, 2024 compared to $31.3 billion at December 31, 2023.

Approximately 60% of deposits are insured or collateralized at December 31, 2024, compared to 62% at December 31, 2023. Truist deposit accounts are typically based on long-term relationships that include multiple products and services. The amount of deposits above the FDIC’s limit of $250,000 was $179.1 billion and $175.1 billion as of December 31, 2024 and 2023, respectively, calculated using the same methodology as the Call Report for Truist Bank.

The following table summarizes the maturities of time deposit accounts above $250,000:

Table 30: Scheduled Maturities of Time Deposits $250,000 and Greater
December 31, 2024 (Dollars in millions)
Three months or less	$4,621
Over three through six months	3,122
Over six through twelve months	2,182
Over twelve months	116
Total	$10,041

Truist Financial Corporation 69

The following table presents average deposits:

Table 31: Average Deposits
	Three Months Ended
(Dollars in millions)	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023
Noninterest-bearing deposits	$107,968	$106,080	$107,634	$108,888	$114,555
Interest checking	107,075	103,899	103,894	103,537	101,722
Money market and savings	138,242	136,639	135,264	134,696	137,464
Time deposits	36,757	37,726	41,250	41,937	41,592
Total average deposits	$390,042	$384,344	$388,042	$389,058	$395,333

Average deposits for the fourth quarter of 2024 were $390.0 billion, an increase of $5.7 billion, or 1.5%, compared to the prior quarter.

Average noninterest-bearing deposits increased 1.8% compared to the prior quarter and represented 27.7% of total deposits for the fourth quarter of 2024 compared to 27.6% for the third quarter of 2024. Average interest checking increased 3.1%. Average money market and savings accounts increased 1.2%. Average time deposits decreased 2.6%.

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

Table 32: Short-Term Borrowings
	As Of / For The Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end during the year	$9,675	$4,120	$6,033
Balance outstanding at end of year	9,675	2,427	2,128
Average outstanding during the year	2,947	2,472	2,670
Average interest rate during the year	5.13%	5.18%	1.33%
Average interest rate at end of year	4.42	5.39	4.36
Federal funds purchased and short-term borrowed funds:
Maximum outstanding at any month-end during the year	$28,218	$26,453	$22,324
Balance outstanding at end of year	19,530	22,401	19,340
Average outstanding during the year	21,552	22,007	10,135
Average interest rate during the year	5.39%	5.26%	2.79%
Average interest rate at end of year	4.04	5.15	4.38

At December 31, 2024, short-term borrowings totaled $29.2 billion, an increase of $4.4 billion compared to December 31, 2023. Average short-term borrowings were $24.5 billion for the years ended December 31, 2024 and 2023, representing 5.5% and 5.2% of total funding, respectively.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $35.0 billion at December 31, 2024, a decrease of $4.0 billion compared to December 31, 2023. During the year ended December 31, 2024, the Company had:

•Net redemptions of $1.8 billion of floating rate FHLB advances.
•Maturities and redemptions of $6.9 billion of senior notes.
•Issuances of $4.5 billion of fixed-to-floating rate senior notes with interest rates between 5.15% and 5.71% due from January 24, 2030 to January 24, 2035.

70 Truist Financial Corporation

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 33: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2024	Dec 31, 2023
Common equity per common share	$43.90	$39.31
Non-GAAP capital measure:(1)
Tangible common equity per common share	$30.01	$21.83
Calculation of tangible common equity:(1)
Total shareholders’ equity	$63,679	$59,253
Less:
Preferred stock	5,907	6,673
Noncontrolling interests	—	152
Goodwill and intangible assets, net of deferred taxes	18,274	23,306
Tangible common equity	$39,498	$29,122

Common shares outstanding at end of period	1,315,936	1,333,743
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Total shareholders’ equity was $63.7 billion at December 31, 2024, an increase of $4.4 billion from December 31, 2023. This increase includes $4.8 billion in net income and $4.3 billion in OCI, partially offset by $3.1 billion in common and preferred dividends,$1.0 billion in common share repurchases, and $750 million for the redemption of series L preferred stock. For 2024, the dividend payout ratio was 62% and the total payout ratio was 85%.Truist’s book value per common share at December 31, 2024 was $43.90, compared to $39.31 at December 31, 2023. Truist’s TBVPS of $30.01 at December 31, 2024, increased 37% compared to December 31, 2023.
Truist Financial Corporation 71

Risk Management

Truist seeks to maintain a comprehensive risk management framework supported by people, processes, and systems to identify, measure, monitor, manage, and report significant risks arising from its exposures and business activities. A key objective of the Company’s risk management framework is to promote the execution of strategic goals and objectives in alignment with its risk appetite.

Truist has developed a risk management taxonomy to provide for the identification and classification of risk elements at Truist. The objective of the risk management taxonomy is to define enterprise-wide categorization for elements used in risk management activities, establish consistently applied language, and enable data analysis, aggregation, and reporting.

Truist is committed to fostering a culture that supports the identification and escalation of risks across the organization. All teammates are responsible for upholding the Company’s purpose, mission, and values, and are encouraged to speak up if there is any activity or behavior that is inconsistent with the Company’s culture. The Truist code of ethics guides the Company’s decision making and informs teammates on how to act in the absence of specific guidance.

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

Truist’s risk appetite is defined as the level of risk exposure Truist is willing to assume to realize its purpose, mission, and values, as well as achieve its strategic objectives, deliver shareholder returns, and maintain the safety and soundness of Truist. Truist’s RMO provides independent oversight and guidance for risk-taking across the enterprise. In keeping with the belief that consistent values drive long-term behaviors, Truist’s RMO has established four key behaviors all teammates are expected to practice daily – regardless of role:

•Awareness: demonstrate an appropriate understanding of enterprise and business unit risks and the controls required to mitigate them. Complete required risk and compliance training within deadlines. Comply with risk related applicable Truist policies.
•Identification: proactively recognize business concerns, issues, risks, or emerging risks as they arise in day-to-day activities.
•Escalation: speak up, report, and elevate concerns, issues, and risks as soon as possible to appropriate parties.
•Mitigation: consistently execute risk related applicable procedures and processes as designed for day-to-day activities. Maintain and execute effective controls to manage risk within risk appetite. As applicable, complete successful and timely remediation of assigned issues.

The BRC assists the Board in its oversight of the Company’s risk management function. The BRC is responsible for approving and periodically reviewing the Company’s risk management framework and risk management policies as well as monitoring the Company’s risk profile, approving risk appetite statements, and providing input to management regarding Truist’s risk appetite and risk profile.

The RMO is led by the CRO and is responsible for overseeing the identification, measurement, monitoring, management, and reporting of risk. The CRO has direct access to the Board to communicate any risk issues (current or emerging) as well as the performance of the risk management activities throughout the enterprise.

The risk management framework is supported by a three-lines-of-defense structure with unique roles and responsibilities for executing risk management activities, maintaining independent oversight, and providing independent assurance. The 1st line of defense (1LOD) includes the business units which originate and own the risk and GCO, which is described below. The 2nd line of defense (2LOD) is the independent risk management function provided by the RMO. The 3rd line of defense (3LOD) is the independent assurance function provided by Truist Audit Services.

The GCO standardizes first-line risk execution and ownership across the Company in partnership with the business units and enterprise functions. As part of the first-line of defense, the GCO provides risk advice and oversight, issues management, testing, reporting, and business continuity expertise to first-line execution efforts. The GCO coordinates closely with the RMO in executing these responsibilities.

72 Truist Financial Corporation

Truist’s Committee and Risk Reporting Governance Program is designed to provide comprehensive Board and management risk oversight, maintaining a committee governance structure that supports alignment and execution of the risk management framework. The committee structure provides a mechanism to allow for efficient aggregation and escalation of risk information from the business units up to management and ultimately the Board. Truist’s committee structure is broken down into three levels of committees:

•Level I committees: Board committees established by the Board to assist in its oversight of the Company. Level I committees are subject to governance directly by the Board, the respective Board committee charters, the bylaws of Truist, and the Truist corporate governance guidelines.
•Level II committees: appointed by a Level I committee with a direct reporting relationship and with the annual review and approval of its charter by the appointing Level I committee.
•Level III committees: appointed by a Level I, II, or III committee with a direct reporting relationship with, and the annual review and approval of its charter by, the appointing “parent” Level I, II, or III committee.

This committee structure includes management committees that are responsible for providing independent risk oversight of each of Truist’s primary risk types and comprehensive coverage of Truist’s strategy, risk-taking and execution activities. Examples of such committees include the ERC and Management Compensation Oversight Committee.

The ERC serves as the enterprise-wide risk governance body authorized by the BRC with responsibility for broad strategic oversight of all risk types and establishing an integrated view of risks across Truist at the enterprise level. The ERC is responsible for maintaining a risk management framework and monitoring its adoption and execution across the enterprise. The ERC is chaired by the CRO and its membership includes the CEO, CFO, Chief Audit Officer, and other designated members of Truist management.

Principal types of inherent risk include market, credit, liquidity, technology, compliance, strategic, reputational, and operational risks. The following is a discussion of these risks.

Market Risk

Market risk is the risk to current or anticipated earnings, capital, or economic value arising from changes in interest rates, spreads, or prices of financial instruments, and the corresponding impact on the composition of the balance sheet or trading and fair value positions. Market risk results from changes in the level, volatility, or correlations among financial market risk factors or prices, including interest rates, credit spreads, foreign exchange rates, equity, and commodity prices.

Truist’s most significant market risk exposure is to interest rate risk in its balance sheet; however, market risk also results from underlying product liquidity risk, price risk, and volatility risk of instruments held in Truist’s business units. Interest rate risk results from: differences between the timing of rate changes and the timing of cash flows associated with assets and liabilities (re-pricing risk); changing rate relationships among different yield curves affecting bank activities (basis risk); changing rate relationships across the spectrum of maturities (yield curve risk); and interest-related options inherently embedded in bank products (options risk).

The primary objectives of market risk management are to minimize adverse effects from changes in market risk factors on net interest income, net income, and capital, and to offset the risk of price changes for certain assets and liabilities recorded at fair value. At Truist, market risk management also includes the enterprise-wide IPV function.

Interest Rate Market Risk

As a financial institution, Truist is exposed to interest rate risk from assets, liabilities, and off-balance sheet positions. Truist primarily monitors this risk through two measurement types, (i) NII at risk and (ii) economic value of equity. Truist manages this risk with securities, derivatives, and broader asset liability management activities. Truist uses derivatives to hedge interest income variability of floating rate loans and to hedge valuation changes of long-term debt and investment securities.

IRR measurement is reported monthly through the ALCO. Monthly IRR reporting includes exposure and historical trends relative to risk limit scenarios, impacts to a wide range of rate scenarios, and sensitivity tests of key assumptions. IRR reporting is provided to the BRC quarterly.

Truist Financial Corporation 73

IRR measurement is influenced by data, assumptions, and models. Due to their high sensitivity to market rates, mortgage (loan and security) prepayments leverage an industry model that results in varying prepayment speeds across rate scenarios. Prepayments for non-mortgage loans leverage a mix of dynamic models (varying results based on market rates) and static prepayment assumptions based on historical experience. Prior to December 2024, interest-bearing-deposit rate paid was projected to move at a constant ratio (deposit beta) of market rates, primarily the Federal Funds Rate, aligned to historical through the cycle experience, and deposit balances in alternate scenarios were aligned to the Truist baseline scenario. In December 2024, we enhanced our deposit methodology to more dynamically incorporate client deposit balance levels, the mix across product types, and deposit rate paid across alternate rate scenarios based on modeled changes in customer and bank behavior.

NII at risk measures the change in NII under alternate interest rate scenarios relative to Truist’s baseline scenario, which incorporates Truist’s current balance sheet and off-balance sheet hedges as well as expectations for new business over the forecast horizon. Truist’s baseline scenario relies on assumptions including expectations of the economy and interest rates – which are influenced by market conditions, new business volume, pricing, and customer behavior. In measuring NII at risk, Truist assumes that changes in key factors, such as prepayments and deposit pricing (betas), largely move in line with those it has experienced in prior rate cycles. However, future behavior of key factors may vary from Truist’s assumptions. NII at risk measurement assumes, when applicable, that U.S. interest rates floor at zero and Truist does not take any balance sheet or hedging actions in response to the rate scenarios.

Truist evaluates a wide range of alternate scenarios including instantaneous and gradual as well as parallel and non-parallel changes in interest rates. The table below presents the estimated change to NII over the following 12 months for select parallel alternate scenarios, expressed as a percentage change relative to baseline NII.

The change in simulation analysis results from December 31, 2023 to December 31, 2024 in the table below was primarily due to the aforementioned enhanced deposit methodology. The use of dynamic deposit balance models results in rotation to higher cost funding products (e.g., CDs) when market rates increase and to lower cost funding products (e.g., non-maturity deposits) when market rates decrease. The use of dynamic rate paid models results in varying deposit betas based on the timing and conditions within market rate cycles but generally result in lower betas in the simulation analysis results than the prior methodology due to beta lag effects relative to changes in market rates. These updates were made to better reflect expected deposit behavior and Truist’s NII rate sensitivity to changes in market rates. Together, the incorporation of dynamic deposit balances and dynamic rate paid resulted in adding NII in up rate scenarios and reducing NII in down rate scenarios.

Table 34: Interest Sensitivity Simulation Analysis
	Dec 31, 2024	Dec 31, 2023
Up 200bps gradual change in interest rates	1.1%	(1.5)%
Up 50bps instantaneous change in interest rates	0.6	(0.4)
Down 50bps instantaneous change in interest rates	(0.8)	(0.1)
Down 200bps gradual change in interest rates	(2.1)	(0.3)

Truist performs and monitors sensitivity tests of key assumptions used in NII risk including:

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
74 Truist Financial Corporation

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

Securitizations

As of December 31, 2024, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $100 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of December 31, 2024.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the year ended December 31, 2024 and 2023.
Truist Financial Corporation 75

Table 35: VaR-based Measures
	Year Ended December 31,
	2024		2023
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$28	$12	$30	$14
Average	21	7	17	7
Minimum	12	4	10	4
Period-end	16	6	23	11
VaR by Risk Class:
Interest Rate Risk		6		5
Credit Spread Risk		6		2
Equity Price Risk		6		5
Foreign Exchange Risk		1		1
Portfolio Diversification		(12)		(2)
Period-end		6		11

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

Table 36: Stressed VaR-based Measures - 10 Day Holding Period
	Year Ended December 31,
(Dollars in millions)	2024	2023
Maximum	$234	$164
Average	145	76
Minimum	69	25
Period-end	105	79

Compared to the same period of the prior year, Stressed VaR measures were higher, primarily due to higher market making inventory.

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended December 31, 2024. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are thoroughly reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
76 Truist Financial Corporation

Model Risk Oversight

MRO is responsible for the independent model validation of all decision models, including trading market risk models. As part of ongoing monitoring efforts, the performance of all trading risk models is reviewed regularly to evaluate model performance with emerging developments in financial markets, assess evolving modeling approaches, and identify potential model enhancement.

Stress Testing

The Company uses a range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VaR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large, unexpected losses. Stress tests include simulations for risk factor sensitivities, historical repeats, and hypothetical scenarios with varying liquidity horizons of key risk factors. All trading positions within each applicable market risk category (i.e., interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in the Company’s stress testing framework. Management reviews stress testing scenarios and makes updates on an ongoing basis. Management also utilizes stress analyses to support the Company’s capital adequacy assessment standards. See the “Capital” section of MD&A for additional discussion of capital adequacy.

Credit Risk

Credit risk is the risk to current or anticipated earnings or capital arising when a borrower, obligor, issuer, or counterparty does not meet its financial obligations to us. Credit risk is primarily incurred through lending activities in the Company’s WB and CSBB operating segments. A number of products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets, and investment securities. Changes in credit quality can have a significant impact on the Company’s earnings and capital position.

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

Truist Financial Corporation 77

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
•Value of any underlying collateral - loans are generally secured by the asset being financed. Because an analysis of the primary and secondary sources of repayment is the most important factor, collateral, unless it is liquid, does not justify loans that cannot be serviced by the borrower’s primary and secondary cash flows.
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

Liquidity Risk

Liquidity risk is the risk that Truist will be unable, or that market participants may perceive Truist to be unable, to fund increases in its assets and meet its financial obligations at a reasonable cost and in a timely manner. Refer to the “Liquidity” section in MD&A for additional discussion.

Technology Risk

Technology risk is the risk associated with the disruption or failure of technology that negatively impacts business operations. Truist has defined and adopted a technology risk framework that provides the foundation for its technology risk strategy, program, and oversight and defines key objectives, operating model components, risk domains, and capabilities to manage this risk.

Refer to Item 1C, “Cybersecurity” for a discussion regarding Truist’s cybersecurity risk management, strategy, and governance.

Data Analytics, AI, and Generative AI Risks

Data risk is the risk to current or projected financial condition, operations, strategic objectives, and regulatory compliance arising from inadequate data accuracy, completeness, consistency, timeliness, relevance, integrity, and validity (i.e., data fidelity). Inadequate data fidelity can negatively impact regulatory and management reporting, public disclosures, and business decisions.

Truist recognizes the importance of maintaining accurate and reliable data and maintains a formal data risk management program that is designed to mitigate risks related to data fidelity. Through active data risk monitoring and accuracy testing, Truist seeks to provide reasonable assurance over data-related processes, risks, and controls, as well as the quality and retention of key data used for operational, strategic, regulatory, and compliance purposes. Management and the Board provide oversight of the data risk management program and receive regular updates from the RMO.

Truist’s AI program is foundationally based on the National Institute of Standards and Technology AI Risk Management Framework Core, which provides outcomes and actions that enable dialogue, understanding, and activities to manage AI risks and develop trustworthy AI systems.

78 Truist Financial Corporation

Compliance Risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules or other regulatory requirements (for example, the risk of consumer or wholesale clients experiencing economic loss or other legal harm as a result of noncompliance with relevant laws, requirements or regulations, such as the BSA and its related laws and regulations); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Truist’s activities and functions.

Strategic Risk

Strategic risk is the risk to earnings, capital, franchise value, stakeholder confidence, and human capital arising from ineffective strategy, inability to adapt to changes in operating environment, adverse business decisions, or improper execution of strategic initiatives.

Reputational Risk

Reputational risk is the risk to current or future earnings, capital and resilience arising from negative publicity or stakeholder opinion, whether real or perceived, regarding Truist’s business practices, products, services, transactions, or other activities undertaken by Truist, its representatives, or its partners that may adversely impair Truist’s brand and public confidence, relationship with clients, teammates, stakeholders, or communities. The Company monitors, identifies, and internally escalates potential reputational risk events and endeavors to mitigate such reputational risks in a timely manner. Truist seeks to provide transparent and accurate communication, both internally and externally, to respond to key stakeholders on issues or events that could give rise to potential reputational risk. Truist utilizes an established risk taxonomy that is used to help identify, measure, and monitor reputational risk that enables clear transparently communication to stakeholders on the level of potential risk faced by the Company which in turn allows for effective management of risk to acceptable levels.

Truist is committed to operating in a manner that reflects the Company’s stated purpose, mission, and values and seeks to protect its reputation, public confidence, and resilience by identifying and evaluating associated risks that conflict with the expectations of the Company’s internal and external stakeholders, including clients, teammates, investors, regulators, and communities.

Operational Risk

Operational risk is the risk of loss associated with inadequate or failed internal processes, people, systems, or from external events. It includes legal risk, which is the risk of loss arising from defective transactions, litigation or claims made, or the failure to adequately protect company-owned assets. An operational loss occurs when an event results in a loss or reserve originating from operational risk.

Model Risk

Model risk is the risk to current or anticipated earnings or capital from decisions based on incorrect or misused model outputs. Truist uses models for many purposes, including the valuation of financial positions, estimation of credit losses, and the measurement of risk. Valuation models are used to value certain financial instruments for which quoted prices may not be readily available. Valuation models are also used as inputs for VaR, the estimation of VaR itself, regulatory capital, stress testing, and the ACL. Models are owned by the applicable business units, which are responsible for the development, implementation, and use of their models. Oversight of these functions is performed by the MRO, which is a component of the RMO. Once models have been approved by MRO, model owners are responsible for the maintenance of an appropriate operating environment and must monitor and evaluate the performance of the models on a recurring basis. Models are updated in response to changes in portfolio composition, industry and economic conditions, technological capabilities, and other developments.

MRO seeks to manage model risk through a suite of model governance and model validation activities. The risk of each model is assessed and classified into various risk tiers. Additionally, MRO maintains an enterprise-wide model inventory containing relevant model information. Regarding model validation, MRO utilizes internal validation analysts and managers with skill sets in predictive modeling to perform detailed reviews of model development, implementation, and conceptual soundness. On certain occasions, the MRO will also engage external parties to assist with validation efforts. Once in a production environment, MRO assesses a model’s performance on a periodic basis through ongoing monitoring reviews. MRO tracks issues that have been identified during model validation or through ongoing monitoring and engages with model owners to drive timely remediation. MRO gauges model risk utilizing a collection of key risk indicators, which are periodically reported to relevant committees, including the Model Risk Management Committee and the ERC. MRO will also present model risk topics to the BRC as necessary.

Truist Financial Corporation 79

Liquidity

Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable costs. In addition to the level of liquid assets, such as cash, cash equivalents, and highly liquid unencumbered securities, other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity, growing core deposits, loan repayment, and the ability to securitize or package loans for sale.

Truist has a liquidity risk management process designed to identify, measure, and monitor key liquidity risks to assess whether Truist is operating within its liquidity risk appetite. The liquidity risk appetite is outlined using a qualitative statement and more granular detailed risk appetite statements aligned to Truist’s risk taxonomy; risk statements form the basis for aligning risk appetite with risk management goals and strategy. Using the risk appetite statements, key risk indicators are developed that represent quantitative metrics which measure current risk exposure relative to Truist’s risk appetite, which help the Board and management monitor liquidity risk taking activity. Truist’s key risk indicators are designed to support the following objectives:

•maintain (i) a diversified, but customer deposit centric, funding base, (ii) a level of liquid, readily monetized assets sufficient to satisfy business as usual and stressed cash flow needs across multiple liquidity horizons, and (iii) an appropriate level of contingent funding to meet any unexpected needs;
•limit concentration risk from individual, correlated counterparties, and funding concentrations in tenors that may negatively impact Truist from an unforeseen idiosyncratic or market event; and
•maintain sufficient liquidity in the holding company to serve as a source of strength to its subsidiaries.

Internal Liquidity Stress Testing

Liquidity stress testing is conducted for Truist and Truist Bank using a variety of institution-specific and market-wide adverse scenarios. Each liquidity stress test scenario applies defined assumptions to execute sources and uses of liquidity over varying planning horizons. The types of expected liquidity uses during a stressed event may include deposit attrition, contractual maturities, reductions in unsecured and secured funding, increased draws on unfunded commitments, and the potential need to post additional collateral for derivatives. To mitigate liquidity outflows, Truist has identified sources of liquidity; however, access to these sources of liquidity could be affected within a stressed environment.

Truist maintains a liquidity buffer of cash on hand and highly liquid unencumbered securities that is designed to meet the projected 30-day net stressed cash-flow needs. Truist’s liquidity buffer is substantially the same in composition to what qualifies as HQLA under the LCR Rule. Truist periodically monetizes a representative sample of the liquidity buffer to assess operational readiness through available monetization channels.

Contingency Funding Plan

Truist has a contingency funding plan designed to address ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization’s liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction. On a quarterly basis, Truist conducts testing of market access for alternative sources of funds (e.g. discount window, standing repo facility, etc.) to test operational readiness. On an periodic basis, Truist conducts a table-top test of the Contingency Funding Plan to assess reliability of the plan during liquidity stress events and to simulate the operational elements of the plan such as communications, coordination, and decision-making.

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $89.6 billion and Truist’s average LCR was 109% for the three months ended December 31, 2024.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At December 31, 2024, Truist was compliant with this requirement.

80 Truist Financial Corporation

Sources of Funds

Truist funds its balance sheet through diverse sources of funding including client deposits, secured and unsecured capital markets funding, and shareholders’ equity. Truist Bank’s primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources, including FHLB advances, repurchase agreements, and the FRB discount window. Available investment securities could be pledged to create additional secured borrowing capacity. The following table presents a summary of Truist Bank’s available secured borrowing capacity and eligible cash at the FRB:

Table 37: Selected Liquidity Sources
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Unused borrowing capacity:
FRB	$72,040	$55,252
FHLB	31,411	24,712
Available investment securities (at fair value)	68,212	77,029
Available secured borrowing capacity	171,663	156,993
Eligible cash at the FRB	33,717	25,085
Total	$205,380	$182,078

At December 31, 2024, Truist Bank’s available secured borrowing capacity represented approximately 4.4 times the amount of wholesale funding maturities in one-year or less.

As of December 31, 2024, the Company had $1.7 billion in obligations to purchase goods or services that are enforceable and legally binding. Many of the purchase obligations have terms that are not fixed and determinable and are included in the total amount of obligations based upon the estimated timing and amount of payment. In addition, certain of the purchase agreements contain clauses that would allow Truist to cancel the agreement with specified notice; however, that impact is not included in determining the total amount of obligations. See “Note 9. Other Assets and Liabilities,” “Note 11. Borrowings,” and “Note 16. Commitments and Contingencies” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Parent Company

The Parent Company serves as the primary source of capital for its operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, payments on and, from time-to-time, potential repurchases or redemptions of a portion of an outstanding tranche of the long-term debt of the Parent Company (as may be permitted by the terms of each respective series), and the redemption of preferred stock. See “Note 22. Parent Company Financial Information” for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At December 31, 2024, the Parent Company held cash on hand to meet these requirements.

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

Truist Financial Corporation 81

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of December 31, 2024:

Table 38: Credit Ratings of Truist Financial Corporation and Truist Bank
	Moody’s	S&P	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	Baa1	A- / A-2	A / F1	AAL / R-1M
Senior unsecured	Baa1	A-	A-	AAL
Subordinated	Baa1	BBB+	BBB+	AH
Preferred stock	Baa3(hyb)	BBB-	BBB-	AL
Truist Bank:
Issuer	A3	A / A-1	A / F1	AA / R-1H
Senior unsecured	A3	A	A	AA
Deposits	A1/P-1	NA	A+ / F1	AA
Subordinated	(P) A3	A-	A-	AAL
Ratings outlook:
Credit trend	Stable	Stable	Stable	Stable

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

Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s objective is to maintain capital at levels that are in excess of internal capital limits, which are above the regulatory “well-capitalized” minimums. Truist also regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management has implemented internal stress capital ratio minimums that serve as limits which are measured under internally-developed stress testing scenarios to evaluate whether capital ratios calculated under hypothetical stress, and after the effect of alternative capital actions, are likely to remain above internal stressed minimums. Breaches of internal capital limits or projected breaches of internal stress capital ratio minimums under hypothetical stress result in the activation of Truist’s capital contingency plan.

Table 39: Capital Requirements
	Minimum Capital	Well-Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.3%
Tier 1 capital	6.0	6.0%	8.0	8.8
Total capital	8.0	10.0	10.0	10.8
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects a SCB requirement of 2.8% applicable to Truist as of December 31, 2024. Truist’s SCB requirement, received in the 2024 CCAR process, is effective from October 1, 2024 to September 30, 2025.

Truist completed the 2024 CCAR process and received a SCB requirement of 2.8% for the period October 1, 2024 to September 30, 2025, down 10 basis points from the SCB requirement for the period October 1, 2023 to September 30, 2024.

Payments of cash dividends and repurchases of common shares are among the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders’ equity). The active management of the subsidiaries’ equity capital is the process used to manage this important driver of Parent Company liquidity and is a key element in the management of Truist’s capital position.

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

82 Truist Financial Corporation

Truist Bank’s capital ratios are presented in the following table:

Table 40: Capital Ratios - Truist Bank
	Dec 31, 2024	Dec 31, 2023
CET1	12.6%	11.7%
Tier 1 capital	12.6	11.7
Total capital	14.3	13.3
Leverage ratio	10.1	9.2
Supplementary leverage ratio	8.5	7.9
The Parent Company’s capital ratios are presented in the following table:

Table 41: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Risk-based:
CET1	11.5%	10.1%
Tier 1 capital	12.9	11.6
Total capital	15.0	13.7
Leverage ratio	10.5	9.3
Supplementary leverage ratio	8.8	7.9
Risk-weighted assets	$418,337	$423,705

Truist’s capital level at December 31, 2024 remains strong compared to the regulatory levels for well-capitalized banks. Truist’s CET1 ratio was 11.5% as of December 31, 2024, up 140 basis points since December 31, 2023 from the sale of TIH and organic capital generation, partially offset by common dividends, share repurchases, and the impact of the CECL phase-in under U.S. banking agencies rules. The remaining CECL phase-in will be amortized in the first quarter of 2025.

Truist paid $2.8 billion in common stock dividends, or $2.08 per share, during 2024 and for 2023. Truist repurchased $1.0 billion in common stock for 2024 and had no share repurchases for 2023. In early 2025, Truist declared common dividends of $0.52 per share for the first quarter of 2025.

Capital Contingency Plan

In the event of a realized or potential capital shortfall, Truist has a capital contingency plan that is designed to facilitate improvement of the Company’s capital position through the execution of specific contingency actions which either increase capital, decrease risk-weighted assets, or both. The plan provides a framework designed to monitor for the occurrence of these events by establishing mechanisms to detect capital contraction, including market and economic stress that could adversely impact the Company’s capital position. The plan also establishes governance protocols for activation or deactivation and decision making, list capital contingency options and associated key information, and addresses the responsibilities of key departments.

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

Truist Financial Corporation 83

ACL

Truist’s ACL represents management’s best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The ACL estimation process includes both quantitatively calculated components as well as qualitative components. Quantitative models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. Certain loans or leases that do not have similar risk characteristics are individually evaluated when establishing an allowance for expected credit losses. The macroeconomic forecast data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one-year period. As a means of addressing uncertainty related to future economic conditions, the quantitative allowance components include an adjustment that reflects model outputs calculated using a range of potential future economic conditions. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or to capture the losses expected at the balance sheet date or prior to January 1, 2023 it was reasonably expected that the loan will be modified as a TDR.

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

Management considers a range of macroeconomic forecast data in connection with the allowance estimation process. Under the range of scenarios considered as of December 31, 2024, use of the Company’s pessimistic scenario would have resulted in an increase to the modeled allowance results of approximately $2.2 billion. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.

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

Fair Value of Financial Instruments

The vast majority of assets and liabilities measured at fair value on a recurring basis are based on either quoted market prices or market prices for similar instruments. Refer to “Note 18. Fair Value Disclosures” for additional disclosures regarding the fair value of financial instruments.

Securities

Truist generally utilizes a third-party pricing service in determining the fair value of its AFS investment securities, whereas trading securities are priced internally. Fair value measurements for investment securities are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads, and broker quotes. Management performs procedures to evaluate the fair values provided by the third-party service provider. These procedures, which are performed independent of the responsible business unit, include comparison of pricing information received from the third-party pricing service to other third-party pricing sources, review of additional information provided by the third-party pricing service and other third-party sources for selected securities and back-testing to compare the price realized on security sales to the daily pricing information received from the third-party pricing service. The Enterprise Valuation Committee provides oversight to Truist’s enterprise-wide IPV function, which is responsible for the comparison of pricing information received from the third-party pricing service or internally to other third-party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity or inactive markets for certain securities, the valuation of the security is subjective and may involve substantial judgment by management to reflect unobservable input assumptions.

84 Truist Financial Corporation

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

Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, observable market data. Truist’s enterprise-wide IPV function also compares market data, when available, and information received from certain third-party pricing sources, to MSR fair value estimates, approving tolerance limits determined by IPV for price comparison exceptions, and reviewing significant changes to pricing and valuation policies. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. The value of residential MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of residential MSRs generally increases due to reduced refinance activity. Truist typically hedges against market value changes in the residential MSRs. Refer to “Note 8. Loan Servicing” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of residential MSRs.

Trading Assets and Liabilities

Fair value measurements for trading securities and securities sold short are derived from observable market-based information including overall market conditions, recent trades, comparable securities, broker quotes and FINRA’s Trade Reporting and Compliance Engine data when determining the value of a position. Security prices are also validated through actual cash settlement upon the sale of a security. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models that reflect assumptions consistent with those that would be used by a market participant in estimating fair value. Refer to “Note 18. Fair Value Disclosures” for further information on the Company’s trading securities and securities sold short.

Truist elects to measure certain loans at fair value for financial reporting where fair value aligns with the underlying business purpose. Trading loans include loans held in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans and loans made or acquired in connection with the Company’s TRS business. Other trading liabilities include loans sold, but not yet purchased primarily consisting of commercial and corporate leveraged loans. Trading loans and loans sold, but not yet purchased are valued primarily using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active by a third-party pricing service. Refer to “Note 18. Fair Value Disclosures” for further information on the Company’s trading loans and other trading liabilities. Refer to “Note 16. Commitments and Contingencies,” and “Note 19. Derivative Financial Instruments,” for further discussion of the Company’s TRS business.

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

Truist Financial Corporation 85

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

Following the realignment of these business activities, the Company’s three reporting units with goodwill balances are CSBB, WB excluding Wealth, and Wealth. In conjunction with these realignments, goodwill of $1.7 billion was realigned to Wealth, residing within the WB segment, from CSBB based on the relative fair value of CSBB and Wealth, and goodwill of $220 million was realigned to CSBB from the WB reporting unit based on the relative fair value of the WB reporting unit and the realigned small business banking client segmentation. In addition, the Company completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the realignments and determined that no impairment existed. The quantitative valuation of the WB reporting unit performed in conjunction with these goodwill realignments indicated that as of January 1, 2024, the fair value of the WB reporting unit exceeded its carrying value by less than 10%, indicating at the time of the realignments that the goodwill of the WB reporting unit may be at risk of impairment.

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

The projection of net interest margin is the most significant input to the financial projections of the CSBB and WB reporting units, while noninterest income is the most significant input to the financial projections of the Wealth reporting unit. The long-term growth rate used in determining the terminal value of each reporting unit was 3% as of October 1, 2024, based on management’s assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit. The discount rates utilized for the CSBB, Wealth, and WB reporting units as of October 1, 2024 were 12.5%, 12.0%, and 10.5%, respectively.

Based on the results of the Company’s annual impairment analyses, the Company concluded that the fair values of the CSBB, WB and Wealth reporting units exceeded their respective carrying values; therefore, there was no goodwill impairment. However, for the WB reporting unit, the fair value of the reporting unit exceeded its carrying value by approximately 10%, indicating that the goodwill of the WB reporting unit may remain at risk of impairment. Circumstances that could negatively impact the fair value for the WB reporting unit in the future include a sustained decrease in Truist’s stock price, a decline in industry peer multiples, an increase in the applicable discount rate, and deterioration in the reporting unit’s forecast.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The valuation of the WB reporting unit as of October 1, 2024 indicated that if the discount rate were increased more than 100 basis points, with other cash flow assumptions unchanged, the reporting unit’s fair value would be less than its carrying value, indicating a goodwill impairment under the income approach. Ultimately, future potential changes in management’s assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, change in the underlying makeup of the reporting unit, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

86 Truist Financial Corporation

The Company monitored events and circumstances during the period from October 1, 2024 to December 31, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative valuations, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of December 31, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2024.

Prior to the January 1, 2024 realignment of certain business activities described above, the Company also performed quantitative goodwill impairment analyses for its former CB&W and C&CB reporting units as of October 1, 2023. Based on the results of the prior year impairment analyses, the Company concluded as of October 1, 2023 that the carrying values of the former CB&W and C&CB reporting units exceeded their respective fair values, which resulted in a non-cash, non-tax-deductible goodwill impairment charge of $6.1 billion for the year ended December 31, 2023. This prior year goodwill impairment charge was primarily due to the continued impact of higher interest rates and discount rates on the former CB&W and C&CB reporting units, and a sustained decline in the banking industry share prices, including Truist’s through the October 1, 2023 date of the prior year quantitative analyses.

For additional goodwill information, refer to “Note 1. Basis of Presentation” and “Note 7. Goodwill and Other Intangible Assets.”

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

Management also considered the sensitivity that changes in the expected return on plan assets and the discount rate would have on pension expense. For the Company’s qualified plans, a decrease of 50 basis points in the discount rate would result in additional pension expense of approximately $20 million for 2025, while a decrease of 50 basis points in the expected return on plan assets would result in an increase of approximately $73 million in pension expense for 2025. This estimate reflects the sensitivity of certain factors considered in calculation of pension expense but does not consider all factors that could increase or decrease estimates calculated.

Refer to “Note 15. Benefit Plans” for disclosures related to the benefit plans.
Truist Financial Corporation 87

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Truist Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Truist Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

88 Truist Financial Corporation

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

Allowance for Credit Losses for Certain Commercial, Consumer, and Credit Card Portfolios

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) represents management’s best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company’s consolidated ACL balance was $5.2 billion as of December 31, 2024, including $2.2 billion for commercial portfolios, $2.2 billion for consumer portfolios, and $0.4 billion for credit card. As disclosed by management, estimates of expected future loan and lease losses are determined by using statistical models and management’s judgment. The ACL estimation process includes both quantitatively calculated components as well as qualitative components. Quantitative models are designed to forecast probability of default, exposure at default, and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied to pools of loans with similar risk characteristics. The macroeconomic forecast data used in the quantitative models is based on forecasted variables for a reasonable and supportable period. The qualitative components of the ACL incorporate management’s judgment in determining qualitative adjustments where model outputs are inconsistent with management’s expectations with respect to expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to current economic conditions, and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 25, 2025

We have served as the Company’s auditor since 2002.
Truist Financial Corporation 89

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2024	Dec 31, 2023
Assets
Cash and due from banks	$5,793	$5,000
Interest-bearing deposits with banks	33,975	25,230
Securities borrowed or purchased under agreements to resell	2,550	2,378
Trading assets at fair value	5,100	4,332
AFS securities at fair value	67,464	67,366
HTM securities (fair value of $40,286 and $44,630, respectively)	50,640	54,107
LHFS (including $1,233 and $852 at fair value, respectively)	1,388	1,280
Loans and leases (including $13 and $15 at fair value, respectively)	306,383	312,061
ALLL	(4,857)	(4,798)
Loans and leases, net of ALLL	301,526	307,263
Premises and equipment	3,225	3,298
Goodwill	17,125	17,156
CDI and other intangible assets	1,550	1,909
Loan servicing rights at fair value	3,708	3,378
Other assets (including $1,271 and $1,311 at fair value, respectively)	37,132	34,997
Assets of discontinued operations	—	7,655
Total assets	$531,176	$535,349
Liabilities
Noninterest-bearing deposits	$107,451	$111,624
Interest-bearing deposits (including $192 and $— at fair value, respectively)	283,073	284,241
Short-term borrowings (including $1,896 and $1,625 at fair value, respectively)	29,205	24,828
Long-term debt	34,956	38,918
Other liabilities (including $2,286 and $2,597 at fair value, respectively)	12,812	12,946
Liabilities of discontinued operations	—	3,539
Total liabilities	467,497	476,096
Shareholders’ Equity
Preferred stock	5,907	6,673
Common stock, $5 par value	6,580	6,669
Additional paid-in capital	35,628	36,177
Retained earnings	23,777	22,088
AOCI, net of deferred income taxes	(8,213)	(12,506)
Noncontrolling interests	—	152
Total shareholders’ equity	63,679	59,253
Total liabilities and shareholders’ equity	$531,176	$535,349
Common shares outstanding	1,315,936	1,333,743
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	216	223
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
90 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Year Ended December 31,
	2024	2023	2022
Interest Income
Interest and fees on loans and leases	$19,230	$19,518	$13,252
Interest on securities	3,506	3,066	2,763
Interest on other earning assets	2,330	1,868	619
Total interest income	25,066	24,452	16,634
Interest Expense
Interest on deposits	7,849	6,427	1,145
Interest on long-term debt	1,813	2,215	791
Interest on other borrowings	1,313	1,286	385
Total interest expense	10,975	9,928	2,321
Net Interest Income	14,091	14,524	14,313
Provision for credit losses	1,870	2,109	777
Net Interest Income After Provision for Credit Losses	12,221	12,415	13,536
Noninterest Income
Wealth management income	1,412	1,358	1,338
Investment banking and trading income	1,203	822	995
Card and payment related fees	907	936	944
Service charges on deposits	915	873	1,028
Mortgage banking income	432	437	460
Lending related fees	366	447	375
Operating lease income	205	254	258
Securities gains (losses)	(6,651)	—	(71)
Other income	398	371	333
Total noninterest income	(813)	5,498	5,660
Noninterest Expense
Personnel expense	6,506	6,516	6,558
Professional fees and outside processing	1,337	1,192	1,322
Software expense	896	868	887
Net occupancy expense	656	658	690
Equipment expense	373	381	449
Amortization of intangibles	345	395	455
Marketing and customer development	268	260	321
Operating lease depreciation	144	175	184
Regulatory costs	344	824	183
Restructuring charges	120	320	466
Goodwill impairment	—	6,078	—
Other expense	1,020	1,011	652
Total noninterest expense	12,009	18,678	12,167
Earnings
Income (loss) before income taxes	(601)	(765)	7,029
Provision (benefit) for income taxes	(556)	738	1,250
Net income (loss) from continuing operations	(45)	(1,503)	5,779
Net income from discontinued operations	4,885	456	488
Net income (loss)	4,840	(1,047)	6,267
Noncontrolling interests from discontinued operations	22	44	7
Preferred stock dividends and other	349	361	333
Net income (loss) available to common shareholders	$4,469	$(1,452)	$5,927
Basic earnings from continuing operations	$(0.30)	$(1.40)	$4.10
Basic EPS	3.36	(1.09)	4.46
Diluted earnings from continuing operations	(0.30)	(1.40)	4.07
Diluted EPS	3.36	(1.09)	4.43
Basic weighted average shares outstanding	1,331,087	1,331,963	1,328,120
Diluted weighted average shares outstanding	1,331,087	1,331,963	1,338,462

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 91

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$4,840	$(1,047)	$6,267
OCI, net of tax:
Net change in net pension and postretirement costs	431	456	(1,449)
Net change in cash flow hedges	(561)	(222)	(69)
Net change in AFS securities	4,205	617	(10,757)
Net change in HTM securities	222	241	284
Other, net	(4)	3	(6)
Total OCI, net of tax	4,293	1,095	(11,997)
Total comprehensive income (loss)	$9,133	$48	$(5,730)
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$133	$138	$(445)
Net change in cash flow hedges	(174)	(69)	(21)
Net change in AFS securities	1,294	155	(3,277)
Net change in HTM securities	66	65	83
Other, net	1	—	—
Total income taxes related to OCI	$1,320	$289	$(3,660)

The accompanying notes are an integral part of these consolidated financial statements.
92 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2022	1,327,818	$6,673	$6,639	$34,565	$22,998	$(1,604)	$—	$69,271
Net income	—	—	—	—	6,260	—	7	6,267
OCI	—	—	—	—	—	(11,997)	—	(11,997)
Issued in connection with equity awards, net	4,119	—	21	(115)	(5)	—	—	(99)
Repurchase of common stock	(5,108)	—	(26)	(224)	—	—	—	(250)
Cash dividends declared on common stock	—	—	—	—	(2,656)	—	—	(2,656)
Cash dividends declared on preferred stock	—	—	—	—	(333)	—	—	(333)
Equity-based compensation expense	—	—	—	318	—	—	—	318
Other, net	—	—	—	—	—	—	16	16
Balance, December 31, 2022	1,326,829	6,673	6,634	34,544	26,264	(13,601)	23	60,537
Net income (loss)	—	—	—	—	(1,091)	—	44	(1,047)
OCI	—	—	—	—	—	1,095	—	1,095
Received in connection with TIH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	6,914	—	35	(4)	(9)	—	—	22
Cash dividends declared on common stock	—	—	—	—	(2,770)	—	—	(2,770)
Cash dividends declared on preferred stock	—	—	—	—	(361)	—	—	(361)
Equity-based compensation expense	—	—	—	320	—	—	—	320
Other, net	—	—	—	—	55	—	(11)	44
Balance, December 31, 2023	1,333,743	6,673	6,669	36,177	22,088	(12,506)	152	59,253
Net income	—	—	—	—	4,818	—	22	4,840
OCI	—	—	—	—	—	4,293	—	4,293
Issued in connection with equity awards, net	5,590	—	28	(27)	(10)	—	—	(9)
Repurchase of common stock, including excise tax	(23,397)	—	(117)	(891)	—	—	—	(1,008)
Redemption of preferred stock	—	(766)	—	—	16	—	—	(750)
Cash dividends declared on common stock	—	—	—	—	(2,770)	—	—	(2,770)
Cash dividends declared on preferred stock	—	—	—	—	(365)	—	—	(365)
Equity-based compensation expense	—	—	—	292	—	—	—	292
Sale of remaining stake in TIH	—	—	—	—	—	—	(190)	(190)
Other, net	—	—	—	77	—	—	16	93
Balance, December 31, 2024	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$—	$63,679

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 93

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$4,840	$(1,047)	$6,267
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,870	2,109	777
Depreciation	613	688	783
Amortization of intangibles	366	527	583
Goodwill impairment	—	6,078	—
Securities (gains) losses	6,651	—	71
Gain on sale of TIH, net of tax	(4,841)	—	—
Net change in operating assets and liabilities:
LHFS	(381)	213	2,479
Loan servicing rights	(104)	(28)	(813)
Pension asset	(675)	(2,024)	1,399
Derivative assets and liabilities	(587)	409	3,836
Trading assets	(768)	573	(482)
Investments in affordable housing projects and other qualified tax credits	(1,028)	(884)	(532)
Other assets and other liabilities	(4,611)	2,012	(902)
Other, net	819	5	(2,385)
Net cash from operating activities	2,164	8,631	11,081
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	27,643	21	3,314
Proceeds from maturities, calls and paydowns of AFS securities	14,907	10,009	12,299
Purchases of AFS securities	(44,741)	(4,230)	(9,357)
Proceeds from maturities, calls and paydowns of HTM securities	3,774	3,934	5,140
Purchases of HTM securities	—	—	(3,020)
Originations of loans and leases, net of principal collected	4,787	7,300	(32,267)
Purchases of loans and leases	(1,317)	(301)	(1,173)
Sales of loans and leases	708	5,203	600
Net cash received (paid) for FHLB stock	233	81	(1,231)
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(172)	803	847
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	12,174	(17)	(4,673)
Other, net	602	55	(451)
Net cash from investing activities	18,598	22,858	(29,972)
Cash Flows From Financing Activities:
Net change in deposits	(6,883)	(17,630)	(2,986)
Net change in short-term borrowings	4,359	1,397	18,060
Proceeds from issuance of long-term debt	22,799	50,943	15,777
Repayment of long-term debt	(26,797)	(55,018)	(7,297)
Repurchase of common stock	(1,000)	—	(250)
Redemption of preferred stock	(750)	—	—
Cash dividends paid on common stock	(2,770)	(2,770)	(2,656)
Cash dividends paid on preferred stock	(365)	(361)	(333)
Net cash received (paid) for hedge unwinds	(207)	(737)	(185)
Net cash from TIH minority stake sale	—	1,922	—
Other, net	(24)	(12)	(113)
Net cash from financing activities	(11,638)	(22,266)	20,017
Net Change in Cash and Cash Equivalents	9,124	9,223	1,126
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	30,644	21,421	20,295
Cash and Cash Equivalents of Continuing and Discontinued Operations, December 31	$39,768	$30,644	$21,421
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$11,340	$9,138	$2,007
Income taxes	830	780	479
Noncash investing activities:
Transfer of loans HFI to LHFS	600	5,219	549
Transfer of AFS securities to HTM	—	—	59,436
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
94 Truist Financial Corporation

NOTE 1. Basis of Presentation

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. Headquartered in Charlotte, North Carolina, Truist has leading market share in many of the high-growth markets in the U.S. and offers a wide range of products and services through wholesale and consumer businesses, including consumer and small business banking, commercial and corporate banking, investment banking and capital markets, wealth management, payments, and specialized lending businesses.

Truist Bank, the largest subsidiary of Truist Financial Corporation, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank is one of the 10 largest commercial banks in the U.S. and provides banking and trust services for clients through 1,928 offices as of December 31, 2024 and its digital platform.

Truist’s segments were realigned in 2024 with the Company operating and measuring business activity across two business segments: Consumer and Small Business Banking and Wholesale Banking. TIH was the principal legal entity of the IH segment. During 2024, the Company entered into an agreement and completed the sale of TIH. As the operations of TIH are now included in discontinued operations, the Company no longer presents the IH segment as one of its reportable segments. For additional information on the Company’s business segments and their realignment, see “Note 2. Discontinued Operations” and “Note 21. Operating Segments.”

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
Truist Financial Corporation 95

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

Certain activity of TIH impacting the Company’s footnote disclosures has been removed or revised. The footnote disclosures included herein are presented on a continuing operations basis, unless otherwise noted.

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

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. Further, TIH was the principal legal entity of the IH segment. As the operations of TIH were included in discontinued operations prior to the sale of TIH, the Company no longer presents the IH segment as one of its reportable segments. The segment disclosures have been revised to reflect the new structure. Refer to “Note 21. Operating Segments” for additional information.

Effective October 1, 2024, the Company’s corporate expense allocation methodology was enhanced to allocate certain overhead or functional expenses based on actual OT&C noninterest expense performance. Prior period results have been revised for the CSBB, WB, and OT&C segments to conform to the current allocation methodology. As a result of the methodology change, CSBB noninterest expense increased $267 million and $639 million for the years ended December 31, 2023 and 2022, respectively, with an off-setting decrease in OT&C noninterest expense. For the same reason, WB noninterest expense increased $325 million and $101 million for the years ended December 31, 2023 and 2022, respectively, with an off-setting decrease in OT&C noninterest expense.

Effective December 31, 2024, the Company reclassified its presentation in the consolidated statements of cash flows to separate loan and lease portfolio purchases and sales from other loan and lease activity within investing activities for all periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, trading assets and liabilities, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations.

Business Combinations

Truist accounts for business combinations using the acquisition method. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is recorded as goodwill.
96 Truist Financial Corporation

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks that have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Restricted cash was immaterial at December 31, 2024 and 2023.

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

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. Credit related losses are measured on an individual basis and recognized in an ACL. Changes in expected credit losses are recognized in the Provision for credit losses in the Consolidated Statements of Income. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by rating agencies, and have a long history of no credit losses. When applicable, Truist utilizes cash flow modeling for the evaluation of potential credit impairment on non-agency securities in an unrealized loss position. Cash flow modeling incorporates a variety of factors that impact the long-term expectation of collateral performance. Impairment is attributable to factors other than credit when there continues to be an expectation of the collection of all contractual principal and interest.

Related to any unrealized losses reported in AOCI, Truist considers any intent to sell and whether it was more-likely-than-not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis as of the reporting date.

Truist Financial Corporation 97

Equity Securities

Equity securities that are not classified as trading assets or liabilities are recorded in Other assets on the Company’s Consolidated Balance Sheets. Equity securities with readily determinable fair values are considered marketable and measured at fair value, with changes in the fair value recognized in Other noninterest income in the Company’s Consolidated Statements of Income. Marketable equity securities include mutual fund investments and other publicly traded equity securities. Dividends received from marketable equity securities and FHLB stock are recognized in Interest income in the Consolidated Statements of Income. Equity securities that are not accounted for under the equity method and that do not have readily determinable fair values are considered non-marketable and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments to the carrying value of these non-marketable equity securities are recognized in Other noninterest income in the Company’s Consolidated Statements of Income. Non-marketable equity securities include FHLB stock and other equity investments. For additional information on the Company’s equity securities, see “Note 18. Fair Value Disclosures.”

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

First lien residential mortgage LHFS are transferred in conjunction with GNMA and GSE securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash with servicing rights retained. Net gains/losses on the sale of residential mortgage LHFS are recorded at inception of the associated interest rate lock commitments and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into interest rate lock commitments with borrowers until the loans are sold, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk. Commercial mortgage LHFS are sold to FNMA and FHLMC. The Company also issues and sells GNMA commercial MBS backed by FHA insured loans. The loans and securities are exchanged for cash with servicing rights retained. Gains and losses on sales of residential and commercial mortgages are included in Mortgage banking income and gains/losses on sales of other consumer loans are included in Other income.

In certain circumstances, the Company may transfer certain loans from HFI to LHFS. At the time of transfer, the loans are recorded at LOCOM and charge-offs are recorded at the transfer date, as necessary. Subsequent to the initial transfer to LHFS, these assets are revalued at each subsequent reporting date, and any resulting adjustments are reported as changes to a valuation allowance, which is recorded in Noninterest income in the Consolidated Statements of Income. For additional information on the Company’s LHFS, see “Note 18. Fair Value Disclosures.”

Specifically identified LHFS, where management has committed to a formal plan of sale and the loans are available for immediate sale, are recorded at LOCOM. Origination fees and costs for such loans are capitalized in the basis of the loan and are included in the calculation of realized gains/losses upon sale. Adjustments to reflect unrealized losses resulting from changes in fair value and realized gains/losses upon ultimate sale of the loans are classified as Noninterest income in the Consolidated Statements of Income. The fair value of these loans is estimated using observable market prices when available, but may also incorporate consideration of other unobservable inputs such as indicative bids, broker price opinions, or other information derived from internal or external data sources.

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or purchased and, if purchased, whether or not the loans reflect credit deterioration since the date of origination such that, at the date of acquisition, there is more than an insignificant deterioration in credit.

Unearned income, discounts, and net deferred loan fees and costs include direct costs associated with loan origination as well as premiums and discounts from origination or purchase, which are deferred and amortized over the respective loan terms.

98 Truist Financial Corporation

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs. Interest and fees on loans and leases includes certain loan fees and deferred direct costs associated with the lending process recognized over the contractual lives of the loans using the effective interest method for amortizing loans or straight-line method for loans with interest-only repayment terms or revolving privileges.

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. Purchased loans are evaluated upon acquisition and classified as either PCD, which indicates that the loan reflects more-than-insignificant deterioration in credit quality since origination, or non-PCD. Truist considers a variety of factors in connection with the identification of more-than-insignificant deterioration in credit quality including risk grades, delinquency, nonperforming status, previous reportable loan modifications, bankruptcies, and other qualitative factors that indicate deterioration in credit quality since origination.

Fair values for purchased loans in a business combination are based on a discounted cash flow methodology that considers credit loss expectations, market interest rates, and other market factors such as liquidity from the perspective of a market participant. Other acquired loans are recorded at the purchase price with premiums or discounts amortized over the contractual life of the loan. Loans are grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit loss estimates, which are embedded into the estimated cash flows. These assumptions are informed by comparable internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate are determined by discounting interest and principal cash flows through the expected life of the underlying loans. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

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

Truist Financial Corporation 99

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
•Interest rate adjustments: represent a reduction in the contractual interest rate on the obligation.
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
•Consumer and credit card: loan modifications to consumer and credit card borrowers are generally limited to borrowers that are experiencing financial difficulty. As a result, the Company evaluates all modifications of consumer and credit card loans and includes them in the disclosure to the extent that they are considered other-than-insignificant.

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

The decision to maintain commercial TDRs on performing status was based on a current, well documented credit evaluation of the borrowers’ financial condition and prospects for repayment under the modified terms. This evaluation included consideration of the borrower’s capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of cash flow available to pay debt obligations, and an evaluation of secondary sources of payment from the borrower and any guarantors. It also included an evaluation of the borrower’s willingness to pay, which could include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation could also include review of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and other consumer loans included an evaluation of the client’s debt-to-income ratio, credit report, property value and certain other client-specific factors that impact the clients’ ability to make timely principal and interest payments on the loan.

100 Truist Financial Corporation

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
(2)The timing of nonperforming and charge-off evaluations are accelerated in circumstances where the borrower has filed for bankruptcy.
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

Assets acquired as a result of foreclosure are initially recorded at fair value, less estimated cost to sell, and subsequently carried at LOCOM. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist’s policies require that valuations be updated at least annually and that, upon foreclosure, the valuation must not be more than 12 months old; otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition of these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. For additional information on the Company’s loan and lease activities, see “Note 5. Loans and ACL.”

Truist Financial Corporation 101

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

Portfolio segments represent the level at which Truist develops and documents a systematic methodology to determine its ACL. Truist’s loan and lease portfolio consists of three portfolio segments: commercial, consumer, and credit card. The expected credit loss models are generally developed one level below the portfolio segment level. In certain instances, loans and leases are further disaggregated by similar risk characteristics, such as business sector, client type, funding type, and type of collateral. Larger loans and leases that do not share similar risk characteristics or that are considered collateral-dependent, are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the underlying collateral or, in certain circumstances, the present value of expected cash flows discounted at the loan’s effective interest rate as described further below.

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

The qualitative components of the ALLL estimation process incorporate management judgement in determining qualitative adjustments for circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to the current economic conditions and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

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

102 Truist Financial Corporation

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

Loans are generally pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as business sector, project and property type, line of business, collateral, loan type, obligor exposure, and risk grade or score. Commercial loss forecasting systems of models use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. Common macroeconomic drivers for the commercial portfolios include unemployment trends, U.S. real GDP, corporate credit spreads, and property values.

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

Consumer and Credit Card

The ALLL related to the consumer and credit card lending portfolios is generally calculated on a collective basis. Loans are pooled one level below the portfolio segment for the collectively calculated ALLL based on factors such as collateral, loan type, line of business, and sales channel. Consumer portfolio models use macroeconomic forecast data across scenarios and current portfolio attributes as inputs. The models forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. Common macroeconomic drivers for the consumer portfolios include unemployment trends, home price indices, and used car prices.

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

Truist Financial Corporation 103

Prior to January 1, 2023 the ALLL for loans classified as a TDR was based on analyses capturing the expected credit losses and the impact of the concessions over the remaining life of the assets.

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

104 Truist Financial Corporation

Interest and penalties related to the Company’s tax positions are recognized in the Provision for income taxes in the Consolidated Statements of Income. For additional information on the Company’s activities related to income taxes, see “Note 14. Income Taxes.”

Derivative Financial Instruments

Truist enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index, or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on the underlying instruments, indexes, or referenced interest rate.

The Company records derivative contracts at fair value in Other assets and Other liabilities on the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative depends upon whether or not it has been designated in a formal, qualifying hedging relationship. Changes in the fair value of derivatives not designated in a hedging relationship are recognized within Noninterest income or Personnel expense in the Consolidated Statements of Income. This includes derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified risks associated with assets carried at fair value such as MSRs, along with certain interest rate lock commitments on residential mortgage and commercial loans that are a normal part of the Company’s operations. The Company also evaluates its financial contracts to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.

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

Truist Financial Corporation 105

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

106 Truist Financial Corporation

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

Revenue Recognition

In the ordinary course of business, the Company recognizes two primary types of revenue in its Consolidated Statements of Income: Interest income and Noninterest income. The Company’s principal source of revenue is Interest income from loans and securities, which is recognized on an accrual basis using the effective interest method. For information on the Company’s policies for recognizing Interest income on loans and securities, see the “Loans and Leases,” “LHFS,” “Trading Activities,” and “Investment Securities” sections within this Note.

Noninterest income includes revenue from various types of transactions and services provided to clients. The Company recognizes revenue from contracts with customers as performance obligations are satisfied. Performance obligations are typically satisfied in one year or less. Truist elected the practical expedient to expense the incremental costs of obtaining a contract when incurred when the amortization period is one year or less. As of December 31, 2024 and 2023, remaining performance obligations consisted primarily of investment banking services for contracts with an original expected length of one year or less.

Truist Financial Corporation 107

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

Wealth management income includes trust and investment management income, retail investment and brokerage services, and investment advisory and other specialty wealth management fees. The Company’s execution of these services represents its related performance obligations. The Company generally recognizes trust and investment management and advisory revenue over time as services are rendered based on either a percentage of the market value of the assets under management or advisement, or fixed based on the services provided to the client. Fees are generally swept from the client’s account either in advance of or in arrears based on the prior period’s asset balances under management or advisement. The Company also offers selling and distribution services and earns commissions through the sale of annuity and mutual fund products, acting as agent in these transactions and recognizing revenue at a point in time when the client enters into an agreement with the product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products and recognizes this revenue in the period earned. Retail trade execution commissions are earned and recognized on the trade date with payment on the settlement date. Wealth management income is included in the WB operating segment.

Investment banking and trading income includes securities underwriting fees, advisory fees, loan syndication fees, trade execution services revenue, and structured real estate income. Underwriting fees are earned on the trade date when the Company, as a member of an underwriting syndicate, purchases the securities from the issuer and sells the securities to third-party investors. Each member of the syndicate is responsible for selling its portion of the underwriting and is liable for the proportionate costs of the underwriting; therefore, the Company’s portion of underwriting revenue and expense is presented gross within noninterest income and noninterest expense. The transaction price is based on a percentage of the total transaction amount and payments are settled shortly after the trade date. Fees for merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions, are generally earned and recognized by the Company when performance obligations are satisfied. The Company’s execution of the advisory services related to these fees represents its performance obligations. The Company is the principal when rendering these services. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Loan syndication fees are typically recognized at the closing of a loan syndication transaction. Structured real estate income is recognized when an existing build-to-suit or sale-leaseback asset is sold. The proceeds, net of closing costs, are reduced by the carrying value of the underlying leased asset. Revenue related to corporate trade execution services is earned and recognized on the trade date with payment on the settlement date. Investment banking and trading income is included in the WB operating segment.

Service charges on deposits include account maintenance, cash and treasury management, wire transfers, ATM, overdraft, and other deposit-related fees. The Company’s execution of the services related to these fees represents its performance obligations. Each of these performance obligations are either satisfied over time or at a point in time as the services are provided to the client. The Company is the principal when rendering these services. Payments for services provided are either withdrawn from client accounts as services are rendered or in the billing period following the completion of the service. The transaction price for each of these fees is based on the Company’s predetermined fee schedules. Service charges on deposits are recognized in the CSBB and WB operating segments.

Card and payment related fees include interchange fees from credit and debit cards, merchant acquirer revenue, and other card related services. Interchange fees are earned by the Company each time a request for payment is initiated by a client at a merchant for which the Company transfers the funds on behalf of the client. Interchange rates are set by the payment network and are based on purchase volumes and other factors. Interchange fees are received daily and recognized at a point in time when the card transaction is processed, which represents the Company’s related performance obligation. The Company is considered an agent of the client and incurs costs with the payment network to facilitate the interchange with the merchant; therefore, the related payment network expense is recognized as a reduction of card fees. Truist also offers rewards and/or rebates to its client based on card usage. The costs associated with these programs are recognized as a reduction of card fees. Card and payment related fees are recognized in the CSBB and WB operating segments.

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
108 Truist Financial Corporation

Related Party Transactions

The Company periodically enters into transactions with certain of its executive officers, directors, affiliates, trusts, and/or other related parties in its ordinary course of business. The Company is required to disclose material related party transactions, other than certain compensation and other arrangements entered into in the normal course of business. For additional information on the Company’s related party activities, see “Note 2. Discontinued Operations,” “Note 15. Benefit Plans,” and “Note 16. Commitments and Contingencies.”

Subsequent Events

The Company evaluated events that occurred between December 31, 2024 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

The following table provides a summary of significant accounting pronouncements adopted during the current year and standards not yet adopted:

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Adopted During the Current Year
Improvements to Reportable Segment Disclosures December 31, 2024	Improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	Truist adopted this standard on a retrospective basis. The Company’s revised disclosures in accordance with the new standard are included in “Note 21. Operating Segments.”
Standards Not Yet Adopted
Improvements to Income Tax Disclosures December 31, 2025	Improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.

Truist Financial Corporation 109

NOTE 2. Discontinued Operations

On April 3, 2023, the Company completed its sale of a 20% stake of the common equity in TIH, which was previously wholly owned by Truist, to an investor group led by Stone Point Capital, LLC for $1.9 billion, with the proceeds, net of tax, recognized as an increase to shareholders’ equity. In connection with the transaction, the noncontrolling interest holder received profits interest representing 3.75% coverage on TIH’s fully diluted equity value at transaction close, and certain consent and exit rights commensurate with a noncontrolling investor. Including these profits interests, the noncontrolling interest holder was allocated approximately 23% of TIH pretax net income. Also in conjunction with the same transaction, TIH granted certain event-vested profits interests and appreciation units, representing 4.50% coverage on TIH’s fully diluted equity value at grant, to various TIH employees and officers in the second quarter of 2023. These awards, subject to continued employment through the applicable event, vested upon the change in control of TIH.

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group led by Stone Point Capital LLC and Clayton, Dubilier & Rice for a purchase price that implied an enterprise value for TIH of $15.5 billion. The divestiture of TIH represented a strategic shift that had a major effect on our operations and financial results. The Company reclassified all of the assets and liabilities of TIH to discontinued operations in connection with the announcement of the disposition of the business. As such, financial information attributed to TIH has been recast to reflect discontinued operations for the periods presented herein. The following footnotes exclude discontinued operations for TIH, unless otherwise noted: “Note 1. Basis of Presentation,” “Note 2. Discontinued Operations,” “Note 6. Premises and Equipment,” “Note 7. Goodwill and Other Intangible Assets,” “Note 9. Other Assets and Liabilities,” “Note 14. Income Taxes,” “Note 15. Benefit Plans,” “Note 20. Computation of EPS,” and “Note 21. Operating Segments.”

The following is a summary of the assets and liabilities of discontinued operations:

(Dollars in millions)	Dec 31, 2023
Assets of discontinued operations:
Cash and due from banks	$72
Interest-bearing deposits with banks	342
Premises and equipment	72
Goodwill	3,745
CDI and other intangible assets	1,251
Other assets	2,173
Total assets of discontinued operations	$7,655
Liabilities of discontinued operations:
Other liabilities	$3,539
Total liabilities of discontinued operations	$3,539

110 Truist Financial Corporation

The following presents operating results of TIH classified as discontinued operations:

(Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Interest Income
Interest on other earning assets	$31	$68	$3
Total interest income	31	68	3
Noninterest income
Insurance income	1,319	3,372	3,058
Other income	9	20	28
Total noninterest income	1,328	3,392	3,086
Noninterest expense
Personnel expense	885	2,138	1,909
Professional fees and outside processing	106	149	89
Software expense	25	61	45
Net occupancy expense	20	57	54
Amortization of intangibles	21	132	128
Equipment expense	12	28	29
Marketing and customer development	15	37	31
Restructuring charges	82	55	47
Other expense	92	223	117
Total noninterest expense	1,258	2,880	2,449
Earnings
Gain on sale of TIH	6,939	—	—
Income before income taxes from discontinued operations	7,040	580	640
Provision for income taxes	2,155	124	152
Net income from discontinued operations	4,885	456	488
Noncontrolling interests	22	44	7
Net income from discontinued operations attributable to controlling interest	$4,863	$412	$481

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

(Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Net cash from operating activities	$64	$985	$863
Net cash from investing activities	12,099	(41)	(1,134)
Net cash from financing activities	(41)	(954)	344

Truist Financial Corporation 111

On May 6, 2024, the Company completed the sale. The transaction improved Truist’s relative capital position while allowing Truist to maintain strategic flexibility. Upon closing, the transaction resulted in the deconsolidation of the TIH subsidiary from Truist. The following is a summary of the transaction, including post-closing and tax impact adjustments:

(Dollars in millions)	May 6, 2024
Cash received	$12,605
Assets of discontinued operations:
Cash and due from banks	93
Interest-bearing deposits with banks	1,952
Premises and equipment	58
Goodwill	3,743
CDI and other intangible assets	1,227
Other assets	2,873
Total assets of discontinued operations	9,946
Liabilities of discontinued operations:
Other liabilities	4,090
Total liabilities of discontinued operations	4,090
Net assets of discontinued operations	5,856
Noncontrolling interest	190
Pre-tax gain	6,939
Current and deferred tax impact	(2,098)
After-tax gain	$4,841

In connection with the sale of TIH, the Company has entered into various agreements with entities controlled by the buyers and TIH, including a transition services agreement and several commercial agreements, ranging from one to seven years. The transition services agreement includes the following support services, the majority of which the Company completed as of December 31, 2024: information technology, finance and accounting, human resources, marketing and communications, procurement, and real estate. The Company is compensated for such services on a monthly basis. The commercial agreements represent arrangements for both the Company and TIH to continue engaging in certain business activities after the completion of the sale. Such activities include referral services and certain insurance brokerage and administration services. In addition, TIH retained its depository relationship with Truist Bank after completion of the sale. As of May 6, 2024, TIH held $1.5 billion of deposits at Truist Bank, which are no longer eliminated as a result of the deconsolidation of the TIH subsidiary from Truist effective with completion of the sale. Prior to the sale of TIH, such deposits were not presented in assets of discontinued operations as they were eliminated upon consolidation.

112 Truist Financial Corporation

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

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Securities purchased under agreements to resell	$1,322	$1,168
Securities borrowed	1,228	1,210
Total securities borrowed or purchased under agreements to resell	$2,550	$2,378

Fair value of collateral permitted to be resold or repledged	$2,505	$2,175
Fair value of securities repledged or resold	1,561	12

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

	December 31, 2024				December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$—	$2,445	$300	$2,745	$12	$—	$12
State and Municipal	350	100	—	450	415	—	415
Agency MBS – residential	—	5,750	—	5,750	—	1,500	1,500
Corporate and other debt securities	450	280	—	730	420	80	500
Total securities sold under agreements to repurchase	$800	$8,575	$300	$9,675	$847	$1,580	$2,427

There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.

Truist Financial Corporation 113

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

December 31, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$14,279	$156	$(24)	$132	$14,411
GSE	441	1	(39)	(38)	403
Agency MBS – residential	55,769	6	(5,816)	(5,810)	49,959
Agency MBS – commercial	2,938	—	(645)	(645)	2,293
States and political subdivisions	390	11	(19)	(8)	382
Other	16	—	—	—	16
Total AFS securities, excluding portfolio level basis adjustments	73,833	174	(6,543)	(6,369)	67,464
Portfolio level basis adjustments(1)	(385)			385	—
Total AFS securities	$73,448	$174	$(6,543)	$(5,984)	$67,464
HTM securities:
Agency MBS – residential	$50,640	$—	$(10,354)	$(10,354)	$40,286

December 31, 2023 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$10,511	$2	$(472)	$(470)	$10,041
GSE	393	3	(34)	(31)	362
Agency MBS – residential	60,989	—	(9,700)	(9,700)	51,289
Agency MBS – commercial	2,817	—	(569)	(569)	2,248
States and political subdivisions	421	17	(13)	4	425
Non-agency MBS	3,698	—	(717)	(717)	2,981
Other	20	—	—	—	20
Total AFS securities	$78,849	$22	$(11,505)	$(11,483)	$67,366
HTM securities:
Agency MBS – residential	$54,107	$—	$(9,477)	$(9,477)	$44,630
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 19. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	December 31, 2024
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$29,250	$24,323
FHLMC	29,723	24,599

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
December 31, 2024 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,491	$9,358	$401	$29	$14,279	$4,512	$9,480	$397	$22	$14,411
GSE	2	5	12	422	441	2	5	11	385	403
Agency MBS – residential	—	91	386	55,292	55,769	—	88	365	49,506	49,959
Agency MBS – commercial	—	9	84	2,845	2,938	—	9	78	2,206	2,293
States and political subdivisions	41	67	147	135	390	41	68	146	127	382
Other	—	7	9	—	16	—	7	9	—	16
Total AFS securities	$4,534	$9,537	$1,039	$58,723	$73,833	$4,555	$9,657	$1,006	$52,246	$67,464
HTM securities:
Agency MBS – residential	$—	$—	$—	$50,640	$50,640	$—	$—	$—	$40,286	$40,286

114 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$1,579	$(6)	$352	$(18)	$1,931	$(24)
GSE	146	(4)	230	(35)	376	(39)
Agency MBS – residential	20,546	(322)	26,788	(5,494)	47,334	(5,816)
Agency MBS – commercial	105	(1)	2,111	(644)	2,216	(645)
States and political subdivisions	20	(1)	202	(18)	222	(19)
Other	—	—	7	—	7	—
Total	$22,396	$(334)	$29,690	$(6,209)	$52,086	$(6,543)
HTM securities:
Agency MBS – residential	$—	$—	$40,286	$(10,354)	$40,286	$(10,354)

	Less than 12 months		12 months or more		Total
December 31, 2023 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$356	$(2)	$8,806	$(470)	$9,162	$(472)
GSE	16	—	255	(34)	271	(34)
Agency MBS – residential	258	(4)	51,006	(9,696)	51,264	(9,700)
Agency MBS – commercial	61	(2)	2,185	(567)	2,246	(569)
States and political subdivisions	35	—	243	(13)	278	(13)
Non-agency MBS	—	—	2,981	(717)	2,981	(717)
Other	—	—	20	—	20	—
Total	$726	$(8)	$65,496	$(11,497)	$66,222	$(11,505)
HTM securities:
Agency MBS – residential	$—	$—	$44,630	$(9,477)	$44,630	$(9,477)

At December 31, 2024 and December 31, 2023, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.
The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Gross realized gains	$—	$—	$13
Gross realized losses(1)	(6,651)	—	(84)
Securities gains (losses), net	$(6,651)	$—	$(71)
(1)Includes $485 million pre-tax gain on terminated hedges for the year ended December 31, 2024.

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

Truist Financial Corporation 115

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$154,140	$168	$19	$521	$154,848
CRE	20,004	60	1	298	20,363
Commercial construction	8,514	3	—	3	8,520
Consumer:
Residential mortgage	54,233	719	481	166	55,599
Home equity	9,457	60	9	116	9,642
Indirect auto	22,208	622	—	259	23,089
Other consumer	29,070	236	23	66	29,395
Credit card	4,792	81	54	—	4,927
Total	$302,418	$1,949	$587	$1,429	$306,383
(1)Includes government guaranteed loans of $430 million in the residential mortgage portfolio.

	Accruing
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$160,081	$230	$7	$470	$160,788
CRE	22,281	5	—	284	22,570
Commercial construction	6,658	—	1	24	6,683
Consumer:
Residential mortgage	54,261	639	439	153	55,492
Home equity	9,850	70	11	122	10,053
Indirect auto	21,788	669	2	268	22,727
Other consumer	28,296	271	21	59	28,647
Credit card	4,961	87	53	—	5,101
Total	$308,176	$1,971	$534	$1,380	$312,061
(1)Includes government guaranteed loans of $418 million in the residential mortgage portfolio.

116 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

December 31, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$22,675	$14,595	$20,976	$11,449	$6,607	$13,087	$58,790	$—	$(199)	$147,980
Special mention	460	302	377	407	80	254	830	—	—	2,710
Substandard	481	608	618	234	180	484	1,032	—	—	3,637
Nonperforming	28	98	64	31	11	60	229	—	—	521
Total	23,644	15,603	22,035	12,121	6,878	13,885	60,881	—	(199)	154,848
Gross charge-offs	33	126	66	14	6	42	108			395
CRE:
Pass	1,704	2,696	3,788	1,955	1,557	3,649	1,794	—	(64)	17,079
Special mention	262	65	331	197	52	29	91	—	—	1,027
Substandard	252	207	374	356	157	499	114	—	—	1,959
Nonperforming	7	134	52	7	34	64	—	—	—	298
Total	2,225	3,102	4,545	2,515	1,800	4,241	1,999	—	(64)	20,363
Gross charge-offs	14	48	111	1	32	110	—	—	—	316
Commercial construction:
Pass	721	1,603	1,521	516	37	71	1,461	—	—	5,930
Special mention	100	106	701	158	70	95	79	—	—	1,309
Substandard	54	95	752	308	—	—	69	—	—	1,278
Nonperforming	2	—	1	—	—	—	—	—	—	3
Total	877	1,804	2,975	982	107	166	1,609	—	—	8,520
Consumer:
Residential mortgage:
Current	4,174	2,754	12,743	15,471	5,298	13,793	—	—	—	54,233
30 - 89 days past due	21	30	69	70	49	480	—	—	—	719
90 days or more past due	7	53	44	31	34	312	—	—	—	481
Nonperforming	—	4	22	26	7	107	—	—	—	166
Total	4,202	2,841	12,878	15,598	5,388	14,692	—	—	—	55,599
Gross charge-offs	—	—	—	—	—	3	—	—	—	3
Home equity:
Current	—	—	—	—	—	—	6,135	3,322	—	9,457
30 - 89 days past due	—	—	—	—	—	—	42	18	—	60
90 days or more past due	—	—	—	—	—	—	6	3	—	9
Nonperforming	—	—	—	—	—	—	39	77	—	116
Total	—	—	—	—	—	—	6,222	3,420	—	9,642
Gross charge-offs	—	—	—	—	—	—	9	—	—	9
Indirect auto:
Current	8,904	3,130	5,279	2,814	1,299	791	—	—	(9)	22,208
30 - 89 days past due	80	113	177	110	58	84	—	—	—	622
Nonperforming	17	49	78	53	28	34	—	—	—	259
Total	9,001	3,292	5,534	2,977	1,385	909	—	—	(9)	23,089
Gross charge-offs	23	120	216	98	47	87	—	—	—	591
Other consumer:
Current	9,945	6,285	5,172	2,340	1,198	1,498	2,608	21	3	29,070
30 - 89 days past due	44	71	63	25	12	14	6	1	—	236
90 days or more past due	5	10	5	1	—	—	2	—	—	23
Nonperforming	5	18	16	12	5	10	—	—	—	66
Total	9,999	6,384	5,256	2,378	1,215	1,522	2,616	22	3	29,395
Gross charge-offs	90	193	159	70	35	31	28	—	—	606
Credit card:
Current	—	—	—	—	—	—	4,778	14	—	4,792
30 - 89 days past due	—	—	—	—	—	—	80	1	—	81
90 days or more past due	—	—	—	—	—	—	53	1	—	54
Total	—	—	—	—	—	—	4,911	16	—	4,927
Gross charge-offs	—	—	—	—	—	—	287	9	—	296
Total	$49,948	$33,026	$53,223	$36,571	$16,773	$35,415	$78,238	$3,458	$(269)	$306,383
Gross charge-offs	$160	$487	$552	$183	$120	$273	$432	$9	$—	$2,216

Truist Financial Corporation 117

December 31, 2023 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2023	2022	2021	2020	2019	Prior				Total
Commercial:
Commercial and industrial:
Pass	$26,836	$29,877	$15,683	$8,436	$5,918	$11,539	$55,026	$—	$(211)	$153,104
Special mention	688	623	557	152	37	197	1,003	—	—	3,257
Substandard	754	628	428	290	289	367	1,201	—	—	3,957
Nonperforming	36	116	99	12	42	31	134	—	—	470
Total	28,314	31,244	16,767	8,890	6,286	12,134	57,364	—	(211)	160,788
Gross charge-offs	20	72	126	21	5	35	111	—	—	390
CRE:
Pass	3,760	4,931	2,651	1,903	2,813	2,666	1,221	—	(70)	19,875
Special mention	185	315	140	79	203	37	—	—	—	959
Substandard	259	350	190	65	243	289	56	—	—	1,452
Nonperforming	2	52	28	15	174	13	—	—	—	284
Total	4,206	5,648	3,009	2,062	3,433	3,005	1,277	—	(70)	22,570
Gross charge-offs	—	58	10	20	29	47	2	—	—	166
Commercial construction:
Pass	1,029	2,196	1,370	287	89	125	840	—	—	5,936
Special mention	3	218	208	—	—	—	1	—	—	430
Substandard	24	48	27	174	—	—	20	—	—	293
Nonperforming	—	23	—	—	1	—	—	—	—	24
Total	1,056	2,485	1,605	461	90	125	861	—	—	6,683
Gross charge-offs	—	5	—	—	—	—	—	—	—	5
Consumer:
Residential mortgage:
Current	2,846	13,481	16,509	5,738	2,822	12,865	—	—	—	54,261
30 - 89 days past due	10	52	43	38	40	456	—	—	—	639
90 or more days past due	7	22	25	31	28	326	—	—	—	439
Nonperforming	—	7	13	7	13	113	—	—	—	153
Total	2,863	13,562	16,590	5,814	2,903	13,760	—	—	—	55,492
Gross charge-offs	—	—	2	1	1	6	—	—	—	10
Home equity:
Current	—	—	—	—	—	—	6,175	3,675	—	9,850
30 - 89 days past due	—	—	—	—	—	—	47	23	—	70
90 days or more past due	—	—	—	—	—	—	7	4	—	11
Nonperforming	—	—	—	—	—	—	42	80	—	122
Total	—	—	—	—	—	—	6,271	3,782	—	10,053
Gross charge-offs	—	—	—	—	—	—	10	—	—	10
Indirect auto:
Current	4,611	8,049	4,689	2,479	1,330	639	—	—	(9)	21,788
30 - 89 days past due	83	213	150	86	71	66	—	—	—	669
90 days or more past due	—	1	1	—	—	—	—	—	—	2
Nonperforming	20	85	63	39	33	28	—	—	—	268
Total	4,714	8,348	4,903	2,604	1,434	733	—	—	(9)	22,727
Gross charge-offs	25	202	118	58	59	69	—	—	—	531
Other consumer:
Current	9,903	7,676	3,715	1,914	1,049	1,207	2,816	13	3	28,296
30 - 89 days past due	86	85	41	23	16	12	7	1	—	271
90 days or more past due	9	8	1	1	—	—	2	—	—	21
Nonperforming	6	14	14	8	6	10	—	1	—	59
Total	10,004	7,783	3,771	1,946	1,071	1,229	2,825	15	3	28,647
Gross charge-offs	97	166	93	50	34	14	23	—	—	477
Student:(2)
Gross charge-offs	—	—	—	—	—	108	—	—	—	108
Credit card:
Current	—	—	—	—	—	—	4,942	19	—	4,961
30 - 89 days past due	—	—	—	—	—	—	84	3	—	87
90 days or more past due	—	—	—	—	—	—	51	2	—	53
Total	—	—	—	—	—	—	5,077	24	—	5,101
Gross charge-offs	—	—	—	—	—	—	220	3	—	223
Total	$51,157	$69,070	$46,645	$21,777	$15,217	$30,986	$73,675	$3,821	$(287)	$312,061
Gross charge-offs	$142	$503	$349	$150	$128	$279	$366	$3	$—	$1,920
(1)Includes certain deferred fees and costs and other adjustments.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

118 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2022	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2022
Commercial:
Commercial and industrial	$1,426	$(143)	$87	$39	$—	$1,409
CRE	350	(13)	8	(121)	—	224
Commercial construction	52	(1)	5	(10)	—	46
Consumer:
Residential mortgage	308	(9)	16	84	—	399
Home equity	96	(13)	25	(18)	—	90
Indirect auto	1,022	(411)	91	279	—	981
Other consumer	714	(381)	79	358	—	770
Student	117	(22)	1	2	—	98
Credit card	350	(176)	34	152	—	360
ALLL	4,435	(1,169)	346	765	—	4,377
RUFC	260	—	—	12	—	272
ACL	$4,695	$(1,169)	$346	$777	$—	$4,649

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2023
Commercial:
Commercial and industrial	$1,409	$(390)	$70	$315	$—	$1,404
CRE	224	(166)	3	555	—	616
Commercial construction	46	(5)	3	130	—	174
Consumer:
Residential mortgage	399	(10)	6	(16)	(81)	298
Home equity	90	(10)	23	(14)	—	89
Indirect auto	981	(531)	107	372	13	942
Other consumer	770	(477)	78	520	(1)	890
Student(2)	98	(108)	—	10	—	—
Credit card	360	(223)	35	216	(3)	385
ALLL	4,377	(1,920)	325	2,088	(72)	4,798
RUFC	272	—	—	21	2	295
ACL	$4,649	$(1,920)	$325	$2,109	$(70)	$5,093

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2024
Commercial:
Commercial and industrial	$1,404	$(395)	$87	$185	$3	$1,284
CRE	616	(316)	34	309	—	643
Commercial construction	174	—	2	81	—	257
Consumer:
Residential mortgage	298	(3)	6	(97)	—	204
Home equity	89	(9)	16	(7)	—	89
Indirect auto	942	(591)	120	484	—	955
Other consumer	890	(606)	110	600	—	994
Credit card	385	(296)	38	304	—	431
ALLL	4,798	(2,216)	413	1,859	3	4,857
RUFC	295	—	—	11	(2)	304
ACL	$5,093	$(2,216)	$413	$1,870	$1	$5,161
(1)Includes the amounts for the ALLL for PCD acquisitions, the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard, and other activity.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

The commercial ALLL decreased $10 million, and the consumer and credit card ALLL increased $69 million in the year ended December 31, 2024. The decrease in the commercial ALLL primarily reflects a decrease in commercial loan balances that was partially offset by increases in the reserve rates related to the CRE and commercial construction portfolios. The change in the consumer and credit card ALLL was primarily driven by loan growth and increases in reserve rates related to certain consumer non-real estate portfolios, partially offset by a decrease in the reserve rate related to the residential mortgage portfolio.
Truist Financial Corporation 119

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

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the December 31, 2024 ACL, unchanged since December 31, 2023. While the scenario weightings were unchanged, the economic outlook relative to the prior period varied by economic variable and time period. The economic outlook generally reflected modest improvement in GDP growth and no material change in forecasted unemployment compared to the prior quarter. The overall economic forecast shaping the ACL estimate at December 31, 2024 included GDP growth in the low-single digits and an unemployment rate near the mid-single digits.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The December 31, 2024 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” for additional information.

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	December 31, 2024		December 31, 2023
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$52	$469	$123	$347
CRE	32	266	154	130
Commercial construction	—	3	—	24
Consumer:
Residential mortgage	1	165	1	152
Home equity	1	115	1	121
Indirect auto	23	236	20	248
Other consumer	—	66	—	59
Total	$109	$1,320	$299	$1,081

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Nonperforming loans and leases HFI	$1,429	$1,380
Nonperforming LHFS	—	51
Foreclosed real estate	3	3
Other foreclosed property	45	54
Total nonperforming assets	$1,477	$1,488

Residential mortgage loans in the process of foreclosure	$169	$214

120 Truist Financial Corporation

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the year, disaggregated by class of financing receivable and type of modification granted.

Year Ended December 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$946	$—	$12	$—	$2	$—	$185	$1,145	0.74%
CRE	440	—	—	—	—	—	13	453	2.22
Commercial construction	75	—	—	—	—	—	—	75	0.88
Consumer:
Residential mortgage	—	76	—	54	61	226	70	487	0.88
Home equity	—	2	—	—	2	—	6	10	0.10
Indirect auto	—	35	—	—	1,374	—	28	1,437	6.22
Other consumer	—	37	1	—	1	—	4	43	0.15
Credit card	—	—	35	—	—	—	1	36	0.73
Total	$1,461	$150	$48	$54	$1,440	$226	$307	$3,686	1.20

Year Ended December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$1,158	$51	$—	$24	$—	$92	$1,325	0.82%
CRE	347	—	—	72	—	—	419	1.86
Commercial construction	25	—	—	—	—	—	25	0.37
Consumer:
Residential mortgage	—	111	104	58	310	68	651	1.17
Home equity	—	—	—	2	—	11	13	0.13
Indirect auto	—	26	—	896	—	23	945	4.16
Other consumer	—	21	—	1	—	6	28	0.10
Credit card	—	—	—	—	—	20	20	0.39
Total	$1,530	$209	$104	$1,053	$310	$220	$3,426	1.10
Truist Financial Corporation 121

Year Ended December 31, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 13 months and increased the interest rate by 0.3%
CRE	Extended the term by 17 months and increased the interest rate by 0.3%
Commercial construction	Extended the term by 27 months and increased the interest rate by 0.1%
Term Extensions
Residential mortgage	Extended the term by 108 months.
Home equity	Extended the term by 172 months.
Indirect auto	Extended the term by 29 months.
Other consumer	Extended the term by 24 months.
Interest Rate Adjustments
Commercial and industrial	Increased the interest rate by 1%.
Other consumer	Decreased the interest rate by 2%.
Credit card	Decreased the interest rate by 19%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 97 days of payment deferral.
Residential mortgage	Provided 212 days of payment deferral.
Home equity	Provided 179 days of payment deferral.
Indirect auto	Provided 212 days of payment deferral.
Other consumer	Provided 158 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 88 months.

122 Truist Financial Corporation

Year Ended December 31, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 7 months and increased the interest rate by 0.6%
CRE	Extended the term by 11 months and increased the interest rate by 0.2%
Commercial construction	Extended the term by 21 months and increased the interest rate by 0.3%
Term Extensions
Commercial and industrial	Extended the term by 3 months
Residential mortgage	Extended the term by 131 months
Indirect auto	Extended the term by 23 months
Other consumer	Extended the term by 24 months
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance
Payment Delays
Commercial and industrial	Provided 183 days of payment deferral
CRE	Provided 232 days of payment deferral
Residential mortgage	Provided 209 days of payment deferral
Home equity	Provided 167 days of payment deferral
Indirect auto	Provided 146 days of payment deferral
Other consumer	Provided 154 days of payment deferral
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 99 months

The tables above exclude trial modifications totaling $41 million and $47 million as of December 31, 2024 and 2023, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of December 31, 2024 and December 31, 2023, Truist had $336 million and $702 million, respectively, in unfunded lending commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding December 31, 2024 and December 31, 2023, respectively.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Truist Financial Corporation 123

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

	Payment Status (Amortized Cost Basis)
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$974	$44	$18	$1,036
CRE	313	7	3	323
Commercial construction	79	—	—	79
Consumer:
Residential mortgage	279	95	102	476
Home equity	9	—	—	9
Indirect auto	1,025	213	35	1,273
Other consumer	32	3	1	36
Credit card	20	3	2	25
Total	$2,731	$365	$161	$3,257
Total nonaccrual loans included above	$232	$78	$91	$401

	Payment Status (Amortized Cost Basis)
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$887	$48	$92	$1,027
CRE	233	11	1	245
Commercial construction	22	—	—	22
Consumer:
Residential mortgage	427	116	90	633
Home equity	11	—	—	11
Indirect auto	730	148	20	898
Other consumer	24	1	—	25
Credit card	11	3	2	16
Total	$2,345	$327	$205	$2,877
Total nonaccrual loans included above	$155	$85	$137	$377

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

December 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$18	$—	$—	$—	$—	$—	$—	$18
CRE	3	—	—	—	—	—	—	3
Consumer:
Residential mortgage	—	13	—	6	44	33	6	102
Indirect auto	—	1	—	—	32	—	2	35
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	2	—	—	—	—	2
Total	$21	$15	$2	$6	$76	$33	$8	$161

124 Truist Financial Corporation

December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$72	$—	$—	$20	$—	$—	$92
CRE	1	—	—	—	—	—	1
Consumer:
Residential mortgage	—	13	6	34	31	6	90
Indirect auto	—	1	—	17	—	2	20
Credit card	—	—	—	—	—	2	2
Total	$73	$14	$6	$71	$31	$10	$205

TDRs

The primary type of modification for TDRs designated in 2022 is summarized in the table below. TDR balances represent the recorded investment at the end of the quarter in which the modification was made. The prior quarter balance represents recorded investment at the beginning of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

	As of / For the Year Ended December 31, 2022
	Type of Modification		Prior Quarter Loan Balance	ALLL at Period End
(Dollars in millions)	Rate	Structure
Newly designated TDRs:
Commercial	$66	$10	$78	$9
Consumer	496	627	1,107	56
Credit card	8	—	8	4
Re-modification of previously designated TDRs	113	133

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Unearned income, discounts, and net deferred loan fees and costs	$595	$553

NOTE 6. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

December 31, (Dollars in millions)	Estimated Useful Life
				2024	2023
Land and land improvements	Indefinite			$751	$743
Buildings and building improvements	5	-	40	2,578	2,453
Furniture and equipment	3	-	15	1,494	1,577
Leasehold improvements				921	898
Construction in progress				87	164
Finance leases				38	29
Total				5,869	5,864
Less: Accumulated depreciation				(2,644)	(2,566)
Net premises and equipment				$3,225	$3,298

Truist Financial Corporation 125

NOTE 7. Goodwill and Other Intangible Assets

Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. First, the CB&W segment was renamed CSBB and the C&CB segment was renamed WB. Second, the Wealth business was realigned into the WB segment from the CSBB segment, representing a separate reporting unit in that segment. Third, the small business banking client segmentation was realigned into the CSBB segment from the WB segment. During 2024, the Company entered into an agreement and completed the sale of TIH, which was the principal legal entity of the IH segment. As the operations of TIH were included in discontinued operations prior to the sale of TIH, the Company no longer presents the IH segment as one of its reportable segments.

Following the realignment of these business activities, the Company’s three reporting units with goodwill balances are CSBB, WB excluding Wealth, and Wealth. For segment reporting purposes, the Wealth reporting unit resides in WB. In conjunction with these realignments, goodwill of $1.7 billion was reassigned from CSBB to Wealth, based on the relative fair value of CSBB and Wealth, and goodwill of $220 million was reassigned from the WB reporting unit to CSBB based on the relative fair value of the WB reporting unit and the realigned small business banking client segmentation. In addition, the Company completed an assessment of any potential goodwill impairment for all impacted reporting units immediately prior and subsequent to the realignments and determined that no impairment existed. The quantitative valuation of the WB reporting unit performed in conjunction with these goodwill realignments indicated that as of January 1, 2024, the fair value of the WB reporting unit exceeded its carrying value by less than 10%, indicating at the time of the realignments that the goodwill of the WB reporting unit may be at risk of impairment.

The Company performed quantitative goodwill impairment analyses for its CSBB, WB and Wealth reporting units as of October 1, 2024. Based on the results of the impairment analyses, the Company concluded that the fair values of the CSBB, WB and Wealth reporting units exceeded their respective carrying values; therefore, there was no goodwill impairment. However, for the WB reporting unit, the fair value of the reporting unit exceeded its carrying value by approximately 10%, indicating that the goodwill of the WB reporting unit may remain at risk of impairment. The fair values of the CSBB, WB and Wealth reporting units were estimated using the income approach and a market-based approach, weighted 50% and 50%, respectively. The Company monitored events and circumstances during the period from October 1, 2024 to December 31, 2024, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative valuations, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of December 31, 2024. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2024. Refer to “Note 1. Basis of Presentation” for additional information.

Prior to the January 1, 2024 realignment of certain business activities described above, the Company also performed quantitative goodwill impairment analyses for its former CB&W and C&CB reporting units as of October 1, 2023. Based on the results of the prior year impairment analyses, the Company concluded as of October 1, 2023 that the carrying values of the former CB&W and C&CB reporting units exceeded their respective fair values, which resulted in a non-cash, non-tax-deductible goodwill impairment charge of $6.1 billion for the year ended December 31, 2023. This prior year goodwill impairment charge was primarily due to the continued impact of higher interest rates and discount rates on the former CB&W and C&CB reporting units, and a sustained decline in the banking industry share prices, including Truist’s through the October 1, 2023 date of the prior year quantitative analyses.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2024 primarily relates to the segment realignment described above and the divestiture of Sterling Capital Management, LLC. Activity during 2023 includes the aforementioned impairments and the realignment of Prime Rate Premium Finance Corporation into the C&CB segment from the IH segment. Refer to “Note 21. Operating Segments” for additional information on segments.

(Dollars in millions)	CSBB (Formerly CB&W)(1)	WB (Formerly C&CB)(1)	IH(2)	Total
Goodwill, January 1, 2023	$16,865	$6,154	$214	$23,233
Impairments	(3,361)	(2,717)	—	(6,078)
Adjustments and other	(1)	216	(214)	1
Goodwill, December 31, 2023	13,503	3,653	—	17,156
Segment realignment	(1,498)	1,498	—	—
Divestitures	—	(32)	—	(32)
Adjustments and other	—	1	—	1
Goodwill, December 31, 2024	$12,005	$5,120	$—	$17,125
(1)Effective January 1, 2024, several business activities were realigned reflecting updates to the Company’s operating structure. Refer to “Note 21. Operating Segments” for additional information on segments.
(2)Activity in the IH segment relates to the continuing operations of Prime Rate Premium Finance Corporation, which was transferred to the Company’s C&CB segment in 2023. The Company reclassified all of the assets and liabilities of TIH to discontinued operations in connection with the announcement of the disposition of the business. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations, including the goodwill balance related to TIH.

126 Truist Financial Corporation

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	December 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,453	$(1,837)	$616	$2,473	$(1,650)	$823
Other, primarily client relationship intangibles	1,458	(524)	934	1,598	(512)	1,086
Total	$3,911	$(2,361)	$1,550	$4,071	$(2,162)	$1,909

The following table presents the estimated amortization expense of identifiable intangibles as of December 31, 2024 for the next five years and thereafter:

(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter
Estimated amortization expense	$292	$252	$223	$197	$170	$416

Truist Financial Corporation 127

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023	Dec 31, 2022
UPB of residential mortgage loan servicing portfolio	$273,412	$269,068	$274,028
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	218,475	213,399	217,046
Mortgage loans sold with recourse	146	173	200
Maximum recourse exposure from mortgage loans sold with recourse liability	91	109	127
Indemnification, recourse and repurchase reserves	44	52	56

As of / For the Year Ended December 31, (Dollars in millions)	2024	2023	2022
UPB of residential mortgage loans sold from LHFS	$10,639	$13,669	$26,643
Pre-tax gains recognized on mortgage loans sold and held for sale	75	60	69
Servicing fees recognized from mortgage loans serviced for others	600	617	630
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.27%	0.31%
Weighted average interest rate on mortgage loans serviced for others	3.65	3.56	3.48

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2024	2023	2022
Residential MSRs, carrying value, January 1	$3,088	$3,428	$2,305
Acquired	228	123	321
Additions	189	249	428
Sales	(2)	(531)	—
Change in fair value due to changes in valuation inputs or assumptions(1)	210	88	766
Realization of expected net servicing cash flows, passage of time, and other	(282)	(269)	(392)
Residential MSRs, carrying value, December 31	$3,431	$3,088	$3,428
(1)The year ended December 31, 2023 includes realized gains on the portfolio sale of excess servicing.

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	December 31, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.3%	11.2%	7.1%	6.7%	18.2%	7.5%
Effect on fair value of a 10% increase			$(89)			$(82)
Effect on fair value of a 20% increase			(172)			(160)
OAS	1.8%	12.5%	4.8%	2.2%	12.0%	4.6%
Effect on fair value of a 10% increase			$(70)			$(60)
Effect on fair value of a 20% increase			(138)			(118)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%			99.6%
Adjustable-rate residential mortgage loans			0.3			0.4
Total			100.0%			100.0%
Weighted average life			7.6 years			7.5 years

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
128 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
UPB of CRE mortgages serviced for others	$27,845	$31,681
CRE mortgages serviced for others covered by recourse provisions	9,985	9,661
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,940	2,813
Recorded reserves related to recourse exposure	11	16
CRE mortgages originated during the year-to-date period	1,467	2,989
Commercial MSRs at fair value	265	272

Truist Financial Corporation 129

NOTE 9. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	December 31, 2024		December 31, 2023
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,015	$17	$1,057	$10
Maturities of lease liabilities:
2025	$288	$3
2026	278	3
2027	240	3
2028	169	3
2029	122	2
Thereafter	393	8
Total lease payments	1,490	22	$1,547	$14
Less: imputed interest	189	3	160	2
Total lease liabilities	$1,301	$19	$1,387	$12
Weighted average remaining term	6.7 years	7.8 years	6.2 years	6.6 years
Weighted average discount rate	3.5%	5.1%	3.1%	5.1%

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Operating lease costs	$280	$285	$295

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Assets held under operating leases(1)(2)	$1,843	$2,160
Accumulated depreciation	(539)	(583)
Net	$1,304	$1,577
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $18 million and $32 million at December 31, 2024 and December 31, 2023, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.8 billion and $7.7 billion at December 31, 2024 and December 31, 2023, respectively.

130 Truist Financial Corporation

NOTE 10. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Noninterest-bearing deposits	$107,451	$111,624
Interest-bearing deposits:
Interest checking	109,042	104,757
Money market and savings	137,307	135,923
Time deposits	36,724	43,561
Total deposits	$390,524	$395,865
Time deposits greater than $250,000	$10,041	$10,422

The following table presents time deposit maturities:

(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter
Future time deposit maturities	$35,442	$616	$398	$91	$175	$2

NOTE 11. Borrowings

The following table presents a summary of short-term borrowings:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
FHLB advances	$17,400	$20,500
Securities sold under agreements to repurchase	9,675	2,427
Securities sold short	1,896	1,625
Other short-term borrowings	234	276
Total short-term borrowings	$29,205	$24,828

The following table presents a summary of long-term debt:

(Dollars in millions)	Dec 31, 2024							Dec 31, 2023
				Stated Rate		Effective Rate(1)	Carrying Amount	Carrying Amount
	Maturity			Min	Max
Truist Financial Corporation:
Fixed rate senior notes(1)	2025	to	2035	1.13%	7.16%	4.56%	$22,134	$19,808
Floating rate senior notes							—	999
Fixed rate subordinated notes(2)(3)	2026		2033	3.88	6.00	4.34	1,828	1,831
Capital notes(2)	2027		2028	5.27	5.55	6.30	634	629
Truist Bank:
Fixed rate senior notes	2025		2025	1.50	4.05	1.74	1,744	4,170
Floating rate senior notes							—	1,250
Fixed rate subordinated notes(3)	2025		2030	2.25	3.80	3.33	4,771	4,770
Floating rate FHLB advances	2026		2026	4.57	4.57	4.57	2,400	4,200
Other long-term debt(4)							1,445	1,261
Total long-term debt							$34,956	$38,918
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
(4)Includes debt associated with finance leases, tax credit investments, and other.

The following table presents future debt maturities:

(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter
Future debt maturities(1)	$5,441	$4,955	$5,181	$1,035	$5,598	$12,749
(1)Amounts include imputed interest of $3 million related to finance leases.

The Company does not consolidate certain wholly-owned trusts which were formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in capital notes of the Parent Company. The Parent Company’s obligations constitute a full and unconditional guarantee of the trust preferred securities.

Truist Financial Corporation 131

NOTE 12. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Year Ended December 31,
	2024	2023	2022
Cash dividends declared per share	$2.08	$2.08	$2.00

Share Repurchase Activity

In June 2024, Truist announced that the Board had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. During 2024, the Company repurchased $1.0 billion of common stock, including excise tax, which represented 23.4 million shares, through open market repurchases. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At December 31, 2024, Truist had remaining authorization to repurchase up to $4.0 billion of common stock under the Board approved repurchase plan.

Preferred Stock

Dividends on the preferred stock are non-cumulative and payable when declared by the Company’s Board or a duly authorized committee of the Board. The Company issued depositary shares, each of which represents a fractional ownership interest in a share of the Company’s preferred stock. The preferred stock has no stated maturity, and redemption is solely at the option of the Company in whole or in part after the earliest redemption date at the liquidation preference plus declared and unpaid dividends. Prior to the redemption date, the Company has the option to redeem in whole, but not in part, upon the occurrence of a regulatory capital treatment event. The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2024:

Preferred Stock Issue (Dollars in millions)	Issuance Date		Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate		Dividend Payments
Series I	12/6/2019	(1)	12/15/2024	$173	$168	Variable	(2)	Quarterly
Series J	12/6/2019	(1)	12/15/2024	103	92	Variable	(3)	Quarterly
Series M	12/6/2019	(1)	12/15/2027	500	516	5.125%	(4)	Semi-annually	(8)
Series N	7/29/2019		9/1/2024	1,700	1,683	Variable	(5)	Semi-annually
Series O	5/27/2020		6/1/2025	575	559	5.250%		Quarterly
Series P	6/1/2020		9/1/2025	1,000	992	4.950	(6)	Semi-annually
Series Q	6/19/2020		3/1/2030	1,000	992	5.100	(7)	Semi-annually
Series R	8/3/2020		9/1/2025	925	905	4.750		Quarterly
Total				$5,976	$5,907
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
(4)Fixed dividend rate will reset on December 15, 2027, then dividend rate will be 3-month SOFR plus 3.04761%.
(5)On each fifth anniversary of the rate reset date, the dividend rate is updated to the five-year U.S. Treasury rate plus 3.003%. Prior to the first rate reset on September 1, 2024, the dividend rate was fixed at 4.800%.
(6)Fixed dividend rate will reset on December 1, 2025, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 4.605%.
(7)Fixed dividend rate will reset on September 1, 2030, and on each following tenth anniversary of the reset date to the ten-year U.S. Treasury rate plus 4.349%.
(8)Dividend payments become quarterly after dividend rate reset.

Redemptions

During 2024, the Company redeemed all 7,500 outstanding shares of its perpetual preferred stock series L and the corresponding 750,000 depositary shares representing fractional interests in such series at a redemption price of $1,000 per depositary share (equivalent to $100,000 per share of preferred stock) plus any accrued and unpaid dividends, for $750 million. This preferred stock redemption was in accordance with the terms of the Company’s Articles of Incorporation.

132 Truist Financial Corporation

Noncontrolling Interest

Refer to “Note 2. Discontinued Operations” for information related to the sale of TIH.

NOTE 13. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2022	$(86)	$(9)	$(1,510)	$—	$1	$(1,604)
OCI before reclassifications, net of tax	(1,471)	(78)	(10,792)	—	(6)	(12,347)
AFS Securities transferred to HTM, net of tax	—	—	2,872	(2,872)	—	—
Amounts reclassified from AOCI:
Before tax	29	12	45	367	—	453
Tax effect	7	3	10	83	—	103
Amounts reclassified, net of tax	22	9	35	284	—	350
Total OCI, net of tax	(1,449)	(69)	(10,757)	284	(6)	(11,997)
AOCI balance, December 31, 2022	(1,535)	(78)	(9,395)	(2,588)	(5)	(13,601)
OCI before reclassifications, net of tax	406	(260)	925	—	3	1,074
Amounts reclassified from AOCI:
Before tax	65	49	(385)	306	—	35
Tax effect	15	11	(77)	65	—	14
Amounts reclassified, net of tax	50	38	(308)	241	—	21
Total OCI, net of tax	456	(222)	617	241	3	1,095
AOCI balance, December 31, 2023	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
OCI before reclassifications, net of tax(1)	430	(835)	(497)	—	(4)	(906)
Amounts reclassified from AOCI:
Before tax	1	359	6,154	288	—	6,802
Tax effect	—	85	1,452	66	—	1,603
Amounts reclassified, net of tax	1	274	4,702	222	—	5,199
Total OCI, net of tax	431	(561)	4,205	222	(4)	4,293
AOCI balance, December 31, 2024	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income
(1)Includes the impact of the remeasurement of the pension plan and the reduction of pension benefit obligations following the sale of TIH. Refer to “Note 15. Benefit Plans” for additional information.

Truist Financial Corporation 133

NOTE 14. Income Taxes

The components of the income tax provision or benefit are as follows:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Current expense:
Federal	$(514)	$1,012	$784
State	(15)	135	96
Total current expense	(529)	1,147	880
Deferred expense:
Federal	45	(390)	316
State	(72)	(19)	54
Total deferred expense	(27)	(409)	370
Provision (benefit) for income taxes	$(556)	$738	$1,250

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company’s actual provision for income taxes and effective tax rate is presented in the following table:

	Year Ended December 31,
	2024		2023		2022
(Dollars in millions)	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes
Federal income taxes at statutory rate	$(126)	21.0%	$(161)	21.0%	$1,476	21.0%
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	(69)	11.5	91	(11.9)	118	1.7
Non-deductible goodwill	—	—	1,276	(166.8)	—	—
Internal legal entity restructuring	—	—	(191)	25.0	—	—
Income tax credits, net of amortization	(249)	41.4	(173)	22.6	(233)	(3.3)
Tax-exempt interest	(161)	26.8	(157)	20.5	(109)	(1.6)
Other, net	49	(8.2)	53	(6.9)	(2)	—
Provision (benefit) for income taxes	$(556)	92.5	$738	(96.5)	$1,250	17.8

134 Truist Financial Corporation

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

December 31, (Dollars in millions)	2024	2023
DTAs:
Net unrealized losses in AOCI	$2,541	$3,860
ALLL	1,150	1,132
Employee compensation and benefits	705	673
Research or experimental expenditures	365	284
Operating lease liability	319	339
Accruals and reserves	265	330
Federal and state NOLs and other carryforwards	163	121
Other	15	30
Total gross DTAs	5,523	6,769
Valuation allowance	(104)	(105)
Total DTAs net of valuation allowance	5,419	6,664
DTLs:
Pension	1,914	1,884
Goodwill and other intangible assets	409	431
MSRs	286	294
Equipment and auto leasing	269	309
ROU assets	245	253
Loans	195	94
Partnerships	100	333
Other	56	29
Total DTLs	3,474	3,627
Net DTA	$1,945	$3,037

The DTAs include certain state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2025 to 2037. The Company had a valuation allowance recorded against certain state NOL carryforward DTAs of $104 million and $105 million at December 31, 2024 and 2023, respectively.

The following table provides a rollforward of the Company’s gross federal and state UTBs, excluding interest and penalties:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Balance, January 1	$80	$97
Increases in UTBs related to prior years	4	2
Decreases in UTBs related to prior years	—	(12)
Increases in UTBs related to the current year	27	10
Decreases in UTBs related to settlements	—	(2)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(20)	(15)
Balance, December 31	$91	$80

The amount of UTBs that would favorably affect the Company’s effective tax rate, if recognized, was $74 million and $66 million at December 31, 2024 and 2023, respectively. Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statement of Income. The Company had a gross liability of $13 million for interest and penalties related to its UTBs at December 31, 2024 and 2023. The amount of gross expense related to interest and penalties on UTBs was immaterial.

The Company files U.S. federal, state, and local income tax returns. The Company’s federal income tax returns are no longer subject to assessment by the IRS for taxable years prior to 2021. The IRS is currently examining the Company’s 2022 consolidated federal income tax return. With limited exceptions, the Company is no longer subject to assessment by state and local taxing authorities for taxable years prior to 2018. It is reasonably possible that the liability for unrecognized tax benefits could decrease by as much as $35 million during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. It is uncertain how much, if any, of this potential decrease will impact the Company’s effective tax rate.

Truist Financial Corporation 135

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

		Year Ended December 31,
(Dollars in millions)	Location	2024	2023	2022
Net periodic pension cost:
Service cost(1)	Personnel expense	$319	$341	$548
Interest cost	Other expense	444	446	351
Estimated return on plan assets	Other expense	(951)	(909)	(1,078)
Net amortization and other	Other expense	1	78	35
Net periodic benefit cost (income)		(187)	(44)	(144)
Pre-tax amounts recognized in OCI:
Net actuarial loss (gain)		(550)	(567)	1,949
Net amortization		(1)	(78)	(35)
Net amount recognized in OCI		(551)	(645)	1,914
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax		$(738)	$(689)	$1,770
Weighted average assumptions used to determine net periodic pension cost:
Discount rate(2)		5.12%	5.30%	3.18%
Expected long-term rate of return on plan assets		6.80	6.70	6.50
Cash balance interest crediting rate		4.50	4.50	4.00
Assumed long-term rate of annual compensation increases		4.50	4.50	4.50
(1)Includes $10 million, $22 million, and $40 million for the years ended December 31, 2024, 2023, and 2022, respectively, of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH.
(2)The 2024 rate represents the beginning of the year assumptions. Following the sale of TIH, the weighted average assumed discount rate was updated from 5.12% to 5.78%.

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Truist considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in the Company’s Investment Policy Statement. For 2025, the expected rate of return on plan assets is 6.7%.

Following the sale of TIH, Truist retained the postretirement benefit obligation for TIH employees and changed the status of TIH employees by eliminating their eligibility to earn future service credits. Changes in pension plan obligations associated with the disposal of operating segments such as TIH require the remeasurement of postretirement benefit obligations prior to the disposal, updates to pension plan assumptions inherent in valuations, and identification and recognition of valuation changes specific to the sale, including the establishment of a new periodic service cost using assumptions as of the remeasurement date. The remeasurement process of impacted pension plans upon the disposal of TIH included a reduction in pension benefit obligations of $783 million and a loss on plan assets of $834 million, primarily driven by an increase in the weighted average assumed discount rate from 5.12% to 5.78%, and a decrease in the value of plan assets by $508 million, primarily driven by market prices. The impact of the sale on Truist pension plans resulted in a reduction of pension benefit obligations by $97 million which was recorded as a reduction of accumulated other comprehensive loss. Refer to “Note 13. AOCI” for additional information.
136 Truist Financial Corporation

Activity in the projected benefit obligation is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2024	2023	2024	2023
Projected benefit obligation, January 1	$7,994	$7,924	$659	$655
Service cost	294	308	25	33
Interest cost	411	411	33	35
Actuarial (gain) loss(1)	(862)	93	(100)	(36)
Benefits paid	(318)	(507)	(30)	(28)
Other(2)	(76)	(235)	(22)	—
Projected benefit obligation, December 31	$7,443	$7,994	$565	$659
Accumulated benefit obligation, December 31	$6,816	$7,134	$536	$567
Weighted average assumptions used to determine projected benefit obligations:
Weighted average assumed discount rate	5.82%	5.12%	5.82%	5.12%
Assumed rate of annual compensation increases	4.50	4.50	4.50	4.50
(1)For the qualified and nonqualified plans, the 2024 gain is primarily driven by an increase in the weighted average assumed discount rate. For the qualified plan, the 2023 loss is primarily due to decreases in the assumed discount rate, net of the impact of actual plan experience. For the nonqualified plans, the 2023 gain is primarily due to impact of plan experience.
(2)In 2024, the Company recognized a gain related to the remeasurement of the plan following the sale of TIH. In 2023, the Company entered into a transaction to sell a portion of the pension obligations to a third party for certain participants in the qualified defined benefit plan.

Activity in plan assets is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2024	2023	2024	2023
Fair value of plan assets, January 1	$14,558	$12,462	$—	$—
Actual return on plan assets	441	1,533	—	—
Employer contributions	—	1,305	30	28
Benefits paid	(318)	(507)	(30)	(28)
Other	—	(235)	—	—
Fair value of plan assets, December 31	$14,681	$14,558	$—	$—
Funded status, December 31	$7,238	$6,564	$(565)	$(659)

The following are the pre-tax amounts recognized in AOCI:

(Dollars in millions)	Qualified Plan		Nonqualified Plans
	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023
Prior service credit (cost)	$(1)	$(21)	$1	$20
Net actuarial gain (loss)	(857)	(1,283)	52	(72)
Net amount recognized	$(858)	$(1,304)	$53	$(52)

Truist may periodically make contributions to the qualified pension plan based on the plan’s funded status and other factors in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Truist does not currently expect contributions for 2025. For the nonqualified plans, employer contributions are based on benefit payments.

Truist Financial Corporation 137

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2025	$361	$34
2026	373	39
2027	390	35
2028	406	36
2029	424	36
2030-2034	2,778	194

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

Truist periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. Truist has established guidelines within each asset category that are designed to appropriately balance risk and reward. The following table presents the fair values of the qualified pension plan assets by asset category:

(Dollars in millions)	Target Allocation		December 31, 2024			December 31, 2023
	Min	Max	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents(1)			$167	$167	$—	$309	$309	$—
U.S. equity securities	19.5%	29.5%	4,005	2,774	1,231	3,699	2,674	1,025
International equity securities	5.5	15.5	1,639	240	1,399	1,757	253	1,504
Fixed income securities(2)	50.0	60.0	7,667	13	7,654	7,819	—	7,819
Total			$13,478	$3,194	$10,284	$13,584	$3,236	$10,348
(1)Includes funds held in a short-term, government money-market fund.
(2)2024 includes a mutual fund in the fixed income securities asset allocation.

International equity securities include certain pooled investment vehicles, such as a common/commingled fund, which consist of assets from several investors, pooled together, to reduce management and administration costs. At December 31, 2024 and 2023, investments totaling $1.1 billion and $883 million, respectively, have been excluded from the table above as these investments are valued based on net asset value as a practical expedient.

Defined Contribution Plans

Truist offers a 401(k) Savings Plan and other defined contribution plans that permit teammates to contribute up to 50% of cash compensation. On January 1, 2024, Truist updated its matching contribution to match up to 4% of the employee’s compensation for full-time teammates who are 21 years of age or older with one year or more of service and may provide an additional limited discretionary matching contribution. Prior to January 1, 2024, Truist made matching contributions of up to 6% of the employee’s compensation. The Company’s contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $190 million, $206 million and $207 million for the years ended December 31, 2024, 2023 and 2022, respectively. Certain teammates of subsidiaries participate in the 401(k) Savings Plan with different matching formulas.

138 Truist Financial Corporation

Equity-Based Compensation Plans

At December 31, 2024, RSAs, RSUs, and PSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining teammates, directors, and independent contractors and to align the interests of eligible participants with those of Truist and its shareholders.

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

The following table provides a summary of the equity-based compensation plans and typical range of vesting periods for teammates:

(Shares in thousands)	Dec 31, 2024
Shares available for future grants	23,021
Vesting period, minimum	1.0 year
Vesting period, maximum	6.0 years

The following table presents a summary of selected data related to equity-based compensation costs:

	As of / For the Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Equity-based compensation expense	$292	$298	$261
Income tax benefit from equity-based compensation expense	69	70	61
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	169	170	286
Grant date fair value of equity-based awards that vested during the year	260	258	239
Unrecognized compensation cost related to equity-based awards	258	240	249
Weighted-average life over which compensation cost is expected to be recognized	2.5 years	2.5 years	2.7 years

The following table presents the activity related to awards of RSUs, PSUs, and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2024	16,640	$48.36
Granted	12,082	31.05
Vested	(4,949)	52.49
Forfeited	(1,410)	38.23
Nonvested at December 31, 2024	22,363	38.87

Other Benefits

There are various other employment-related contracts, deferred compensation arrangements, and non-compete covenants with selected members of management and certain retirees as well as an employee stock purchase plan. These plans and their obligations are not material to the financial statements.

Truist Financial Corporation 139

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

The Company invests as a limited partner in certain projects through the New Market Tax Credit program, which is a Federal financial program aimed to stimulate business and real estate investment in underserved communities via a Federal tax credit. These tax credits, referred to as “Other qualified tax credits” below, qualify for the proportional amortization method. The Company’s Production Tax Credit investments also qualify for the proportional amortization method and are included in “Other qualified tax credits” below.

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

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Dec 31, 2024	Dec 31, 2023
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$7,782	$6,754
Amount of future funding commitments included in carrying amount	Other liabilities	2,667	2,473
Lending exposure	Loans and leases for funded amounts	2,376	1,981
Renewable energy investments:
Carrying amount	Other assets	551	285
Amount of future funding commitments not included in carrying amount	NA	702	747
SBIC and certain other equity method investments:
Carrying amount	Other assets	878	758
Amount of future funding commitments not included in carrying amount	NA	613	589

140 Truist Financial Corporation

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial.

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2024	2023	2022
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$723	$624	$583
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$662	$586	$487
Other community development investments	Other noninterest income	11	11	81

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

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Commitments to extend, originate, or purchase credit and other commitments	$210,645	$207,285
Residential mortgage loans sold with recourse	146	173
CRE mortgages serviced for others covered by recourse provisions	9,985	9,661
Other loans serviced for others covered by recourse and other provisions	2,022	1,032
Letters of credit	7,532	6,239

Truist Financial Corporation 141

Total Return Swaps

The Company enters into TRS transactions with third-party clients, whereby a VIE purchases reference assets identified by a client. The Company financially supports the VIE’s purchases of the reference assets. Reference assets are typically fixed income instruments primarily composed of syndicated bank loans. The TRS contracts pass through interest and other cash flows on the reference assets to the third-party clients, along with exposing those clients to decreases in value on the reference assets and providing them with the rights to appreciation on the reference assets. The terms of the TRS contracts require the third-party clients to post initial margin collateral, as well as ongoing variation margin as the fair values of the underlying reference assets change. The following table provides a summary of the TRS transactions with the associated VIE referenced assets, which include trading loans and bonds:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Total return swaps:
VIE assets	$1,854	$1,641
Trading loans and bonds	1,473	1,572
VIE liabilities	356	50

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

142 Truist Financial Corporation

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

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Pledged securities	$48,058	$41,270
Pledged loans:
FRB	93,497	73,898
FHLB	71,931	67,748
Unused borrowing capacity:
FRB	72,040	55,252
FHLB	31,411	24,712

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

The course and outcome of legal proceedings and other matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we often are unable to determine how or when actual or threatened legal proceedings and other matters will be resolved and what losses may be incrementally and ultimately incurred. It is possible that the ultimate resolution of these matters, including the matter described below, if unfavorable, may be material to the consolidated financial position, consolidated results of operations, or consolidated cash flows of Truist, or cause significant reputational consequences.

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $375 million as of December 31, 2024. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

For certain matters, Truist may be unable to estimate the loss or range of loss, even if it believes that a loss is probable or reasonably possible, until developments in the matter provide additional information sufficient to support such an estimate. These matters are not accrued for and are not reflected in the estimate of reasonably possible losses.

Truist Financial Corporation 143

The following is a description of certain legal proceedings in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class seeks a return of up to $452 million in paid overdraft fees from the 2006 to 2017 period above, plus prejudgment interest which, based on the amount of claimed fees, was estimated to be approximately $431 million as of December 31, 2024. A court-ordered mediation was held on February 28, 2024, but no resolution was reached. On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class separately appealed the trial court’s order to the Georgia Court of Appeals. On February 20, 2025, the Georgia Court of Appeals ruled on the appeals and affirmed in part and reversed in part the trial court’s March 4, 2024 order. Truist continues to assess the court’s rulings.

FDIC Special Assessment

The FDIC implemented a special assessment to recoup losses to the DIF associated with bank failures in 2023. The assessment is based on an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022. The special assessment for Truist Bank was $64 million and $507 million for the years ended December 31, 2024 and 2023, respectively. Truist Bank may be subject to additional adjustments due to change in the estimated relevant losses to the DIF reported by the FDIC. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly installments. The special assessment will be paid in ten quarterly installments, which began in the second quarter of 2024. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank, Signature Bank, and First Republic Bank, which could result in additional expense.
144 Truist Financial Corporation

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

Truist is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. Truist’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Truist is in compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2024 and 2023, Truist and Truist Bank were classified as “well-capitalized,” and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures are established by capital-adequacy regulations and require Truist to maintain minimum capital ratios. Risk-based capital ratios, which include CET1, Tier 1 capital and Total capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. The following table provides additional detail on regulatory capital ratios:

(Dollars in millions)	Minimum Capital(1)	Well-Capitalized	December 31, 2024		December 31, 2023
			Ratio	Amount	Ratio	Amount
Truist Financial Corporation:
CET1	4.5%	NA	11.5%	$48,225	10.1%	$42,671
Tier 1 capital	6.0	6.0	12.9	54,128	11.6	49,341
Total capital	8.0	10.0	15.0	62,583	13.7	58,063
Leverage	4.0	NA	10.5	54,128	9.3	49,341
Supplementary leverage	3.0	NA	8.8	54,128	7.9	49,341
Truist Bank:
CET1	4.5	6.5	12.6	51,440	11.7	48,387
Tier 1 capital	6.0	8.0	12.6	51,440	11.7	48,387
Total capital	8.0	10.0	14.3	58,172	13.3	55,227
Leverage	4.0	5.0	10.1	51,440	9.2	48,387
Supplementary leverage	3.0	NA	8.5	51,440	7.9	48,387
(1)Truist is subject to an SCB requirement of 2.8% applicable to Truist as of December 31, 2024. Truist’s SCB requirement, received in the 2024 CCAR process, is effective from October 1, 2024 to September 30, 2025. Truist Bank is subject to a CCB requirement of 2.5%. The SCB and CCB are amounts above the minimum levels designed to enhance the capitalization of banks.

As an approved seller/servicer, Truist Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC, and FNMA. At December 31, 2024 and 2023, Truist Bank’s capital was above all required levels specified by these agencies.

Truist Financial Corporation 145

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$143	$—	$143	$—	$—
GSE	41	—	41	—	—
States and political subdivisions	786	—	786	—	—
Corporate and other debt securities	1,679	—	1,679	—	—
Loans	1,671	—	1,671	—	—
Equity securities	413	413	—	—	—
Other	367	267	100	—	—
Total trading assets	5,100	680	4,420	—	—
AFS securities:
U.S. Treasury	14,411	—	14,411	—	—
GSE	403	—	403	—	—
Agency MBS – residential	49,959	—	49,959	—	—
Agency MBS – commercial	2,293	—	2,293	—	—
States and political subdivisions	382	—	382	—	—
Other	16	—	16	—	—
Total AFS securities	67,464	—	67,464	—	—
LHFS at fair value	1,233	—	1,233	—	—
Loans and leases	13	—	—	13	—
Loan servicing rights at fair value	3,708	—	—	3,708	—
Other assets:
Derivative assets	966	1,147	1,675	2	(1,858)
Equity securities	305	298	7	—	—
Total assets	$78,789	$2,125	$74,799	$3,723	$(1,858)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$192	$—	$192	$—	$—
Short-term borrowings:
Securities sold short	1,694	358	1,336	—	—
Other trading liabilities	202	—	202	—	—
Other liabilities:
Derivative liabilities	2,286	569	4,088	43	(2,414)
Total liabilities	$4,374	$927	$5,818	$43	$(2,414)

146 Truist Financial Corporation

December 31, 2023 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$144	$—	$144	$—	$—
GSE	50	—	50	—	—
States and political subdivisions	760	—	760	—	—
Corporate and other debt securities	1,293	—	1,293	—	—
Loans	1,575	—	1,575	—	—
Equity securities	181	181	—	—	—
Other	329	280	49	—	—
Total trading assets	4,332	461	3,871	—	—
AFS securities:
U.S. Treasury	10,041	—	10,041	—	—
GSE	362	—	362	—	—
Agency MBS – residential	51,289	—	51,289	—	—
Agency MBS – commercial	2,248	—	2,248	—	—
States and political subdivisions	425	—	425	—	—
Non-agency MBS	2,981	—	2,981	—	—
Other	20	—	20	—	—
Total AFS securities	67,366	—	67,366	—	—
LHFS at fair value	852	—	852	—	—
Loans and leases	15	—	—	15	—
Loan servicing rights at fair value	3,378	—	—	3,378	—
Other assets:
Derivative assets	951	956	1,867	5	(1,877)
Equity securities	360	245	115	—	—
Total assets	$77,254	$1,662	$74,071	$3,398	$(1,877)
Liabilities:
Short-term borrowings:
Securities sold short	$1,625	$185	$1,440	$—	$—
Other liabilities:
Derivative liabilities	2,597	487	4,171	24	(2,085)
Total liabilities	$4,222	$672	$5,611	$24	$(2,085)
(1)Refer to “Note 19. Derivative Financial Instruments” for additional discussion on netting adjustments.

At December 31, 2024 and December 31, 2023, investments totaling $535 million and $459 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

The following discussion focuses on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Available for Sale and Trading Securities: Securities accounted for at fair value include both the available-for-sale and trading portfolios. The Company uses prices obtained from pricing services, dealer quotes, or recent trades to estimate the fair value of securities. The majority of AFS securities were priced by third-party vendors whereas trading securities are priced internally. The AFS securities and trading securities are subject to IPV. Management independently evaluates the fair values of AFS Securities and trading securities through comparisons to external pricing sources, review of additional information provided by the pricing service and other third-party sources for selected securities and back-testing to compare the price realized on any security sales to the pricing information received from the pricing service. Fair value measurements for trading securities are derived from observable market-based information including overall market conditions, recent trades, comparable securities, broker quotes and FINRA’s Trade Reporting and Compliance Engine data when determining the value of a position. Security prices are also validated through actual cash settlement upon the sale of a security. As described by security type below, additional inputs may be used, or some inputs may not be applicable.

Trading loans: The Company has elected to measure trading loans at fair value. Trading loans are valued primarily using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active by a third-party pricing service. Trading loans include loans held in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans and loans made or acquired in connection with the Company’s TRS business.

U.S. Treasury securities: Treasury securities are valued using quoted prices in active over-the-counter markets.

Truist Financial Corporation 147

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

Derivative assets and liabilities: The Company holds derivative instruments for both trading and risk management purposes. These include exchange-traded futures or option contracts, OTC swaps, options, forwards, interest rate lock commitments, and risk participation agreements. The fair values of derivatives are determined based on quoted market prices and internal pricing models that use market observable assumptions for interest rates, foreign exchange, equity, and credit. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that are not expected to fund and include the value attributable to the net servicing fees. Funding rates are based on the Company’s historical data. The fair value attributable to servicing is based on discounted cash flows, and is impacted by prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Refer to “Note 19. Derivative Financial Instruments” for additional information on derivative assets and liabilities.

148 Truist Financial Corporation

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

Brokered time deposits: The Company has elected to measure certain CDs that contain embedded derivatives at fair value. This fair value election better aligns the economics of the CDs with the Company’s risk management strategies. The Company elects, on an instrument by instrument basis, whether a new issuance will be measured at fair value. The Company has classified CDs measured at fair value as level 2 instruments due to the Company’s ability to observe all significant inputs to model-derived valuations in active markets. The Company employs a discounted cash flow approach based on observable market interest rates for the term of the CD and an estimate of the Bank’s credit risk. For any embedded derivative features, the Company uses the same valuation methodologies as if the derivative feature were a standalone derivative.

Securities sold short: Securities sold short represent debt securities sold short that are entered into as a hedging strategy for the purposes of supporting institutional and retail client trading activities. The fair value of securities sold short is determined in the same manner as trading securities.

Other trading liabilities: Other trading liabilities includes loans sold, but not yet purchased in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans. Loans sold, but not yet purchased are valued primarily using quoted prices for similar instruments in active markets.

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2022	$23	$2,633	$(12)
Total realized and unrealized gains (losses):
Included in earnings	—	801	(323)
Purchases	—	321	—
Issuances	—	482	2
Sales	—	(9)	—
Settlements	(5)	(470)	297
Balance at December 31, 2022	18	3,758	(36)
Total realized and unrealized gains (losses):
Included in earnings	—	86	(36)
Purchases	—	123	—
Issuances	—	270	29
Sales	—	(531)	—
Settlements	(3)	(328)	24
Balance at December 31, 2023	15	3,378	(19)
Total realized and unrealized gains (losses):
Included in earnings	—	234	(61)
Purchases	—	228	—
Issuances	—	205	31
Sales	—	(2)	—
Settlements	(2)	(335)	8
Balance at December 31, 2024	$13	$3,708	$(41)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2024	$—	$234	$(61)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income
Truist Financial Corporation 149

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	December 31, 2024			December 31, 2023
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,671	$1,697	$(26)	$1,575	$1,664	$(89)
Loans and leases	13	14	(1)	15	16	(1)
LHFS at fair value	1,233	1,232	1	852	828	24
Brokered time deposits	192	195	(3)	—	—	—

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end with valuation adjustments recorded during the period. The carrying values represent end of period values, which approximate the fair value. These assets are considered to be Level 3 assets.

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Carrying value:
LHFS	$4	$19
Loans and leases(1)	525	528
Other	147	454
(1)Total loans and leases measured at fair value on a nonrecurring basis still held as of period end were $682 million and $840 million at December 31, 2024 and December 31, 2023, respectively.

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Valuation adjustments:
LHFS	$(17)	$(58)	$(9)
Loans and leases	(1,026)	(894)	(420)
Other	(301)	(305)	(159)

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

150 Truist Financial Corporation

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

		December 31, 2024		December 31, 2023
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$50,640	$40,286	$54,107	$44,630
Loans and leases HFI, net of ALLL	Level 3	301,513	294,190	307,248	300,830
Financial liabilities:
Time deposits	Level 2	36,532	36,377	43,561	43,368
Long-term debt	Level 2	34,956	34,917	38,918	38,353

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $304 million and $295 million at December 31, 2024 and December 31, 2023, respectively.

Truist Financial Corporation 151

NOTE 19. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	December 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$66,585	$—	$—	$17,673	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	17,368	—	—	14,268	—	—
Swaps hedging AFS securities	30,126	—	—	24,178	—	—
Total	47,494	—	—	38,446	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	146,194	488	(1,706)	154,692	637	(1,926)
Written options	9,623	16	(49)	12,883	11	(105)
Purchased options	11,321	29	(1)	21,710	102	(1)
Futures and forwards	4,782	1	(2)	3,211	1	(11)
Foreign exchange contracts:
Swaps	7,397	128	(114)	3,927	57	(57)
Futures and forwards	21,966	311	(270)	18,563	176	(180)
Other	760	5	(4)	1,990	23	(19)
Equity contracts:
Written options	28,228	12	(2,102)	25,835	25	(1,683)
Purchased options	11,956	1,366	(23)	12,796	1,130	(34)
Other	1,730	6	(41)	930	9	(16)
Commodity contracts	10,988	318	(297)	8,367	513	(503)
Credit contracts:
Credit default swaps	685	—	—	325	—	—
Total return swaps	1,485	25	(13)	1,598	41	(7)
Risk participation agreements	7,388	—	(2)	7,499	—	(3)
Total	264,503	2,705	(4,624)	274,326	2,725	(4,545)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	20,696	—	—	15,357	—	—
Written options	1,932	32	(6)	2,538	39	(3)
Purchased options	8,910	60	(46)	12,716	39	(106)
Interest rate lock commitments	939	2	(13)	746	5	(10)
When issued securities, forward rate agreements, forward commitments, and futures	5,261	25	(11)	4,157	20	(18)
Total	37,738	119	(76)	35,514	103	(137)
Total derivatives not designated as hedges	302,241	2,824	(4,700)	309,840	2,828	(4,682)
Total derivatives	$416,320	2,824	(4,700)	$365,959	2,828	(4,682)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,408)	1,408		(1,268)	1,268
Cash collateral (received) posted for amounts subject to master netting arrangements		(450)	1,006		(609)	817
Net amount		$966	$(2,286)		$951	$(2,597)

152 Truist Financial Corporation

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. U.S. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets:

December 31, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,599	$(1,293)	$306	$—	$306
Derivatives not subject to master netting arrangement or similar arrangement	78	—	78	—	78
Exchange traded derivatives	1,147	(565)	582	—	582
Total derivative assets	$2,824	$(1,858)	$966	$—	$966
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,379)	$1,849	$(1,530)	$94	$(1,436)
Derivatives not subject to master netting arrangement or similar arrangement	(752)	—	(752)	—	(752)
Exchange traded derivatives	(569)	565	(4)	—	(4)
Total derivative liabilities	$(4,700)	$2,414	$(2,286)	$94	$(2,192)

December 31, 2023 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,775	$(1,392)	$383	$—	$383
Derivatives not subject to master netting arrangement or similar arrangement	97	—	97	—	97
Exchange traded derivatives	956	(485)	471	—	471
Total derivative assets	$2,828	$(1,877)	$951	$—	$951
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,627)	$1,600	$(2,027)	$151	$(1,876)
Derivatives not subject to master netting arrangement or similar arrangement	(568)	—	(568)	—	(568)
Exchange traded derivatives	(487)	485	(2)	—	(2)
Total derivative liabilities	$(4,682)	$2,085	$(2,597)	$151	$(2,446)

The following table presents the carrying value of hedged items in fair value hedging relationships:

	December 31, 2024			December 31, 2023
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges	Hedged Asset / Liability Basis	Items Currently Designated	Discontinued Hedges
AFS securities(1)(2)	$38,428	$(503)	$15	$51,782	$6	$(5)
Loans and leases	297	—	5	322	—	7
Long-term debt	29,469	(121)	(533)	27,572	(237)	(475)
(1)The amortized cost of AFS securities was $43.6 billion at December 31, 2024 and $62.2 billion at December 31, 2023. Further, as of December 31, 2024, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $30.5 billion, of which $18.0 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.
(2)The decline in hedged AFS securities from December 31, 2023 to December 31, 2024 was due to the balance sheet repositioning in May 2024. Refer to “Note 4. Investment Securities” for additional information.

Truist Financial Corporation 153

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(1,094)	$(340)	$(102)
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Long-term debt	—	—	(12)
Commercial Loans	(359)	(49)	—
Total	$(359)	$(49)	$(12)

The following table summarizes the impact on net interest income related to fair value hedges:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Investment securities:
Amounts related to interest settlements	$469	$427	$102
Recognized on derivatives	978	(651)	598
Recognized on hedged items	(940)	694	(541)
Net income (expense) recognized(1)	507	470	159
Loans and leases:
Recognized on hedged items	(2)	(3)	(3)
Long-term debt:
Amounts related to interest settlements	(203)	(192)	(64)
Recognized on derivatives	(45)	(136)	(840)
Recognized on hedged items	(58)	149	1,014
Net income (expense) recognized	(306)	(179)	110
Net income (expense) recognized, total	$199	$288	$266
(1)Includes $40 million of income recognized for the year ended December 31, 2024, and $44 million for the year ended December 31, 2023 from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
154 Truist Financial Corporation

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(722)	$(106)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	(139)	(194)
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	261	(203)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(180)	$(64)
Portion of pre-tax net gain (loss) on terminated hedges to be recognized as a change in interest during the next 12 months	(116)	(60)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $373 million at December 31, 2024 and $413 million at December 31, 2023.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2024	2023	2022
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$61	$104	$197
Foreign exchange contracts	Investment banking and trading income and other income	236	7	236
Equity contracts	Investment banking and trading income, other income, and personnel expense	45	(29)	5
Credit contracts	Investment banking and trading income and other income	(35)	(112)	53
Commodity contracts	Investment banking and trading income	13	21	11
Mortgage banking:
Interest rate contracts – residential	Mortgage banking income	4	37	596
Interest rate contracts – commercial	Mortgage banking income	—	(1)	(1)
MSRs:
Interest rate contracts – residential	Mortgage banking income	(247)	(137)	(792)
Interest rate contracts – commercial	Mortgage banking income	(10)	(3)	(22)
Total		$67	$(113)	$283

Truist Financial Corporation 155

Credit Derivative Instruments

As part of the Company’s investment banking and capital market business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At December 31, 2024, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Risk participation agreements:
Maximum potential amount of exposure	$381	$520
Total return swaps:
Cash received for variation margin	25	41
Cash and other collateral received for initial margin	329	396

The following table summarizes collateral positions with counterparties, excluding cash and other collateral received for total return swaps’ initial margin:

(Dollars in millions)	Dec 31, 2024	Dec 31, 2023
Dealer and other counterparties:
Cash and other collateral received from counterparties	$450	$609
Derivatives in a net gain position secured by collateral received	539	735
Unsecured positions in a net gain with counterparties after collateral postings	89	126
Cash collateral posted to counterparties	1,006	960
Derivatives in a net loss position secured by collateral	1,200	1,052
Central counterparties clearing:
Cash collateral, including initial margin, posted to central clearing parties	44	14
Derivatives in a net loss position	—	8
Derivatives in a net gain position	4	2
Securities pledged to central counterparties clearing	517	1,249
156 Truist Financial Corporation

NOTE 20. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2024	2023	2022
Net income (loss) available to common shareholders from continuing operations	$(394)	$(1,864)	$5,446
Net income available to common shareholders from discontinued operations	4,863	412	481
Net income (loss) available to common shareholders	$4,469	$(1,452)	$5,927
Weighted average number of common shares	1,331,087	1,331,963	1,328,120
Effect of dilutive outstanding equity-based awards(1)	—	—	10,342
Weighted average number of diluted common shares	1,331,087	1,331,963	1,338,462
Basic earnings from continuing operations	$(0.30)	$(1.40)	$4.10
Basic earnings from discontinued operations	3.66	0.31	0.36
Basic EPS	$3.36	$(1.09)	$4.46
Diluted earnings from continuing operations	$(0.30)	$(1.40)	$4.07
Diluted earnings from discontinued operations	3.66	0.31	0.36
Diluted EPS	$3.36	$(1.09)	$4.43
Anti-dilutive awards	13,831	11,143	93
(1)For periods ended with a net loss available to common shareholders from continuing operations, the calculation of GAAP diluted EPS uses the basic weighted average shares outstanding.

Truist Financial Corporation 157

NOTE 21. Operating Segments

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

Following the segment realignment, Truist operates and measures business activity across two segments: CSBB and WB, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. The Chairman and CEO is the Truist CODM. The CODM regularly reviews segment net income and its significant components in comparison to expected results as part of evaluating segment performance and optimizing resource allocation. In this regular review, segment net income typically excludes amortization of intangibles, restructuring charges, and goodwill impairment which are separately presented in the table below.

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

Consumer and Small Business Banking

CSBB serves retail, premier, and small business clients, providing transaction, money market, savings, time deposits and payment services, credit cards, loans, and mortgages through digital banking, an extensive network of community banking branches, ATMs, virtual service centers, and other channels. Lending solutions include personal and unsecured loans originated through the branch network and digital channels; national indirect lending services providing a comprehensive set of technology-enabled consumer lending solutions, including point-of-sale offerings for autos, recreational vehicles, outdoor power sports, outdoor power equipment, and home improvement; and real estate lending providing residential mortgages through its retail, direct, and correspondent channels, and home equity loans delivered through the branch network.

Wholesale Banking

WB segment provides a comprehensive set of products, solutions, and advisory services to commercial, corporate, institutional and wealth clients. Banking expertise and product capabilities are delivered through a combination of regional coverage across the Truist footprint and national industry coverage for real estate, and investment banking and capital markets clients. The segment works with clients to meet their core banking needs, including traditional and specialized credit solutions and commercial payments to manage deposits and liquidity, payables, and receivables. Through investment banking capabilities, clients have full access to strategic advisory services, debt and equity capital markets, leveraged finance, and securitizations, with distribution channels and market making across both fixed income and equity markets. The segment also invests in certain affordable housing, New Market Tax Credit, and renewable energy tax credit investments. For additional information on these investments, see “Note 16. Commitments and Contingencies”. The wealth business delivers asset management, trust, brokerage, and investment management, as well as specialized commercial products to Truist clients, while aligning closely with regional and industry banking coverage.

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most bank-owned real estate assets, as well as the Company’s functional activities such as finance, enterprise risk, legal, and enterprise technology and management, among others. Additionally, OT&C houses intersegment eliminations, including intersegment net referral fees and residual interest rate risk.

Truist promotes revenue growth by bringing the full breadth and depth of Truist’s products and services to meet clients’ financial needs. The objective is to deepen client relationships by providing Truist’s entire suite of products to its clients with the end goal of providing clients the best financial experience in the marketplace. Revenues of certain products and services are reflected in the results of the segment providing those products and services and are also allocated to CSBB and WB. These allocated revenues between segments are reflected as net referral fees in noninterest income and eliminated in OT&C.

158 Truist Financial Corporation

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

Noninterest income includes inter-segment referral fees, as well as federal and state tax credits that are grossed up for the WB segment on a pre-tax equivalent basis, related primarily to certain community development investments. Recoveries for these allocations are reported in OT&C.

Corporate expense allocations, including overhead or functional expenses that are not directly charged to the segments, are allocated to segments based on various drivers (number of FTEs, number of accounts, loan balances, net revenue, etc.). Recoveries for these allocations are reported in OT&C. Effective October 1, 2024, the Company’s corporate expense allocation methodology was enhanced to allocate certain overhead or functional expenses based on actual OT&C noninterest expense performance. Prior period results have been revised for the CSBB, WB, and OT&C segments to conform to the current allocation methodology.

As a result of the methodology change, CSBB noninterest expense increased $267 million and $639 million for the years ended December 31, 2023 and 2022, respectively, with an off-setting decrease in OT&C noninterest expense. For the same reason, WB noninterest expense increased $325 million and $101 million for the years ended December 31, 2023 and 2022, respectively, with an off-setting decrease in OT&C noninterest expense.

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

Truist Financial Corporation 159

The following table presents results by segment:

Year Ended December 31, (Dollars in millions)	CSBB			WB			OT&C(1)			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net interest income (expense)	$5,288	$5,948	$6,676	$8,499	$9,166	$5,988	$304	$(590)	$1,649	$14,091	$14,524	$14,313
Net intersegment interest income (expense)	5,220	4,666	3,072	(1,877)	(2,190)	608	(3,343)	(2,476)	(3,680)	—	—	—
Segment net interest income	10,508	10,614	9,748	6,622	6,976	6,596	(3,039)	(3,066)	(2,031)	14,091	14,524	14,313
Allocated provision for credit losses	1,308	1,116	864	562	999	(90)	—	(6)	3	1,870	2,109	777
Noninterest income	2,041	2,011	2,108	4,053	3,602	3,922	(6,907)	(115)	(370)	(813)	5,498	5,660
Personnel expense	1,627	1,746	1,851	2,288	2,341	2,383	2,591	2,429	2,324	6,506	6,516	6,558
Amortization of intangibles	181	210	252	161	185	203	3	—	—	345	395	455
Restructuring charges	4	51	51	29	137	12	87	132	403	120	320	466
Goodwill impairment	—	3,361	—	—	2,717	—	—	—	—	—	6,078	—
Other direct noninterest expense(2)	1,115	1,221	1,227	750	796	726	3,173	3,352	2,735	5,038	5,369	4,688
Total direct noninterest expense	2,927	6,589	3,381	3,228	6,176	3,324	5,854	5,913	5,462	12,009	18,678	12,167
Expense allocations	3,725	3,695	3,369	1,908	2,331	1,611	(5,633)	(6,026)	(4,980)	—	—	—
Total noninterest expense	6,652	10,284	6,750	5,136	8,507	4,935	221	(113)	482	12,009	18,678	12,167
Income (loss) before income taxes from continuing operations	4,589	1,225	4,242	4,977	1,072	5,673	(10,167)	(3,062)	(2,886)	(601)	(765)	7,029
Provision (benefit) for income taxes	1,099	1,099	1,014	993	726	1,227	(2,648)	(1,087)	(991)	(556)	738	1,250
Segment net income (loss) from continuing operations	$3,490	$126	$3,228	$3,984	$346	$4,446	$(7,519)	$(1,975)	$(1,895)	$(45)	$(1,503)	$5,779

Identifiable assets (period end) of continuing operations	$147,032	$146,447	$162,596	$206,179	$209,422	$215,197	$177,965	$171,825	$169,807	$531,176	$527,694	$547,600
(1)As described above, includes the Company’s investment securities portfolio, most long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management, most bank-owned real estate assets, as well as functional activities such as finance, enterprise risk, legal, and enterprise technology and management. Additionally, houses intersegment eliminations, including for residual interest rate risk, intersegment net referral fees, and expense allocations. May also include financial data from business units below the quantitative and qualitative thresholds requiring disclosure.
(2)Other direct noninterest expense within the table above includes expenses for occupancy and equipment, professional fees and outside processing, regulatory costs, and other expenses.

160 Truist Financial Corporation

NOTE 22. Parent Company Financial Information

Parent Company - Condensed Balance Sheets (Dollars in millions)	December 31,
	2024	2023
Assets:
Cash and due from banks	$21	$22
Interest-bearing deposits with banks	11,170	11,264
AFS securities at fair value	222	218
Advances to / receivables from subsidiaries:
Banking	11,292	8,044
Nonbank	224	396
Total advances to / receivables from subsidiaries	11,516	8,440
Investment in subsidiaries:
Banking	60,832	57,994
Nonbank	4,742	4,666
Total investment in subsidiaries	65,574	62,660
Other assets	293	258
Total assets	$88,796	$82,862
Liabilities and Shareholders’ Equity:
Short-term borrowings	$137	$196
Long-term debt	24,596	23,267
Other liabilities	384	298
Total liabilities	25,117	23,761
Total shareholders’ equity	63,679	59,101
Total liabilities and shareholders’ equity	$88,796	$82,862

Parent Company - Condensed Income and Comprehensive Income Statements (Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Income:
Dividends from subsidiaries:
Banking	$7,224	$4,925	$4,800
Nonbank	137	72	170
Total dividends from subsidiaries	7,361	4,997	4,970
Interest and other income from subsidiaries	732	359	100
Other income	47	25	27
Total income	8,140	5,381	5,097
Expenses:
Interest expense	1,382	957	369
Other expenses	130	142	131
Total expenses	1,512	1,099	500
Income before income taxes and equity in undistributed earnings of subsidiaries	6,628	4,282	4,597
Income tax benefit	163	180	50
Income before equity in undistributed earnings of subsidiaries	6,791	4,462	4,647
Equity in undistributed earnings (losses) of subsidiaries in excess of dividends from subsidiaries	(1,951)	(5,509)	1,620
Net income (loss)	4,840	(1,047)	6,267
Total OCI	4,293	1,095	(11,997)
Total comprehensive income	$9,133	$48	$(5,730)

Truist Financial Corporation 161

Parent Company - Statements of Cash Flows (Dollars in millions)	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$4,840	$(1,047)	$6,267
Adjustments to reconcile net income to net cash from operating activities:
Equity in (earnings) losses of subsidiaries in excess of dividends from subsidiaries	1,951	5,509	(1,620)
Other, net	156	502	(449)
Net cash from operating activities	6,947	4,964	4,198
Cash Flows From Investing Activities:
Proceeds from maturities, calls, and paydowns of AFS securities	12	11	31
Purchases of AFS securities	(9)	(8)	(9)
Investment in subsidiaries	(323)	(905)	(4,142)
Advances to subsidiaries	(22,643)	(18,037)	(4,110)
Proceeds from repayment of advances to subsidiaries	19,664	12,383	6,813
Net cash from acquisitions and divestitures	78	—	—
Other, net	(1)	4	14
Net cash from investing activities	(3,222)	(6,552)	(1,403)
Cash Flows From Financing Activities:
Net change in short-term borrowings	(59)	(174)	(439)
Net issuance (repayment) of long-term debt	1,375	5,888	1,700
Repurchase of common stock	(1,000)	—	(250)
Redemption of preferred stock	(750)	—	—
Cash dividends paid on common and preferred stock	(3,135)	(3,131)	(2,989)
Other, net	(251)	(599)	(205)
Net cash from financing activities	(3,820)	1,984	(2,183)
Net Change in Cash and Cash Equivalents	(95)	396	612
Cash and Cash Equivalents, January 1	11,286	10,890	10,278
Cash and Cash Equivalents, December 31	$11,191	$11,286	$10,890

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

Dividend payments to the Parent Company by Truist Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends are restricted by regulatory minimum capital requirements.

162 Truist Financial Corporation

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Truist Financial Corporation 163

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

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation 2012 Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.3*	Truist Financial Corporation Nonqualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.4*	First Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.5*	Second Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.6*	Third Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 23, 2022.
10.7*	Fourth Amendment to the Truist Financial Corporation Non-Qualified Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 23, 2022.
10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
164 Truist Financial Corporation

Exhibit No.	Description	Location
10.9*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.10*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.11*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2019).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2019.
10.12*	SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of August 11, 2015	Incorporated by reference to Exhibit 10.1 to SunTrust's Current Report on Form 8-K, filed August 13, 2015.
10.13*	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed August 9, 2011.
10.14*	Further amended by Amendment Number One, effective as of January 1, 2012	Incorporated herein by reference to Exhibit 10.10 to SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.15*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.16*	Form of Restricted Stock Unit Agreement (Category 2 Employee) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.17*	Form of Restricted Stock Unit Agreement (Senior Executive) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.18*	Form of LTIP Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.19*	Form of Performance Unit Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.20*	Truist Financial Corporation Nonqualified Defined Contribution Plan	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 24, 2021.
10.21*	Master Trust Agreement (Nonqualified Plans) between Truist Financial Corporation and Fidelity Management Trust Company	Incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K, filed February 24, 2021.
10.22*	Truist Financial Corporation 401(k) Savings Plan	Incorporated herein by reference to Exhibit 10.64 of the Annual Report on Form 10-K, filed February 24, 2021.
10.23*	First Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 23, 2022.
10.24*	Second Amendment to the Truist Financial Corporation 401(k) Saving Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.63 of the Annual Report on Form 10-K, filed February 23, 2022.
10.25*	Third Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.55 of the Annual Report on Form 10-K, filed February 28, 2023.
10.26*	Fourth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K, filed February 28, 2023.
10.27*	SunTrust Banks, Inc. Directors Deferred Compensation Plan, amended and restated as of January 1, 2009	Incorporated by reference to Exhibit 10.1 to the SunTrust Current Report on Form 8-K, filed January 7, 2009.
10.28*	Amendment Number One to the SunTrust Banks, Inc. Directors Deferred Compensation Plan, effective as of January 1, 2018	Incorporated herein by reference to Exhibit 10.14 of SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.29*	First Amendment to BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated January 1, 2005)	Incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K, filed February 24, 2021.
10.30*	2020 Amendment to the Truist Financial Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan	Incorporated herein by reference to Exhibit 10.67 of the Annual Report on Form 10-K, filed February 23, 2022.
10.31*	Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.65 of the Annual Report on Form 10-K, filed February 24, 2021.
10.32*	First Amendment to Qualified Trust Agreement between Truist Financial Corporation and Fidelity Management Trust Company (July 15, 2020)	Incorporated herein by reference to Exhibit 10.66 of the Annual Report on Form 10-K, filed February 24, 2021.
10.33*	Truist Financial Corporation 2022 Incentive Plan	Incorporated by reference to Annex B to the Corporation’s Definitive Proxy Statement (filed on March 14, 2022).
Truist Financial Corporation 165

Exhibit No.	Description	Location
10.34*	Form of Employee Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 5, 2022.
10.35*	Form of Executive Severance and Noncompetition Agreement.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 31, 2022.
10.36*	Form of Restricted Stock Unit Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.37*	Form of Performance Unit Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.38*	Form of Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.39*	Form of LTIP Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.40*	Form of LTIP Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.41*	2023 Employment Agreement by and between Truist Insurance Holdings, Inc. and John Howard.	Incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.42*	Truist Financial Corporation Non-Qualified Deferred Compensation Trust	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 31, 2023.
10.43*	First Amendment and Resolutions to the Truist Financial Corporation Non-Qualified Defined Contribution Plan	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed July 31, 2023.
10.44*	Sixth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 31, 2023.
10.45*	Fifth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 31, 2023.
10.46*	Second Amendment to the Truist Financial Corporation Non-Qualified Defined Contribution Plan	Incorporated herein by reference to Exhibit 10.54 of the Annual Report on Form 10-K, filed February 27, 2024.
10.47*	Second Amendment to Master Trust Agreement (Non-Qualified Plans) between Fidelity Management Trust Company and Truist Financial Corporation	Incorporated herein by reference to Exhibit 10.55 of the Annual Report on Form 10-K, filed February 27, 2024.
10.48*	Third Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K, filed February 27, 2024.
10.49*	Fourth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.57 of the Annual Report on Form 10-K, filed February 27, 2024.
10.50*	Fifth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.58 of the Annual Report on Form 10-K, filed February 27, 2024.
10.51*	Seventh Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.59 of the Annual Report on Form 10-K, filed February 27, 2024.
10.52*	Sixth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.60 of the Annual Report on Form 10-K, filed February 27, 2024.
10.53*	Seventh Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.61 of the Annual Report on Form 10-K, filed February 27, 2024.
10.54*	2023 Amended and Restated Management Change of Control, Severance, and Noncompetition Plan	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 27, 2024.
10.55*	Form of Restricted Stock Unit Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.56*	Form of Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.57*	Form of LTIP Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
166 Truist Financial Corporation

Exhibit No.	Description	Location
10.58*	Third Amendment to the Truist Financial Corporation Non-Qualified Defined Contribution Plan	Incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.59*	Fifth Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.60*	Eighth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.61*	Eighth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Incorporated herein by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.62*	Form of Performance Unit Award Agreement (Senior Executive) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 8, 2024.
10.63*	Form of Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 1, 2024.
10.64*	Form of LTIP Award Agreement for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 1, 2024.
10.65*	Ninth Amendment to the Truist Financial Corporation Pension Plan (October 1, 2020 Restatement)	Filed herewith.
10.66*	Third Amendment to the Truist Financial Corporation Non-Qualified Defined Contribution Plan (June 1, 2020 Restatement)	Filed herewith.
10.67*	Fifth Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement)	Filed herewith.
10.68*	Ninth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
10.69*	Tenth Amendment to the Truist Financial Corporation 401(k) Savings Plan (August 1, 2020 Restatement)	Filed herewith.
10.70*	Transition Agreement, Waiver, and Release between the Parent Company, on behalf of Truist, and Hugh S. Cummins III	Filed herewith.
10.71*	Truist Financial Corporation Executive Severance Plan	Filed herewith.
10.72*	2025 Amended and Restated Management Change of Control, Severance, and Noncompetition Plan	Filed herewith.
10.73*	Letter Agreement, dated November 13, 2024, between Truist and Clarke R. Starnes III	Filed herewith.
10.74*	Employment Offer Letter to Kristin Lesher, dated November 3, 2023	Filed herewith.
19.1	Corporate Insider Trading Policy	Filed herewith.
19.2	Corporate Trading Policy	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.
22†	List of Subsidiary Issuers of Guaranteed Securities.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
97*	Executive Compensation Recoupment Policy	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits101).	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.
Truist Financial Corporation 167

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2025:

Truist Financial Corporation
(Registrant)
/s/ William H. Rogers Jr.
William H. Rogers Jr.
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

/s/ William H. Rogers Jr.	Chairman and Chief Executive Officer	February 25, 2025
William H. Rogers Jr.

/s/ Michael B. Maguire	Senior Executive Vice President and Chief Financial Officer	February 25, 2025
Michael B. Maguire	(Principal Financial Officer)

/s/ Cynthia B. Powell	Executive Vice President and Corporate Controller	February 25, 2025
Cynthia B. Powell	(Principal Accounting Officer)

/s/ Jennifer S. Banner	Director	February 25, 2025
Jennifer S. Banner

/s/ K. David Boyer, Jr.	Director	February 25, 2025
K. David Boyer, Jr.

/s/ Agnes Bundy Scanlan	Director	February 25, 2025
Agnes Bundy Scanlan

/s/ Dallas S. Clement	Director	February 25, 2025
Dallas S. Clement

/s/ Linnie M. Haynesworth	Director	February 25, 2025
Linnie M. Haynesworth

/s/ Donna S. Morea	Director	February 25, 2025
Donna S. Morea

/s/ Charles A. Patton	Director	February 25, 2025
Charles A. Patton

/s/ Thomas E. Skains	Director	February 25, 2025
Thomas E. Skains

/s/ Laurence Stein	Director	February 25, 2025
Laurence Stein

/s/ Bruce L. Tanner	Director	February 25, 2025
Bruce L. Tanner

/s/ Steven C. Voorhees	Director	February 25, 2025
Steven C. Voorhees
168 Truist Financial Corporation