Form 10-Q
period 2025-03-31
TRUIST FINANCIAL CORP
filed 2025-04-30
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2025
Commission File Number: 1-10853

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

At March 31, 2025, 1,309,538,961 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AD and CL	Acquisition and development and commercial land
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CP	Construction and permanent
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment
DIF	Deposit Insurance Fund administered by the FDIC
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
IPV	Independent price verification
IRR	Interest rate risk
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing rights
NA	Not applicable
NII	Net interest income
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
Truist Financial Corporation 1

Term	Definition
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share
TE	Taxable-equivalent
TIH	Truist Insurance Holdings, LLC, an entity sold on May 6, 2024
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment
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
•our ability to manage and mitigate physical-security and cybersecurity risks, including denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Mar 31, 2025	Dec 31, 2024
Assets
Cash and due from banks	$5,996	$5,793
Interest-bearing deposits with banks	36,175	33,975
Securities borrowed or purchased under agreements to resell	2,810	2,550
Trading assets at fair value	5,838	5,100
AFS securities at fair value	68,012	67,464
HTM securities (fair value of $40,438 and $40,286, respectively)	49,876	50,640
LHFS (including $917 and $1,233 at fair value, respectively)	1,114	1,388
Loans and leases (including $12 and $13 at fair value, respectively)	308,638	306,383
ALLL	(4,870)	(4,857)
Loans and leases, net of ALLL	303,768	301,526
Premises and equipment	3,168	3,225
Goodwill	17,125	17,125
CDI and other intangible assets	1,473	1,550
Loan servicing rights at fair value	3,628	3,708
Other assets (including $1,324 and $1,271 at fair value, respectively)	36,916	37,132
Total assets	$535,899	$531,176
Liabilities
Noninterest-bearing deposits	$108,461	$107,451
Interest-bearing deposits (including $279 and $192 at fair value, respectively)	295,275	283,073
Short-term borrowings (including $2,329 and $1,896 at fair value, respectively)	23,730	29,205
Long-term debt	32,030	34,956
Other liabilities (including $1,763 and $2,286 at fair value, respectively)	11,768	12,812
Total liabilities	471,264	467,497
Shareholders’ Equity
Preferred stock	5,907	5,907
Common stock, $5 par value	6,548	6,580
Additional paid-in capital	35,178	35,628
Retained earnings	24,252	23,777
AOCI, net of deferred income taxes	(7,250)	(8,213)
Total shareholders’ equity	64,635	63,679
Total liabilities and shareholders’ equity	$535,899	$531,176
Common shares outstanding	1,309,539	1,315,936
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	216	216
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended March 31,
	2025	2024
Interest Income
Interest and fees on loans and leases	$4,493	$4,865
Interest on securities	975	805
Interest on other earning assets	520	514
Total interest income	5,988	6,184
Interest Expense
Interest on deposits	1,736	1,964
Interest on long-term debt	409	482
Interest on other borrowings	336	366
Total interest expense	2,481	2,812
Net Interest Income	3,507	3,372
Provision for credit losses	458	500
Net Interest Income After Provision for Credit Losses	3,049	2,872
Noninterest Income
Wealth management income	344	356
Investment banking and trading income	273	323
Card and payment related fees	220	224
Service charges on deposits	230	225
Mortgage banking income	108	97
Lending related fees	95	96
Operating lease income	53	59
Securities gains (losses)	(1)	—
Other income	70	66
Total noninterest income	1,392	1,446
Noninterest Expense
Personnel expense	1,587	1,630
Professional fees and outside processing	364	278
Software expense	230	224
Net occupancy expense	163	160
Equipment expense	82	88
Amortization of intangibles	75	88
Marketing and customer development	75	56
Operating lease depreciation	35	40
Regulatory costs	69	152
Restructuring charges	38	51
Other expense	188	186
Total noninterest expense	2,906	2,953
Earnings
Income before income taxes	1,535	1,365
Provision for income taxes	274	232
Net income from continuing operations	1,261	1,133
Net income from discontinued operations	—	67
Net income	1,261	1,200
Noncontrolling interests from discontinued operations	—	3
Preferred stock dividends and other	104	106
Net income available to common shareholders	$1,157	$1,091
Basic earnings from continuing operations	$0.88	$0.77
Basic EPS	0.88	0.82
Diluted earnings from continuing operations	0.87	0.76
Diluted EPS	0.87	0.81
Basic weighted average shares outstanding	1,307,457	1,335,091
Diluted weighted average shares outstanding	1,324,339	1,346,904

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2025	2024
Net income	$1,261	$1,200
OCI, net of tax:
Net change in net pension and postretirement costs	5	1
Net change in cash flow hedges	429	(190)
Net change in AFS securities	478	(576)
Net change in HTM securities	50	51
Other, net	1	(2)
Total OCI, net of tax	963	(716)
Total comprehensive income	$2,224	$484
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$1	$—
Net change in cash flow hedges	133	(58)
Net change in AFS securities	149	(177)
Net change in HTM securities	15	15
Total income taxes related to OCI	$298	$(220)

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2024	1,333,743	$6,673	$6,669	$36,177	$22,088	$(12,506)	$152	$59,253
Net income	—	—	—	—	1,197	—	3	1,200
OCI	—	—	—	—	—	(716)	—	(716)
Issued in connection with equity awards, net	4,353	—	21	(43)	(2)	—	—	(24)
Cash dividends declared on common stock	—	—	—	—	(694)	—	—	(694)
Cash dividends declared on preferred stock	—	—	—	—	(106)	—	—	(106)
Equity-based compensation expense	—	—	—	63	—	—	—	63
Other, net	—	—	—	—	—	—	77	77
Balance, March 31, 2024	1,338,096	$6,673	$6,690	$36,197	$22,483	$(13,222)	$232	$59,053
Balance, January 1, 2025	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$—	$63,679
Net income	—	—	—	—	1,261	—	—	1,261
OCI	—	—	—	—	—	963	—	963
Issued in connection with equity awards, net	4,858	—	24	(83)	(3)	—	—	(62)
Repurchase of common stock, including excise tax	(11,255)	—	(56)	(447)	—	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(679)	—	—	(679)
Cash dividends declared on preferred stock	—	—	—	—	(104)	—	—	(104)
Equity-based compensation expense	—	—	—	80	—	—	—	80
Balance, March 31, 2025	1,309,539	$5,907	$6,548	$35,178	$24,252	$(7,250)	$—	$64,635

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$1,261	$1,200
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	458	500
Depreciation	145	164
Amortization of intangibles	75	109
Net change in operating assets and liabilities:
LHFS	316	(349)
Pension asset	(72)	(57)
Derivative assets and liabilities	(613)	255
Trading assets	(738)	(936)
Other assets and other liabilities	(276)	(1,985)
Other, net	190	109
Net cash from operating activities	746	(990)
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	722	6
Proceeds from maturities, calls and paydowns of AFS securities	3,906	3,923
Purchases of AFS securities	(4,143)	(3,807)
Proceeds from maturities, calls and paydowns of HTM securities	833	808
Originations of loans and leases, net of principal collected	(2,445)	4,515
Purchases of loans and leases	(500)	(39)
Sales of loans and leases	174	216
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(260)	287
Other, net	82	(6)
Net cash from investing activities	(1,631)	5,903
Cash Flows From Financing Activities:
Net change in deposits	13,212	(1,599)
Net change in short-term borrowings	(5,462)	1,493
Proceeds from issuance of long-term debt	552	8,130
Repayment of long-term debt	(3,669)	(7,750)
Repurchase of common stock	(500)	—
Cash dividends paid on common stock	(679)	(694)
Cash dividends paid on preferred stock	(104)	(106)
Other, net	(62)	(46)
Net cash from financing activities	3,288	(572)
Net Change in Cash and Cash Equivalents	2,403	4,341
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	39,768	30,644
Cash and Cash Equivalents of Continuing and Discontinued Operations, March 31	$42,171	$34,985
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$2,378	$2,826
Income taxes	38	30
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
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 should be referred to in connection with these unaudited interim consolidated financial statements. The Company updated its accounting policies in connection with recently adopted accounting standards, as applicable, which are described in this footnote. There were no other significant changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 that could have a material effect on the Company’s financial statements.

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

Changes in Accounting Principles and Effects of New Accounting Standards

The following table provides a summary of significant accounting standards not yet adopted:

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Improvements to Income Tax Disclosures / December 31, 2025	Improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.
Expense Disaggregation Disclosures / December 31, 2027	Introduces new requirements to disclose additional information about certain types of expenses, including employee compensation, depreciation, intangible asset amortization, and selling expenses. Banks that present a caption for salaries and benefits under SEC rules would be permitted to retain their current definition.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.

Truist Financial Corporation 9

NOTE 2. Discontinued Operations

On February 20, 2024, the Company entered into an agreement to sell the remaining stake of the common equity in TIH to an investor group led by Stone Point Capital LLC and Clayton, Dubilier & Rice for a purchase price that implied an enterprise value for TIH of $15.5 billion. The divestiture of TIH represented a strategic shift that had a major effect on our operations and financial results. The Company reclassified all of the assets and liabilities of TIH to discontinued operations in connection with the announcement of the disposition of the business. As such, financial information attributed to TIH has been recast to reflect discontinued operations for the periods presented herein. On May 6, 2024, the Company completed the sale.

The following footnotes exclude discontinued operations for TIH, unless otherwise noted: “Note 6. Goodwill and Other Intangible Assets,” “Note 8. Other Assets and Liabilities,” “Note 12. Income Taxes,” “Note 13. Benefit Plans,” “Note 17. Computation of EPS,” and “Note 18. Operating Segments.”

The following presents operating results of TIH classified as discontinued operations:

Three Months Ended March 31, 2024 (Dollars in millions)
Interest Income
Interest on other earning assets	$24
Total interest income	24
Noninterest income
Insurance income	892
Other income	5
Total noninterest income	897
Noninterest expense
Personnel expense	634
Professional fees and outside processing	48
Software expense	17
Net occupancy expense	15
Equipment expense	9
Amortization of intangibles	21
Marketing and customer development	10
Restructuring charges	19
Other expense	58
Total noninterest expense	831
Earnings
Income before income taxes from discontinued operations	90
Provision for income taxes	23
Net income from discontinued operations	67
Noncontrolling interests	3
Net income from discontinued operations attributable to controlling interest	$64

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

Three Months Ended March 31, 2024 (Dollars in millions)
Net cash from operating activities	$(346)
Net cash from investing activities	(4)
Net cash from financing activities	373

10 Truist Financial Corporation

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

The agreements that govern the Company's securities financing transactions provide for a right of setoff in the event of default or bankruptcy with respect to either party to such transactions. The following table presents the Company's securities financing transactions, including those executed under master netting (or similar) arrangements. Refer to "Note 16. Derivative Financial Instruments" for information about the Company's derivative instruments subject to master netting (or similar) arrangements.

	March 31, 2025			December 31, 2024
(Dollars in millions)	Amount in Consolidated Balance Sheets(1)	Received/Pledged Financial Instruments(2)	Net Amount	Amount in Consolidated Balance Sheets(1)	Received/Pledged Financial Instruments(2)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,470	$(1,464)	$6	$1,322	$(1,313)	$9
Securities borrowed	1,340	(1,306)	34	1,228	(1,192)	36
Total securities borrowed or purchased under agreements to resell	$2,810	$(2,770)	$40	$2,550	$(2,505)	$45
Liabilities:
Securities sold under agreements to repurchase	$(2,778)	$2,778	$—	$(9,675)	$9,675	$—
(1)There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.
(2)The fair value of received/pledged financial instruments is limited to the carrying amount of the associated asset or liability. The fair value of collateral received that was permitted to be sold or repledged was $2.8 billion as of March 31, 2025 and $2.5 billion as of December 31, 2024. Of the fair value of collateral permitted to be resold or repledged, the fair value of securities repledged or resold was $2.1 billion as of March 31, 2025 and $1.6 billion as of December 31, 2024.

The following table presents additional information related to the Company’s securities sold under agreements to repurchase, by collateral type and remaining contractual maturity:

	March 31, 2025				December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 days	30-90 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$—	$100	$503	$603	$—	$2,445	$300	$2,745
State and Municipal	337	14	—	351	350	100	—	450
Agency MBS – residential	—	1,000	—	1,000	—	5,750	—	5,750
Corporate and other debt securities	563	261	—	824	450	280	—	730
Total securities sold under agreements to repurchase	$900	$1,375	$503	$2,778	$800	$8,575	$300	$9,675

Truist Financial Corporation 11

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

March 31, 2025 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$14,334	$140	$(16)	$124	$14,458
GSE	469	3	(28)	(25)	444
Agency MBS – residential	55,183	98	(5,012)	(4,914)	50,269
Agency MBS – commercial	3,067	3	(604)	(601)	2,466
States and political subdivisions	370	10	(20)	(10)	360
Other	16	—	(1)	(1)	15
Total AFS securities, excluding portfolio level basis adjustments	73,439	254	(5,681)	(5,427)	68,012
Portfolio level basis adjustments(1)	(70)			70	—
Total AFS securities	$73,369	$254	$(5,681)	$(5,357)	$68,012
HTM securities:
Agency MBS – residential	$49,876	$—	$(9,438)	$(9,438)	$40,438

December 31, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$14,279	$156	$(24)	$132	$14,411
GSE	441	1	(39)	(38)	403
Agency MBS – residential	55,769	6	(5,816)	(5,810)	49,959
Agency MBS – commercial	2,938	—	(645)	(645)	2,293
States and political subdivisions	390	11	(19)	(8)	382
Other	16	—	—	—	16
Total AFS securities, excluding portfolio level basis adjustments	73,833	174	(6,543)	(6,369)	67,464
Portfolio level basis adjustments(1)	(385)			385	—
Total AFS securities	$73,448	$174	$(6,543)	$(5,984)	$67,464
HTM securities:
Agency MBS – residential	$50,640	$—	$(10,354)	$(10,354)	$40,286
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 16. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	March 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$29,331	$24,928
FHLMC	29,693	25,086

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

12 Truist Financial Corporation

	Amortized Cost					Fair Value
March 31, 2025 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,251	$8,919	$426	$738	$14,334	$4,274	$9,028	$424	$732	$14,458
GSE	2	—	1	466	469	2	—	1	441	444
Agency MBS – residential	—	86	362	54,735	55,183	—	84	347	49,838	50,269
Agency MBS – commercial	—	109	135	2,823	3,067	—	110	131	2,225	2,466
States and political subdivisions	21	66	147	136	370	21	68	145	126	360
Other	—	8	8	—	16	—	7	8	—	15
Total AFS securities	$4,274	$9,188	$1,079	$58,898	$73,439	$4,297	$9,297	$1,056	$53,362	$68,012
HTM securities:
Agency MBS – residential	$—	$—	$—	$49,876	$49,876	$—	$—	$—	$40,438	$40,438

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2025 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,420	$(4)	$244	$(12)	$2,664	$(16)
GSE	106	(1)	214	(27)	320	(28)
Agency MBS – residential	10,845	(146)	26,761	(4,866)	37,606	(5,012)
Agency MBS – commercial	35	—	2,133	(604)	2,168	(604)
States and political subdivisions	184	(17)	37	(3)	221	(20)
Other	8	—	7	(1)	15	(1)
Total	$13,598	$(168)	$29,396	$(5,513)	$42,994	$(5,681)
HTM securities:
Agency MBS – residential	$—	$—	$40,438	$(9,438)	$40,438	$(9,438)

	Less than 12 months		12 months or more		Total
December 31, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$1,579	$(6)	$352	$(18)	$1,931	$(24)
GSE	146	(4)	230	(35)	376	(39)
Agency MBS – residential	20,546	(322)	26,788	(5,494)	47,334	(5,816)
Agency MBS – commercial	105	(1)	2,111	(644)	2,216	(645)
States and political subdivisions	20	(1)	202	(18)	222	(19)
Other	—	—	7	—	7	—
Total	$22,396	$(334)	$29,690	$(6,209)	$52,086	$(6,543)
HTM securities:
Agency MBS – residential	$—	$—	$40,286	$(10,354)	$40,286	$(10,354)

At March 31, 2025 and December 31, 2024, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended March 31,
	2025	2024
Gross realized gains	$2	$—
Gross realized losses	(3)	—
Securities gains (losses), net	$(1)	$—

Truist Financial Corporation 13

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
March 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$155,970	$118	$5	$586	$156,679
CRE	19,272	12	—	294	19,578
Commercial construction	8,764	—	—	2	8,766
Consumer:
Residential mortgage	54,759	631	530	179	56,099
Home equity	9,346	57	6	114	9,523
Indirect auto	22,896	484	—	248	23,628
Other consumer	29,203	246	23	65	29,537
Credit card	4,705	71	52	—	4,828
Total	$304,915	$1,619	$616	$1,488	$308,638
(1)Includes government guaranteed loans of $468 million in the residential mortgage portfolio.

	Accruing
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$154,140	$168	$19	$521	$154,848
CRE	20,004	60	1	298	20,363
Commercial construction	8,514	3	—	3	8,520
Consumer:
Residential mortgage	54,233	719	481	166	55,599
Home equity	9,457	60	9	116	9,642
Indirect auto	22,208	622	—	259	23,089
Other consumer	29,070	236	23	66	29,395
Credit card	4,792	81	54	—	4,927
Total	$302,418	$1,949	$587	$1,429	$306,383
(1)Includes government guaranteed loans of $430 million in the residential mortgage portfolio.

14 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

March 31, 2025 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2025	2024	2023	2022	2021	Prior				Total
Commercial:
Commercial and industrial:
Pass	$9,579	$20,915	$13,067	$19,390	$10,569	$18,325	$58,394	$—	$(194)	$150,045
Special mention	228	289	373	171	425	153	868	—	—	2,507
Substandard	28	451	537	516	188	662	1,159	—	—	3,541
Nonperforming	—	75	91	26	38	54	302	—	—	586
Total	9,835	21,730	14,068	20,103	11,220	19,194	60,723	—	(194)	156,679
Gross charge-offs	3	5	24	4	2	12	52	—	—	102
CRE:
Pass	795	1,477	2,324	3,766	1,932	4,824	1,159	—	(60)	16,217
Special mention	—	252	146	291	179	157	186	—	—	1,211
Substandard	41	244	208	492	364	507	—	—	—	1,856
Nonperforming	—	26	79	39	9	141	—	—	—	294
Total	836	1,999	2,757	4,588	2,484	5,629	1,345	—	(60)	19,578
Gross charge-offs	—	17	12	1	—	40	—	—	—	70
Commercial construction:
Pass	208	604	1,634	1,425	335	96	1,746	—	—	6,048
Special mention	37	112	58	661	282	—	83	—	—	1,233
Substandard	—	180	172	983	79	—	69	—	—	1,483
Nonperforming	—	2	—	—	—	—	—	—	—	2
Total	245	898	1,864	3,069	696	96	1,898	—	—	8,766
Consumer:
Residential mortgage:
Current	976	4,547	2,719	12,557	15,265	18,695	—	—	—	54,759
30 - 89 days past due	8	23	33	52	76	439	—	—	—	631
90 days or more past due	—	15	71	56	37	351	—	—	—	530
Nonperforming	—	—	4	30	24	121	—	—	—	179
Total	984	4,585	2,827	12,695	15,402	19,606	—	—	—	56,099
Gross charge-offs	—	—	—	—	—	1	—	—	—	1
Home equity:
Current	—	—	—	—	—	—	6,117	3,229	—	9,346
30 - 89 days past due	—	—	—	—	—	—	41	16	—	57
90 days or more past due	—	—	—	—	—	—	4	2	—	6
Nonperforming	—	—	—	—	—	—	39	75	—	114
Total	—	—	—	—	—	—	6,201	3,322	—	9,523
Gross charge-offs	—	—	—	—	—	—	2	—	—	2
Indirect auto:
Current	3,104	8,175	2,821	4,688	2,435	1,680	—	—	(7)	22,896
30 - 89 days past due	3	80	84	133	82	102	—	—	—	484
Nonperforming	—	29	47	72	47	53	—	—	—	248
Total	3,107	8,284	2,952	4,893	2,564	1,835	—	—	(7)	23,628
Gross charge-offs	—	21	34	47	22	30	—	—	—	154
Other consumer:
Current	3,128	8,729	5,585	4,678	2,064	2,417	2,580	19	3	29,203
30 - 89 days past due	5	46	69	51	29	38	6	2	—	246
90 days or more past due	—	6	9	5	—	1	2	—	—	23
Nonperforming	—	8	14	14	12	17	—	—	—	65
Total	3,133	8,789	5,677	4,748	2,105	2,473	2,588	21	3	29,537
Gross charge-offs	7	35	48	34	12	12	6	—	—	154
Credit card:
Current	—	—	—	—	—	—	4,695	10	—	4,705
30 - 89 days past due	—	—	—	—	—	—	70	1	—	71
90 days or more past due	—	—	—	—	—	—	51	1	—	52
Total	—	—	—	—	—	—	4,816	12	—	4,828
Gross charge-offs	—	—	—	—	—	—	73	1	—	74
Total	$18,140	$46,285	$30,145	$50,096	$34,471	$48,833	$77,571	$3,355	$(258)	$308,638
Gross charge-offs	$10	$78	$118	$86	$36	$95	$133	$1	$—	$557

Truist Financial Corporation 15

December 31, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$22,675	$14,595	$20,976	$11,449	$6,607	$13,087	$58,790	$—	$(199)	$147,980
Special mention	460	302	377	407	80	254	830	—	—	2,710
Substandard	481	608	618	234	180	484	1,032	—	—	3,637
Nonperforming	28	98	64	31	11	60	229	—	—	521
Total	23,644	15,603	22,035	12,121	6,878	13,885	60,881	—	(199)	154,848
Gross charge-offs	33	126	66	14	6	42	108	—	—	395
CRE:
Pass	1,704	2,696	3,788	1,955	1,557	3,649	1,794	—	(64)	17,079
Special mention	262	65	331	197	52	29	91	—	—	1,027
Substandard	252	207	374	356	157	499	114	—	—	1,959
Nonperforming	7	134	52	7	34	64	—	—	—	298
Total	2,225	3,102	4,545	2,515	1,800	4,241	1,999	—	(64)	20,363
Gross charge-offs	14	48	111	1	32	110	—	—	—	316
Commercial construction:
Pass	721	1,603	1,521	516	37	71	1,461	—	—	5,930
Special mention	100	106	701	158	70	95	79	—	—	1,309
Substandard	54	95	752	308	—	—	69	—	—	1,278
Nonperforming	2	—	1	—	—	—	—	—	—	3
Total	877	1,804	2,975	982	107	166	1,609	—	—	8,520
Consumer:
Residential mortgage:
Current	4,174	2,754	12,743	15,471	5,298	13,793	—	—	—	54,233
30 - 89 days past due	21	30	69	70	49	480	—	—	—	719
90 or more days past due	7	53	44	31	34	312	—	—	—	481
Nonperforming	—	4	22	26	7	107	—	—	—	166
Total	4,202	2,841	12,878	15,598	5,388	14,692	—	—	—	55,599
Gross charge-offs	—	—	—	—	—	3	—	—	—	3
Home equity:
Current	—	—	—	—	—	—	6,135	3,322	—	9,457
30 - 89 days past due	—	—	—	—	—	—	42	18	—	60
90 days or more past due	—	—	—	—	—	—	6	3	—	9
Nonperforming	—	—	—	—	—	—	39	77	—	116
Total	—	—	—	—	—	—	6,222	3,420	—	9,642
Gross charge-offs	—	—	—	—	—	—	9	—	—	9
Indirect auto:
Current	8,904	3,130	5,279	2,814	1,299	791	—	—	(9)	22,208
30 - 89 days past due	80	113	177	110	58	84	—	—	—	622
Nonperforming	17	49	78	53	28	34	—	—	—	259
Total	9,001	3,292	5,534	2,977	1,385	909	—	—	(9)	23,089
Gross charge-offs	23	120	216	98	47	87	—	—	—	591
Other consumer:
Current	9,945	6,285	5,172	2,340	1,198	1,498	2,608	21	3	29,070
30 - 89 days past due	44	71	63	25	12	14	6	1	—	236
90 days or more past due	5	10	5	1	—	—	2	—	—	23
Nonperforming	5	18	16	12	5	10	—	—	—	66
Total	9,999	6,384	5,256	2,378	1,215	1,522	2,616	22	3	29,395
Gross charge-offs	90	193	159	70	35	31	28	—	—	606
Credit card:
Current	—	—	—	—	—	—	4,778	14	—	4,792
30 - 89 days past due	—	—	—	—	—	—	80	1	—	81
90 days or more past due	—	—	—	—	—	—	53	1	—	54
Total	—	—	—	—	—	—	4,911	16	—	4,927
Gross charge-offs	—	—	—	—	—	—	287	9	—	296
Total	$49,948	$33,026	$53,223	$36,571	$16,773	$35,415	$78,238	$3,458	$(269)	$306,383
Gross charge-offs	$160	$487	$552	$183	$120	$273	$432	$9	$—	$2,216
(1)Includes certain deferred fees and costs and other adjustments.

16 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Mar 31, 2024
Commercial:
Commercial and industrial	$1,404	$(97)	$32	$22	$(1)	$1,360
CRE	616	(103)	7	143	—	663
Commercial construction	174	—	—	24	—	198
Consumer:
Residential mortgage	298	(1)	1	(76)	—	222
Home equity	89	(3)	5	(1)	—	90
Indirect auto	942	(154)	28	107	—	923
Other consumer	890	(165)	28	206	—	959
Credit card	385	(77)	9	71	—	388
ALLL	4,798	(600)	110	496	(1)	4,803
RUFC	295	—	—	4	(2)	297
ACL	$5,093	$(600)	$110	$500	$(3)	$5,100

(Dollars in millions)	Balance at Jan 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Mar 31, 2025
Commercial:
Commercial and industrial	$1,284	$(102)	$24	$100	$1	$1,307
CRE	643	(70)	7	24	—	604
Commercial construction	257	—	—	23	—	280
Consumer:
Residential mortgage	204	(1)	2	22	—	227
Home equity	89	(2)	4	2	—	93
Indirect auto	955	(154)	25	129	—	955
Other consumer	994	(154)	30	119	—	989
Credit card	431	(74)	11	47	—	415
ALLL	4,857	(557)	103	466	1	4,870
RUFC	304	—	—	(8)	—	296
ACL	$5,161	$(557)	$103	$458	$1	$5,166
(1)Includes the amounts for the ALLL for PCD acquisitions and other activity.

The commercial ALLL increased $7 million, and the consumer and credit card ALLL increased $6 million in the three months ended March 31, 2025. The increase in total ALLL reflects an increase in loan volume with a generally stable reserve rate that considers uncertainty in the economic outlook. The increase in commercial ALLL reflects an increase in commercial loan balances and an increase in reserve rates primarily in commercial construction. The increase in consumer and credit card ALLL was primarily driven by loan growth with an increase in the reserve rate in residential real estate, partially offset by a decrease in volume and reserves in certain consumer non-real-estate portfolios.

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

The overall economic forecast incorporates a third-party baseline forecast that is adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the March 31, 2025 ACL, unchanged since December 31, 2024. While the scenario weightings were unchanged, the economic outlook showed signs of deterioration compared to the prior quarter, primarily related to potential impacts of tariffs and increases to inflation. Risks, including tariff and inflation-related uncertainty not fully captured by the quantitative models and scenario weightings, are incrementally reflected in the qualitative component. The economic forecast shaping the quantitative model outcomes of the ACL estimate as of March 31, 2025 included low, single-digit GDP growth and a mid-to-high single-digit unemployment rate.

Truist Financial Corporation 17

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The March 31, 2025 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	March 31, 2025		December 31, 2024
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$101	$485	$52	$469
CRE	23	271	32	266
Commercial construction	—	2	—	3
Consumer:
Residential mortgage	2	177	1	165
Home equity	1	113	1	115
Indirect auto	—	248	23	236
Other consumer	—	65	—	66
Total	$127	$1,361	$109	$1,320

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Nonperforming loans and leases HFI	$1,488	$1,429
Nonperforming LHFS	77	—
Foreclosed real estate	4	3
Other foreclosed property	49	45
Total nonperforming assets	$1,618	$1,477

Residential mortgage loans in the process of foreclosure	$208	$169

18 Truist Financial Corporation

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

Three Months Ended March 31, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$283	$—	$—	$—	$46	$—	$—	$329	0.21%
CRE	223	—	—	—	—	—	—	223	1.14
Commercial construction	38	—	—	—	—	—	—	38	0.43
Consumer:
Residential mortgage	—	19	—	34	36	83	21	193	0.34
Home equity	—	—	—	—	—	—	1	1	0.01
Indirect auto	—	5	—	—	624	—	8	637	2.70
Other consumer	—	9	—	—	—	—	1	10	0.03
Credit card	—	—	8	—	—	—	—	8	0.17
Total	$544	$33	$8	$34	$706	$83	$31	$1,439	0.47

Three Months Ended March 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$142	$—	$—	$1	$—	$15	$158	0.10%
CRE	167	—	—	10	—	13	190	0.86
Commercial construction	45	—	—	—	—	—	45	0.60
Consumer:
Residential mortgage	—	19	13	16	55	10	113	0.21
Home equity	—	—	—	—	—	2	2	0.02
Indirect auto	—	6	—	549	—	7	562	2.54
Other consumer	—	9	—	—	—	1	10	0.04
Credit card	—	—	—	—	—	10	10	0.20
Total	$354	$34	$13	$576	$55	$58	$1,090	0.35
Truist Financial Corporation 19

Three Months Ended March 31, 2025
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 7 months and increased the interest rate by 0.2%.
CRE	Extended the term by 18 months and increased the interest rate by 0.03%.
Commercial construction	Extended the term by 12 months.
Term Extensions
Residential mortgage	Extended the term by 90 months.
Indirect auto	Extended the term by 26 months.
Other consumer	Extended the term by 25 months.
Interest Rate Adjustments
Credit card	Decreased the interest rate by 17%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 180 days of payment deferral.
Residential mortgage	Provided 224 days of payment deferral.
Indirect auto	Provided 244 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 99 months.

20 Truist Financial Corporation

Three Months Ended March 31, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 11 months and increased the interest rate by 0.5%.
CRE	Extended the term by 6 months and increased the interest rate by 0.5%.
Commercial construction	Extended the term by 11 months and increased the interest rate by 0.1%.
Term Extensions
Residential mortgage	Extended the term by 105 months.
Indirect auto	Extended the term by 26 months.
Other consumer	Extended the term by 26 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 90 days of payment deferral.
CRE	Provided 90 days of payment deferral.
Residential mortgage	Provided 193 days of payment deferral.
Indirect auto	Provided 186 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 85 months.

The tables above exclude trial modifications totaling $55 million and $40 million as of March 31, 2025 and 2024, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of March 31, 2025 and December 31, 2024, Truist had $330 million and $336 million, respectively, in unfunded lending commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding March 31, 2025 and December 31, 2024, respectively.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

	Payment Status (Amortized Cost Basis)
March 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$950	$13	$55	$1,018
CRE	447	—	—	447
Commercial construction	108	—	—	108
Consumer:
Residential mortgage	343	92	136	571
Home equity	5	—	—	5
Indirect auto	1,090	162	61	1,313
Other consumer	31	2	1	34
Credit card	19	3	3	25
Total	$2,993	$272	$256	$3,521
Total nonaccrual loans included above	$306	$43	$154	$503

	Payment Status (Amortized Cost Basis)
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$974	$44	$18	$1,036
CRE	313	7	3	323
Commercial construction	79	—	—	79
Consumer:
Residential mortgage	279	95	102	476
Home equity	9	—	—	9
Indirect auto	1,025	213	35	1,273
Other consumer	32	3	1	36
Credit card	20	3	2	25
Total	$2,731	$365	$161	$3,257
Total nonaccrual loans included above	$232	$78	$91	$401

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

March 31, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$55	$—	$—	$—	$—	$—	$—	$55
Consumer:
Residential mortgage	—	14	—	5	77	34	6	136
Indirect auto	—	1	—	—	58	—	2	61
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$55	$16	$3	$5	$135	$34	$8	$256

22 Truist Financial Corporation

December 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$18	$—	$—	$—	$—	$—	$—	$18
CRE	3	—	—	—	—	—	—	3
Consumer:
Residential mortgage	—	13	—	6	44	33	6	102
Indirect auto	—	1	—	—	32	—	2	35
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	2	—	—	—	—	2
Total	$21	$15	$2	$6	$76	$33	$8	$161

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Unearned income, discounts, and net deferred loan fees and costs	$495	$595

Truist Financial Corporation 23

NOTE 6. Goodwill and Other Intangible Assets

The Company monitored events and circumstances during the period from January 1, 2025 to March 31, 2025, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative impairment test, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of March 31, 2025. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2025.

The Company most recently performed its annual goodwill impairment test for its CSBB, WB, and Wealth reporting units as of October 1, 2024. Based on the results of the quantitative analyses, the Company concluded that the fair values of the CSBB, WB and Wealth reporting units exceeded their respective carrying values; therefore, there was no goodwill impairment. However, for the WB reporting unit, the fair value of the reporting unit exceeded its carrying value by approximately 10%, indicating that the goodwill of the WB reporting unit may remain at risk of impairment. The fair values of the CSBB, WB, and Wealth reporting units were estimated using the income approach and a market-based approach, each weighted 50%.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2024 primarily relates to the segment realignment and the divestiture of Sterling Capital Management, LLC. Refer to “Note 18. Operating Segments” for additional information on segments and “Note 21. Operating Segments” of the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the segment realignment.

(Dollars in millions)	CSBB	WB	Total
Goodwill, January 1, 2024	$13,503	$3,653	$17,156
Segment realignment	(1,498)	1,498	—
Divestitures	—	(32)	(32)
Adjustments and other	—	1	1
Goodwill, December 31, 2024	12,005	5,120	17,125
Goodwill, March 31, 2025	$12,005	$5,120	$17,125

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	March 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,427	$(1,854)	$573	$2,453	$(1,837)	$616
Other, primarily client relationship intangibles	1,463	(563)	900	1,458	(524)	934
Total	$3,890	$(2,417)	$1,473	$3,911	$(2,361)	$1,550

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
UPB of residential mortgage loan servicing portfolio	$271,268	$273,412
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	216,148	218,475
Mortgage loans sold with recourse	142	146
Maximum recourse exposure from mortgage loans sold with recourse liability	89	91
Indemnification, recourse and repurchase reserves	43	44

As of / For the Three Months Ended March 31, (Dollars in millions)	2025	2024
UPB of residential mortgage loans sold from LHFS	$2,508	$1,763
Pre-tax gains recognized on mortgage loans sold and held for sale	15	15
Servicing fees recognized from mortgage loans serviced for others	154	147
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.68	3.59

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2025	2024
Residential MSRs, carrying value, January 1	$3,430	$3,088
Additions	53	30
Sales	—	(1)
Change in fair value due to changes in valuation inputs or assumptions	(49)	77
Realization of expected net servicing cash flows, passage of time, and other	(68)	(60)
Residential MSRs, carrying value, March 31	$3,366	$3,134

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	March 31, 2025			December 31, 2024
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.4%	13.3%	7.4%	6.3%	11.2%	7.1%
Effect on fair value of a 10% increase			$(92)			$(89)
Effect on fair value of a 20% increase			(179)			(172)
OAS	1.5%	12.2%	4.7%	1.8%	12.5%	4.8%
Effect on fair value of a 10% increase			$(68)			$(70)
Effect on fair value of a 20% increase			(133)			(138)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%			99.7%
Adjustable-rate residential mortgage loans			0.3			0.3
Total			100.0%			100.0%
Weighted average life			7.5 years			7.6 years

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
Truist Financial Corporation 25

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
UPB of CRE mortgages serviced for others	$27,570	$27,845
CRE mortgages serviced for others covered by recourse provisions	9,915	9,985
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,915	2,940
Recorded reserves related to recourse exposure	11	11
CRE mortgages originated during the year-to-date period	90	1,467
Commercial MSRs at fair value	251	265

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	March 31, 2025		December 31, 2024
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$992	$16	$1,015	$17
Lease liabilities	1,263	18	1,301	19
Weighted average remaining term	6.7 years	7.6 years	6.7 years	7.8 years
Weighted average discount rate	3.6%	5.1%	3.5%	5.1%

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Operating lease costs	$68	$77

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Assets held under operating leases(1)(2)	$1,953	$1,843
Accumulated depreciation	(541)	(539)
Net	$1,412	$1,304
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $15 million and $18 million at March 31, 2025 and December 31, 2024, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $7.8 billion at March 31, 2025 and December 31, 2024.
26 Truist Financial Corporation

NOTE 9. Borrowings

The following table presents a summary of long-term debt:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Truist Financial Corporation:(1)
Fixed rate senior notes	$22,308	$22,134
Fixed rate subordinated notes(2)	1,827	1,828
Capital notes(2)	635	634
Truist Bank:(1)
Fixed rate senior notes	501	1,744
Fixed rate subordinated notes(2)	4,782	4,771
Floating rate FHLB advances	500	2,400
Other long-term debt(3)	1,477	1,445
Total long-term debt	$32,030	$34,956
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

NOTE 10. Shareholders’ Equity

Common Stock

The following table presents total dividends declared per share of common stock:

	Three Months Ended March 31,
	2025	2024
Cash dividends declared per share	$0.52	$0.52

Share Repurchase Activity

In June 2024, Truist announced that the Board had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. During the first quarter of 2025, the Company repurchased $503 million of common stock, including excise tax, which represented 11.3 million shares, through open market repurchases. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At March 31, 2025, Truist had remaining authorization to repurchase up to $3.5 billion of common stock under the Board approved repurchase plan.

Truist Financial Corporation 27

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2024	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
OCI before reclassifications, net of tax	1	(232)	(455)	—	(2)	(688)
Amounts reclassified from AOCI:
Before tax	—	55	(158)	66	—	(37)
Tax effect	—	13	(37)	15	—	(9)
Amounts reclassified, net of tax	—	42	(121)	51	—	(28)
Total OCI, net of tax	1	(190)	(576)	51	(2)	(716)
AOCI balance, March 31, 2024	$(1,078)	$(490)	$(9,354)	$(2,296)	$(4)	$(13,222)
AOCI balance, January 1, 2025	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
OCI before reclassifications, net of tax	5	358	543	—	1	907
Amounts reclassified from AOCI:
Before tax	—	93	(85)	65	—	73
Tax effect	—	22	(20)	15	—	17
Amounts reclassified, net of tax	—	71	(65)	50	—	56
Total OCI, net of tax	5	429	478	50	1	963
AOCI balance, March 31, 2025	$(643)	$(432)	$(4,095)	$(2,075)	$(5)	$(7,250)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income

28 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended March 31, 2025 and 2024, the provision for income taxes from continuing operations was $274 million and $232 million, respectively, representing effective tax rates of 17.9% and 17.0%, respectively. The higher effective tax rate for the three months ended March 31, 2025 was primarily due to higher forecasted 2025 pre-tax earnings, partially offset by lower discrete tax expense. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2025	2024
Service cost(1)	Personnel expense / Net income from discontinued operations	$68	$96
Interest cost	Other expense	114	108
Estimated return on plan assets	Other expense	(243)	(244)
Amortization and other	Other expense	—	1
Net periodic (benefit) cost		$(61)	$(39)
(1)Includes $7 million for the three months ended March 31, 2024 of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH.

Truist may make contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Truist did not make a discretionary contribution to the qualified pension plan during the three months ended March 31, 2025.

Truist Financial Corporation 29

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Mar 31, 2025	Dec 31, 2024
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$7,734	$7,782
Amount of future funding commitments included in carrying amount	Other liabilities	2,547	2,667
Lending exposure	Loans and leases for funded amounts	2,251	2,376
Renewable energy investments:
Carrying amount	Other assets	752	551
Amount of future funding commitments not included in carrying amount	NA	649	702
SBIC and certain other equity method investments:
Carrying amount	Other assets	918	878
Amount of future funding commitments not included in carrying amount	NA	618	613

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial.

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2025	2024
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$211	$185
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$188	$171
Other community development investments	Other noninterest income	2	2

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Commitments to extend, originate, or purchase credit and other commitments	$215,892	$210,645
Residential mortgage loans sold with recourse	142	146
CRE mortgages serviced for others covered by recourse provisions	9,915	9,985
Other loans serviced for others covered by recourse and other provisions	2,118	2,022
Letters of credit	8,329	7,532

30 Truist Financial Corporation

Total Return Swaps

The Company enters into TRS transactions with third-party clients, whereby a VIE purchases reference assets identified by a client. The Company financially supports the VIE’s purchases of the reference assets. Reference assets are typically fixed income instruments primarily composed of syndicated bank loans. The TRS contracts pass through interest and other cash flows on the reference assets to the third-party clients, along with exposing those clients to decreases in value on the reference assets and providing them with the rights to appreciation on the reference assets. The terms of the TRS contracts require the third-party clients to post initial margin collateral, as well as ongoing variation margin as the fair values of the underlying reference assets change. The following table provides a summary of the TRS transactions with the associated VIE reference assets, which include trading loans and bonds:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Total return swaps:
VIE assets	$2,257	$1,854
Trading loans and bonds	1,962	1,473
VIE liabilities	465	356

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

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Pledged securities	$38,172	$48,058
Pledged loans:
FRB	102,211	93,497
FHLB	70,894	71,931
Unused borrowing capacity:
FRB	79,737	72,040
FHLB	32,041	31,411

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

Truist Financial Corporation 31

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $375 million as of March 31, 2025. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

For certain matters, Truist may be unable to estimate the loss or range of loss, even if it believes that a loss is probable or reasonably possible, until developments in the matter provide additional information sufficient to support such an estimate. These matters are not accrued for and are not reflected in the estimate of reasonably possible losses.

The following is a description of a legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class seeks a return of up to $452 million in paid overdraft fees from the 2006 to 2017 period above, plus prejudgment interest which, based on the amount of claimed fees, was estimated to be approximately $439 million as of March 31, 2025. A court-ordered mediation was held on February 28, 2024, but no resolution was reached. On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class separately appealed the trial court’s order to the Georgia Court of Appeals.

On February 20, 2025, the Court of Appeals ruled on the appeals and affirmed in part and reversed in part the trial court’s March 4, 2024 order. Truist and the class filed motions to reconsider with the Court of Appeals, which were denied on March 19, 2025. On April 8, 2025, Truist filed a petition for a writ of certiorari with the Georgia Supreme Court, which remains pending. The class did not seek such a writ, and therefore, the rulings by the Court of Appeals in favor of Truist are final.

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2025 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$137	$—	$137	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	817	—	817	—	—
Corporate and other debt securities	1,681	—	1,681	—	—
Loans	2,269	—	2,269	—	—
Equity securities	499	499	—	—	—
Other	393	223	170	—	—
Total trading assets	5,838	722	5,116	—	—
AFS securities:
U.S. Treasury	14,458	—	14,458	—	—
GSE	444	—	444	—	—
Agency MBS – residential	50,269	—	50,269	—	—
Agency MBS – commercial	2,466	—	2,466	—	—
States and political subdivisions	360	—	360	—	—
Other	15	—	15	—	—
Total AFS securities	68,012	—	68,012	—	—
LHFS at fair value	917	—	917	—	—
Loans and leases	12	—	—	12	—
Loan servicing rights at fair value	3,628	—	—	3,628	—
Other assets:
Derivative assets	1,056	733	1,702	2	(1,381)
Equity securities	268	259	9	—	—
Total assets	$79,731	$1,714	$75,756	$3,642	$(1,381)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$279	$—	$279	$—	$—
Short-term borrowings:
Securities sold short	2,133	294	1,839	—	—
Other trading liabilities	196	—	196	—	—
Other liabilities:
Derivative liabilities	1,763	377	3,448	35	(2,097)
Total liabilities	$4,371	$671	$5,762	$35	$(2,097)

Truist Financial Corporation 33

December 31, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$143	$—	$143	$—	$—
GSE	41	—	41	—	—
States and political subdivisions	786	—	786	—	—
Corporate and other debt securities	1,679	—	1,679	—	—
Loans	1,671	—	1,671	—	—
Equity securities	413	413	—	—	—
Other	367	267	100	—	—
Total trading assets	5,100	680	4,420	—	—
AFS securities:
U.S. Treasury	14,411	—	14,411	—	—
GSE	403	—	403	—	—
Agency MBS – residential	49,959	—	49,959	—	—
Agency MBS – commercial	2,293	—	2,293	—	—
States and political subdivisions	382	—	382	—	—
Other	16	—	16	—	—
Total AFS securities	67,464	—	67,464	—	—
LHFS at fair value	1,233	—	1,233	—	—
Loans and leases	13	—	—	13	—
Loan servicing rights at fair value	3,708	—	—	3,708	—
Other assets:
Derivative assets	966	1,147	1,675	2	(1,858)
Equity securities	305	298	7	—	—
Total assets	$78,789	$2,125	$74,799	$3,723	$(1,858)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$192	$—	$192	$—	$—
Short-term borrowings:
Securities sold short	1,694	358	1,336	—	—
Other trading liabilities	202	—	202	—	—
Other liabilities:
Derivative liabilities	2,286	569	4,088	43	(2,414)
Total liabilities	$4,374	$927	$5,818	$43	$(2,414)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At March 31, 2025 and December 31, 2024, investments totaling $557 million and $535 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2024.

34 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended March 31, 2025 and 2024 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2024	$15	$3,378	$(19)
Total realized and unrealized gains (losses):
Included in earnings	—	82	(3)
Issuances	—	32	(1)
Sales	—	(1)	—
Settlements	(1)	(74)	2
Balance at March 31, 2024	$14	$3,417	$(21)
Balance at January 1, 2025	$13	$3,708	$(41)
Total realized and unrealized gains (losses):
Included in earnings	—	(56)	6
Issuances	—	57	4
Settlements	(1)	(81)	(2)
Balance at March 31, 2025	$12	$3,628	$(33)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2025	$—	$(56)	$(2)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	March 31, 2025			December 31, 2024
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$2,269	$2,355	$(86)	$1,671	$1,697	$(26)
Loans and leases	12	13	(1)	13	14	(1)
LHFS at fair value	917	901	16	1,233	1,232	1
Brokered time deposits	279	281	(2)	192	195	(3)

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end with valuation adjustments recorded during the period. The carrying values represent end of period values, which approximate the fair value.

(Dollars in millions)	Fair Value Hierarchy	Mar 31, 2025	Dec 31, 2024
Carrying value:
LHFS	Level 2	$42	$—
LHFS	Level 3	—	4
Loans and leases(1)	Level 3	324	525
Other	Level 3	99	147
(1)Total loans and leases measured at fair value on a nonrecurring basis still held as of period end were $610 million and $682 million at March 31, 2025 and December 31, 2024, respectively.

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Valuation adjustments:
LHFS	$(40)	$(9)
Loans and leases	(220)	(272)
Other	(87)	(83)

LHFS with valuation adjustments in the table above consisted primarily of residential mortgages and commercial loans that were valued using market prices and measured at LOCOM.
Truist Financial Corporation 35

Loans and leases consist of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated Statement of Income. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of individually evaluated loans and leases.

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

		March 31, 2025		December 31, 2024
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$49,876	$40,438	$50,640	$40,286
Loans and leases HFI, net of ALLL	Level 3	303,756	299,101	301,513	294,190
Financial liabilities:
Time deposits	Level 2	40,176	40,041	36,532	36,377
Long-term debt	Level 2	32,030	32,058	34,956	34,917

The carrying value of the RUFC, which approximates the fair value of unfunded commitments, was $296 million and $304 million at March 31, 2025 and December 31, 2024, respectively.

36 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$66,585	$—	$(1)	$66,585	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	17,993	—	—	17,368	—	—
Swaps hedging AFS securities	29,850	—	—	30,126	—	—
Total	47,843	—	—	47,494	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	152,012	508	(1,337)	146,194	488	(1,706)
Written options	10,554	17	(40)	9,623	16	(49)
Purchased options	10,079	25	(1)	11,321	29	(1)
Futures and forwards	4,418	5	(2)	4,782	1	(2)
Foreign exchange contracts:
Swaps	9,732	120	(89)	7,397	128	(114)
Futures and forwards	20,142	210	(203)	21,966	311	(270)
Other	2,437	33	(31)	760	5	(4)
Equity contracts:
Written options	31,647	16	(1,496)	28,228	12	(2,102)
Purchased options	14,506	876	(27)	11,956	1,366	(23)
Other	1,888	28	(70)	1,730	6	(41)
Commodity contracts	11,048	509	(488)	10,988	318	(297)
Credit contracts:
Credit default swaps	917	—	—	685	—	—
Total return swaps	1,810	38	—	1,485	25	(13)
Risk participation agreements	7,254	—	(2)	7,388	—	(2)
Total	278,444	2,385	(3,786)	264,503	2,705	(4,624)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	22,267	—	—	20,696	—	—
Written options	1,299	26	(1)	1,932	32	(6)
Purchased options	8,259	19	(62)	8,910	60	(46)
Interest rate lock commitments	1,033	4	(3)	939	2	(13)
When issued securities, forward rate agreements, forward commitments, and futures	4,909	3	(7)	5,261	25	(11)
Total	37,767	52	(73)	37,738	119	(76)
Total derivatives not designated as hedges	316,211	2,437	(3,859)	302,241	2,824	(4,700)
Total derivatives	$430,639	2,437	(3,860)	$416,320	2,824	(4,700)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,191)	1,191		(1,408)	1,408
Cash collateral (received) posted for amounts subject to master netting arrangements		(190)	906		(450)	1,006
Net amount		$1,056	$(1,763)		$966	$(2,286)

Truist Financial Corporation 37

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets. Refer to "Note 3. Securities Financing Activities" for information about the Company's securities financing transactions subject to master netting (or similar) arrangements.

March 31, 2025 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,599	$(1,005)	$594	$—	$594
Derivatives not subject to master netting arrangement or similar arrangement	105	1	106	—	106
Exchange traded derivatives	733	(377)	356	—	356
Total derivative assets	$2,437	$(1,381)	$1,056	$—	$1,056
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(2,851)	$1,720	$(1,131)	$86	$(1,045)
Derivatives not subject to master netting arrangement or similar arrangement	(632)	—	(632)	—	(632)
Exchange traded derivatives	(377)	377	—	—	—
Total derivative liabilities	$(3,860)	$2,097	$(1,763)	$86	$(1,677)

December 31, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,599	$(1,293)	$306	$—	$306
Derivatives not subject to master netting arrangement or similar arrangement	78	—	78	—	78
Exchange traded derivatives	1,147	(565)	582	—	582
Total derivative assets	$2,824	$(1,858)	$966	$—	$966
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,379)	$1,849	$(1,530)	$94	$(1,436)
Derivatives not subject to master netting arrangement or similar arrangement	(752)	—	(752)	—	(752)
Exchange traded derivatives	(569)	565	(4)	—	(4)
Total derivative liabilities	$(4,700)	$2,414	$(2,286)	$94	$(2,192)
(1)The fair value of held/pledged financial instruments is limited to the carrying amount of the associated derivative asset or liability.

The following table presents the carrying amount of hedged items in fair value hedging relationships:

	March 31, 2025			December 31, 2024
	Carrying Amount of the Hedged Assets and Liabilities(1)	Hedge Basis Adjustment		Carrying Amount of the Hedged Assets and Liabilities(1)	Hedge Basis Adjustment
(Dollars in millions)		Items Currently Designated	Discontinued Hedges		Items Currently Designated	Discontinued Hedges
AFS securities(2)	$43,426	$(110)	$14	$43,621	$(503)	$15
Loans and leases	249	—	4	297	—	5
Long-term debt	28,411	32	(491)	29,469	(121)	(533)
(1)Carrying value shown represents amortized cost.
(2)As of March 31, 2025, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $30.2 billion, of which $17.7 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.

38 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$469	$(303)
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Commercial loans	(93)	(55)

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Investment securities:
Amounts related to interest settlements	$71	$163
Recognized on derivatives	(392)	442
Recognized on hedged items	401	(436)
Net income (expense) recognized(1)	80	169
Loans and leases:
Recognized on hedged items	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(22)	(39)
Recognized on derivatives	152	(232)
Recognized on hedged items	(195)	211
Net income (expense) recognized	(65)	(60)
Net income (expense) recognized, total	$14	$108
(1)Includes $9 million of income recognized for the three months ended March 31, 2025 and $9 million for the three months ended March 31, 2024 from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
Truist Financial Corporation 39

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(305)	$(722)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	(127)	(139)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(145)	$(180)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $364 million at March 31, 2025 and $373 million at December 31, 2024.

Of the after-tax net loss on active and terminated cash flow hedges in OCI as of March 31, 2025, losses of $232 million after-tax are expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2025	2024
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$11	$39
Foreign exchange contracts	Investment banking and trading income and other income	(49)	65
Equity contracts	Investment banking and trading income, other income, and personnel expense	53	(17)
Credit contracts	Investment banking and trading income and other income	14	(24)
Commodity contracts	Investment banking and trading income	3	2
MSRs and mortgage banking:
Interest rate contracts	Mortgage banking income	37	(98)
Total		$69	$(33)

40 Truist Financial Corporation

Credit Derivative Instruments

As part of the Company’s investment banking and capital market business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participations, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying client through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At March 31, 2025, the remaining terms on these risk participations ranged from less than one year to 10 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Risk participation agreements:
Maximum potential amount of exposure	$374	$381
Total return swaps:
Cash received for variation margin	37	25
Cash and other collateral received for initial margin	402	329

Truist Financial Corporation 41

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2025	2024
Net income available to common shareholders from continuing operations	$1,157	$1,027
Net income available to common shareholders from discontinued operations	—	64
Net income available to common shareholders	$1,157	$1,091
Weighted average number of common shares	1,307,457	1,335,091
Effect of dilutive outstanding equity-based awards	16,882	11,813
Weighted average number of diluted common shares	1,324,339	1,346,904
Basic earnings from continuing operations	$0.88	$0.77
Basic earnings from discontinued operations	—	0.05
Basic EPS	$0.88	$0.82
Diluted earnings from continuing operations	$0.87	$0.76
Diluted earnings from discontinued operations	—	0.05
Diluted EPS	$0.87	$0.81
Anti-dilutive awards	—	—

42 Truist Financial Corporation

NOTE 18. Operating Segments

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

Consumer and Small Business Banking

CSBB serves retail, premier, and small business clients, providing checking, money market, savings, time and other deposits, payment services, and lending solutions through digital banking, an extensive network of community banking branches, ATMs, virtual service centers, and other channels. Lending solutions include credit cards, personal and unsecured loans originated through the branch network and digital channels; national indirect lending services providing a comprehensive set of technology-enabled consumer lending solutions, including point-of-sale offerings for autos, recreational vehicles, outdoor power sports, outdoor power equipment, and home improvement; and real estate lending providing residential mortgages through retail, direct, and correspondent channels, and home equity loans delivered through the branch network.

Wholesale Banking

WB provides a comprehensive set of products, solutions, and advisory services to commercial, corporate, institutional, and wealth clients. Banking expertise and product capabilities are delivered through a combination of regional coverage across the Truist footprint and national industry coverage for real estate, investment banking, and capital markets clients. WB works with clients to meet their core banking needs, including traditional and specialized credit solutions and commercial payments to manage deposits and liquidity, payables, and receivables. Through investment banking capabilities, clients have full access to strategic advisory services, debt and equity capital markets, leveraged finance, and securitizations, with distribution channels and market making across both fixed income and equity markets. WB also invests in certain affordable housing, New Market Tax Credit, and renewable energy tax credit investments. For additional information on these investments, see “Note 14. Commitments and Contingencies”. The wealth business delivers asset management, trust, brokerage, and investment management, as well as specialized commercial products, while aligning closely with regional and industry banking coverage.

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

Truist promotes revenue growth by bringing the full breadth and depth of Truist’s products and services to meet clients’ financial needs. The objective is to deepen client relationships and deliver the best financial experience in the marketplace. Revenues of certain products and services are reflected in the results of the segment providing those products and services and are also allocated to CSBB and WB. These allocated revenues between segments are reflected as net referral fees in noninterest income and eliminated in OT&C.

The segment results are presented based on internal management methodologies that were designed to support Truist’s strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with Truist’s consolidated results or with similar information presented by other financial institutions. Additionally, because of the interrelationships between the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Because business segment results are presented based on management accounting practices, the transition to the consolidated results prepared under GAAP creates certain differences, which are reflected as residuals in OT&C. Business segment reporting conventions include the items as detailed below.

Segment net interest income reflects matched maturity funds transfer pricing, which ascribes credits or charges based on the economic value or cost created by assets and liabilities of each segment. Residual differences between these credits and charges are captured in OT&C.

Truist Financial Corporation 43

In the first quarter of 2025, deposit interest expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results have been revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $133 million for the three months ended March 31, 2024, with an off-setting increase in OT&C net interest income. For the same reason, WB net interest income decreased $49 million for the three months ended March 31,2024, with an off-setting increase in OT&C net interest income.

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

The application and development of management reporting methodologies is an active process and undergoes periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on consolidated results. When significant changes to management reporting methodologies take place, the impact of these changes is quantified, and prior period information is revised as practicable.

44 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended March 31, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (expense)	$1,426	$1,267	$1,892	$2,231	$189	$(126)	$3,507	$3,372
Net intersegment interest income (expense)	858	1,210	(299)	(615)	(559)	(595)	—	—
Segment net interest income	2,284	2,477	1,593	1,616	(370)	(721)	3,507	3,372
Allocated provision for credit losses	328	313	131	188	(1)	(1)	458	500
Noninterest income	503	497	949	980	(60)	(31)	1,392	1,446
Personnel expense	408	405	548	580	631	645	1,587	1,630
Amortization of intangibles	39	46	36	42	—	—	75	88
Restructuring charges	—	1	1	7	37	43	38	51
Other direct noninterest expense(2)	275	244	192	176	739	764	1,206	1,184
Total direct noninterest expense	722	696	777	805	1,407	1,452	2,906	2,953
Expense Allocations	941	890	524	528	(1,465)	(1,418)	—	—
Total noninterest expense	1,663	1,586	1,301	1,333	(58)	34	2,906	2,953
Income (loss) before income taxes from continuing operations	796	1,075	1,110	1,075	(371)	(785)	1,535	1,365
Provision (benefit) for income taxes	194	259	222	209	(142)	(236)	274	232
Segment net income (loss) from continuing operations	$602	$816	$888	$866	$(229)	$(549)	$1,261	$1,133

Identifiable assets (period end) of continuing operations	$147,376	$143,381	$209,135	$209,188	$179,388	$174,618	$535,899	$527,187

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

Truist Financial Corporation 45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements in this Form 10-Q, other information contained in this document, as well as with Truist’s Annual Report on Form 10-K for the year ended December 31, 2024.

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Regulatory and Supervisory Update

We are subject to significant regulatory frameworks that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take.

The description below summarizes an update to the regulatory and supervisory framework applicable to Truist since the filing of the Annual Report on Form 10-K for the year ended December 31, 2024. This update does not summarize all actual, proposed, or possible changes in statutes, regulations, and other laws applicable to Truist and is not intended to be a substitute for those laws. Refer to “Regulatory and Supervisory Considerations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional disclosures.

In December 2024, the CFPB issued a final rule to financial institutions with more than $10 billion in assets to either limit the cost of overdraft services to the amount of their costs and losses or adhere to a fee cap of $5. The rule was expected to take effect on October 1, 2025. In late March and early April 2025, the Senate and House of Representatives invoked the Congressional Review Act to overturn this rule. If the resolution is signed by the President, the rule will not become effective and banks with more than $10 billion in assets, including Truist Bank, will not be required to change their overdraft fee structures to comply with the rule.

Executive Overview

We delivered solid first quarter results as we focused on executing strategic growth initiatives amidst market volatility. We grew average loans and deposits on a linked-quarter basis while delivering strong asset quality metrics and maintaining credit and risk discipline.

We prudently managed expenses yet continued to invest in talent, technology, and risk infrastructure. Our strong capital and liquidity profile positioned us for a variety of economic environments and enabled us to continue capitalizing on opportunities for our shareholders.

We returned $1.2 billion of capital to our common shareholders through $679 million of common stock dividends and $500 million of common share repurchases during the first quarter of 2025. As of March 31, 2025, we had $3.5 billion remaining under our $5.0 billion common share repurchase authorization through the end of 2026.

Financial Results

Net income available to common shareholders for the first quarter of 2025 of $1.2 billion was up 6.0% compared with the first quarter of 2024. On a diluted per common share basis, earnings for the first quarter of 2025 were $0.87, an increase of $0.06, or 7.4%, compared to the first quarter of 2024. Truist’s results of operations for the first quarter of 2025 produced an annualized return on average assets of 0.96% and an annualized return on average common shareholders’ equity of 8.1% compared to prior year returns of 0.91% and 8.4%, respectively.

Net income from continuing operations was $1.3 billion for the first quarter of 2025, compared to $1.1 billion for the first quarter of 2024.

Taxable-equivalent net interest income for the first quarter of 2025 was up $130 million, or 3.8%, compared to the first quarter of 2024 primarily due to the balance sheet repositioning in the second quarter of 2024. Net interest margin was 3.01%, up 13 basis points.

•The yield on the average total loan portfolio was 5.97%, down 41 basis points due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16%, up 71 basis points, reflecting the aforementioned balance sheet repositioning and reinvesting cash flows into higher yielding securities.
•The average cost of total deposits was 1.79%, down 24 basis points. The average cost of short-term borrowings was 4.49%, down 113 basis points. The average cost of long-term debt was 5.05%, up 31 basis points.

Noninterest income for the first quarter of 2025 was down $54 million, or 3.7%, compared to the first quarter of 2024 primarily due to lower investment banking and trading income and wealth management income.
46 Truist Financial Corporation

Noninterest expense for the first quarter of 2025 was down $47 million, or 1.6%, compared to the first quarter of 2024 due to lower regulatory costs driven by the prior period FDIC special assessment adjustment of $75 million and lower personnel expense, partially offset by higher professional fees and outside processing expense. Restructuring charges for both quarters include severance charges as well as costs associated with facilities optimization initiatives. Adjusted noninterest expense, which excludes the FDIC special assessment adjustment and restructuring charges, increased $41 million, or 1.5%, compared to the earlier quarter.

The higher effective tax rate for the first quarter of 2025 compared to the first quarter of 2024 is primarily due to higher forecasted 2025 pre-tax earnings, partially offset by lower discrete tax expense.

Asset quality remained strong during the first quarter of 2025.

•Nonperforming loans and leases held for investment were 0.48% of loans and leases held for investment at March 31, 2025, up one basis points compared to December 31, 2024.
•Loans 90 days or more past due and still accruing totaled $616 million at March 31, 2025, up one basis point as a percentage of loans and leases compared with December 31, 2024. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at March 31, 2025, unchanged from December 31, 2024.
•The allowance for credit losses was $5.2 billion and included $4.9 billion for the allowance for loan and lease losses and $296 million for the reserve for unfunded commitments. The ALLL ratio was 1.58%, down one basis point from December 31, 2024.
•The provision for credit losses was $458 million compared to $500 million for the first quarter of 2024.
•The net charge-off ratio was 60 basis points, down 4 basis points compared to the first quarter of 2024 primarily driven by lower net charge-offs in the CRE portfolio.

Capital ratios remained strong during the first quarter of 2025.

•Truist’s CET1 ratio was 11.3% as of March 31, 2025, down 20 basis points compared to December 31, 2024 due to capital returned to shareholders, an increase in risk-weighted assets, and the final CECL phase-in, partially offset by current quarter earnings.
•Truist declared common dividends of $0.52 per share during the first quarter of 2025 and repurchased $500 million of common stock. For the first quarter of 2025, the dividend payout ratio was 59%, and the total payout ratio was 102%.
•Truist’s average consolidated LCR was 111% for the three months ended March 31, 2025, compared to the regulatory minimum of 100%.
Truist Financial Corporation 47

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the first quarter of 2025 was up $130 million, or 3.8%, compared to the first quarter of 2024 primarily due to the balance sheet repositioning in the second quarter of 2024. Net interest margin was 3.01%, up 13 basis points.

•Average earning assets decreased $283 million, or 0.1%, primarily due to a decline in average total loans of $1.9 billion, or 0.6%, and a decrease in average securities of $7.6 billion, or 5.8%, partially offset by growth in other earning assets of $8.4 billion, or 28%. The decrease in average securities and increase in average other earning assets primarily reflects the aforementioned balance sheet repositioning.
•The yield on the average total loan portfolio was 5.97%, down 41 basis points due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16%, up 71 basis points, reflecting the aforementioned balance sheet repositioning and reinvesting cash flows into higher yielding securities.
•Average deposits increased $3.1 billion, or 0.8%, average short-term borrowings increased $4.1 billion, or 16%, and average long-term debt decreased $8.3 billion, or 20%.
•The average cost of total deposits was 1.79%, down 24 basis points. The average cost of short-term borrowings was 4.49%, down 113 basis points. The average cost of long-term debt was 5.05%, up 31 basis points.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
48 Truist Financial Corporation

Table 1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended March 31, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2025	2024	2025	2024	2025	2024		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$14,867	$9,853	5.19%	1.49%	$191	$37	$154	$128	$26
GSE	462	389	3.75	3.40	4	3	1	—	1
Agency MBS	108,345	117,301	2.87	2.51	777	735	42	100	(58)
States and political subdivisions	370	421	4.20	4.15	4	4	—	—	—
Non-agency MBS	—	3,676	—	2.95	—	27	(27)	(14)	(13)
Other	17	19	4.72	5.35	—	—	—	—	—
Total securities	124,061	131,659	3.16	2.45	976	806	170	214	(44)
Interest earning trading assets	5,628	4,845	5.72	6.50	80	79	1	(10)	11
Other earning assets(3)	38,997	30,567	4.53	5.74	441	436	5	(101)	106
Loans and leases, net of unearned income:
Commercial and industrial	155,214	158,385	5.70	6.53	2,184	2,572	(388)	(335)	(53)
CRE	19,832	22,400	6.12	6.95	302	389	(87)	(45)	(42)
Commercial Construction	8,734	7,134	6.84	7.83	145	137	8	(19)	27
Residential mortgage	55,658	55,070	4.04	3.84	562	528	34	28	6
Home equity	9,569	9,930	7.48	7.92	177	196	(19)	(12)	(7)
Indirect auto	23,248	22,374	7.19	6.69	412	372	40	26	14
Other consumer	29,291	28,285	8.33	7.98	602	561	41	23	18
Credit card	4,849	4,923	11.60	11.96	138	146	(8)	(5)	(3)
Total loans and leases HFI	306,395	308,501	5.97	6.38	4,522	4,901	(379)	(339)	(40)
LHFS	1,133	925	5.93	6.38	17	15	2	(1)	3
Total loans and leases	307,528	309,426	5.97	6.38	4,539	4,916	(377)	(340)	(37)
Total earning assets	476,214	476,497	5.12	5.25	6,036	6,237	(201)	(237)	36
Nonearning assets	55,416	46,921
Assets of discontinued operations	—	7,584
Total assets	$531,630	$531,002
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$109,208	$103,537	2.37	2.65	640	684	(44)	(78)	34
Money market and savings	136,897	134,696	2.20	2.49	743	832	(89)	(102)	13
Time deposits	40,204	41,937	3.56	4.30	353	448	(95)	(76)	(19)
Total interest-bearing deposits	286,309	280,170	2.46	2.82	1,736	1,964	(228)	(256)	28
Short-term borrowings	30,332	26,230	4.49	5.62	336	366	(30)	(81)	51
Long-term debt	32,418	40,721	5.05	4.74	409	482	(73)	30	(103)
Total interest-bearing liabilities	349,059	347,121	2.88	3.26	2,481	2,812	(331)	(307)	(24)
Noninterest-bearing deposits	105,895	108,888
Other liabilities	12,643	12,885
Liabilities of discontinued operations	—	3,097
Shareholders’ equity	64,033	59,011
Total liabilities and shareholders’ equity	$531,630	$531,002
Average interest-rate spread			2.24%	1.99%
NIM/net interest income - taxable equivalent			3.01%	2.88%	$3,555	$3,425	$130	$70	$60
Taxable-equivalent adjustment					$48	$53
Memo: Total deposits	$392,204	$389,058	1.79%	2.03%	$1,736	$1,964	$(228)
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
Truist Financial Corporation 49

Provision for Credit Losses

The provision for credit losses was $458 million for the first quarter of 2025 compared to $500 million for the first quarter of 2024. The net charge-off ratio for the current quarter of 0.60% was down four basis points compared to the prior quarter. The net charge-off ratio for the current quarter was down compared to the first quarter of 2024 primarily driven by lower net charge-offs in the CRE portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended March 31,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024
Wealth management income	$344	$356	(3.4)%
Investment banking and trading income	273	323	(15.5)
Card and payment related fees	220	224	(1.8)
Service charges on deposits	230	225	2.2
Mortgage banking income	108	97	11.3
Lending related fees	95	96	(1.0)
Operating lease income	53	59	(10.2)
Securities gains (losses)	(1)	—	NM
Other income	70	66	6.1
Total noninterest income	$1,392	$1,446	(3.7)

Noninterest income for the first quarter of 2025 was down $54 million, or 3.7%, compared to the first quarter of 2024 primarily due to lower investment banking and trading income and wealth management income.

•Investment banking and trading income decreased due to lower merger and acquisition fees and trading income.
•Wealth management income decreased due to the impact of the sale of Sterling Capital Management LLC in 2024.
•Additionally, other income was relatively flat as higher income from certain solar investments was largely offset by lower income from investments held for certain post-retirement benefits (which is primarily offset by lower personnel expense).

50 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended March 31,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024
Personnel expense	$1,587	$1,630	(2.6)%
Professional fees and outside processing	364	278	30.9
Software expense	230	224	2.7
Net occupancy expense	163	160	1.9
Equipment expense	82	88	(6.8)
Amortization of intangibles	75	88	(14.8)
Marketing and customer development	75	56	33.9
Operating lease depreciation	35	40	(12.5)
Regulatory costs	69	152	(54.6)
Restructuring charges	38	51	(25.5)
Other expense	188	186	1.1
Total noninterest expense	$2,906	$2,953	(1.6)

Noninterest expense for the first quarter of 2025 was down $47 million, or 1.6%, compared to the first quarter of 2024 due to lower regulatory costs driven by the prior period FDIC special assessment adjustment of $75 million and lower personnel expense, partially offset by higher professional fees and outside processing expense. Restructuring charges for both quarters include severance charges as well as costs associated with facilities optimization initiatives. Adjusted noninterest expense, which excludes the FDIC special assessment adjustment and restructuring charges, increased $41 million, or 1.5%, compared to the earlier quarter.

•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.
•Personnel expense decreased due to lower other post-retirement benefit expense (which is almost entirely offset by lower other income) and expenses for retirement plans, partially offset by higher medical claims and incentive compensation.

Truist Financial Corporation 51

Segment Results

Truist operates and measures business activity across two segments: CSBB and WB, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. Refer to “Note 18. Operating Segments” for additional information on the Company’s segments.

Table 4: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended March 31,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024
Consumer and Small Business Banking	$602	$816	(26.2)%
Wholesale Banking	888	866	2.5
Other, Treasury & Corporate	(229)	(549)	58.3
Truist Financial Corporation	$1,261	$1,133	11.3

Consumer and Small Business Banking

CSBB net income was $602 million for the first quarter of 2025, a decrease of $214 million compared to the first quarter of 2024.

•Segment net interest income decreased $193 million primarily driven by lower funding credit on deposits.
•The allocated provision for credit losses increased $15 million reflecting a modest allowance build compared to a release in the earlier period, partially offset by a decrease in charge-offs in the other consumer portfolio.
•Noninterest income was flat primarily due to an increase in residential mortgage income, partially offset by decreased service charges on deposits and lower card and payment related fees.
•Noninterest expense increased $77 million compared to the earlier quarter driven by higher enterprise technology, payments, and finance support costs as well as higher direct marketing expense, partially offset by lower enterprise operations support and FDIC expense.

CSBB average loans and leases held for investment increased $2.3 billion, or 1.8%, for the first quarter of 2025 compared to the first quarter of 2024, primarily due to higher loan balances within indirect lending driven by the Service Finance, Sheffield, and prime auto portfolios and real estate lending driven by mortgage, partially offset by lower balances in the unsecured and small business portfolios.

CSBB average total deposits decreased $1.5 billion, or 0.7%, for the first quarter of 2025 compared to the first quarter of 2024, primarily driven by decreases in interest checking and time deposits, partially offset by increases in money market and savings and noninterest-bearing deposits.

Wholesale Banking

WB net income was $888 million for the first quarter of 2025, an increase of $22 million compared to the first quarter of 2024.

•Segment net interest income decreased $23 million primarily due to lower loan balances and lower yields.
•The allocated provision for credit losses decreased $57 million which reflects a lower allowance build in the current quarter compared to the earlier period as well as lower charge-offs in the CRE portfolio.
•Noninterest income decreased $31 million compared to the earlier quarter driven by lower merger and acquisition and equity origination deal flow, lower trading income, and a decrease in wealth related income attributable to the sale of Sterling Capital Management LLC in 2024, partially offset by higher income from certain strategic investments and syndicated leverage finance fees.
•Noninterest expense decreased $32 million compared to the earlier quarter primarily due to lower FDIC expense, and lower personnel expense from reduced incentives and headcount, partially offset by higher technology and support charges.

WB average loans held for investment decreased $4.4 billion, or 2.4%, for the first quarter of 2025 compared to the first quarter of 2024, primarily due to decreases in commercial and industrial loan balances.

WB average total deposits increased $2.7 billion, or 1.9%, for the first quarter of 2025 compared to the first quarter of 2024, primarily due to increases in interest checking balances, partially offset by declines in average noninterest-bearing deposits and money market and savings.

52 Truist Financial Corporation

Other, Treasury & Corporate

OT&C generated a net loss of $229 million in the first quarter of 2025, compared to a net loss of $549 million in the first quarter of 2024.

•Segment net interest income increased $351 million primarily due to lower funding credit on deposits to other segments, increased yield due to the securities portfolio repositioning, and lower average long-term debt balances, partially offset by lower funding charges on commercial loans to the wholesale segment driven by falling short term rates.
•Noninterest income decreased $29 million primarily due to lower income from investments held for certain post-retirement benefits (which is primarily offset by lower employee benefits expense).
•Noninterest expense decreased $92 million compared to the earlier quarter primarily due to lower regulatory costs (which is primarily offset by FDIC driven allocations to the segments), other post-retirement benefit expense (which is almost entirely offset by lower other income), operational charge-offs, pension expenses, and enterprise risk management support, partially offset by increases in professional fees and outside processing.

Truist Financial Corporation 53

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $117.9 billion at March 31, 2025, compared to $118.1 billion at December 31, 2024. U.S. Treasury, GSE, and Agency MBS represented 99.7% of the total securities portfolio as of March 31, 2025 and December 31, 2024. The overwhelming majority of the portfolio is in agency MBS securities.

•The decrease in 2025 includes paydowns and maturities of $4.7 billion, partially offset by purchases of $4.1 billion.
•As of March 31, 2025 and December 31, 2024, 40% and 41%, respectively, of the investment securities portfolio was classified as held-to-maturity based on amortized cost, excluding portfolio level basis adjustments.
•As of March 31, 2025 and December 31, 2024, approximately 3.0% of the securities portfolio was variable rate, excluding the impact of swaps.
•The effective duration of the AFS securities portfolio was 5.0 years at March 31, 2025 and December 31, 2024, excluding the impact of swaps, or 3.3 years at March 31, 2025 and December 31, 2024, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.0 years at March 31, 2025 and December 31, 2024.

Lending Activities

The following table presents the composition of average loans and leases:

Table 5: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Commercial:
Commercial and industrial	$155,214	$153,209	$154,102	$157,043	$158,385
CRE	19,832	20,504	21,481	21,969	22,400
Commercial construction	8,734	8,261	7,870	7,645	7,134
Consumer:
Residential mortgage	55,658	54,390	53,999	54,490	55,070
Home equity	9,569	9,675	9,703	9,805	9,930
Indirect auto	23,248	22,790	22,121	22,016	22,374
Other consumer	29,291	29,355	29,015	28,326	28,285
Credit card	4,849	4,926	4,874	4,905	4,923
Total average loans and leases HFI	$306,395	$303,110	$303,165	$306,199	$308,501

Average loans and leases HFI were $306.4 billion for first quarter of 2025, an increase of $3.3 billion, or 1.1%, compared to the fourth quarter of 2024.

•Average commercial loans increased 1.0% due to an increase in the commercial and industrial portfolio.
•Average consumer loans increased 1.3% due to growth in the residential mortgage and indirect auto portfolios.

End of period loans and leases HFI were $308.6 billion at March 31, 2025, up $2.3 billion, or 0.7%, compared to December 31, 2024 primarily due to increases in the commercial and industrial, indirect auto, and residential mortgage portfolios, partially offset by a decline in the CRE portfolio.

At March 31, 2025 and December 31, 2024, 53% of loans and leases HFI were variable rate.

54 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 6: Asset Quality
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
NPAs:
NPLs:
Commercial and industrial	$586	$521	$575	$459	$512
CRE	294	298	302	360	261
Commercial construction	2	3	1	—	23
Residential mortgage	179	166	156	161	151
Home equity	114	116	118	123	130
Indirect auto	248	259	252	244	256
Other consumer	65	66	63	64	61
Total NPLs HFI	1,488	1,429	1,467	1,411	1,394
Loans held for sale	77	—	5	9	22
Total nonperforming loans and leases	1,565	1,429	1,472	1,420	1,416
Foreclosed real estate	4	3	3	5	4
Other foreclosed property	49	45	53	51	56
Total nonperforming assets	$1,618	$1,477	$1,528	$1,476	$1,476
Loans 90 days or more past due and still accruing:
Commercial and industrial	$5	$19	$5	$8	$12
CRE	—	1	—	—	—
Commercial construction	—	—	—	1	—
Residential mortgage – government guaranteed	468	430	394	375	408
Residential mortgage – nonguaranteed	62	51	39	27	33
Home equity	6	9	7	7	10
Indirect auto	—	—	—	1	1
Other consumer	23	23	22	19	18
Credit card	52	54	51	51	56
Total loans 90 days or more past due and still accruing	$616	$587	$518	$489	$538
Loans 30-89 days past due and still accruing:
Commercial and industrial	$118	$168	$116	$109	$158
CRE	12	60	10	8	21
Commercial construction	—	3	4	—	—
Residential mortgage – government guaranteed	284	318	305	340	286
Residential mortgage – nonguaranteed	347	401	366	392	352
Home equity	57	60	63	58	59
Indirect auto	484	622	596	592	540
Other consumer	246	236	233	214	226
Credit card	71	81	76	78	74
Total loans 30-89 days past due and still accruing	$1,619	$1,949	$1,769	$1,791	$1,716

Nonperforming assets totaled $1.6 billion at March 31, 2025, up $141 million compared to December 31, 2024, due to increases in the commercial and industrial and the LHFS portfolios. Nonperforming loans and leases held for investment were 0.48% of loans and leases held for investment at March 31, 2025, up one basis point compared to December 31, 2024.

Loans 90 days or more past due and still accruing totaled $616 million at March 31, 2025, up one basis point as a percentage of loans and leases compared with the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at March 31, 2025, flat compared to December 31, 2024.

Loans 30-89 days past due and still accruing totaled $1.6 billion at March 31, 2025, down $330 million, or 12 basis points, as a percentage of loans and leases, compared to the prior quarter primarily due to a decrease in the indirect auto, residential mortgage, commercial and industrial, and CRE portfolios.

Truist Financial Corporation 55

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 6. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 5. Loans and ACL” for the amortized cost basis of loans by origination year and credit quality indicator as well as additional disclosures related to NPLs.

Table 7: Asset Quality Ratios
	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.52%	0.64%	0.58%	0.59%	0.56%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.20	0.19	0.17	0.16	0.18
NPLs as a percentage of loans and leases HFI	0.48	0.47	0.48	0.46	0.45
NPLs as a percentage of total loans and leases(1)	0.51	0.46	0.48	0.46	0.46
NPAs as a percentage of:
Total assets(1)	0.30	0.28	0.29	0.28	0.28
Loans and leases HFI plus foreclosed property	0.50	0.48	0.50	0.48	0.47
ALLL as a percentage of loans and leases HFI	1.58	1.59	1.60	1.57	1.56
Ratio of ALLL to NPLs	3.3x	3.4x	3.3x	3.4x	3.4x
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI, excluding government guaranteed(2)	0.05%	0.05%	0.04%	0.04%	0.04%
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest is reasonably assured, or the ratio might not be comparable to other portfolios that do not have government guarantees.

Table 8: Asset Quality Ratios
	Three Months Ended
	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Net charge-offs as a percentage of average loans and leases HFI:
Commercial:
Commercial and industrial	0.20%	0.27%	0.18%	0.18%	0.17%
CRE	1.29	0.66	1.12	1.67	1.73
Commercial construction	(0.02)	(0.02)	(0.01)	(0.05)	(0.02)
Consumer:
Residential mortgage	—	(0.01)	(0.01)	(0.01)	—
Home equity	(0.07)	(0.07)	(0.11)	(0.03)	(0.08)
Indirect auto	2.26	2.33	1.89	1.94	2.26
Other consumer	1.71	1.63	1.73	1.60	1.96
Credit card	5.21	5.10	5.04	5.33	5.54
Total	0.60	0.59	0.55	0.58	0.64

Ratio of ALLL to net charge-offs	2.6x	2.7x	2.9x	2.7x	2.4x
Ratios are annualized, as applicable.

The following table presents activity related to NPAs:

Table 9: Rollforward of NPAs
(Dollars in millions)	2025	2024
Balance, January 1	$1,477	$1,488
New NPAs	890	831
Advances and principal increases	90	190
Disposals of foreclosed assets(1)	(156)	(157)
Disposals of NPLs(2)	(95)	(91)
Charge-offs and losses	(323)	(367)
Payments	(206)	(337)
Transfers to performing status	(58)	(61)
Other, net	(1)	(20)
Ending balance, March 31	$1,618	$1,476
(1)Includes charge-offs and losses recorded upon sale of $69 million and $66 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale of $3 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.
56 Truist Financial Corporation

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

Truist Financial Corporation 57

Table 10: Commercial and Industrial Portfolio Industry and Geography
	March 31, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$24,782	15.8%	$18	$24,271	15.7%	$28
Retail trade	13,004	8.3	136	12,488	8.1	66
Manufacturing	12,627	8.1	94	12,298	7.9	62
Health care and social assistance	12,151	7.8	77	12,154	7.8	129
Real estate and rental and leasing	11,027	7.0	4	11,354	7.3	3
Public administration	8,738	5.6	7	8,860	5.7	—
Wholesale trade	7,650	4.9	40	7,428	4.8	45
Information	6,497	4.1	53	5,235	3.4	66
Utilities	4,629	3.0	—	4,096	2.6	—
Transportation and warehousing	4,514	2.9	24	4,634	3.0	34
Educational services	4,446	2.8	—	4,478	2.9	—
Professional, scientific, and technical services	4,207	2.7	8	4,125	2.7	8
Arts, entertainment, and recreation	3,569	2.3	—	3,599	2.3	6
Accommodation and food services	3,082	2.0	9	2,935	1.9	9
Administrative and support and waste management and remediation services	3,054	1.9	3	3,022	2.0	—
Other services (except public administration)	2,892	1.8	8	3,072	2.0	2
Other(1)	11,329	7.2	24	11,746	7.6	31
Subtotal	138,198	88.2	505	135,795	87.7	489
Business owner occupied	18,481	11.8	81	19,053	12.3	32
Total commercial and industrial	$156,679	100.0%	$586	$154,848	100.0%	$521

Geography:
Florida	$18,205	11.6%	$135	$18,258	11.8%	$172
Texas	16,193	10.3	47	14,728	9.5	47
North Carolina	12,515	8.0	15	12,167	7.9	16
Georgia	11,559	7.4	10	11,240	7.3	10
New York	11,292	7.2	67	11,379	7.3	50
Virginia	8,922	5.7	6	9,343	6.0	7
California	8,676	5.5	6	8,115	5.2	8
Maryland	6,708	4.3	5	6,781	4.4	3
Pennsylvania	6,593	4.2	94	6,466	4.2	9
Tennessee	5,675	3.6	47	5,729	3.7	51
South Carolina	4,162	2.7	22	4,151	2.7	23
New Jersey	3,987	2.5	2	3,947	2.5	5
Illinois	3,786	2.4	16	3,639	2.4	20
Ohio	3,415	2.2	1	3,482	2.2	1
Other(2)	34,991	22.4	113	35,423	22.9	99
Total commercial and industrial	$156,679	100.0%	$586	$154,848	100.0%	$521
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $4.0 billion and $4.1 billion at March 31, 2025 and December 31, 2024, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist seeks to maintain a high-quality portfolio through disciplined risk management and prudent client selection.

Truist’s CRE and commercial construction portfolios totaled $28.3 billion as of March 31, 2025, which includes 36% related to multifamily residential, 21% related to industrial, 13% related to office, 13% related to retail, and the remainder composed of hotel and other commercial real estate.

Our combined CRE and commercial construction office portfolio is primarily composed of multi-tenant, non-gateway properties located within Truist Bank’s footprint. As of March 31, 2025, approximately 97% of these properties are multi-tenant or medical. Additionally, as of March 31, 2025, 28% and 27% of these exposures are scheduled to mature in 2025 and 2026, respectively, with the remainder scheduled to mature in 2027 and beyond.
58 Truist Financial Corporation

Table 11: CRE Portfolio Property Type and Geography
	March 31, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$5,236	26.7%	$68	$5,508	27.0%	$27
Industrial	4,108	21.0	3	4,303	21.1	3
Retail	3,597	18.4	31	3,530	17.3	33
Office	3,233	16.5	185	3,459	17.0	228
Hotel	1,784	9.1	—	1,891	9.3	—
Other(1)	1,620	8.3	7	1,672	8.3	7
Total CRE	$19,578	100.0%	$294	$20,363	100.0%	$298

Geography:
Florida	$2,486	12.7%	$3	$2,594	12.7%	$26
Georgia	2,260	11.5	78	2,010	9.9	80
North Carolina	2,095	10.7	6	2,212	10.9	10
Texas	1,542	7.9	5	1,599	7.9	6
California	1,541	7.9	—	1,683	8.3	—
New York	1,471	7.5	66	1,491	7.3	2
Pennsylvania	1,199	6.1	1	1,218	6.0	1
Virginia	1,104	5.6	3	1,108	5.4	3
District of Columbia	811	4.1	44	827	4.1	45
Massachusetts	724	3.7	50	860	4.2	27
Tennessee	703	3.6	1	715	3.5	1
Other(2)	3,642	18.7	37	4,046	19.8	97
Total CRE	$19,578	100.0%	$294	$20,363	100.0%	$298
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $54 million at December 31, 2024. The remainder represents other remaining states that are deemed to be individually insignificant.

Table 12: Commercial Construction Portfolio Property Type and Geography
	March 31, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$5,136	58.6%	$—	$4,918	57.7%	$—
Industrial	1,772	20.2	—	1,680	19.7	—
Single Family - CP	737	8.4	1	664	7.8	2
Office	465	5.3	—	627	7.4	—
Single Family - AD and CL	186	2.1	1	187	2.2	1
Other(1)	470	5.4	—	444	5.2	—
Total commercial construction	$8,766	100.0%	$2	$8,520	100.0%	$3

Geography:
Texas	$1,398	15.9	$—	$1,345	15.8	$—
Georgia	1,327	15.1	—	1,294	15.2	—
Florida	1,262	14.4	—	1,138	13.4	—
North Carolina	1,033	11.8	—	992	11.6	1
California	517	5.9	—	492	5.8	—
Other(2)	3,229	36.9	2	3,259	38.2	2
Total commercial construction	$8,766	100.0%	$2	$8,520	100.0%	$3
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states that are deemed to be individually insignificant.

See additional information on the commercial portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
Truist Financial Corporation 59

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	Three Months Ended
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Balance, beginning of period	$5,161	$5,140	$5,110	$5,100	$5,093
Provision for credit losses	458	471	448	451	500
Charge-offs:
Commercial and industrial	(102)	(119)	(96)	(83)	(97)
CRE	(70)	(51)	(65)	(97)	(103)
Residential mortgage	(1)	(1)	—	(1)	(1)
Home equity	(2)	(2)	(1)	(3)	(3)
Indirect auto	(154)	(158)	(143)	(136)	(154)
Other consumer	(154)	(148)	(152)	(141)	(165)
Credit card	(74)	(74)	(71)	(74)	(77)
Total charge-offs	(557)	(553)	(528)	(535)	(600)
Recoveries:
Commercial and industrial	24	15	26	14	32
CRE	7	17	5	5	7
Commercial construction	—	—	1	1	—
Residential mortgage	2	2	1	2	1
Home equity	4	3	4	4	5
Indirect auto	25	24	38	30	28
Other consumer	30	28	26	28	28
Credit card	11	11	9	9	9
Total recoveries	103	100	110	93	110
Net charge-offs	(454)	(453)	(418)	(442)	(490)
Other	1	3	—	1	(3)
Balance, end of period	$5,166	$5,161	$5,140	$5,110	$5,100
ACL:
ALLL	$4,870	$4,857	$4,842	$4,808	$4,803
RUFC	296	304	298	302	297
Total ACL	$5,166	$5,161	$5,140	$5,110	$5,100

The allowance for credit losses was $5.2 billion at March 31, 2025 and included $4.9 billion for the allowance for loan and lease losses and $296 million for the reserve for unfunded commitments. The ALLL ratio was 1.58%, down one basis point compared with December 31, 2024. The ALLL covered nonperforming loans and leases held for investment 3.3x, compared to 3.4x at December 31, 2024. At March 31, 2025, the ALLL was 2.6x annualized net charge-offs, compared to 2.7x at December 31, 2024.

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	March 31, 2025			December 31, 2024
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,307	26.9%	50.7%	$1,284	26.4%	50.7%
CRE	604	12.4	6.3	643	13.2	6.6
Commercial construction	280	5.7	2.8	257	5.3	2.8
Residential mortgage	227	4.7	18.2	204	4.2	18.1
Home equity	93	1.9	3.1	89	1.8	3.1
Indirect auto	955	19.6	7.7	955	19.7	7.5
Other consumer	989	20.3	9.6	994	20.5	9.6
Credit card	415	8.5	1.6	431	8.9	1.6
Total ALLL	4,870	100.0%	100.0%	4,857	100.0%	100.0%
RUFC	296			304
Total ACL	$5,166			$5,161

60 Truist Financial Corporation

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of March 31, 2025, Truist held or serviced the first lien on 33% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 15: Other Assets as of Period End
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Tax credit and other private equity investments	$9,495	$9,303
Bank-owned life insurance	7,826	7,801
Prepaid pension assets	7,310	7,238
Accounts receivable	2,241	1,904
Accrued income	2,053	2,069
DTAs, net	1,574	1,945
Leased assets and related assets	1,474	1,352
Prepaid expenses	1,105	1,061
Derivative assets	1,056	966
ROU assets	992	1,015
FHLB stock	922	965
Other	868	1,513
Total other assets	$36,916	$37,132

Truist Financial Corporation 61

Funding Activities

Deposits

The following table presents average deposits:

Table 16: Average Deposits
	Three Months Ended
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Noninterest-bearing deposits	$105,895	$107,968	$106,080	$107,634	$108,888
Interest checking	109,208	107,075	103,899	103,894	103,537
Money market and savings	136,897	138,242	136,639	135,264	134,696
Time deposits	40,204	36,757	37,726	41,250	41,937
Total average deposits	$392,204	$390,042	$384,344	$388,042	$389,058

Average deposits for the first quarter of 2025 were $392.2 billion, an increase of $2.2 billion, or 0.6%, compared to the fourth quarter of 2024.

Average noninterest-bearing deposits decreased 1.9% compared to the prior quarter and represented 27.0% of total deposits for the first quarter of 2025 compared to 27.7% for the fourth quarter of 2024. Average interest checking increased 2.0%. Average money market and savings accounts decreased 1.0%. Average time deposits increased 9.4%.

Borrowings

At March 31, 2025, short-term borrowings totaled $23.7 billion, a decrease of $5.5 billion compared to December 31, 2024. Average short-term borrowings were $30.3 billion and $26.2 billion for the three months ended March 31, 2025 and 2024, respectively.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $32.0 billion at March 31, 2025, a decrease of $2.9 billion compared to December 31, 2024. During the three months ended March 31, 2025, the Company had:

•Net redemptions of $1.9 billion of floating rate FHLB advances.
•Maturities and redemptions of $1.3 billion of senior notes.

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 17: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2025	Dec 31, 2024
Common equity per common share	$44.85	$43.90
Non-GAAP capital measure:(1)
Tangible common equity per common share	$30.95	$30.01
Calculation of tangible common equity:(1)
Total shareholders’ equity	$64,635	$63,679
Less:
Preferred stock	5,907	5,907
Goodwill and intangible assets, net of deferred taxes	18,203	18,274
Tangible common equity	$40,525	$39,498

Common shares outstanding at end of period	1,309,539	1,315,936
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Total shareholders’ equity was $64.6 billion at March 31, 2025, an increase of $1.0 billion from December 31, 2024. This increase includes $1.3 billion in net income and $1.0 billion in OCI, partially offset by $783 million in common and preferred dividends and $503 million in common share repurchases, including excise taxes. For the first quarter of 2025, the dividend payout ratio was 59% and the total payout ratio was 102%. Truist’s book value per common share at March 31, 2025 was $44.85, compared to $43.90 at December 31, 2024. Truist’s TBVPS of $30.95 at March 31, 2025, increased 3.1% compared to December 31, 2024.
62 Truist Financial Corporation

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

Truist is committed to fostering a culture that supports the identification and escalation of risks across the organization. All teammates are responsible for upholding the Company’s purpose, mission, and values, and are encouraged to speak up if there is any activity or behavior that is inconsistent with the Company’s culture. The Truist code of ethics influences the Company’s decision making and informs teammates on how to act in the absence of specific guidance.

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

IRR measurement is influenced by data, assumptions, and models. Due to their high sensitivity to market rates, mortgage (loan and security) prepayments leverage an industry model that results in varying prepayment speeds across rate scenarios. Prepayments for non-mortgage loans leverage a mix of dynamic models (varying results based on market rates) and static prepayment assumptions based on historical experience. Our analysis incorporates dynamic client deposit balance levels, the mix across product types, and deposit rate paid across alternate rate scenarios based on modeled changes in client and bank behavior. The use of dynamic deposit balance models results in rotation to higher cost funding products (e.g., CDs) when market rates increase and to lower cost funding products (e.g., non-maturity deposits) when market rates decrease. The use of dynamic rate paid models results in varying deposit betas based on the timing and conditions within market rate cycles.

Truist Financial Corporation 63

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

Table 18: Interest Sensitivity Simulation Analysis
	Mar 31, 2025	Dec 31, 2024
Up 200bps gradual change in interest rates	1.5%	1.1%
Up 50bps instantaneous change in interest rates	0.6	0.6
Down 50bps instantaneous change in interest rates	(0.8)	(0.8)
Down 200bps gradual change in interest rates	(2.4)	(2.1)

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

64 Truist Financial Corporation

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

Securitizations

As of March 31, 2025, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $170 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics, including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of March 31, 2025.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months ended March 31, 2025 and 2024.

Table 19: VaR-based Measures
	Three Months Ended March 31,
	2025		2024
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$40	$15	$27	$12
Average	20	8	22	10
Minimum	9	4	15	8
Period-end	26	9	21	9
VaR by Risk Class:
Interest Rate Risk		6		4
Credit Spread Risk		7		3
Equity Price Risk		7		5
Foreign Exchange Risk		1		1
Portfolio Diversification		(13)		(4)
Period-end		9		9
Truist Financial Corporation 65

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Maximum	$287	$171
Average	181	113
Minimum	71	69
Period-end	229	107

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there were no Company-wide VaR backtesting exceptions during the twelve months ended March 31, 2025. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
66 Truist Financial Corporation

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

Truist has a liquidity risk management process designed to identify, measure, and monitor key liquidity risks to assess whether Truist is operating within its liquidity risk appetite. The liquidity risk appetite is outlined using a qualitative statement and more granular detailed risk appetite statements aligned to Truist’s risk taxonomy; risk statements form the basis for aligning risk appetite with risk management goals and strategy. Using the risk appetite statements, key risk indicators are developed that represent quantitative metrics which measure current risk exposure relative to Truist’s risk appetite, which help the Board and management monitor liquidity risk taking activity. Truist’s key risk indicators are designed to support the following objectives:

•maintain (i) a diversified, but client deposit centric, funding base, (ii) a level of liquid, readily monetized assets sufficient to satisfy business as usual and stressed cash flow needs across multiple liquidity horizons, and (iii) an appropriate level of contingent funding to meet any unexpected needs;
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
Truist Financial Corporation 67

Contingency Funding Plan

Truist has a contingency funding plan designed to address ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization’s liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction. On a quarterly basis, Truist conducts testing of market access for alternative sources of funds (e.g. discount window, standing repo facility, etc.) to test operational readiness. On a periodic basis, Truist conducts a table-top test of the Contingency Funding Plan to assess reliability of the plan during liquidity stress events and to simulate the operational elements of the plan such as communications, coordination, and decision-making.

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $90.0 billion and Truist’s average LCR was 111% for the three months ended March 31, 2025.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At March 31, 2025, Truist was compliant with this requirement.

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

Table 21: Selected Liquidity Sources
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Unused borrowing capacity:
FRB	$79,737	$72,040
FHLB	32,041	31,411
Available investment securities (at fair value)	76,764	68,212
Available secured borrowing capacity	188,542	171,663
Eligible cash at the FRB	35,372	33,717
Total	$223,914	$205,380

At March 31, 2025, Truist Bank’s available secured borrowing capacity represented approximately 5.4 times the amount of wholesale funding maturities in one year or less.

68 Truist Financial Corporation

Parent Company

The Parent Company serves as the primary source of capital for its operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, payments on and, from time-to-time, potential repurchases or redemptions of a portion of an outstanding tranche of the long-term debt of the Parent Company (as may be permitted by the terms of each respective series), and the redemption of preferred stock. See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2025, the Parent Company held cash on hand to meet these requirements.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high-quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends. See Item 1A, “Risk Factors” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding factors that influence credit ratings and potential risks that could materialize in the event of downgrade in the Company’s credit ratings.

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of March 31, 2025:

Table 22: Credit Ratings of Truist Financial Corporation and Truist Bank
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

Truist Financial Corporation 69

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
(1)Reflects a SCB requirement of 2.8% applicable to Truist as of March 31, 2025. Truist’s SCB requirement, received in the 2024 CCAR process, is effective from October 1, 2024 to September 30, 2025. Truist will receive a new preliminary SCB requirement, to become effective October 1, 2025, following the release of CCAR 2025 results in late June 2025.

The Parent Company’s capital ratios are presented in the following table:

Table 24: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Mar 31, 2025	Dec 31, 2024
Risk-based:	(preliminary)
CET1	11.3%	11.5%
Tier 1 capital	12.7	12.9
Total capital	14.7	15.0
Leverage ratio	10.3	10.5
Supplementary leverage ratio	8.7	8.8
Risk-weighted assets	$424,076	$418,337

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist’s CET1 ratio was 11.3% as of March 31, 2025, down 20 basis points compared to December 31, 2024 due to capital returned to shareholders, an increase in risk-weighted assets, and the final CECL phase-in, partially offset by current quarter earnings.

Truist declared common dividends of $0.52 per share during the first quarter of 2025 and repurchased $500 million of common stock. For the first quarter of 2025, the dividend payout ratio was 59%, and the total payout ratio was 102%.

70 Truist Financial Corporation

Share Repurchase Activity

Table 25: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)
January 1, 2025 to January 31, 2025	11,255	$44.42	11,255	$3,500
February 1, 2025 to February 28, 2025	—	—	—	3,500
March 1, 2025 to March 31, 2025	—	—	—	3,500
Total	11,255	$44.42	11,255
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

In the second quarter of 2025, the Company repurchased $750 million of common stock, which represented 20.2 million shares, through open market repurchases.
Truist Financial Corporation 71

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Truist’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations, and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the ACL; determination of fair value for securities, MSRs, trading assets and liabilities, and derivative assets and liabilities; goodwill and other intangible assets; income taxes; and pension and postretirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2024. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Basis of Presentation” in this report. There have been no other changes to the critical accounting policies during 2025.

Goodwill and Other Intangible Assets

The Company’s three reporting units with goodwill balances were CSBB, WB, and Wealth. The Company performs goodwill impairment analysis annually as of October 1 or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value.

The quantitative valuations of these reporting units use the income approach and a market-based approach, each weighted at 50%. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information. The income approach utilizes a discounted cash flow analysis of multi-year financial forecasts developed for each reporting unit by considering several inputs and assumptions such as net interest margin, expected credit losses, noninterest income, noninterest expense, and required capital. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

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

72 Truist Financial Corporation

The Company monitored events and circumstances during the period from January 1, 2025 to March 31, 2025, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative impairment test, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of March 31, 2025. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2025.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the Legal Proceedings and Other Matters section in “Note 14. Commitments and Contingencies,” which is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024. Additional risks and uncertainties not currently known to Truist or that management has deemed to be immaterial also may materially adversely affect Truist’s business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the Share Repurchase Activity section in the MD&A, which is incorporated by reference into this item.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Truist Financial Corporation 73

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Equity Interest Purchase Agreement, dated as of February 20, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 20, 2024.
2.2	Amendment No. 1 to Equity Interest Purchase Agreement, dated as of May 6, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed May 10, 2024.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
* Management compensatory plan or arrangement.
74 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	April 30, 2025	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2025	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 75