Form 10-Q
period 2025-06-30
TRUIST FINANCIAL CORP
filed 2025-07-31
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2025
Commission File Number: 1-10853

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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

At June 30, 2025, 1,289,435,167 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AD and CL	Acquisition and development and commercial land
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CP	Construction to permanent
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment
DIF	Deposit Insurance Fund administered by the FDIC
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IDI	Insured depository institution
IPV	Independent price verification
IRR	Interest rate risk
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing rights
NA	Not applicable
NII	Net interest income
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
Truist Financial Corporation 1

Term	Definition
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share
TE	Taxable-equivalent
TIH	Truist Insurance Holdings, LLC, an entity sold on May 6, 2024
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Jun 30, 2025	Dec 31, 2024
Assets
Cash and due from banks	$5,157	$5,793
Interest-bearing deposits with banks	36,294	33,975
Securities borrowed or purchased under agreements to resell	2,656	2,550
Trading assets at fair value	5,963	5,100
AFS securities at fair value	66,390	67,464
HTM securities (fair value of $39,611 and $40,286, respectively)	48,973	50,640
LHFS (including $1,105 and $1,233 at fair value, respectively)	1,203	1,388
Loans and leases (including $12 and $13 at fair value, respectively)	318,796	306,383
ALLL	(4,899)	(4,857)
Loans and leases, net of ALLL	313,897	301,526
Premises and equipment	3,197	3,225
Goodwill	17,125	17,125
CDI and other intangible assets	1,399	1,550
Loan servicing rights at fair value	3,612	3,708
Other assets (including $1,977 and $1,271 at fair value, respectively)	37,967	37,132
Total assets	$543,833	$531,176
Liabilities
Noninterest-bearing deposits	$106,442	$107,451
Interest-bearing deposits (including $396 and $192 at fair value, respectively)	299,680	283,073
Short-term borrowings (including $2,199 and $1,896 at fair value, respectively)	16,631	29,205
Long-term debt	44,427	34,956
Other liabilities (including $1,812 and $2,286 at fair value, respectively)	11,813	12,812
Total liabilities	478,993	467,497
Shareholders’ Equity
Preferred stock	5,907	5,907
Common stock, $5 par value	6,447	6,580
Additional paid-in capital	34,620	35,628
Retained earnings	24,759	23,777
AOCI, net of deferred income taxes	(6,893)	(8,213)
Total shareholders’ equity	64,840	63,679
Total liabilities and shareholders’ equity	$543,833	$531,176
Common shares outstanding	1,289,435	1,315,936
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	216	216
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans and leases	$4,657	$4,879	$9,150	$9,744
Interest on securities	961	838	1,936	1,643
Interest on other earning assets	536	634	1,056	1,148
Total interest income	6,154	6,351	12,142	12,535
Interest Expense
Interest on deposits	1,844	2,016	3,580	3,980
Interest on long-term debt	431	446	840	928
Interest on other borrowings	292	362	628	728
Total interest expense	2,567	2,824	5,048	5,636
Net Interest Income	3,587	3,527	7,094	6,899
Provision for credit losses	488	451	946	951
Net Interest Income After Provision for Credit Losses	3,099	3,076	6,148	5,948
Noninterest Income
Wealth management income	348	361	692	717
Investment banking and trading income	205	286	478	609
Card and payment related fees	232	230	452	454
Service charges on deposits	227	232	457	457
Mortgage banking income	107	112	215	209
Lending related fees	99	89	194	185
Operating lease income	47	50	100	109
Securities gains (losses)	(18)	(6,650)	(19)	(6,650)
Other income	153	78	223	144
Total noninterest income	1,400	(5,212)	2,792	(3,766)
Noninterest Expense
Personnel expense	1,653	1,661	3,240	3,291
Professional fees and outside processing	373	308	737	586
Software expense	231	218	461	442
Net occupancy expense	179	160	342	320
Equipment expense	89	89	171	177
Amortization of intangibles	73	89	148	177
Marketing and customer development	82	63	157	119
Operating lease depreciation	33	34	68	74
Regulatory costs	55	85	124	237
Restructuring charges	28	33	66	84
Other expense	190	354	378	540
Total noninterest expense	2,986	3,094	5,892	6,047
Earnings
Income (loss) before income taxes	1,513	(5,230)	3,048	(3,865)
Provision (benefit) for income taxes	273	(1,324)	547	(1,092)
Net income (loss) from continuing operations	1,240	(3,906)	2,501	(2,773)
Net income from discontinued operations	—	4,828	—	4,895
Net income	1,240	922	2,501	2,122
Noncontrolling interests from discontinued operations	—	19	—	22
Preferred stock dividends and other	60	77	164	183
Net income available to common shareholders	$1,180	$826	$2,337	$1,917
Basic EPS from continuing operations	$0.91	$(2.98)	$1.80	$(2.21)
Basic EPS	0.91	0.62	1.80	1.43
Diluted EPS from continuing operations	0.90	(2.98)	1.78	(2.21)
Diluted EPS	0.90	0.62	1.78	1.43
Basic weighted average shares outstanding	1,292,292	1,338,149	1,299,833	1,336,620
Diluted weighted average shares outstanding	1,305,005	1,338,149	1,314,779	1,336,620

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,240	$922	$2,501	$2,122
OCI, net of tax:
Net change in net pension and postretirement costs	2	34	7	35
Net change in cash flow hedges	275	(38)	704	(228)
Net change in AFS securities	16	4,664	494	4,088
Net change in HTM securities	59	57	109	108
Other, net	5	1	6	(1)
Total OCI, net of tax	357	4,718	1,320	4,002
Total comprehensive income	$1,597	$5,640	$3,821	$6,124
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(1)	$11	$—	$11
Net change in cash flow hedges	84	(12)	217	(70)
Net change in AFS securities	(10)	1,439	139	1,262
Net change in HTM securities	12	18	27	33
Total income taxes related to OCI	$85	$1,456	$383	$1,236

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, April 1, 2024	1,338,096	$6,673	$6,690	$36,197	$22,483	$(13,222)	$232	$59,053
Net income	—	—	—	—	903	—	19	922
OCI	—	—	—	—	—	4,718	—	4,718
Issued in connection with equity awards, net	127	—	1	(12)	(3)	—	—	(14)
Cash dividends declared on common stock	—	—	—	—	(696)	—	—	(696)
Cash dividends declared on preferred stock	—	—	—	—	(77)	—	—	(77)
Equity-based compensation expense	—	—	—	103	—	—	—	103
Sale of remaining stake in TIH	—	—	—	—	—	—	(197)	(197)
Other, net	—	—	—	76	(7)	—	(54)	15
Balance, June 30, 2024	1,338,223	$6,673	$6,691	$36,364	$22,603	$(8,504)	$—	$63,827
Balance, April 1, 2025	1,309,539	$5,907	$6,548	$35,178	$24,252	$(7,250)	$—	$64,635
Net income	—	—	—	—	1,240	—	—	1,240
OCI	—	—	—	—	—	357	—	357
Issued in connection with equity awards, net	105	—	—	—	(3)	—	—	(3)
Repurchase of common stock, including excise tax	(20,209)	—	(101)	(656)	—	—	—	(757)
Cash dividends declared on common stock	—	—	—	—	(670)	—	—	(670)
Cash dividends declared on preferred stock	—	—	—	—	(60)	—	—	(60)
Equity-based compensation expense	—	—	—	98	—	—	—	98
Balance, June 30, 2025	1,289,435	$5,907	$6,447	$34,620	$24,759	$(6,893)	$—	$64,840
Balance, January 1, 2024	1,333,743	$6,673	$6,669	$36,177	$22,088	$(12,506)	$152	$59,253
Net income	—	—	—	—	2,100	—	22	2,122
OCI	—	—	—	—	—	4,002	—	4,002
Issued in connection with equity awards, net	4,480	—	22	(55)	(5)	—	—	(38)
Cash dividends declared on common stock	—	—	—	—	(1,390)	—	—	(1,390)
Cash dividends declared on preferred stock	—	—	—	—	(183)	—	—	(183)
Equity-based compensation expense	—	—	—	166	—	—	—	166
Sale of remaining stake in TIH	—	—	—	—	—	—	(197)	(197)
Other, net	—	—	—	76	(7)	—	23	92
Balance, June 30, 2024	1,338,223	$6,673	$6,691	$36,364	$22,603	$(8,504)	$—	$63,827
Balance, January 1, 2025	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$—	$63,679
Net income	—	—	—	—	2,501	—	—	2,501
OCI	—	—	—	—	—	1,320	—	1,320
Issued in connection with equity awards, net	4,963	—	24	(83)	(6)	—	—	(65)
Repurchase of common stock, including excise tax	(31,464)	—	(157)	(1,103)	—	—	—	(1,260)
Cash dividends declared on common stock	—	—	—	—	(1,349)	—	—	(1,349)
Cash dividends declared on preferred stock	—	—	—	—	(164)	—	—	(164)
Equity-based compensation expense	—	—	—	178	—	—	—	178
Balance, June 30, 2025	1,289,435	$5,907	$6,447	$34,620	$24,759	$(6,893)	$—	$64,840

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$2,501	$2,122
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	946	951
Depreciation	284	315
Amortization of intangibles	148	198
Securities (gains) losses	19	6,650
Gain on sale of TIH, net of tax	—	(4,814)
Net change in operating assets and liabilities:
LHFS	128	(432)
Pension asset	(145)	(95)
Derivative assets and liabilities	(1,106)	(470)
Trading assets	(863)	(1,226)
Other assets and other liabilities	(561)	(3,595)
Other, net	309	251
Net cash from operating activities	1,660	(145)
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,109	27,607
Proceeds from maturities, calls and paydowns of AFS securities	8,079	7,911
Purchases of AFS securities	(6,879)	(26,048)
Proceeds from maturities, calls and paydowns of HTM securities	1,812	1,810
Originations of loans and leases, net of principal collected	(12,860)	5,347
Purchases of loans and leases	(668)	(39)
Sales of loans and leases	358	411
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(106)	40
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	—	12,060
Other, net	(181)	953
Net cash from investing activities	(9,336)	30,052
Cash Flows From Financing Activities:
Net change in deposits	15,598	(11,996)
Net change in short-term borrowings	(12,556)	(2,015)
Proceeds from issuance of long-term debt	28,642	8,204
Repayment of long-term debt	(19,486)	(12,242)
Repurchase of common stock	(1,250)	—
Cash dividends paid on common stock	(1,349)	(1,390)
Cash dividends paid on preferred stock	(164)	(183)
Other, net	(76)	(50)
Net cash from financing activities	9,359	(19,672)
Net Change in Cash and Cash Equivalents	1,683	10,235
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	39,768	30,644
Cash and Cash Equivalents of Continuing and Discontinued Operations, June 30	$41,451	$40,879
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$4,967	$5,791
Income taxes	170	379
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

Changes in Accounting Principles and Effects of New Accounting Standards

The following table provides a summary of significant accounting standards not yet adopted:

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Improvements to Income Tax Disclosures / December 31, 2025	Improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures, which includes aggregating newly required information in the format required. While its evaluation is ongoing, Truist does not expect that the implementation of this disclosure-only standard will have a material impact on its financial statements.
Expense Disaggregation Disclosures / December 31, 2027	Introduces new requirements to disclose additional information about certain types of expenses, including employee compensation, depreciation, intangible asset amortization, and selling expenses. Banks that present a caption for salaries and benefits under SEC rules would be permitted to retain their current definition. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.

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

The following presents operating results of TIH classified as discontinued operations:

(Dollars in millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest Income
Interest on other earning assets	$7	$31
Total interest income	7	31
Noninterest income
Insurance income	427	1,319
Other income	4	9
Total noninterest income	431	1,328
Noninterest expense
Personnel expense	251	885
Professional fees and outside processing	37	85
Software expense	8	25
Net occupancy expense	5	20
Equipment expense	2	11
Amortization of intangibles	—	21
Marketing and customer development	5	15
Restructuring charges	63	82
Other expense	26	84
Total noninterest expense	397	1,228
Earnings
Gain on sale of TIH	6,903	6,903
Income before income taxes from discontinued operations	6,944	7,034
Provision for income taxes	2,116	2,139
Net income from discontinued operations	4,828	4,895
Noncontrolling interests	19	22
Net income from discontinued operations attributable to controlling interest	$4,809	$4,873

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

(Dollars in millions)	Six Months Ended June 30, 2024
Net cash from operating activities	$71
Net cash from investing activities	12,056
Net cash from financing activities	(41)

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

	June 30, 2025			December 31, 2024
(Dollars in millions)	Amount in Consolidated Balance Sheets(1)	Received/Pledged Financial Instruments(2)	Net Amount	Amount in Consolidated Balance Sheets(1)	Received/Pledged Financial Instruments(2)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,171	$(1,166)	$5	$1,322	$(1,313)	$9
Securities borrowed	1,485	(1,452)	33	1,228	(1,192)	36
Total securities borrowed or purchased under agreements to resell	$2,656	$(2,618)	$38	$2,550	$(2,505)	$45
Liabilities:
Securities sold under agreements to repurchase	$(3,657)	$3,657	$—	$(9,675)	$9,675	$—
(1)There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.
(2)The fair value of received/pledged financial instruments is limited to the carrying amount of the associated asset or liability. The fair value of collateral received that was permitted to be resold or repledged was $2.6 billion as of June 30, 2025 and $2.5 billion as of December 31, 2024. Of the fair value of collateral permitted to be resold or repledged, the fair value of securities repledged or resold was $2.2 billion as of June 30, 2025 and $1.6 billion as of December 31, 2024.

The following table presents additional information related to the Company’s securities sold under agreements to repurchase, by collateral type and remaining contractual maturity:

	June 30, 2025			December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$232	$—	$232	$—	$2,445	$300	$2,745
State and Municipal	291	6	297	350	100	—	450
Agency MBS – residential	—	2,500	2,500	—	5,750	—	5,750
Corporate and other debt securities	409	219	628	450	280	—	730
Total securities sold under agreements to repurchase	$932	$2,725	$3,657	$800	$8,575	$300	$9,675

Truist Financial Corporation 11

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

June 30, 2025 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$13,389	$114	$(32)	$82	$13,471
GSE	459	3	(27)	(24)	435
Agency MBS – residential	54,173	116	(4,834)	(4,718)	49,455
Agency MBS – commercial	3,247	6	(600)	(594)	2,653
States and political subdivisions	369	11	(19)	(8)	361
Other	15	—	—	—	15
Total AFS securities, excluding portfolio level basis adjustments	71,652	250	(5,512)	(5,262)	66,390
Portfolio level basis adjustments(1)	89			(89)	—
Total AFS securities	$71,741	$250	$(5,512)	$(5,351)	$66,390
HTM securities:
Agency MBS – residential	$48,973	$—	$(9,362)	$(9,362)	$39,611

December 31, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$14,279	$156	$(24)	$132	$14,411
GSE	441	1	(39)	(38)	403
Agency MBS – residential	55,769	6	(5,816)	(5,810)	49,959
Agency MBS – commercial	2,938	—	(645)	(645)	2,293
States and political subdivisions	390	11	(19)	(8)	382
Other	16	—	—	—	16
Total AFS securities, excluding portfolio level basis adjustments	73,833	174	(6,543)	(6,369)	67,464
Portfolio level basis adjustments(1)	(385)			385	—
Total AFS securities	$73,448	$174	$(6,543)	$(5,984)	$67,464
HTM securities:
Agency MBS – residential	$50,640	$—	$(10,354)	$(10,354)	$40,286
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 16. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	June 30, 2025
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$29,017	$24,713
FHLMC	29,349	24,842

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

12 Truist Financial Corporation

	Amortized Cost					Fair Value
June 30, 2025 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,362	$7,859	$430	$738	$13,389	$4,383	$7,944	$428	$716	$13,471
GSE	—	—	1	458	459	—	—	1	434	435
Agency MBS – residential	—	1	40	54,132	54,173	—	1	40	49,414	49,455
Agency MBS – commercial	—	169	255	2,823	3,247	—	171	254	2,228	2,653
States and political subdivisions	21	66	147	135	369	21	68	146	126	361
Other	—	7	8	—	15	—	7	8	—	15
Total AFS securities	$4,383	$8,102	$881	$58,286	$71,652	$4,404	$8,191	$877	$52,918	$66,390
HTM securities:
Agency MBS – residential	$—	$—	$—	$48,973	$48,973	$—	$—	$—	$39,611	$39,611

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2025 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,731	$(21)	$242	$(11)	$2,973	$(32)
GSE	105	(2)	208	(25)	313	(27)
Agency MBS – residential	10,300	(122)	25,721	(4,712)	36,021	(4,834)
Agency MBS – commercial	35	—	2,118	(600)	2,153	(600)
States and political subdivisions	178	(16)	37	(3)	215	(19)
Other	8	—	7	—	15	—
Total	$13,357	$(161)	$28,333	$(5,351)	$41,690	$(5,512)
HTM securities:
Agency MBS – residential	$—	$—	$39,611	$(9,362)	$39,611	$(9,362)

	Less than 12 months		12 months or more		Total
December 31, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$1,579	$(6)	$352	$(18)	$1,931	$(24)
GSE	146	(4)	230	(35)	376	(39)
Agency MBS – residential	20,546	(322)	26,788	(5,494)	47,334	(5,816)
Agency MBS – commercial	105	(1)	2,111	(644)	2,216	(645)
States and political subdivisions	20	(1)	202	(18)	222	(19)
Other	—	—	7	—	7	—
Total	$22,396	$(334)	$29,690	$(6,209)	$52,086	$(6,543)
HTM securities:
Agency MBS – residential	$—	$—	$40,286	$(10,354)	$40,286	$(10,354)

At June 30, 2025 and December 31, 2024, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains	$—	$—	$2	$—
Gross realized losses(1)	(18)	(6,650)	(21)	(6,650)
Securities gains (losses), net	$(18)	$(6,650)	$(19)	$(6,650)
(1)Includes $485 million pre-tax gain on terminated hedges for the three and six months ended June 30, 2024.
Truist Financial Corporation 13

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
June 30, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$161,629	$122	$2	$520	$162,273
CRE	20,108	34	—	128	20,270
Commercial construction	8,261	15	—	1	8,277
Consumer:
Residential mortgage	56,477	695	465	191	57,828
Home equity	9,424	54	6	107	9,591
Indirect auto	23,736	582	—	240	24,558
Other consumer	30,795	239	24	64	31,122
Credit card	4,758	70	49	—	4,877
Total	$315,188	$1,811	$546	$1,251	$318,796
(1)Includes government guaranteed loans of $424 million in the residential mortgage portfolio.

	Accruing
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$154,140	$168	$19	$521	$154,848
CRE	20,004	60	1	298	20,363
Commercial construction	8,514	3	—	3	8,520
Consumer:
Residential mortgage	54,233	719	481	166	55,599
Home equity	9,457	60	9	116	9,642
Indirect auto	22,208	622	—	259	23,089
Other consumer	29,070	236	23	66	29,395
Credit card	4,792	81	54	—	4,927
Total	$302,418	$1,949	$587	$1,429	$306,383
(1)Includes government guaranteed loans of $430 million in the residential mortgage portfolio.

14 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

June 30, 2025 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2025	2024	2023	2022	2021	Prior				Total
Commercial:
Commercial and industrial:
Pass	$21,413	$17,868	$11,417	$17,086	$9,577	$16,905	$61,709	$—	$(213)	$155,762
Special mention	227	240	179	166	294	183	849	—	—	2,138
Substandard	251	477	506	555	218	591	1,255	—	—	3,853
Nonperforming	6	99	60	58	19	30	248	—	—	520
Total	21,897	18,684	12,162	17,865	10,108	17,709	64,061	—	(213)	162,273
Gross charge-offs	6	22	42	27	11	5	109	—	—	222
CRE:
Pass	2,868	1,442	1,892	3,552	1,874	4,335	1,309	—	(63)	17,209
Special mention	1	145	48	135	242	172	15	—	—	758
Substandard	188	252	316	673	207	420	119	—	—	2,175
Nonperforming	1	1	14	27	8	77	—	—	—	128
Total	3,058	1,840	2,270	4,387	2,331	5,004	1,443	—	(63)	20,270
Gross charge-offs	—	27	28	1	—	52	—	—	—	108
Commercial construction:
Pass	427	715	1,307	1,152	304	29	1,802	—	—	5,736
Special mention	13	90	79	459	232	—	87	—	—	960
Substandard	—	171	287	1,014	67	—	41	—	—	1,580
Nonperforming	—	1	—	—	—	—	—	—	—	1
Total	440	977	1,673	2,625	603	29	1,930	—	—	8,277
Consumer:
Residential mortgage:
Current	3,998	4,404	2,643	12,294	15,018	18,120	—	—	—	56,477
30 - 89 days past due	15	20	40	58	62	500	—	—	—	695
90 days or more past due	—	19	65	50	31	300	—	—	—	465
Nonperforming	—	1	6	32	27	125	—	—	—	191
Total	4,013	4,444	2,754	12,434	15,138	19,045	—	—	—	57,828
Gross charge-offs	—	—	1	—	—	1	—	—	—	2
Home equity:
Current	—	—	—	—	—	—	6,278	3,146	—	9,424
30 - 89 days past due	—	—	—	—	—	—	39	15	—	54
90 days or more past due	—	—	—	—	—	—	4	2	—	6
Nonperforming	—	—	—	—	—	—	37	70	—	107
Total	—	—	—	—	—	—	6,358	3,233	—	9,591
Gross charge-offs	—	—	—	—	—	—	6	—	—	6
Indirect auto:
Current	6,523	7,306	2,486	4,076	2,053	1,299	—	—	(7)	23,736
30 - 89 days past due	27	105	101	149	87	113	—	—	—	582
Nonperforming	3	37	44	67	44	45	—	—	—	240
Total	6,553	7,448	2,631	4,292	2,184	1,457	—	—	(7)	24,558
Gross charge-offs	2	42	62	84	37	54	—	—	—	281
Other consumer:
Current	7,213	7,714	4,984	4,197	1,836	2,178	2,644	25	4	30,795
30 - 89 days past due	23	51	66	47	19	24	7	2	—	239
90 days or more past due	2	5	10	4	—	—	2	1	—	24
Nonperforming	2	11	15	12	11	13	—	—	—	64
Total	7,240	7,781	5,075	4,260	1,866	2,215	2,653	28	4	31,122
Gross charge-offs	19	67	83	60	27	31	13	—	—	300
Credit card:
Current	—	—	—	—	—	—	4,726	32	—	4,758
30 - 89 days past due	—	—	—	—	—	—	65	5	—	70
90 days or more past due	—	—	—	—	—	—	46	3	—	49
Total	—	—	—	—	—	—	4,837	40	—	4,877
Gross charge-offs	—	—	—	—	—	—	138	6	—	144
Total	$43,201	$41,174	$26,565	$45,863	$32,230	$45,459	$81,282	$3,301	$(279)	$318,796
Gross charge-offs	$27	$158	$216	$172	$75	$143	$266	$6	$—	$1,063

Truist Financial Corporation 15

December 31, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$22,675	$14,595	$20,976	$11,449	$6,607	$13,087	$58,790	$—	$(199)	$147,980
Special mention	460	302	377	407	80	254	830	—	—	2,710
Substandard	481	608	618	234	180	484	1,032	—	—	3,637
Nonperforming	28	98	64	31	11	60	229	—	—	521
Total	23,644	15,603	22,035	12,121	6,878	13,885	60,881	—	(199)	154,848
Gross charge-offs	33	126	66	14	6	42	108	—	—	395
CRE:
Pass	1,704	2,696	3,788	1,955	1,557	3,649	1,794	—	(64)	17,079
Special mention	262	65	331	197	52	29	91	—	—	1,027
Substandard	252	207	374	356	157	499	114	—	—	1,959
Nonperforming	7	134	52	7	34	64	—	—	—	298
Total	2,225	3,102	4,545	2,515	1,800	4,241	1,999	—	(64)	20,363
Gross charge-offs	14	48	111	1	32	110	—	—	—	316
Commercial construction:
Pass	721	1,603	1,521	516	37	71	1,461	—	—	5,930
Special mention	100	106	701	158	70	95	79	—	—	1,309
Substandard	54	95	752	308	—	—	69	—	—	1,278
Nonperforming	2	—	1	—	—	—	—	—	—	3
Total	877	1,804	2,975	982	107	166	1,609	—	—	8,520
Consumer:
Residential mortgage:
Current	4,174	2,754	12,743	15,471	5,298	13,793	—	—	—	54,233
30 - 89 days past due	21	30	69	70	49	480	—	—	—	719
90 or more days past due	7	53	44	31	34	312	—	—	—	481
Nonperforming	—	4	22	26	7	107	—	—	—	166
Total	4,202	2,841	12,878	15,598	5,388	14,692	—	—	—	55,599
Gross charge-offs	—	—	—	—	—	3	—	—	—	3
Home equity:
Current	—	—	—	—	—	—	6,135	3,322	—	9,457
30 - 89 days past due	—	—	—	—	—	—	42	18	—	60
90 days or more past due	—	—	—	—	—	—	6	3	—	9
Nonperforming	—	—	—	—	—	—	39	77	—	116
Total	—	—	—	—	—	—	6,222	3,420	—	9,642
Gross charge-offs	—	—	—	—	—	—	9	—	—	9
Indirect auto:
Current	8,904	3,130	5,279	2,814	1,299	791	—	—	(9)	22,208
30 - 89 days past due	80	113	177	110	58	84	—	—	—	622
Nonperforming	17	49	78	53	28	34	—	—	—	259
Total	9,001	3,292	5,534	2,977	1,385	909	—	—	(9)	23,089
Gross charge-offs	23	120	216	98	47	87	—	—	—	591
Other consumer:
Current	9,945	6,285	5,172	2,340	1,198	1,498	2,608	21	3	29,070
30 - 89 days past due	44	71	63	25	12	14	6	1	—	236
90 days or more past due	5	10	5	1	—	—	2	—	—	23
Nonperforming	5	18	16	12	5	10	—	—	—	66
Total	9,999	6,384	5,256	2,378	1,215	1,522	2,616	22	3	29,395
Gross charge-offs	90	193	159	70	35	31	28	—	—	606
Credit card:
Current	—	—	—	—	—	—	4,778	14	—	4,792
30 - 89 days past due	—	—	—	—	—	—	80	1	—	81
90 days or more past due	—	—	—	—	—	—	53	1	—	54
Total	—	—	—	—	—	—	4,911	16	—	4,927
Gross charge-offs	—	—	—	—	—	—	287	9	—	296
Total	$49,948	$33,026	$53,223	$36,571	$16,773	$35,415	$78,238	$3,458	$(269)	$306,383
Gross charge-offs	$160	$487	$552	$183	$120	$273	$432	$9	$—	$2,216
(1)Includes certain deferred fees and costs and other adjustments.

16 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2024
Commercial:
Commercial and industrial	$1,360	$(83)	$14	$46	$1	$1,338
CRE	663	(97)	5	90	—	661
Commercial construction	198	—	1	7	—	206
Consumer:
Residential mortgage	222	(1)	2	(18)	—	205
Home equity	90	(3)	4	(3)	—	88
Indirect auto	923	(136)	30	128	—	945
Other Consumer	959	(141)	28	112	—	958
Credit card	388	(74)	9	84	—	407
ALLL	4,803	(535)	93	446	1	4,808
RUFC	297	—	—	5	—	302
ACL	$5,100	$(535)	$93	$451	$1	$5,110

(Dollars in millions)	Balance at Apr 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2025
Commercial:
Commercial and industrial	$1,307	$(120)	$31	$96	$(5)	$1,309
CRE	604	(38)	3	(6)	—	563
Commercial construction	280	—	1	(22)	—	259
Consumer:
Residential mortgage	227	(1)	—	(6)	—	220
Home equity	93	(4)	4	(1)	—	92
Indirect auto	955	(127)	28	134	—	990
Other consumer	989	(146)	31	177	—	1,051
Credit card	415	(70)	12	58	—	415
ALLL	4,870	(506)	110	430	(5)	4,899
RUFC	296	—	—	58	—	354
ACL	$5,166	$(506)	$110	$488	$(5)	$5,253

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2024
Commercial:
Commercial and industrial	$1,404	$(180)	$46	$68	$—	$1,338
CRE	616	(200)	12	233	—	661
Commercial construction	174	—	1	31	—	206
Consumer:
Residential mortgage	298	(2)	3	(94)	—	205
Home equity	89	(6)	9	(4)	—	88
Indirect auto	942	(290)	58	235	—	945
Other consumer	890	(306)	56	318	—	958
Credit card	385	(151)	18	155	—	407
ALLL	4,798	(1,135)	203	942	—	4,808
RUFC	295	—	—	9	(2)	302
ACL	$5,093	$(1,135)	$203	$951	$(2)	$5,110

Truist Financial Corporation 17

(Dollars in millions)	Balance at Jan 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Jun 30, 2025
Commercial:
Commercial and industrial	$1,284	$(222)	$55	$196	$(4)	$1,309
CRE	643	(108)	10	18	—	563
Commercial construction	257	—	1	1	—	259
Consumer:
Residential mortgage	204	(2)	2	16	—	220
Home equity	89	(6)	8	1	—	92
Indirect auto	955	(281)	53	263	—	990
Other consumer	994	(300)	61	296	—	1,051
Credit card	431	(144)	23	105	—	415
ALLL	4,857	(1,063)	213	896	(4)	4,899
RUFC	304	—	—	50	—	354
ACL	$5,161	$(1,063)	$213	$946	$(4)	$5,253
(1)Includes the amounts for the ALLL for PCD acquisitions and other activity.

The commercial ALLL decreased $60 million, and the consumer and credit card ALLL increased $89 million, in the three months ended June 30, 2025. The decrease in the commercial ALLL primarily reflects a decrease in reserves related to the CRE portfolio that was partially offset by loan growth. The increase in the consumer and credit card ALLL was primarily driven by loan growth in the indirect auto and other consumer portfolios that was partially offset by a release of reserves in the residential mortgage and home equity portfolios. The commercial ALLL decreased $53 million, and the consumer and credit card ALLL increased $95 million, in the six months ended June 30, 2025. The driving factors of these year-to-date changes are generally consistent with those described above.

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

The overall economic forecast incorporates a third-party baseline forecast adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the June 30, 2025 ACL, unchanged since December 31, 2024. While the scenario weightings were unchanged, the macroeconomic forecasts are dynamic and evolve with current and expected economic conditions. Risks, including tariff and inflation-related uncertainty not fully captured by the quantitative models and scenario weightings, are incrementally reflected in the qualitative component. The economic outlook continues to reflect risks related to the potential impacts of tariffs and increases to inflation and showed deterioration in the forecasted unemployment rate compared to the earlier quarter. The economic forecasts shaping the quantitative model outcomes of the ACL estimate as of June 30, 2025 included low single-digit GDP growth and a mid-to-high single-digit unemployment rate.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The June 30, 2025 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
18 Truist Financial Corporation

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	June 30, 2025		December 31, 2024
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$76	$444	$52	$469
CRE	7	121	32	266
Commercial construction	—	1	—	3
Consumer:
Residential mortgage	4	187	1	165
Home equity	1	106	1	115
Indirect auto	—	240	23	236
Other consumer	—	64	—	66
Total	$88	$1,163	$109	$1,320

The following table presents a summary of nonperforming assets and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Nonperforming loans and leases HFI	$1,251	$1,429
Nonperforming LHFS	12	—
Foreclosed real estate	4	3
Other foreclosed property	49	45
Total nonperforming assets	$1,316	$1,477
Residential mortgage loans in the process of foreclosure	$187	$169

Truist Financial Corporation 19

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

Three Months Ended June 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$359	$—	$—	$—	$—	$—	$20	$379	0.23%
CRE	278	—	—	—	—	—	—	278	1.37
Commercial construction	45	—	—	—	—	—	—	45	0.54
Consumer:			—
Residential mortgage	—	23	—	26	41	81	17	188	0.33
Home equity	—	—	—	—	—	—	2	2	0.02
Indirect auto	—	12	—	—	567	—	8	587	2.39
Other consumer	—	10	—	—	—	—	—	10	0.03
Credit card	—	—	8	—	—	—	—	8	0.16
Total	$682	$45	$8	$26	$608	$81	$47	$1,497	0.47

Six Months Ended June 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$528	$—	$—	$—	$46	$—	$20	$594	0.37%
CRE	476	—	—	—	—	—	—	476	2.35
Commercial construction	73	—	—	—	—	—	—	73	0.88
Consumer:
Residential mortgage	—	39	—	61	58	162	38	358	0.62
Home equity	—	—	—	—	—	—	3	3	0.03
Indirect auto	—	17	1	—	987	—	16	1,021	4.16
Other consumer	—	19	—	—	—	—	1	20	0.06
Credit card	—	—	16	—	—	—	—	16	0.33
Total	$1,077	$75	$17	$61	$1,091	$162	$78	$2,561	0.80

Three Months Ended June 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$198	$—	$—	$—	$—	$52	$250	0.16%
CRE	31	—	—	—	—	—	31	0.14
Commercial construction	5	—	—	—	—	—	5	0.06
Consumer:
Residential mortgage	—	24	14	25	59	15	137	0.25
Home equity	—	1	—	—	—	2	3	0.03
Indirect auto	—	6	—	642	—	7	655	2.98
Other consumer	—	10	—	—	—	1	11	0.04
Credit card	—	—	—	—	—	10	10	0.20
Total	$234	$41	$14	$667	$59	$87	$1,102	0.36

Six Months Ended June 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$321	$—	$—	$2	$—	$67	$390	0.25%
CRE	170	—	—	—	—	13	183	0.84
Commercial construction	45	—	—	—	—	—	45	0.58
Consumer:
Residential mortgage	—	43	26	33	112	25	239	0.44
Home equity	—	1	—	—	—	5	6	0.06
Indirect auto	—	12	—	989	—	15	1,016	4.62
Other consumer	—	19	—	1	—	2	22	0.08
Credit card	—	—	—	—	—	20	20	0.40
Total	$536	$75	$26	$1,025	$112	$147	$1,921	0.63
20 Truist Financial Corporation

Three Months Ended June 30, 2025
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 14 months and increased the interest rate by 0.4%.
CRE	Extended the term by 13 months and increased the interest rate by 0.2%.
Commercial construction	Extended the term by 2 months.
Term Extensions
Residential mortgage	Extended the term by 90 months.
Indirect auto	Extended the term by 28 months.
Other consumer	Extended the term by 32 months.
Interest Rate Adjustments
Credit card	Decreased the interest rate by 17%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Residential mortgage	Provided 235 days of payment deferral.
Indirect auto	Provided 247 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 94 months.

Six Months Ended June 30, 2025
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 12 months and increased the interest rate by 0.4%.
CRE	Extended the term by 15 months and increased the interest rate by 0.1%.
Commercial construction	Extended the term by 6 months.
Term Extensions
Residential mortgage	Extended the term by 96 months.
Indirect auto	Extended the term by 28 months.
Other consumer	Extended the term by 29 months.
Interest Rate Adjustments
Indirect auto	Decreased the interest rate by 7%.
Credit card	Decreased the interest rate by 17%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 180 days of payment deferral.
Residential mortgage	Provided 230 days of payment deferral.
Indirect auto	Provided 246 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 96 months.

Truist Financial Corporation 21

Three Months Ended June 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 28 months and increased the interest rate by 0.05%.
CRE	Extended the term by 15 months and increased the interest rate by 0.01%.
Commercial construction	Extended the term by 10 months and increased the interest rate by 0.8%.
Term Extensions
Residential mortgage	Extended the term by 103 months.
Home equity	Extended the term by 170 months.
Indirect auto	Extended the term by 26 months.
Other Consumer	Extended the term by 22 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Residential mortgage	Provided 198 days of payment deferral.
Indirect auto	Provided 193 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 82 months.

Six Months Ended June 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 22 months and increased the interest rate by 0.2%.
CRE	Extended the term by 8 months and increased the interest rate by 0.27%.
Commercial construction	Extended the term by 12 months and increased the interest rate by 0.1%.
Term Extensions
Residential mortgage	Extended the term by 105 months.
Home equity	Extended the term by 161 months.
Indirect auto	Extended the term by 26 months.
Other consumer	Extended the term by 24 months.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 97 days of payment deferral.
Residential mortgage	Provided 198 days of payment deferral.
Indirect auto	Provided 186 days of payment deferral.
Other consumer	Provided 157 days of payment deferral
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 83 months.

The tables above exclude trial modifications totaling $42 million and $48 million as of June 30, 2025 and 2024, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of June 30, 2025 and December 31, 2024, Truist had $430 million and $336 million, respectively, in unfunded lending commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding June 30, 2025 and December 31, 2024, respectively.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

22 Truist Financial Corporation

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

	Payment Status
June 30, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$922	$3	$23	$948
CRE	678	—	1	679
Commercial construction	143	—	—	143
Consumer:
Residential mortgage	343	111	132	586
Home equity	4	—	—	4
Indirect auto	1,021	220	32	1,273
Other consumer	31	2	1	34
Credit card	18	4	3	25
Total	$3,160	$340	$192	$3,692
Total nonaccrual loans included above	$166	$35	$104	$305

	Payment Status
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$974	$44	$18	$1,036
CRE	313	7	3	323
Commercial construction	79	—	—	79
Consumer:
Residential mortgage	279	95	102	476
Home equity	9	—	—	9
Indirect auto	1,025	213	35	1,273
Other consumer	32	3	1	36
Credit card	20	3	2	25
Total	$2,731	$365	$161	$3,257
Total nonaccrual loans included above	$232	$78	$91	$401

Truist Financial Corporation 23

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

June 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$23	$—	$—	$—	$—	$—	$—	$23
CRE	1	—	—	—	—	—	—	1
Consumer:
Residential mortgage	—	11	—	5	69	40	7	132
Indirect auto	—	1	—	—	29	—	2	32
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$24	$13	$3	$5	$98	$40	$9	$192

December 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$18	$—	$—	$—	$—	$—	$—	$18
CRE	3	—	—	—	—	—	—	3
Consumer:
Residential mortgage	—	13	—	6	44	33	6	102
Indirect auto	—	1	—	—	32	—	2	35
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	2	—	—	—	—	2
Total	$21	$15	$2	$6	$76	$33	$8	$161

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Unearned income, discounts, and net deferred loan fees and costs	$526	$595

24 Truist Financial Corporation

NOTE 6. Goodwill and Other Intangible Assets

The Company monitored events and circumstances during the period from January 1, 2025 to June 30, 2025, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative impairment test, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of June 30, 2025. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2025.

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

(Dollars in millions)	CSBB	WB	Total
Goodwill, January 1, 2024	$13,503	$3,653	$17,156
Segment realignment	(1,498)	1,498	—
Divestitures	—	(32)	(32)
Adjustments and other	—	1	1
Goodwill, December 31, 2024	12,005	5,120	17,125
Goodwill, June 30, 2025	$12,005	$5,120	$17,125

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,410	$(1,880)	$530	$2,453	$(1,837)	$616
Other, primarily client relationship intangibles	1,462	(593)	869	1,458	(524)	934
Total	$3,872	$(2,473)	$1,399	$3,911	$(2,361)	$1,550

Truist Financial Corporation 25

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
UPB of residential mortgage loan servicing portfolio	$270,750	$273,412
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	213,002	218,475
Mortgage loans sold with recourse	138	146
Maximum recourse exposure from mortgage loans sold with recourse liability	87	91
Indemnification, recourse and repurchase reserves	27	44

As of / For the Six Months Ended June 30, (Dollars in millions)	2025	2024
UPB of residential mortgage loans sold from LHFS	$4,990	$4,651
Pre-tax gains recognized on mortgage loans sold and held for sale	35	34
Servicing fees recognized from mortgage loans serviced for others	309	294
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.70	3.63

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2025	2024
Residential MSRs, carrying value, January 1	$3,430	$3,088
Additions	102	78
Sales	—	(2)
Change in fair value due to changes in valuation inputs or assumptions	(31)	88
Realization of expected net servicing cash flows, passage of time, and other	(151)	(135)
Residential MSRs, carrying value, June 30	$3,350	$3,117

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2025			December 31, 2024
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.3%	13.5%	7.4%	6.3%	11.2%	7.1%
Effect on fair value of a 10% increase			$(94)			$(89)
Effect on fair value of a 20% increase			(181)			(172)
OAS	1.4%	12.2%	4.8%	1.8%	12.5%	4.8%
Effect on fair value of a 10% increase			$(70)			$(70)
Effect on fair value of a 20% increase			(137)			(138)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%			99.7%
Adjustable-rate residential mortgage loans			0.3			0.3
Total			100.0%			100.0%
Weighted average life			7.5 years			7.6 years

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
26 Truist Financial Corporation

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
UPB of CRE mortgages serviced for others	$27,007	$27,845
CRE mortgages serviced for others covered by recourse provisions	9,731	9,985
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,866	2,940
Recorded reserves related to recourse exposure	11	11
CRE mortgages originated during the year-to-date period	277	1,467
Commercial MSRs at fair value	238	265

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	June 30, 2025		December 31, 2024
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,042	$17	$1,015	$17
Lease liabilities	1,303	19	1,301	19
Weighted average remaining term	6.7 years	7.7 years	6.7 years	7.8 years
Weighted average discount rate	3.6%	5.1%	3.5%	5.1%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Operating lease costs	$69	$66	$137	$143

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Assets held under operating leases(1)(2)	$1,917	$1,843
Accumulated depreciation	(534)	(539)
Net	$1,383	$1,304
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $22 million and $18 million at June 30, 2025 and December 31, 2024, respectively.

Truist Financial Corporation 27

NOTE 9. Borrowings

The following table presents a summary of long-term debt:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Truist Financial Corporation:(1)
Fixed rate senior notes	$21,821	$22,134
Fixed rate subordinated notes(2)	1,823	1,828
Capital notes(2)	636	634
Truist Bank:(1)
Fixed rate senior notes	1,748	1,744
Fixed rate subordinated notes(2)	4,796	4,771
Floating rate FHLB advances	12,150	2,400
Other long-term debt(3)	1,453	1,445
Total long-term debt	$44,427	$34,956
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

In July 2025, Truist redeemed all $1.5 billion principal amount outstanding of its fixed-to-floating rate senior holding company notes due July 28, 2026.

In July 2025, Truist issued $1.5 billion principal amount of fixed-to-floating rate senior bank notes with an interest rate of 4.42% due July 24, 2028 and $500 million floating rate senior bank notes due July 24, 2028.

NOTE 10. Shareholders’ Equity

Dividends on Common and Preferred Stock

The following table presents total dividends declared per share of common and preferred stock:

(Dollars in millions, except per share data)	Dividends Per Share				Aggregate Dividends
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Common stock	$0.52	$0.52	$1.04	$1.04	$670	$696	$1,349	$1,390
Preferred stock:
Series I	1,286.86	1,598.23	2,588.71	3,159.45	2	3	4	5
Series J	1,315.93	1,628.26	2,646.85	3,218.54	2	2	3	3
Series L	—	2,269.81	—	4,481.17	—	16	—	33
Series M	2,562.50	2,562.50	2,562.50	2,562.50	13	13	13	13
Series N	—	—	833.63	600.00	—	—	56	41
Series O	328.13	328.13	656.25	656.25	7	7	15	15
Series P	618.75	618.75	618.75	618.75	25	25	25	25
Series Q	—	—	637.50	637.50	—	—	26	26
Series R	296.88	296.88	593.75	593.75	11	11	22	22
Total preferred stock					$60	$77	$164	$183

Share Repurchase Activity

In June 2024, Truist announced that the Board had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. For the six months ended June 30, 2025, the Company repurchased $1.3 billion of common stock, including excise tax, which represented 31.5 million shares, through open market repurchases. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At June 30, 2025, Truist had remaining authorization to repurchase up to $2.8 billion of common stock under the Board approved repurchase plan.

28 Truist Financial Corporation

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, April 1, 2024	$(1,078)	$(490)	$(9,354)	$(2,296)	$(4)	$(13,222)
OCI before reclassifications, net of tax	34	(99)	(325)	—	1	(389)
Amounts reclassified from AOCI:
Before tax	—	79	6,529	75	—	6,683
Tax effect	—	18	1,540	18	—	1,576
Amounts reclassified, net of tax	—	61	4,989	57	—	5,107
Total OCI, net of tax	34	(38)	4,664	57	1	4,718
AOCI balance, June 30, 2024	$(1,044)	$(528)	$(4,690)	$(2,239)	$(3)	$(8,504)
AOCI balance, April 1, 2025	$(643)	$(432)	$(4,095)	$(2,075)	$(5)	$(7,250)
OCI before reclassifications, net of tax	1	205	69	—	5	280
Amounts reclassified from AOCI:
Before tax	1	92	(66)	71	—	98
Tax effect	—	22	(13)	12	—	21
Amounts reclassified, net of tax	1	70	(53)	59	—	77
Total OCI, net of tax	2	275	16	59	5	357
AOCI balance, June 30, 2025	$(641)	$(157)	$(4,079)	$(2,016)	$—	$(6,893)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2024	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
OCI before reclassifications, net of tax(1)	35	(331)	(780)	—	(1)	(1,077)
Amounts reclassified from AOCI:
Before tax	—	134	6,371	141	—	6,646
Tax effect	—	31	1,503	33	—	1,567
Amounts reclassified, net of tax	—	103	4,868	108	—	5,079
Total OCI, net of tax	35	(228)	4,088	108	(1)	4,002
AOCI balance, June 30, 2024	$(1,044)	$(528)	$(4,690)	$(2,239)	$(3)	$(8,504)
AOCI balance, January 1, 2025	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
OCI before reclassifications, net of tax	6	563	612	—	6	1,187
Amounts reclassified from AOCI:
Before tax	1	185	(151)	136	—	171
Tax effect	—	44	(33)	27	—	38
Amounts reclassified, net of tax	1	141	(118)	109	—	133
Total OCI, net of tax	7	704	494	109	6	1,320
AOCI balance, June 30, 2025	$(641)	$(157)	$(4,079)	$(2,016)	$—	$(6,893)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income
(1)Includes the impact of the remeasurement of the pension plan and the reduction of pension benefit obligations following the sale of TIH. Refer to “Note 13. Benefit Plans” for additional information.
Truist Financial Corporation 29

NOTE 12. Income Taxes

For the three months ended June 30, 2025, the provision for income taxes was $273 million compared to a benefit from income taxes of $1.3 billion for the three months ended June 30, 2024, representing effective tax rates of 18.0% and 25.3%, respectively. For the six months ended June 30, 2025, the provision for income taxes was $547 million compared to a benefit from income taxes of $1.1 billion for the six months ended June 30, 2024, representing effective tax rates of 17.9% and 28.3%, respectively. The benefit from income taxes for the three and six months ended June 30, 2024 was driven by the discrete impact of the balance sheet repositioning of securities. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2025	2024	2025	2024
Service cost(1)	Personnel expense / Net income from discontinued operations	$69	$84	$137	$180
Interest cost	Other expense	114	112	228	220
Estimated return on plan assets	Other expense	(242)	(238)	(485)	(482)
Amortization and other	Other expense	—	—	—	1
Net periodic (benefit) cost		$(59)	$(42)	$(120)	$(81)
(1)Includes $2 million and $10 million for the three and six months ended June 30, 2024, respectively, of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH.

Truist may make contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Truist did not make a discretionary contribution to the qualified pension plan during the six months ended June 30, 2025.

30 Truist Financial Corporation

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Jun 30, 2025	Dec 31, 2024
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$7,743	$7,782
Amount of future funding commitments included in carrying amount	Other liabilities	2,410	2,667
Lending exposure	Loans and leases for funded amounts	2,220	2,376
Renewable energy investments:
Carrying amount	Other assets	840	551
Amount of future funding commitments not included in carrying amount	NA	503	702
SBIC and certain other equity method investments:
Carrying amount	Other assets	947	878
Amount of future funding commitments not included in carrying amount	NA	598	613

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial.

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2025	2024	2025	2024
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$209	$185	$420	$370
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$186	$170	$374	$341
Other community development investments	Other noninterest income	3	3	5	5

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Commitments to extend, originate, or purchase credit and other commitments	$221,244	$210,645
Residential mortgage loans sold with recourse	138	146
CRE mortgages serviced for others covered by recourse provisions	9,731	9,985
Other loans serviced for others covered by recourse and other provisions	2,388	2,022
Letters of credit	8,399	7,532

Truist Financial Corporation 31

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

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Total return swaps:
VIE assets	$2,396	$1,854
Trading loans and bonds	2,014	1,473
VIE liabilities	379	356

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

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Pledged securities	$36,759	$48,058
Pledged loans:
FRB	103,542	93,497
FHLB	73,185	71,931
Unused borrowing capacity:
FRB	80,374	72,040
FHLB	30,417	31,411

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
32 Truist Financial Corporation

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $375 million as of June 30, 2025. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

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

The following is a description of a legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class sought a return of up to $452 million in paid overdraft fees plus prejudgment interest, which based on this amount of claimed fees would have been estimated at approximately $447 million as of June 30, 2025. A court-ordered mediation was held on February 28, 2024, but no resolution was reached. On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class separately appealed the trial court’s order to the Georgia Court of Appeals.

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

Truist Financial Corporation 33

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2025 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$220	$—	$220	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	796	—	796	—	—
Corporate and other debt securities	1,720	—	1,720	—	—
Loans	2,184	—	2,184	—	—
Equity securities	916	916	—	—	—
Other	85	—	85	—	—
Total trading assets	5,963	916	5,047	—	—
AFS securities:
U.S. Treasury	13,471	—	13,471	—	—
GSE	435	—	435	—	—
Agency MBS – residential	49,455	—	49,455	—	—
Agency MBS – commercial	2,653	—	2,653	—	—
States and political subdivisions	361	—	361	—	—
Other	15	—	15	—	—
Total AFS securities	66,390	—	66,390	—	—
LHFS at fair value	1,105	—	1,105	—	—
Loans and leases	12	—	—	12	—
Loan servicing rights at fair value	3,612	—	—	3,612	—
Other assets:
Derivative assets	1,647	1,212	2,121	6	(1,692)
Equity securities	330	278	52	—	—
Total assets	$79,059	$2,406	$74,715	$3,630	$(1,692)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$396	$—	$396	$—	$—
Short-term borrowings:
Securities sold short	1,999	497	1,502	—	—
Other trading liabilities	200	—	200	—	—
Other liabilities:
Derivative liabilities	1,812	546	4,024	26	(2,784)
Total liabilities	$4,407	$1,043	$6,122	$26	$(2,784)

34 Truist Financial Corporation

December 31, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$143	$—	$143	$—	$—
GSE	41	—	41	—	—
States and political subdivisions	786	—	786	—	—
Corporate and other debt securities	1,679	—	1,679	—	—
Loans	1,671	—	1,671	—	—
Equity securities	413	413	—	—	—
Other	367	267	100	—	—
Total trading assets	5,100	680	4,420	—	—
AFS securities:
U.S. Treasury	14,411	—	14,411	—	—
GSE	403	—	403	—	—
Agency MBS – residential	49,959	—	49,959	—	—
Agency MBS – commercial	2,293	—	2,293	—	—
States and political subdivisions	382	—	382	—	—
Other	16	—	16	—	—
Total AFS securities	67,464	—	67,464	—	—
LHFS at fair value	1,233	—	1,233	—	—
Loans and leases	13	—	—	13	—
Loan servicing rights at fair value	3,708	—	—	3,708	—
Other assets:
Derivative assets	966	1,147	1,675	2	(1,858)
Equity securities	305	298	7	—	—
Total assets	$78,789	$2,125	$74,799	$3,723	$(1,858)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$192	$—	$192	$—	$—
Short-term borrowings:
Securities sold short	1,694	358	1,336	—	—
Other trading liabilities	202	—	202	—	—
Other liabilities:
Derivative liabilities	2,286	569	4,088	43	(2,414)
Total liabilities	$4,374	$927	$5,818	$43	$(2,414)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At June 30, 2025 and December 31, 2024, investments totaling $584 million and $535 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2024.

Truist Financial Corporation 35

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended June 30, 2025 and 2024 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at April 1, 2024	$14	$3,417	$(21)
Total realized and unrealized gains (losses):
Included in earnings	—	30	(4)
Issuances	—	52	12
Sales	—	(1)	—
Settlements	—	(88)	(7)
Balance at June 30, 2024	$14	$3,410	$(20)
Balance at April 1, 2025	$12	$3,628	$(33)
Total realized and unrealized gains (losses):
Included in earnings	—	27	2
Issuances	—	54	13
Settlements	—	(97)	(2)
Balance at June 30, 2025	$12	$3,612	$(20)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2025	$—	$27	$4

Six Months Ended June 30, 2025 and 2024 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2024	$15	$3,378	$(19)
Total realized and unrealized gains (losses):
Included in earnings	—	112	(7)
Issuances	—	84	11
Sales	—	(2)	—
Settlements	(1)	(162)	(5)
Balance at June 30, 2024	$14	$3,410	$(20)
Balance at January 1, 2025	$13	$3,708	$(41)
Total realized and unrealized gains (losses):
Included in earnings	—	(29)	8
Issuances	—	111	17
Settlements	(1)	(178)	(4)
Balance at June 30, 2025	$12	$3,612	$(20)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2025	$—	$(29)	$1
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income and other income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	June 30, 2025			December 31, 2024
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$2,184	$2,240	$(56)	$1,671	$1,697	$(26)
Loans and leases	12	13	(1)	13	14	(1)
LHFS at fair value	1,105	1,084	21	1,233	1,232	1
Brokered time deposits	396	399	(3)	192	195	(3)
36 Truist Financial Corporation

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end with valuation adjustments recorded during the period. The carrying values represent end of period values, which approximate the fair value.

(Dollars in millions)	Fair Value Hierarchy	Jun 30, 2025	Dec 31, 2024
Carrying value:
LHFS	Level 2	$60	$—
LHFS	Level 3	3	4
Loans and leases(1)	Level 3	293	525
Other	Level 3	103	147
(1)Total loans and leases measured at fair value on a nonrecurring basis still held as of period end were $485 million and $682 million at June 30, 2025 and December 31, 2024, respectively.

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Valuation adjustments:
LHFS	$(68)	$(16)
Loans and leases	(420)	(557)
Other	(148)	(166)

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

Truist Financial Corporation 37

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

		June 30, 2025		December 31, 2024
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$48,973	$39,611	$50,640	$40,286
Loans and leases HFI, net of ALLL	Level 3	313,885	309,836	301,513	294,190
Financial liabilities:
Time deposits	Level 2	47,271	47,147	36,532	36,377
Long-term debt	Level 2	44,427	44,610	34,956	34,917

The carrying value of the RUFC, which approximates the fair value, was $354 million and $304 million at June 30, 2025 and December 31, 2024, respectively. Cash and due from banks, interest-bearing deposits with banks, securities borrowed or purchased under agreements to resell, and short-term borrowings are reflected in the Consolidated balance sheets at cost, which approximates the fair value due to the short-term nature of these instruments and their limited inherent credit risk.

38 Truist Financial Corporation

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$66,335	$—	$—	$66,585	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	23,258	—	—	17,368	—	—
Swaps hedging AFS securities	28,587	—	—	30,126	—	—
Total	51,845	—	—	47,494	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	165,734	537	(1,104)	146,194	488	(1,706)
Written options	9,662	17	(31)	9,623	16	(49)
Purchased options	9,660	25	(1)	11,321	29	(1)
Futures and forwards	3,685	3	(7)	4,782	1	(2)
Foreign exchange contracts:
Swaps	10,126	468	(415)	7,397	128	(114)
Futures and forwards	21,766	339	(368)	21,966	311	(270)
Other	2,342	43	(38)	760	5	(4)
Equity contracts:
Written options	30,712	13	(2,025)	28,228	12	(2,102)
Purchased options	15,761	1,392	(94)	11,956	1,366	(23)
Other	1,220	38	(28)	1,730	6	(41)
Commodity contracts	10,357	402	(379)	10,988	318	(297)
Credit contracts:
Credit default swaps	1,529	—	(1)	685	—	—
Total return swaps	2,013	15	(5)	1,485	25	(13)
Risk participation agreements	7,666	—	(3)	7,388	—	(2)
Total	292,233	3,292	(4,499)	264,503	2,705	(4,624)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	16,312	—	—	20,696	—	—
Written options	748	10	—	1,932	32	(6)
Purchased options	8,084	16	(80)	8,910	60	(46)
Interest rate lock commitments	922	6	(2)	939	2	(13)
When issued securities, forward rate agreements, forward commitments, and futures	4,526	15	(15)	5,261	25	(11)
Total	30,592	47	(97)	37,738	119	(76)
Total derivatives not designated as hedges	322,825	3,339	(4,596)	302,241	2,824	(4,700)
Total derivatives	$441,005	3,339	(4,596)	$416,320	2,824	(4,700)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,543)	1,543		(1,408)	1,408
Cash collateral (received) posted for amounts subject to master netting arrangements		(149)	1,241		(450)	1,006
Net amount		$1,647	$(1,812)		$966	$(2,286)

Truist Financial Corporation 39

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

June 30, 2025 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,942	$(1,147)	$795	$—	$795
Derivatives not subject to master netting arrangement or similar arrangement	185	—	185	—	185
Exchange traded derivatives	1,212	(545)	667	—	667
Total derivative assets	$3,339	$(1,692)	$1,647	$—	$1,647
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,349)	$2,239	$(1,110)	$99	$(1,011)
Derivatives not subject to master netting arrangement or similar arrangement	(701)	—	(701)	—	(701)
Exchange traded derivatives	(546)	545	(1)	—	(1)
Total derivative liabilities	$(4,596)	$2,784	$(1,812)	$99	$(1,713)

December 31, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,599	$(1,293)	$306	$—	$306
Derivatives not subject to master netting arrangement or similar arrangement	78	—	78	—	78
Exchange traded derivatives	1,147	(565)	582	—	582
Total derivative assets	$2,824	$(1,858)	$966	$—	$966
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,379)	$1,849	$(1,530)	$94	$(1,436)
Derivatives not subject to master netting arrangement or similar arrangement	(752)	—	(752)	—	(752)
Exchange traded derivatives	(569)	565	(4)	—	(4)
Total derivative liabilities	$(4,700)	$2,414	$(2,286)	$94	$(2,192)
(1)The fair value of held/pledged financial instruments is limited to the carrying amount of the associated derivative asset or liability.

The following table presents the carrying amount of hedged items in fair value hedging relationships:

	June 30, 2025			December 31, 2024
	Carrying Amount of the Hedged Assets and Liabilities(1)	Hedge Basis Adjustment		Carrying Amount of the Hedged Assets and Liabilities(1)	Hedge Basis Adjustment
(Dollars in millions)		Items Currently Designated	Discontinued Hedges		Items Currently Designated	Discontinued Hedges
AFS securities(2)	$41,809	$91	$14	$43,621	$(503)	$15
Loans and leases	209	—	4	297	—	5
Long-term debt	28,931	122	(452)	29,469	(121)	(533)
(1)Carrying value shown represents amortized cost.
(2)As of June 30, 2025, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $29.7 billion, of which $17.4 billion was designated as hedged. As of December 31, 2024, closed portfolios of securities hedged under the portfolio layer method have an amortized cost of $30.5 billion, of which $18.0 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.

40 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$267	$(129)	$736	$(432)
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Commercial loans	(92)	(79)	(185)	(134)

The following table summarizes the impact on net interest income related to fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Investment securities:
Amounts related to interest settlements	$70	$115	$141	$278
Recognized on derivatives	(199)	185	(591)	627
Recognized on hedged items	210	(172)	611	(608)
Net income (expense) recognized(1)	81	128	161	297
Loans and leases:
Recognized on hedged items	—	—	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(18)	(51)	(40)	(90)
Recognized on derivatives	92	(63)	244	(295)
Recognized on hedged items	(128)	41	(323)	252
Net income (expense) recognized	(54)	(73)	(119)	(133)
Net income (expense) recognized, total	$27	$55	$41	$163
(1)Includes $9 million and $18 million of income recognized for the three and six months ended June 30, 2025, respectively, and $10 million and $20 million for the three and six months ended June 30, 2024, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
Truist Financial Corporation 41

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(13)	$(722)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2029)	(144)	(139)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(115)	$(180)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $355 million at June 30, 2025 and $373 million at December 31, 2024.

Of the after-tax net loss on active and terminated cash flow hedges in OCI as of June 30, 2025, losses of $173 million after-tax are expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2025	2024	2025	2024
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$10	$27	$21	$66
Foreign exchange contracts	Investment banking and trading income and other income	(164)	36	(213)	101
Equity contracts	Investment banking and trading income, other income, and personnel expense	(38)	7	15	(10)
Credit contracts	Investment banking and trading income and other income	(26)	14	(12)	(10)
Commodity contracts	Investment banking and trading income	3	4	6	6
MSRs and mortgage banking:
Interest rate contracts	Mortgage banking income	(18)	(24)	19	(122)
Total		$(233)	$64	$(164)	$31

42 Truist Financial Corporation

Credit Derivative Instruments

As part of the Company’s investment banking and capital markets business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participation agreements, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying clients through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At June 30, 2025, the remaining terms on these risk participations ranged from less than one year to nine years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

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

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Risk participation agreements:
Maximum potential amount of exposure	$429	$381
Total return swaps:
Cash received for variation margin	15	25
Cash and other collateral received for initial margin	506	329

Truist Financial Corporation 43

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2025	2024	2025	2024
Net income (loss) available to common shareholders from continuing operations	$1,180	$(3,983)	$2,337	$(2,956)
Net income available to common shareholders from discontinued operations	—	4,809	—	4,873
Net income available to common shareholders	$1,180	$826	$2,337	$1,917
Weighted average number of common shares	1,292,292	1,338,149	1,299,833	1,336,620
Effect of dilutive outstanding equity-based awards	12,713	—	14,946	—
Weighted average number of diluted common shares	1,305,005	1,338,149	1,314,779	1,336,620
Basic EPS from continuing operations	$0.91	$(2.98)	$1.80	$(2.21)
Basic EPS from discontinued operations	—	3.60	—	3.64
Basic EPS	$0.91	$0.62	$1.80	$1.43
Diluted EPS from continuing operations	$0.90	$(2.98)	$1.78	$(2.21)
Diluted EPS from discontinued operations	—	3.60	—	3.64
Diluted EPS	$0.90	$0.62	$1.78	$1.43
Anti-dilutive awards	174	11,975	5	12,082

44 Truist Financial Corporation

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

Truist Financial Corporation 45

In the first quarter of 2025, deposit net intersegment interest income and expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results were revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $128 million for three months ended June 30, 2024 and $261 million for the six months ended June 30, 2024, with off-setting increases in OT&C net interest income. For the same reason, WB net interest income decreased $45 million for three months ended June 30, 2024 and $94 million for the six months ended June 30, 2024, with off-setting increases in OT&C net interest income.

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

46 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (expense)	$1,488	$1,291	$1,880	$2,182	$219	$54	$3,587	$3,527
Net intersegment interest income (expense)	871	1,216	(219)	(559)	(652)	(657)	—	—
Segment net interest income (expense)	2,359	2,507	1,661	1,623	(433)	(603)	3,587	3,527
Allocated provision for credit losses	384	308	104	142	—	1	488	451
Noninterest income	519	504	942	986	(61)	(6,702)	1,400	(5,212)
Personnel expense	409	417	559	586	685	658	1,653	1,661
Amortization of intangibles	39	45	35	41	(1)	3	73	89
Restructuring charges	1	1	7	8	20	24	28	33
Other direct noninterest expense(2)	281	265	200	186	751	860	1,232	1,311
Total direct noninterest expense	730	728	801	821	1,455	1,545	2,986	3,094
Expense Allocations	970	934	526	447	(1,496)	(1,381)	—	—
Total noninterest expense	1,700	1,662	1,327	1,268	(41)	164	2,986	3,094
Income (loss) before income taxes from continuing operations	794	1,041	1,172	1,199	(453)	(7,470)	1,513	(5,230)
Provision (benefit) for income taxes	193	250	236	239	(156)	(1,813)	273	(1,324)
Segment net income (loss) from continuing operations	$601	$791	$936	$960	$(297)	$(5,657)	$1,240	$(3,906)

Identifiable assets (period end) of continuing operations	$152,221	$144,217	$214,793	$207,484	$176,819	$168,152	$543,833	$519,853

Six Months Ended June 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (expense)	$2,915	$2,558	$3,772	$4,413	$407	$(72)	$7,094	$6,899
Net intersegment interest income (expense)	1,729	2,427	(518)	(1,175)	(1,211)	(1,252)	—	—
Segment net interest income (expense)	4,644	4,985	3,254	3,238	(804)	(1,324)	7,094	6,899
Allocated provision for credit losses	712	621	235	329	(1)	1	946	951
Noninterest income	1,022	1,002	1,891	1,966	(121)	(6,734)	2,792	(3,766)
Personnel expense	817	822	1,107	1,166	1,316	1,303	3,240	3,291
Amortization of intangibles	78	91	71	83	(1)	3	148	177
Restructuring charges	1	2	8	15	57	67	66	84
Other direct noninterest expense(2)	556	509	392	362	1,490	1,624	2,438	2,495
Total direct noninterest expense	1,452	1,424	1,578	1,626	2,862	2,997	5,892	6,047
Expense Allocations	1,911	1,824	1,051	975	(2,962)	(2,799)	—	—
Total noninterest expense	3,363	3,248	2,629	2,601	(100)	198	5,892	6,047
Income (loss) before income taxes from continuing operations	1,591	2,118	2,281	2,274	(824)	(8,257)	3,048	(3,865)
Provision (benefit) for income taxes	387	510	459	448	(299)	(2,050)	547	(1,092)
Segment net income (loss) from continuing operations	$1,204	$1,608	$1,822	$1,826	$(525)	$(6,207)	$2,501	$(2,773)

Identifiable assets (period end) of continuing operations	$152,221	$144,217	$214,793	$207,484	$176,819	$168,152	$543,833	$519,853
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

Truist Financial Corporation 47

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

A description of certain factors that may affect our future results and risk factors is set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Executive Overview

We delivered strong second-quarter results, driven by strategic loan growth and higher net interest income derived from continued strong production from our business. Our performance reflects the value of our client-centric business model and momentum in our strategy, as we see tangible results from investments we have made in talent and technology across our platforms.

Asset quality remained strong, and our capital position continues to support both our growth initiatives and our ability to return capital to shareholders. We returned $1.4 billion of capital to our common shareholders through $670 million of common stock dividends and $750 million of common share repurchases during the second quarter of 2025. As of June 30, 2025, we had $2.8 billion remaining under our $5.0 billion common share repurchase authorization through the end of 2026.

Financial Results

Net income available to common shareholders for the second quarter of 2025 of $1.2 billion was up 43% compared with the second quarter of 2024. On a diluted per common share basis, earnings for the second quarter of 2025 were $0.90, an increase of $0.28, or 45%, compared to the second quarter of 2024. Truist’s results of operations for the second quarter of 2025 produced an annualized return on average assets of 0.93% and an annualized return on average common shareholders’ equity of 8.1% compared to prior year returns of 0.70% and 6.1%, respectively.

Net income from continuing operations was $1.2 billion for the second quarter of 2025, compared to a net loss from continuing operations of $3.9 billion for the second quarter of 2024.

•Results from continuing operations for the second quarter of 2025 included restructuring charges of $28 million ($21 million after-tax, or $0.02 per share) and securities losses of $18 million ($13 million after-tax, or $0.01 per share).
•Results from continuing operations for the second quarter of 2024 included securities losses of $6.7 billion ($5.1 billion after-tax, or $3.80 per share) from the strategic balance sheet repositioning of a portion of the available-for-sale investment securities portfolio, a charitable contribution to the Truist Foundation of $150 million ($115 million after-tax, or $0.09 per share), and restructuring charges of $33 million ($26 million after-tax, or $0.02 per share).

TE net interest income for the second quarter of 2025 was up $55 million, or 1.5%, compared to the second quarter of 2024. Net interest margin was 3.02%, flat compared to the second quarter of 2024.

•The yield on the average total loan portfolio was 6.01%, down 43 basis points due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16%, up 40 basis points, reflecting the balance sheet repositioning in the second quarter of 2024 and reinvesting cash flows into higher yielding securities.
•The average cost of total deposits was 1.85%, down 24 basis points. The average cost of short-term borrowings was 4.47%, down 111 basis points. The average cost of long-term debt was 5.02%, up 15 basis points.

Noninterest income was up $6.6 billion for the second quarter of 2025 compared to the second quarter of 2024 primarily due to securities losses resulting from the balance sheet repositioning in 2024 and higher other income, partially offset by lower investment banking and trading income. Excluding securities losses, noninterest income was down $20 million, or 1.4%, compared to the second quarter of 2024.

Noninterest expense was down $108 million, or 3.5%, for the second quarter of 2025 compared to the second quarter of 2024 due to lower other expense and lower regulatory costs, partially offset by higher professional fees and outside processing expense. The second quarter of 2024 included a charitable contribution of $150 million (other expense) and a FDIC special assessment adjustment of $13 million (regulatory costs). Restructuring charges for both quarters include severance as well as costs associated with facilities optimization initiatives. Adjusted noninterest expense, which excludes the charitable contribution, the FDIC special assessment adjustment, and restructuring charges, increased $60 million, or 2.1%, compared to the earlier quarter.

48 Truist Financial Corporation

The second quarter of 2025 reflects a provision for income taxes while the second quarter of 2024 reflects a benefit for income taxes driven by the discrete impact of the balance sheet repositioning of securities.

Asset quality remained strong during the second quarter of 2025.

•Nonperforming loans and leases held for investment were 0.39% of loans and leases held for investment at June 30, 2025, down nine basis points compared to March 31, 2025.
•Loans 90 days or more past due and still accruing totaled $546 million at June 30, 2025, down three basis points as a percentage of loans and leases compared with March 31, 2025. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2025, down one basis point compared to March 31, 2025.
•The allowance for credit losses was $5.3 billion and included $4.9 billion for the allowance for loan and lease losses and $354 million for the reserve for unfunded commitments. The ALLL ratio was 1.54%, down four basis points from March 31, 2025.
•The provision for credit losses was $488 million compared to $451 million for the second quarter of 2024, reflecting a higher allowance build.
•The net charge-off ratio was 51 basis points, down seven basis points compared to the second quarter of 2024, primarily driven by lower net charge-offs in the CRE portfolio, partially offset by higher net charge-offs in the commercial and industrial portfolio.

Capital ratios remained strong during the second quarter of 2025.

•Truist’s CET1 ratio was 11.0% as of June 30, 2025, down 30 basis points compared to March 31, 2025 due to capital returned to shareholders and an increase in risk-weighted assets, partially offset by current quarter earnings.
•Truist declared common dividends of $0.52 per share during the second quarter of 2025 and repurchased $750 million of common stock. For the second quarter of 2025, the dividend payout ratio was 57%, and the total payout ratio was 121%.
•Truist’s average consolidated LCR was 110% for the three months ended June 30, 2025, compared to the regulatory minimum of 100%.
•Truist completed the 2025 CCAR process and received a preliminary SCB requirement of 2.5% for the period October 1, 2025 to September 30, 2026, down 30 basis points from the SCB requirement for the period October 1, 2024 to September 30, 2025. The FRB will provide Truist with its final SCB requirement by August 31, 2025.

Truist Financial Corporation 49

Analysis of Results of Operations

Net Interest Income and NIM

TE net interest income for the second quarter of 2025 was up $55 million, or 1.5%, compared to the second quarter of 2024. Net interest margin was 3.02%, flat compared to the second quarter of 2024.

•Average earning assets increased $6.8 billion, or 1.4%, primarily due to an increase in average total loans of $6.3 billion, or 2.0%.
•The yield on the average total loan portfolio was 6.01%, down 43 basis points due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16%, up 40 basis points, reflecting the balance sheet repositioning in the second quarter of 2024 and reinvesting cash flows into higher yielding securities.
•Average deposits increased $12.4 billion, or 3.2%, and average long-term debt decreased $2.5 billion, or 6.8%.
•The average cost of total deposits was 1.85%, down 24 basis points. The average cost of short-term borrowings was 4.47%, down 111 basis points. The average cost of long-term debt was 5.02%, up 15 basis points.

TE net interest income for the six months ended June 30, 2025 was up $185 million, or 2.6%, compared to the six months ended June 30, 2024 primarily due to the balance sheet repositioning in the second quarter of 2024. Net interest margin was 3.02%, up seven basis points compared to the prior period.

•Average earning assets increased $3.3 billion, or 0.7%, compared to the prior period primarily due to an increase in other earning assets of $4.3 billion, or 12%, and an increase in average total loans of $2.2 billion, or 0.7%, partially offset by a decline in average securities of $3.8 billion, or 3.0%. The increase in average other earning assets and decrease in average securities primarily reflects the aforementioned balance sheet repositioning.
•The yield on the average total loan portfolio was 5.99% for 2025, down 42 basis points, compared to the prior period primarily due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16% for 2025, up 56 basis points compared to the prior period, reflecting the balance sheet repositioning and reinvesting cash flows into higher yielding securities.
•Average deposits increased $7.8 billion, or 2.0%, average short-term borrowings increased $2.2 billion, or 8.2%, and average long-term debt decreased $5.4 billion, or 14%.
•The average cost of total deposits was 1.82% for 2025, down 24 basis points compared to the prior period. The average cost of short-term borrowings was 4.48% for 2025, down 112 basis points compared to the prior period. The average cost of long-term debt was 5.04% for 2025, up 24 basis points compared to the prior period.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
50 Truist Financial Corporation

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2025	2024	2025	2024	2025	2024		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$14,034	$11,138	5.20%	3.66%	$181	$101	$80	$49	$31
GSE	463	382	3.73	3.27	5	3	2	—	2
Agency MBS	106,947	108,358	2.89	2.66	772	720	52	61	(9)
States and political subdivisions	370	420	4.20	4.14	4	5	(1)	—	(1)
Non-agency MBS	—	1,480	—	2.56	—	10	(10)	(5)	(5)
Other	15	18	4.53	5.29	—	—	—	—	—
Total securities	121,829	121,796	3.16	2.76	962	839	123	105	18
Interest earning trading assets	5,896	5,515	5.98	6.11	88	84	4	(2)	6
Other earning assets(3)	39,417	39,250	4.51	5.56	448	551	(103)	(105)	2
Loans and leases, net of unearned income:
Commercial and industrial	158,491	157,043	5.72	6.53	2,262	2,550	(288)	(312)	24
CRE	19,687	21,969	6.22	6.93	308	381	(73)	(37)	(36)
Commercial Construction	8,613	7,645	6.85	7.85	144	147	(3)	(21)	18
Residential mortgage	56,789	54,490	4.08	3.86	579	525	54	31	23
Home equity	9,586	9,805	7.47	8.02	178	195	(17)	(13)	(4)
Indirect auto	24,158	22,016	7.32	6.95	441	381	60	21	39
Other consumer	30,387	28,326	8.37	8.25	634	581	53	9	44
Credit card	4,890	4,905	11.35	12.14	139	148	(9)	(9)	—
Total loans and leases HFI	312,601	306,199	6.01	6.44	4,685	4,908	(223)	(331)	108
LHFS	1,240	1,384	6.15	6.56	19	22	(3)	(1)	(2)
Total loans and leases	313,841	307,583	6.01	6.44	4,704	4,930	(226)	(332)	106
Total earning assets	480,983	474,144	5.16	5.42	6,202	6,404	(202)	(334)	132
Nonearning assets	56,086	50,109
Assets of discontinued operations	—	2,641
Total assets	$537,069	$526,894
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$116,193	$103,894	2.51	2.74	726	707	19	(62)	81
Money market and savings	135,607	135,264	2.22	2.60	751	873	(122)	(124)	2
Time deposits	41,997	41,250	3.50	4.24	367	436	(69)	(77)	8
Total interest-bearing deposits	293,797	280,408	2.52	2.89	1,844	2,016	(172)	(263)	91
Short-term borrowings	26,241	26,016	4.47	5.58	292	362	(70)	(73)	3
Long-term debt	34,213	36,721	5.02	4.87	431	446	(15)	14	(29)
Total interest-bearing liabilities	354,251	343,145	2.91	3.31	2,567	2,824	(257)	(322)	65
Noninterest-bearing deposits	106,686	107,634
Other liabilities	11,897	13,318
Liabilities of discontinued operations	—	1,120
Shareholders’ equity	64,235	61,677
Total liabilities and shareholders’ equity	$537,069	$526,894
Average interest-rate spread			2.25%	2.11%
NIM/net interest income - TE(2)			3.02%	3.02%	$3,635	$3,580	$55	$(12)	$67
Less: TE adjustment					48	53
Net interest income					$3,587	$3,527
Memo: Total deposits	$400,483	$388,042	1.85%	2.09%	$1,844	$2,016	$(172)
(1)Represents daily average balances. Unrealized gains and losses on available-for-sale securities are included in nonearning assets. Active hedge basis adjustments for fair value hedges are included in nonearning assets and other liabilities.
(2)Yields are stated on a TE basis, which represents a non-GAAP measure, utilizing a federal tax rate of 21%. Interest income includes certain fees, deferred costs, and dividends. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
Truist Financial Corporation 51

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Six Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2025	2024	2025	2024	2025	2024		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$14,448	$10,496	5.19%	2.64%	$372	$138	$234	$168	$66
GSE	462	385	3.74	3.34	9	6	3	1	2
Agency MBS	107,643	112,828	2.88	2.58	1,549	1,455	94	163	(69)
States and political subdivisions	370	420	4.20	4.14	8	9	(1)	—	(1)
Non-agency MBS	—	2,578	—	2.87	—	37	(37)	(18)	(19)
Other	16	19	4.63	5.32	—	—	—	—	—
Total securities	122,939	126,726	3.16	2.60	1,938	1,645	293	314	(21)
Interest earning trading assets	5,763	5,180	5.85	6.29	168	163	5	(12)	17
Other earning assets(3)	39,208	34,909	4.52	5.60	889	987	(98)	(206)	108
Loans and leases, net of unearned income:
Commercial and industrial	156,861	157,714	5.71	6.53	4,446	5,122	(676)	(649)	(27)
CRE	19,759	22,185	6.17	6.94	610	770	(160)	(81)	(79)
Commercial Construction	8,673	7,389	6.84	7.84	289	284	5	(40)	45
Residential mortgage	56,226	54,780	4.06	3.85	1,141	1,053	88	59	29
Home equity	9,578	9,868	7.47	7.97	355	391	(36)	(25)	(11)
Indirect auto	23,705	22,195	7.26	6.82	853	753	100	49	51
Other consumer	29,843	28,306	8.35	8.12	1,236	1,142	94	32	62
Credit card	4,870	4,913	11.47	12.05	277	294	(17)	(14)	(3)
Total loans and leases HFI	309,515	307,350	5.99	6.41	9,207	9,809	(602)	(669)	67
LHFS	1,187	1,155	6.04	6.49	36	37	(1)	(2)	1
Total loans and leases	310,702	308,505	5.99	6.41	9,243	9,846	(603)	(671)	68
Total earning assets	478,612	475,320	5.14	5.33	12,238	12,641	(403)	(575)	172
Nonearning assets	55,753	48,516
Assets of discontinued operations	—	5,112
Total assets	$534,365	$528,948
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$112,720	$103,716	2.44	2.70	1,366	1,391	(25)	(140)	115
Money market and savings	136,249	134,979	2.21	2.54	1,494	1,705	(211)	(227)	16
Time deposits	41,104	41,594	3.53	4.27	720	884	(164)	(154)	(10)
Total interest-bearing deposits	290,073	280,289	2.49	2.86	3,580	3,980	(400)	(521)	121
Short-term borrowings	28,275	26,123	4.48	5.60	628	728	(100)	(155)	55
Long-term debt	33,320	38,721	5.04	4.80	840	928	(88)	44	(132)
Total interest-bearing liabilities	351,668	345,133	2.89	3.28	5,048	5,636	(588)	(632)	44
Noninterest-bearing deposits	106,293	108,261
Other liabilities	12,269	13,101
Liabilities of discontinued operations	—	2,109
Shareholders’ equity	64,135	60,344
Total liabilities and shareholders’ equity	$534,365	$528,948
Average interest-rate spread			2.25%	2.05%
NIM/net interest income - TE(2)			3.02%	2.95%	$7,190	$7,005	$185	$57	$128
Less: TE adjustment					96	106
Net interest income					$7,094	$6,899
Memo: Total deposits	$396,366	$388,550	1.82%	2.06%	$3,580	$3,980	$(400)
(1)Represents daily average balances. Unrealized gains and losses on available-for-sale securities are included in nonearning assets. Active hedge basis adjustments for fair value hedges are included in nonearning assets and other liabilities.
(2)Yields are stated on a TE basis, which represents a non-GAAP measure, utilizing a federal tax rate of 21%. Interest income includes certain fees, deferred costs, and dividends. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
52 Truist Financial Corporation

Provision for Credit Losses

The provision for credit losses was $488 million for the second quarter of 2025 compared to $451 million for the second quarter of 2024. The net charge-off ratio for the current quarter of 0.51% was down seven basis points compared to the prior quarter.

•The increase in the current quarter provision expense primarily reflects a higher allowance build.
•The net charge-off ratio for the current quarter was down compared to the second quarter of 2024 primarily driven by lower net charge-offs in the CRE portfolio, partially offset by higher net charge-offs in the commercial and industrial portfolio.

The provision for credit losses was $946 million for the six months ended June 30, 2025 compared to $951 million for the six months ended June 30, 2024. The net charge-off ratio for the current period of 0.55% was down six basis points compared to the prior period.

•The net charge-off ratio was down compared to the prior period driven by lower net charge-offs in the CRE portfolio, partially offset by higher net charge-offs in the commercial and industrial portfolio.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Wealth management income	$348	$361	(3.6)%	$692	$717	(3.5)%
Investment banking and trading income	205	286	(28.3)	478	609	(21.5)
Card and payment related fees	232	230	0.9	452	454	(0.4)
Service charges on deposits	227	232	(2.2)	457	457	—
Mortgage banking income	107	112	(4.5)	215	209	2.9
Lending related fees	99	89	11.2	194	185	4.9
Operating lease income	47	50	(6.0)	100	109	(8.3)
Securities gains (losses)	(18)	(6,650)	(99.7)	(19)	(6,650)	(99.7)
Other income	153	78	96.2	223	144	54.9
Total noninterest income	$1,400	$(5,212)	NM	$2,792	$(3,766)	NM

Noninterest income was up $6.6 billion for the second quarter of 2025 compared to the second quarter of 2024 primarily due to securities losses resulting from the balance sheet repositioning in 2024 and higher other income, partially offset by lower investment banking and trading income. Excluding securities losses, noninterest income was down $20 million, or 1.4%, compared to the second quarter of 2024.

•Other income increased due to higher income from certain solar and other investments.
•Investment banking and trading income decreased due to lower trading income and capital markets activity.

Noninterest income was up $6.6 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to securities losses resulting from the balance sheet repositioning in 2024 and higher other income, partially offset by lower investment banking and trading income and wealth management income. Excluding securities losses, noninterest income was down $73 million, or 2.5%, compared to the prior period.

•Other income increased due to higher income from certain solar and other investments.
•Investment banking and trading income decreased due to lower trading income, merger and acquisition fees, and capital markets activity.
•Wealth management income decreased due to the impact of the sale of Sterling Capital Management LLC in 2024.

Truist Financial Corporation 53

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Personnel expense	$1,653	$1,661	(0.5)%	$3,240	$3,291	(1.5)%
Professional fees and outside processing	373	308	21.1	737	586	25.8
Software expense	231	218	6.0	461	442	4.3
Net occupancy expense	179	160	11.9	342	320	6.9
Equipment expense	89	89	—	171	177	(3.4)
Amortization of intangibles	73	89	(18.0)	148	177	(16.4)
Marketing and customer development	82	63	30.2	157	119	31.9
Operating lease depreciation	33	34	(2.9)	68	74	(8.1)
Regulatory costs	55	85	(35.3)	124	237	(47.7)
Restructuring charges	28	33	(15.2)	66	84	(21.4)
Other expense	190	354	(46.3)	378	540	(30.0)
Total noninterest expense	$2,986	$3,094	(3.5)	$5,892	$6,047	(2.6)

Noninterest expense was down $108 million, or 3.5%, for the second quarter of 2025 compared to the second quarter of 2024 due to lower other expense and lower regulatory costs, partially offset by higher professional fees and outside processing expense. The second quarter of 2024 included a charitable contribution of $150 million (other expense) and a FDIC special assessment adjustment of $13 million (regulatory costs). Restructuring charges for both quarters include severance as well as costs associated with facilities optimization initiatives. Adjusted noninterest expense, which excludes the charitable contribution, the FDIC special assessment adjustment, and restructuring charges, increased $60 million, or 2.1%, compared to the earlier quarter.

•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.

Noninterest expense was down $155 million, or 2.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a $150 million charitable contribution to the Truist Foundation (other expense), the FDIC special assessment and related adjustments ($88 million for the six months ended June 30, 2024), lower personnel expense, and lower amortization of intangibles, partially offset by higher professional fees and outside processing expense. Restructuring charges decreased $18 million; both periods included restructuring charges for severance as well as facilities optimization costs. Adjusted noninterest expense, which excludes the charitable contribution, the FDIC special assessment adjustment, and restructuring charges, increased $101 million, or 1.8%.

•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.
•Personnel expense decreased due to lower employee benefit expense, partially offset by higher salaries.

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

Table 4: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Consumer and Small Business Banking	$601	$791	(24.0)%	$1,204	$1,608	(25.1)%
Wholesale Banking	936	960	(2.5)	1,822	1,826	(0.2)
Other, Treasury & Corporate	(297)	(5,657)	(94.7)	(525)	(6,207)	(91.5)
Truist Financial Corporation	$1,240	$(3,906)	NM	$2,501	$(2,773)	NM

54 Truist Financial Corporation

Consumer and Small Business Banking

CSBB net income was $601 million for the second quarter of 2025, a decrease of $190 million compared to the second quarter of 2024.

•Segment net interest income decreased $148 million primarily driven by lower funding credit on deposits.
•The allocated provision for credit losses increased $76 million reflecting an allowance build in the current period, partially offset by a decrease in charge-offs in the indirect auto portfolio.
•Noninterest income increased $15 million primarily due to an increase in residential mortgage income driven by MSR valuations.
•Noninterest expense increased $38 million compared to the earlier quarter driven by higher enterprise operations and functional support charges, partially offset by lower loan processing expense.

CSBB average loans and leases held for investment increased $6.0 billion, or 4.8%, for the second quarter of 2025 compared to the second quarter of 2024, primarily due to higher loan balances within indirect lending driven by the prime auto and Service Finance portfolios and within real estate lending driven by mortgage, partially offset by lower balances in the small business portfolio.

CSBB average total deposits increased $1.0 billion, or 0.5%, for the second quarter of 2025 compared to the second quarter of 2024, primarily driven by increases in money market and savings and noninterest-bearing deposits, partially offset by decreases in interest checking and time deposits.

Wholesale Banking

WB net income was $936 million for the second quarter of 2025, a decrease of $24 million compared to the second quarter of 2024.

•Segment net interest income increased $38 million primarily due to higher deposit balances, partially offset by lower loan yields.
•The allocated provision for credit losses decreased $38 million which reflects a decrease in both net charge-offs and net reserve build compared to the prior quarter.
•Noninterest income decreased $44 million compared to the earlier quarter driven by lower trading income, capital markets activity, and commercial mortgage income, as well as decreases in wealth management income attributable to the sale of Sterling Capital Management LLC in 2024, partially offset by higher income from certain solar and other investments.
•Noninterest expense increased $59 million compared to the earlier quarter primarily due to higher enterprise operations and functional support charges, partially offset by lower personnel expense from reduced incentives and lower regulatory costs.

WB average loans held for investment increased $391 million, or 0.2%, for the second quarter of 2025 compared to the second quarter of 2024, primarily due to increases in average commercial and industrial and commercial construction loan balances, partially offset by decreases in commercial real estate loan balances.

WB average total deposits increased $10.0 billion, or 7.1%, for the second quarter of 2025 compared to the second quarter of 2024, primarily due to specific client increases in interest checking balances, which were short-term in nature and withdrawn in July 2025, partially offset by declines in average noninterest-bearing deposits and money market and savings.

Other, Treasury & Corporate

OT&C generated a net loss of $297 million in the second quarter of 2025, compared to a net loss of $5.7 billion in the second quarter of 2024.

•Segment net interest income increased $170 million primarily due to lower funding credit on deposits to other segments and increased yield in the securities portfolio due to the balance sheet repositioning in the second quarter of 2024 and reinvesting cash flows into higher yielding securities, partially offset by lower funding charges on commercial loans to other segments.
•Noninterest income increased $6.6 billion primarily due to securities losses resulting from the balance sheet repositioning in 2024.
•Noninterest expense decreased $205 million compared to the earlier quarter primarily due to lower other expense due to a charitable contribution to the Truist Foundation in 2024 and increased credit from other segments for technology project support, partially offset by increases in professional fees and outside processing.

Truist Financial Corporation 55

Consumer and Small Business Banking

CSBB net income was $1.2 billion for the six months ended June 30, 2025, a decrease of $404 million compared to the prior year.

•Segment net interest income decreased $341 million primarily driven by lower funding credit on deposits.
•The allocated provision for credit losses increased $91 million primarily reflecting a net reserve build in the current period compared to a release in the same period last year, partially offset by lower charge-offs in the other consumer and indirect auto portfolios.
•Noninterest income increased $20 million primarily due to increased residential mortgage income.
•Noninterest expense increased $115 million due to higher enterprise operations and functional support charges, partially offset by lower regulatory costs and loan processing expense.

CSBB average loans and leases held for investment increased $4.1 billion, or 3.3%, for the six months ended June 30, 2025 compared to the prior year driven primarily by increases in indirect auto loans, Service Finance, and mortgage loan balances, partially offset by decreases in the small business and unsecured and personal lending portfolios.

CSBB average total deposits decreased $278 million, or 0.1%, for the six months ended June 30, 2025 compared to the prior year primarily due to decreases in average interest-bearing checking and time deposits, partially offset by increases in money market and savings and noninterest-bearing deposits.

Wholesale Banking

WB net income was $1.8 billion for the six months ended June 30, 2025, flat compared to the prior year.

•Segment net interest income increased $16 million primarily due to lower cost of deposits and higher funding credit driven by higher deposit balances, partially offset by lower loan balances and yields.
•The allocated provision for credit losses decreased $94 million, which primarily reflects a decrease in net charge-offs as well as a decrease in the allowance build compared to the earlier period.
•Noninterest income decreased $75 million primarily due to decreases in income from investment banking and trading as well as lower wealth management income driven by the impact of the sale of Sterling Capital Management LLC in 2024, partially offset by increased income from certain solar and other investments.
•Noninterest expense increased $28 million primarily due to increases in enterprise operations and functional support charges, partially offset by lower regulatory costs, lower personnel expense from reduced incentives, and lower enterprise payments costs.

WB average loans and leases held for investment decreased $2.0 billion, or 1.1%, for the six months ended June 30, 2025 compared to the prior year driven by decreases in average commercial real estate balances and commercial and industrial loan balances, partially offset by increases in the commercial construction portfolio.

WB average total deposits increased $6.4 billion, or 4.6%, for the six months ended June 30, 2025 compared to the prior year primarily due to specific client increases in average interest-bearing checking balances, which were short-term in nature and withdrawn in July 2025, partially offset by decreases in noninterest-bearing deposits and money market and savings balances.

Other, Treasury, and Corporate

OT&C generated a net loss of $525 million for the six months ended June 30, 2025, compared to a net loss of $6.2 billion in the prior year.

•Segment net interest income increased $520 million due to lower funding credit on deposits to other segments, the balance sheet repositioning in the prior period, and reinvesting cash flows into higher yielding securities, partially offset by the lower funding charges primarily on loans to other segments.
•Noninterest income increased $6.6 billion primarily due to securities losses resulting from the balance sheet repositioning in 2024.
•Noninterest expense decreased $298 million primarily driven by lower other expense due to a charitable contribution to the Truist Foundation in 2024 and increased credit from other segments for enterprise technology support expense, partially offset by increased professional fees and outside processing expense.

56 Truist Financial Corporation

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $115.4 billion at June 30, 2025, compared to $118.1 billion at December 31, 2024. U.S. Treasury, GSE, and Agency MBS represented 99.7% of the total securities portfolio as of June 30, 2025 and December 31, 2024. The overwhelming majority of the portfolio is in agency MBS.

•The decrease in 2025 includes paydowns and maturities of $9.9 billion and sales of $1.1 billion, partially offset by purchases of $6.9 billion.
•As of June 30, 2025 and December 31, 2024, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost, excluding portfolio level basis adjustments associated with certain AFS securities.
•As of June 30, 2025, approximately 3.3% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 3.0% as of December 31, 2024.
•The effective duration of the AFS securities portfolio was 5.0 years at June 30, 2025 and December 31, 2024, excluding the impact of swaps, or 3.3 years at June 30, 2025 and December 31, 2024, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.1 years at June 30, 2025 and 7.0 years at December 31, 2024.

Lending Activities

The following table presents the composition of average loans and leases:

Table 5: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Commercial:
Commercial and industrial	$158,491	$155,214	$153,209	$154,102	$157,043
CRE	19,687	19,832	20,504	21,481	21,969
Commercial construction	8,613	8,734	8,261	7,870	7,645
Consumer:
Residential mortgage	56,789	55,658	54,390	53,999	54,490
Home equity	9,586	9,569	9,675	9,703	9,805
Indirect auto	24,158	23,248	22,790	22,121	22,016
Other consumer	30,387	29,291	29,355	29,015	28,326
Credit card	4,890	4,849	4,926	4,874	4,905
Total average loans and leases HFI	$312,601	$306,395	$303,110	$303,165	$306,199

Average loans and leases HFI were $312.6 billion for the second quarter of 2025, an increase of $6.2 billion, or 2.0%, compared to the first quarter of 2025.

•Average commercial loans increased 1.6% due to an increase in the commercial and industrial portfolio.
•Average consumer loans increased 2.7% due to growth in the residential mortgage, other consumer, and indirect auto portfolios.

End of period loans and leases HFI were $318.8 billion at June 30, 2025, up $10.2 billion, or 3.3%, compared to March 31, 2025 primarily due to increases in the commercial and industrial, residential mortgage, and other consumer portfolios.

At June 30, 2025 and December 31, 2024, 54% and 53% of loans and leases HFI were variable rate, respectively.

Truist Financial Corporation 57

Asset Quality

The following tables summarize asset quality information:

Table 6: Asset Quality
(Dollars in millions)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
NPAs:
NPLs:
Commercial and industrial	$520	$586	$521	$575	$459
CRE	128	294	298	302	360
Commercial construction	1	2	3	1	—
Residential mortgage	191	179	166	156	161
Home equity	107	114	116	118	123
Indirect auto	240	248	259	252	244
Other consumer	64	65	66	63	64
Total NPLs HFI	1,251	1,488	1,429	1,467	1,411
Loans held for sale	12	77	—	5	9
Total nonperforming loans and leases	1,263	1,565	1,429	1,472	1,420
Foreclosed real estate	4	4	3	3	5
Other foreclosed property	49	49	45	53	51
Total nonperforming assets	$1,316	$1,618	$1,477	$1,528	$1,476
Loans 90 days or more past due and still accruing:
Commercial and industrial	$2	$5	$19	$5	$8
CRE	—	—	1	—	—
Commercial construction	—	—	—	—	1
Residential mortgage – government guaranteed	424	468	430	394	375
Residential mortgage – nonguaranteed	41	62	51	39	27
Home equity	6	6	9	7	7
Indirect auto	—	—	—	—	1
Other consumer	24	23	23	22	19
Credit card	49	52	54	51	51
Total loans 90 days or more past due and still accruing	$546	$616	$587	$518	$489
Loans 30-89 days past due and still accruing:
Commercial and industrial	$122	$118	$168	$116	$109
CRE	34	12	60	10	8
Commercial construction	15	—	3	4	—
Residential mortgage – government guaranteed	330	284	318	305	340
Residential mortgage – nonguaranteed	365	347	401	366	392
Home equity	54	57	60	63	58
Indirect auto	582	484	622	596	592
Other consumer	239	246	236	233	214
Credit card	70	71	81	76	78
Total loans 30-89 days past due and still accruing	$1,811	$1,619	$1,949	$1,769	$1,791

Nonperforming assets totaled $1.3 billion at June 30, 2025, down $302 million compared to March 31, 2025, due to decreases in the CRE, commercial and industrial, and LHFS portfolios. Nonperforming loans and leases were 0.39% of loans and leases held for investment at June 30, 2025, down nine basis points compared to March 31, 2025.

Loans 90 days or more past due and still accruing totaled $546 million at June 30, 2025, down three basis points as a percentage of loans and leases compared with the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2025, down one basis point compared to March 31, 2025.

Loans 30-89 days past due and still accruing totaled $1.8 billion at June 30, 2025, up $192 million, or five basis points, as a percentage of loans and leases, compared to the prior quarter primarily due to an increase in the indirect auto and residential mortgage portfolios.

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

Table 7: Asset Quality Ratios
	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Loans 30-89 days past due and still accruing as a percentage of loans and leases	0.57%	0.52%	0.64%	0.58%	0.59%
Loans 90 days or more past due and still accruing as a percentage of loans and leases	0.17	0.20	0.19	0.17	0.16
NPLs as a percentage of loans and leases	0.39	0.48	0.47	0.48	0.46
NPLs as a percentage of total loans and leases(1)	0.39	0.51	0.46	0.48	0.46
NPAs as a percentage of:
Total assets(1)	0.24	0.30	0.28	0.29	0.28
Loans and leases plus foreclosed property	0.41	0.50	0.48	0.50	0.48
Net charge-offs as a percentage of average loans and leases	0.51	0.60	0.59	0.55	0.58
ALLL as a percentage of loans and leases	1.54	1.58	1.59	1.60	1.57
Ratio of ALLL to:
Net charge-offs	3.1x	2.6x	2.7x	2.9x	2.7x
Nonperforming loans and leases	3.9x	3.3x	3.4x	3.3x	3.4x
Loans 90 days or more past due and still accruing as a percentage of loans and leases, excluding government guaranteed(2)	0.04%	0.05%	0.05%	0.04%	0.04%
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest is reasonably assured.

Table 8: Asset Quality Ratios
						As of/For the Year-to-Date
	Three Months Ended					Period Ended June 30
	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	2025	2024
Net charge-offs as a percentage of average loans and leases:
Commercial:
Commercial and industrial	0.22%	0.20%	0.27%	0.18%	0.18%	0.21%	0.17%
CRE	0.71	1.29	0.66	1.12	1.67	1.00	1.70
Commercial construction	(0.02)	(0.02)	(0.02)	(0.01)	(0.05)	(0.02)	(0.04)
Consumer:
Residential mortgage	—	—	(0.01)	(0.01)	(0.01)	—	—
Home equity	(0.04)	(0.07)	(0.07)	(0.11)	(0.03)	(0.05)	(0.06)
Indirect auto	1.63	2.26	2.33	1.89	1.94	1.94	2.10
Other consumer	1.54	1.71	1.63	1.73	1.60	1.62	1.78
Credit card	4.84	5.21	5.10	5.04	5.33	5.02	5.44
Total	0.51	0.60	0.59	0.55	0.58	0.55	0.61

Ratio of ALLL to net charge-offs	3.1x	2.6x	2.7x	2.9x	2.7x	2.9x	2.6x
Ratios are annualized, as applicable.

Truist Financial Corporation 59

The following table presents activity related to NPAs:

Table 9: Rollforward of NPAs
(Dollars in millions)	2025	2024
Balance, January 1	$1,477	$1,488
New NPAs	1,594	1,725
Advances and principal increases	240	331
Disposals of foreclosed assets(1)	(303)	(308)
Disposals of NPLs(2)	(243)	(118)
Charge-offs and losses	(619)	(673)
Payments	(692)	(760)
Transfers to performing status	(138)	(187)
Other, net	—	(22)
Ending balance, June 30	$1,316	$1,476
(1)Includes charge-offs and losses recorded upon sale of $130 million and $129 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale of $6 million and $0 million for the six months ended June 30, 2025 and 2024, respectively.

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

60 Truist Financial Corporation

Table 10: Commercial and Industrial Portfolio Industry and Geography
	June 30, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$26,290	16.2%	$7	$24,271	15.7%	$28
Manufacturing	13,672	8.4	84	12,298	7.9	62
Retail trade	12,448	7.7	22	12,488	8.1	66
Health care and social assistance	12,016	7.4	7	12,154	7.8	129
Real estate and rental and leasing	11,387	7.0	4	11,354	7.3	3
Public administration	8,722	5.4	—	8,860	5.7	—
Wholesale trade	8,033	5.0	48	7,428	4.8	45
Information	7,292	4.5	158	5,235	3.4	66
Utilities	5,761	3.6	—	4,096	2.6	—
Educational services	5,143	3.2	—	4,478	2.9	—
Transportation and warehousing	4,486	2.8	34	4,634	3.0	34
Professional, scientific, and technical services	4,406	2.7	5	4,125	2.7	8
Arts, entertainment, and recreation	3,897	2.4	8	3,599	2.3	6
Accommodation and food services	3,315	2.0	8	2,935	1.9	9
Construction	3,257	2.0	7	2,607	1.7	10
Administrative and support and waste management and remediation services	3,105	1.9	28	3,022	2.0	—
Other(1)	11,295	6.9	23	12,211	7.9	23
Subtotal	144,525	89.1	443	135,795	87.7	489
Business owner occupied	17,748	10.9	77	19,053	12.3	32
Total commercial and industrial	$162,273	100.0%	$520	$154,848	100.0%	$521

Geography:
Florida	$18,619	11.5%	$33	$18,258	11.8%	$172
Texas	16,345	10.1	53	14,728	9.5	47
North Carolina	12,156	7.5	14	12,167	7.9	16
Georgia	11,715	7.2	12	11,240	7.3	10
New York	11,555	7.1	10	11,379	7.3	50
California	9,269	5.7	21	8,115	5.2	8
Virginia	9,225	5.7	4	9,343	6.0	7
Pennsylvania	6,999	4.3	139	6,466	4.2	9
Maryland	6,862	4.2	4	6,781	4.4	3
Tennessee	5,914	3.6	46	5,729	3.7	51
New Jersey	4,207	2.6	12	3,947	2.5	5
South Carolina	4,191	2.6	22	4,151	2.7	23
Illinois	4,174	2.6	18	3,639	2.4	20
Ohio	3,776	2.3	—	3,482	2.2	1
Other(2)	37,266	23.0	132	35,423	22.9	99
Total commercial and industrial	$162,273	100.0%	$520	$154,848	100.0%	$521
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $4.4 billion and $4.1 billion at June 30, 2025 and December 31, 2024, respectively. The remainder represents other remaining states that are deemed to be individually insignificant.

Truist has noted that the CRE and commercial construction portfolios have the potential for heightened risk in the current environment. Truist seeks to maintain a high-quality portfolio through disciplined risk management and prudent client selection.

Truist’s CRE and commercial construction portfolios totaled $28.5 billion as of June 30, 2025, which includes 37% related to multifamily residential, 22% related to industrial, 13% related to office, 13% related to retail, and the remainder composed of hotel and other commercial real estate.

Our combined CRE and commercial construction office portfolio is primarily composed of multi-tenant, non-gateway properties located within Truist Bank’s footprint. As of June 30, 2025, approximately 94% of these properties are multi-tenant or medical. Additionally, as of June 30, 2025, 14% and 28% of these exposures are scheduled to mature in 2025 and 2026, respectively, with the remainder scheduled to mature in 2027 and beyond.
Truist Financial Corporation 61

Table 11: CRE Portfolio Property Type and Geography
	June 30, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$6,042	29.8%	$3	$5,508	27.0%	$27
Industrial	4,681	23.1	—	4,303	21.1	3
Retail	3,570	17.6	28	3,530	17.3	33
Office	2,763	13.6	89	3,459	17.0	228
Hotel	1,718	8.5	—	1,891	9.3	—
Other(1)	1,496	7.4	8	1,672	8.3	7
Total CRE	$20,270	100.0%	$128	$20,363	100.0%	$298

Geography:
Florida	$2,532	12.5%	$8	$2,594	12.7%	$26
Georgia	2,355	11.6	17	2,010	9.9	80
North Carolina	2,235	11.0	3	2,212	10.9	10
Texas	2,033	10.0	5	1,599	7.9	6
New York	1,618	8.0	2	1,491	7.3	2
California	1,582	7.8	—	1,683	8.3	—
Pennsylvania	1,326	6.5	1	1,218	6.0	1
Virginia	1,041	5.1	—	1,108	5.4	3
Tennessee	713	3.5	—	715	3.5	1
Massachusetts	679	3.3	25	860	4.2	27
Maryland	656	3.2	—	713	3.5	8
Other(2)	3,500	17.5	67	4,160	20.4	134
Total CRE	$20,270	100.0%	$128	$20,363	100.0%	$298
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Includes non-U.S. loans of $54 million at December 31, 2024. The remainder represents other remaining states that are deemed to be individually insignificant.

Table 12: Commercial Construction Portfolio Property Type and Geography
	June 30, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$4,602	55.6%	$—	$4,918	57.7%	$—
Industrial	1,763	21.3	—	1,680	19.7	—
Single Family - CP	873	10.5	—	664	7.8	2
Office	412	5.0	—	627	7.4	—
Hotel	196	2.4	—	130	1.5	—
Other(1)	431	5.2	1	501	5.9	1
Total commercial construction	$8,277	100.0%	$1	$8,520	100.0%	$3

Geography:
Texas	$1,339	16.2	$—	$1,345	15.8	$—
Georgia	1,165	14.1	—	1,294	15.2	—
Florida	1,118	13.5	—	1,138	13.4	—
North Carolina	1,014	12.3	—	992	11.6	1
California	547	6.6	—	492	5.8	—
Other(2)	3,094	37.3	1	3,259	38.2	2
Total commercial construction	$8,277	100.0%	$1	$8,520	100.0%	$3
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states that are deemed to be individually insignificant.

See additional information on the commercial portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
62 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	Three Months Ended					Six Months Ended June 30,
(Dollars in millions)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	2025	2024
Balance, beginning of period	$5,166	$5,161	$5,140	$5,110	$5,100	$5,161	$5,093
Provision for credit losses	488	458	471	448	451	946	951
Charge-offs:
Commercial and industrial	(120)	(102)	(119)	(96)	(83)	(222)	(180)
CRE	(38)	(70)	(51)	(65)	(97)	(108)	(200)
Residential mortgage	(1)	(1)	(1)	—	(1)	(2)	(2)
Home equity	(4)	(2)	(2)	(1)	(3)	(6)	(6)
Indirect auto	(127)	(154)	(158)	(143)	(136)	(281)	(290)
Other consumer	(146)	(154)	(148)	(152)	(141)	(300)	(306)
Credit card	(70)	(74)	(74)	(71)	(74)	(144)	(151)
Total charge-offs	(506)	(557)	(553)	(528)	(535)	(1,063)	(1,135)
Recoveries:
Commercial and industrial	31	24	15	26	14	55	46
CRE	3	7	17	5	5	10	12
Commercial construction	1	—	—	1	1	1	1
Residential mortgage	—	2	2	1	2	2	3
Home equity	4	4	3	4	4	8	9
Indirect auto	28	25	24	38	30	53	58
Other consumer	31	30	28	26	28	61	56
Credit card	12	11	11	9	9	23	18
Total recoveries	110	103	100	110	93	213	203
Net charge-offs	(396)	(454)	(453)	(418)	(442)	(850)	(932)
Other	(5)	1	3	—	1	(4)	(2)
Balance, end of period	$5,253	$5,166	$5,161	$5,140	$5,110	$5,253	$5,110
ACL:
ALLL	$4,899	$4,870	$4,857	$4,842	$4,808
RUFC	354	296	304	298	302
Total ACL	$5,253	$5,166	$5,161	$5,140	$5,110

The allowance for credit losses was $5.3 billion at June 30, 2025 and included $4.9 billion for the allowance for loan and lease losses and $354 million for the reserve for unfunded commitments. The ALLL ratio was 1.54%, down four basis points compared with March 31, 2025. The ALLL covered nonperforming loans and leases held for investment 3.9x, compared to 3.3x at March 31, 2025. At June 30, 2025, the ALLL was 3.1x annualized net charge-offs, compared to 2.6x at March 31, 2025.

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	June 30, 2025			December 31, 2024
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,309	26.6%	50.9%	$1,284	26.4%	50.7%
CRE	563	11.5	6.4	643	13.2	6.6
Commercial construction	259	5.3	2.6	257	5.3	2.8
Residential mortgage	220	4.5	18.1	204	4.2	18.1
Home equity	92	1.9	3.0	89	1.8	3.1
Indirect auto	990	20.2	7.7	955	19.7	7.5
Other consumer	1,051	21.5	9.8	994	20.5	9.6
Credit card	415	8.5	1.5	431	8.9	1.6
Total ALLL	4,899	100.0%	100.0%	4,857	100.0%	100.0%
RUFC	354			304
Total ACL	$5,253			$5,161

Truist Financial Corporation 63

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of June 30, 2025, Truist held or serviced the first lien on 33% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 15: Other Assets as of Period End
(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Tax credit and other private equity investments	$9,627	$9,303
Bank-owned life insurance	7,846	7,801
Prepaid pension assets	7,383	7,238
Accounts receivable	2,094	1,904
Accrued income	2,017	2,069
Derivative assets	1,647	966
DTAs, net	1,627	1,945
Leased and related assets	1,451	1,352
FHLB stock	1,103	965
Prepaid expenses	1,098	1,061
ROU assets	1,042	1,015
Other	1,032	1,513
Total other assets	$37,967	$37,132

64 Truist Financial Corporation

Funding Activities

Deposits

The following table presents average deposits:

Table 16: Average Deposits
	Three Months Ended
(Dollars in millions)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Noninterest-bearing deposits	$106,686	$105,895	$107,968	$106,080	$107,634
Interest checking	116,193	109,208	107,075	103,899	103,894
Money market and savings	135,607	136,897	138,242	136,639	135,264
Time deposits	41,997	40,204	36,757	37,726	41,250
Total average deposits	$400,483	$392,204	$390,042	$384,344	$388,042

Average deposits for the second quarter of 2025 were $400.5 billion, an increase of $8.3 billion, or 2.1%, compared to the first quarter of 2025.

Average noninterest-bearing deposits increased 0.7% compared to the prior quarter and represented 26.6% of total deposits for the second quarter of 2025 compared to 27.0% for the first quarter of 2025. Average interest checking deposits increased 6.4% primarily due to short-term client deposits. Average money market and savings accounts decreased 0.9%. Average time deposits increased 4.5%.

Borrowings

At June 30, 2025, short-term borrowings totaled $16.6 billion, a decrease of $12.6 billion compared to December 31, 2024. Average short-term borrowings were $28.3 billion and $26.1 billion for the six months ended June 30, 2025 and 2024, respectively.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $44.4 billion at June 30, 2025, an increase of $9.5 billion compared to December 31, 2024. During the six months ended June 30, 2025, the Company had:

•Net issuances of $9.7 billion floating rate FHLB advances.
•Maturities and redemptions of $3.1 billion of senior notes.
•Issuances of $2.5 billion fixed-to-floating rate senior notes with interest rates between 4.67% and 5.07% due between May 20, 2027 and May 20, 2031.

In July 2025, Truist redeemed all $1.5 billion principal amount outstanding of its fixed-to-floating rate senior holding company notes due July 28, 2026.

In July 2025, Truist issued $1.5 billion principal amount of fixed-to-floating rate senior bank notes with an interest rate of 4.42% due July 24, 2028 and $500 million floating rate senior bank notes due July 24, 2028.

Truist Financial Corporation 65

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 17: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2025	Dec 31, 2024
Common equity per common share	$45.70	$43.90
Non-GAAP capital measure:(1)
Tangible common equity per common share	$31.63	$30.01
Calculation of tangible common equity:(1)
Total shareholders’ equity	$64,840	$63,679
Less:
Preferred stock	5,907	5,907
Goodwill and intangible assets, net of deferred taxes	18,143	18,274
Tangible common equity	$40,790	$39,498

Common shares outstanding at end of period	1,289,435	1,315,936
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Total shareholders’ equity was $64.8 billion at June 30, 2025, an increase of $1.2 billion from December 31, 2024. This increase includes $2.5 billion in net income and $1.3 billion in OCI, partially offset by $1.5 billion in common and preferred dividends and $1.3 billion in common share repurchases, including excise taxes. For the second quarter of 2025, the dividend payout ratio was 57% and the total payout ratio was 121%. Truist’s book value per common share at June 30, 2025 was $45.70, compared to $43.90 at December 31, 2024. Truist’s TBVPS of $31.63 at June 30, 2025, increased 5.4% compared to December 31, 2024.
66 Truist Financial Corporation

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

Truist Financial Corporation 67

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

Table 18: Interest Sensitivity Simulation Analysis
	Jun 30, 2025	Dec 31, 2024
Up 200bps gradual change in interest rates	2.0%	1.1%
Up 50bps instantaneous change in interest rates	0.8	0.6
Down 50bps instantaneous change in interest rates	(1.0)	(0.8)
Down 200bps gradual change in interest rates	(3.0)	(2.1)

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

Market Risk from Trading Activities

As a financial intermediary, Truist provides its clients access to derivatives, foreign exchange, and securities markets, which generate market risks. Trading market risk is managed using a multi-faceted risk management approach, which includes measuring risk using VaR, stress testing, and sensitivity analysis. Risk metrics are monitored against a suite of limits at both the trading desk level and at the aggregate portfolio level.

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

Securitizations

As of June 30, 2025, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $93 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics, including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of June 30, 2025.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and six months ended June 30, 2025 and 2024. Average VaR measures in the three and six-months ended June 30, 2025 were higher compared to the three and six-months ended June 30, 2024 primarily due to tariff related market volatility in April.

Truist Financial Corporation 69

Table 19: VaR-based Measures
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$63	$13	$25	$7	$63	$15	$27	$12
Average	28	10	20	6	24	9	21	8
Minimum	16	5	14	5	9	4	14	5
Period-end	23	11	23	7	23	11	23	7
VaR by Risk Class:
Interest Rate Risk		6		7		6		7
Credit Spread Risk		6		10		6		10
Equity Price Risk		7		3		7		3
Foreign Exchange Risk		1		—		1		—
Portfolio Diversification		(8)		(13)		(8)		(13)
Period-end		11		7		11		7

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Maximum	$248	$209	$287	$209
Average	125	148	153	131
Minimum	70	82	70	69
Period-end	96	154	96	154

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there was one Company-wide VaR backtesting exception during the twelve months ended June 30, 2025. The backtesting exception was driven by tariff-related market volatility. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
70 Truist Financial Corporation

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
Truist Financial Corporation 71

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

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $93.0 billion and Truist’s average LCR was 110% for the three months ended June 30, 2025.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At June 30, 2025, Truist was compliant with this requirement.

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

Table 21: Selected Liquidity Sources
(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Unused borrowing capacity:
FRB	$80,374	$72,040
FHLB	30,417	31,411
Available investment securities (at fair value)	75,441	68,212
Available secured borrowing capacity	186,232	171,663
Eligible cash at the FRB	35,082	33,717
Total	$221,314	$205,380
72 Truist Financial Corporation

At June 30, 2025, Truist Bank’s available secured borrowing capacity represented approximately 5.5 times the amount of wholesale funding maturities in one year or less.

Parent Company

The Parent Company serves as the primary source of capital for its operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, payments on and, from time-to-time, potential repurchases or redemptions of long-term debt of the Parent Company (as may be permitted by the terms of each respective series), and the redemption of preferred stock. See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2025, the Parent Company held cash on hand to meet these requirements.

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

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of June 30, 2025:

Table 22: Credit Ratings of Truist Financial Corporation and Truist Bank
	Moody’s	S&P	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	Baa1	A- / A-2	A / F1	AAL / R-1M
Senior unsecured	Baa1	A-	A-	AAL
Subordinated	Baa1	BBB+	BBB+	AH
Preferred stock	Baa3(hyb)	BBB-	BBB-	AL
Truist Bank:
Issuer	A3	A / A-1	A / F1	AA / R-1H
Senior unsecured	A3	A	A	AA
Deposits	A1 / P-1	NA	A+ / F1	AA
Subordinated	(P) A3	A-	A-	AAL
Ratings outlook:
Credit trend	Stable	Stable	Stable	Stable

Truist Financial Corporation 73

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
(1)Reflects a SCB requirement of 2.8% applicable to Truist as of June 30, 2025. Truist’s SCB requirement, received in the 2024 CCAR process, is effective from October 1, 2024 to September 30, 2025. Under the 2025 CCAR process, Truist was notified its preliminary SCB requirement would be 2.5% from October 1, 2025 through September 30, 2026.

The Parent Company’s capital ratios are presented in the following table:

Table 24: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Jun 30, 2025	Dec 31, 2024
Risk-based:	(preliminary)
CET1	11.0%	11.5%
Tier 1 capital	12.3	12.9
Total capital	14.3	15.0
Leverage ratio	10.2	10.5
Supplementary leverage ratio	8.5	8.8
Risk-weighted assets	$434,892	$418,337

Capital Contingency Plan

In the event of a realized or potential capital shortfall, Truist has a capital contingency plan that is designed to facilitate improvement of the Company’s capital position through the execution of specific contingency actions which either increase capital, decrease risk-weighted assets, or both. The plan provides a framework designed to monitor for the occurrence of these events by establishing mechanisms to detect capital contraction, including market and economic stress that could adversely impact the Company’s capital position. The plan also establishes governance protocols for activation or deactivation and decision making, lists capital contingency options and associated key information, and addresses the responsibilities of key departments.

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist’s CET1 ratio was 11.0% as of June 30, 2025, down 30 basis points compared to March 31, 2025 due to capital returned to shareholders and an increase in risk-weighted assets, partially offset by current quarter earnings.

Truist declared common dividends of $0.52 per share during the second quarter of 2025 and repurchased $750 million of common stock. For the second quarter of 2025, the dividend payout ratio was 57%, and the total payout ratio was 121%.

74 Truist Financial Corporation

Truist completed the 2025 CCAR process and received a preliminary SCB requirement of 2.5% for the period October 1, 2025 to September 30, 2026, down 30 basis points from the SCB requirement for the period October 1, 2024 to September 30, 2025. The FRB will provide Truist with its final SCB requirement by August 31, 2025.

Share Repurchase Activity

Table 25: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)
April 1, 2025 to April 30, 2025	20,209	$37.11	20,209	$2,750
May 1, 2025 to May 31, 2025	—	—	—	2,750
June 1, 2025 to June 30, 2025	—	—	—	2,750
Total	20,209	$37.11	20,209
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

In December 2024, the CFPB issued a final rule to financial institutions with more than $10 billion in assets to either limit the cost of overdraft services to the amount of their costs and losses or adhere to a fee cap of $5. The rule was expected to take effect on October 1, 2025. In May 2025, the President signed a Congressional Review Act resolution to overturn this rule. As a result, the rule will not become effective and banks with more than $10 billion in assets, including Truist Bank, will not be required to change their overdraft fee structures to comply with the rule.

Truist Financial Corporation 75

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

76 Truist Financial Corporation

The Company monitored events and circumstances during the period from January 1, 2025 to June 30, 2025, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative impairment test, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of June 30, 2025. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2025.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Truist Financial Corporation 77

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Equity Interest Purchase Agreement, dated as of February 20, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 20, 2024.
2.2	Amendment No. 1 to Equity Interest Purchase Agreement, dated as of May 6, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed May 10, 2024.
10.1*	Truist Financial Corporation Non-Qualified Defined Contribution Plan (January 1, 2025 Restatement)	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
* Management compensatory plan or arrangement.
78 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	July 31, 2025	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2025	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 79