Form 10-Q
period 2025-09-30
TRUIST FINANCIAL CORP
filed 2025-10-30
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2025
Commission File Number: 1-10853

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

At September 30, 2025, 1,279,246,311 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment
EPS	Earnings per common share
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic value of equity
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IPV	Independent price verification
IRR	Interest rate risk
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing rights
NA	Not applicable
NII	Net interest income
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share
TE	Taxable-equivalent
Truist Financial Corporation 1

Term	Definition
TIH	Truist Insurance Holdings, LLC, an entity sold on May 6, 2024
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment
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
•monetary, fiscal, and trade laws or policies, including tariffs or changes in interest rates;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Sep 30, 2025	Dec 31, 2024
Assets
Cash and due from banks	$4,329	$5,793
Interest-bearing deposits with banks	32,523	33,975
Securities borrowed or purchased under agreements to resell	2,981	2,550
Trading assets at fair value	5,731	5,100
AFS securities at fair value	65,522	67,464
HTM securities (fair value of $39,667 and $40,286, respectively)	48,022	50,640
LHFS (including $1,811 and $1,233 at fair value, respectively)	1,925	1,388
Loans and leases (including $11 and $13 at fair value, respectively)	323,738	306,383
ALLL	(4,988)	(4,857)
Loans and leases, net of ALLL	318,750	301,526
Premises and equipment	3,176	3,225
Goodwill	17,125	17,125
CDI and other intangible assets	1,328	1,550
Loan servicing rights at fair value	3,776	3,708
Other assets (including $1,992 and $1,271 at fair value, respectively)	38,663	37,132
Total assets	$543,851	$531,176
Liabilities
Noninterest-bearing deposits	$106,197	$107,451
Interest-bearing deposits (including $499 and $192 at fair value, respectively)	288,710	283,073
Short-term borrowings (including $2,479 and $1,896 at fair value, respectively)	29,376	29,205
Long-term debt	41,729	34,956
Other liabilities (including $1,795 and $2,286 at fair value, respectively)	12,193	12,812
Total liabilities	478,205	467,497
Shareholders’ Equity
Preferred stock	5,907	5,907
Common stock, $5 par value	6,396	6,580
Additional paid-in capital	34,278	35,628
Retained earnings	25,438	23,777
AOCI, net of deferred income taxes	(6,373)	(8,213)
Total shareholders’ equity	65,646	63,679
Total liabilities and shareholders’ equity	$543,851	$531,176
Common shares outstanding	1,279,246	1,315,936
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	216	216
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans and leases	$4,816	$4,852	$13,966	$14,596
Interest on securities	941	869	2,877	2,512
Interest on other earning assets	529	631	1,585	1,779
Total interest income	6,286	6,352	18,428	18,887
Interest Expense
Interest on deposits	1,835	2,014	5,415	5,994
Interest on long-term debt	523	454	1,363	1,382
Interest on other borrowings	299	282	927	1,010
Total interest expense	2,657	2,750	7,705	8,386
Net Interest Income	3,629	3,602	10,723	10,501
Provision for credit losses	436	448	1,382	1,399
Net Interest Income After Provision for Credit Losses	3,193	3,154	9,341	9,102
Noninterest Income
Wealth management income	374	350	1,066	1,067
Investment banking and trading income	323	332	801	941
Card and payment related fees	225	222	677	676
Service charges on deposits	240	221	697	678
Mortgage banking income	118	106	333	315
Lending related fees	103	88	297	273
Operating lease income	45	49	145	158
Securities gains (losses)	—	—	(19)	(6,650)
Other income	130	115	353	259
Total noninterest income	1,558	1,483	4,350	(2,283)
Noninterest Expense
Personnel expense	1,726	1,628	4,966	4,919
Professional fees and outside processing	346	336	1,083	922
Software expense	233	222	694	664
Net occupancy expense	182	157	524	477
Equipment expense	90	84	261	261
Amortization of intangibles	72	84	220	261
Marketing and customer development	79	75	236	194
Operating lease depreciation	31	34	99	108
Regulatory costs	32	51	156	288
Restructuring charges	27	25	93	109
Other expense	196	231	574	771
Total noninterest expense	3,014	2,927	8,906	8,974
Earnings
Income (loss) before income taxes	1,737	1,710	4,785	(2,155)
Provision (benefit) for income taxes	285	271	832	(821)
Net income (loss) from continuing operations	1,452	1,439	3,953	(1,334)
Net income from discontinued operations	—	3	—	4,898
Net income	1,452	1,442	3,953	3,564
Noncontrolling interests from discontinued operations	—	—	—	22
Preferred stock dividends and other	104	106	268	289
Net income available to common shareholders	$1,348	$1,336	$3,685	$3,253
Basic EPS from continuing operations	$1.05	$1.00	$2.85	$(1.21)
Basic EPS	1.05	1.00	2.85	2.44
Diluted EPS from continuing operations	1.04	0.99	2.82	(1.21)
Diluted EPS	1.04	0.99	2.82	2.44
Basic weighted average shares outstanding	1,280,571	1,334,212	1,293,341	1,335,812
Diluted weighted average shares outstanding	1,296,666	1,349,129	1,308,676	1,335,812

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,452	$1,442	$3,953	$3,564
OCI, net of tax:
Net change in net pension and postretirement costs	(46)	(14)	(39)	21
Net change in cash flow hedges	30	508	734	280
Net change in AFS securities	480	1,067	974	5,155
Net change in HTM securities	56	59	165	167
Other, net	—	1	6	—
Total OCI, net of tax	520	1,621	1,840	5,623
Total comprehensive income	$1,972	$3,063	$5,793	$9,187
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(14)	$(4)	$(14)	$7
Net change in cash flow hedges	9	157	226	87
Net change in AFS securities	152	330	291	1,592
Net change in HTM securities	17	18	44	51
Total income taxes related to OCI	$164	$501	$547	$1,737

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, July 1, 2024	1,338,223	$6,673	$6,691	$36,364	$22,603	$(8,504)	$—	$63,827
Net income	—	—	—	—	1,442	—	—	1,442
OCI	—	—	—	—	—	1,621	—	1,621
Issued in connection with equity awards, net	983	—	5	29	(3)	—	—	31
Repurchase of common stock, including excise tax	(11,685)	—	(58)	(445)	—	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(695)	—	—	(695)
Cash dividends declared on preferred stock	—	—	—	—	(106)	—	—	(106)
Equity-based compensation expense	—	—	—	71	—	—	—	71
Sale of remaining stake in TIH	—	—	—	—	—	—	7	7
Other, net	—	—	—	1	7	—	(7)	1
Balance, September 30, 2024	1,327,521	$6,673	$6,638	$36,020	$23,248	$(6,883)	$—	$65,696
Balance, July 1, 2025	1,289,435	$5,907	$6,447	$34,620	$24,759	$(6,893)	$—	$64,840
Net income	—	—	—	—	1,452	—	—	1,452
OCI	—	—	—	—	—	520	—	520
Issued in connection with equity awards, net	910	—	5	29	(4)	—	—	30
Repurchase of common stock, including excise tax	(11,099)	—	(56)	(449)	—	—	—	(505)
Cash dividends declared on common stock	—	—	—	—	(665)	—	—	(665)
Cash dividends declared on preferred stock	—	—	—	—	(104)	—	—	(104)
Equity-based compensation expense	—	—	—	78	—	—	—	78
Balance, September 30, 2025	1,279,246	$5,907	$6,396	$34,278	$25,438	$(6,373)	$—	$65,646
Balance, January 1, 2024	1,333,743	$6,673	$6,669	$36,177	$22,088	$(12,506)	$152	$59,253
Net income	—	—	—	—	3,542	—	22	3,564
OCI	—	—	—	—	—	5,623	—	5,623
Issued in connection with equity awards, net	5,463	—	27	(26)	(8)	—	—	(7)
Repurchase of common stock, including excise tax	(11,685)	—	(58)	(445)	—	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(2,085)	—	—	(2,085)
Cash dividends declared on preferred stock	—	—	—	—	(289)	—	—	(289)
Equity-based compensation expense	—	—	—	237	—	—	—	237
Sale of remaining stake in TIH	—	—	—	—	—	—	(190)	(190)
Other, net	—	—	—	77	—	—	16	93
Balance, September 30, 2024	1,327,521	$6,673	$6,638	$36,020	$23,248	$(6,883)	$—	$65,696
Balance, January 1, 2025	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$—	$63,679
Net income	—	—	—	—	3,953	—	—	3,953
OCI	—	—	—	—	—	1,840	—	1,840
Issued in connection with equity awards, net	5,873	—	29	(54)	(10)	—	—	(35)
Repurchase of common stock, including excise tax	(42,563)	—	(213)	(1,552)	—	—	—	(1,765)
Cash dividends declared on common stock	—	—	—	—	(2,014)	—	—	(2,014)
Cash dividends declared on preferred stock	—	—	—	—	(268)	—	—	(268)
Equity-based compensation expense	—	—	—	256	—	—	—	256
Balance, September 30, 2025	1,279,246	$5,907	$6,396	$34,278	$25,438	$(6,373)	$—	$65,646

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$3,953	$3,564
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,382	1,399
Depreciation	414	460
Amortization of intangibles	220	282
Securities (gains) losses	19	6,650
Gain on sale of TIH, net of tax	—	(4,830)
Net change in operating assets and liabilities:
LHFS	(578)	(176)
Pension asset	(169)	(144)
Derivative assets and liabilities	(1,130)	(1,463)
Trading assets	(631)	(877)
Other assets and other liabilities	(610)	(4,110)
Other, net	287	634
Net cash from operating activities	3,157	1,389
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,113	27,611
Proceeds from maturities, calls and paydowns of AFS securities	12,123	11,131
Purchases of AFS securities	(9,350)	(35,323)
Proceeds from maturities, calls and paydowns of HTM securities	2,841	2,844
Originations of loans and leases, net of principal collected	(18,194)	7,380
Purchases of loans and leases	(818)	(49)
Sales of loans and leases	439	498
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(431)	(595)
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	—	12,164
Other, net	(694)	897
Net cash from investing activities	(12,971)	26,558
Cash Flows From Financing Activities:
Net change in deposits	4,383	(9,629)
Net change in short-term borrowings	199	(3,973)
Proceeds from issuance of long-term debt	50,907	14,375
Repayment of long-term debt	(44,501)	(16,748)
Repurchase of common stock	(1,750)	(500)
Cash dividends paid on common stock	(2,014)	(2,085)
Cash dividends paid on preferred stock	(268)	(289)
Other, net	(58)	(102)
Net cash from financing activities	6,898	(18,951)
Net Change in Cash and Cash Equivalents	(2,916)	8,996
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	39,768	30,644
Cash and Cash Equivalents of Continuing and Discontinued Operations, September 30	$36,852	$39,640
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$7,568	$8,664
Income taxes	196	762
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

Changes in Accounting Principles and Effects of New Accounting Standards

The following table provides a summary of significant accounting standards not yet adopted:

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Improvements to Income Tax Disclosures / December 31, 2025	Improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures and has aggregated newly required information in the format required. Truist does not expect that the implementation of this disclosure-only standard will have a material impact on its financial statements.
Expense Disaggregation Disclosures / December 31, 2027	Introduces new requirements to disclose more detailed information about certain types of expenses not already presented in separate expense captions in the consolidated statements of income, including employee compensation, depreciation, intangible asset amortization, and selling expenses. Banks that present a caption for salaries and benefits under SEC rules would be permitted to retain their current definition. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.
Internal-Use Software January 1, 2028	Eliminates references to prescriptive and sequential software development stages and requires eligible cost capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating probable-to-complete, requires consideration of any significant development uncertainty. Permits a prospective, a modified transition for in-process projects, or a retrospective transition approach.	Truist is evaluating the impact of this standard on its financial statements.

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

The following presents operating results of TIH classified as discontinued operations:

(Dollars in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest Income
Interest on other earning assets	$—	$31
Total interest income	—	31
Noninterest income
Insurance income	—	1,319
Other income	—	9
Total noninterest income	—	1,328
Noninterest expense
Personnel expense	—	885
Professional fees and outside processing	10	95
Software expense	—	25
Net occupancy expense	—	20
Equipment expense	—	11
Amortization of intangibles	—	21
Marketing and customer development	—	15
Restructuring charges	—	82
Other expense	5	89
Total noninterest expense	15	1,243
Earnings
Gain on sale of TIH	36	6,939
Income before income taxes from discontinued operations	21	7,055
Provision for income taxes	18	2,157
Net income from discontinued operations	3	4,898
Noncontrolling interests	—	22
Net income from discontinued operations attributable to controlling interest	$3	$4,876

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

(Dollars in millions)	Nine Months Ended September 30, 2024
Net cash from operating activities	$64
Net cash from investing activities	12,099
Net cash from financing activities	(41)

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

	September 30, 2025			December 31, 2024
(Dollars in millions)	Amount in Consolidated Balance Sheets(1)	Received/Pledged Financial Instruments(2)	Net Amount	Amount in Consolidated Balance Sheets(1)	Received/Pledged Financial Instruments(2)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,185	$(1,178)	$7	$1,322	$(1,313)	$9
Securities borrowed	1,796	(1,748)	48	1,228	(1,192)	36
Total securities borrowed or purchased under agreements to resell	$2,981	$(2,926)	$55	$2,550	$(2,505)	$45
Liabilities:
Securities sold under agreements to repurchase	$(8,050)	$8,050	$—	$(9,675)	$9,675	$—
(1)There were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting for the periods presented.
(2)The fair value of received/pledged financial instruments is limited to the carrying amount of the associated asset or liability. The fair value of collateral received that was permitted to be resold or repledged was $2.9 billion as of September 30, 2025 and $2.5 billion as of December 31, 2024. Of the fair value of collateral permitted to be resold or repledged, the fair value of securities repledged or resold was $2.1 billion as of September 30, 2025 and $1.6 billion as of December 31, 2024.

The following table presents additional information related to the Company’s securities sold under agreements to repurchase, by collateral type and remaining contractual maturity:

	September 30, 2025			December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$—	$500	$500	$—	$2,445	$300	$2,745
State and Municipal	100	—	100	350	100	—	450
Agency MBS – residential	—	6,700	6,700	—	5,750	—	5,750
Corporate and other debt securities	425	325	750	450	280	—	730
Total securities sold under agreements to repurchase	$525	$7,525	$8,050	$800	$8,575	$300	$9,675

Truist Financial Corporation 11

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

September 30, 2025 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$13,034	$99	$(20)	$79	$13,113
GSE	463	4	(26)	(22)	441
Agency MBS – residential	52,795	228	(4,286)	(4,058)	48,737
Agency MBS – commercial	3,448	10	(590)	(580)	2,868
States and political subdivisions	349	13	(13)	—	349
Other	14	—	—	—	14
Total AFS securities, excluding portfolio level basis adjustments	70,103	354	(4,935)	(4,581)	65,522
Portfolio level basis adjustments(1)	138			(138)	—
Total AFS securities	$70,241	$354	$(4,935)	$(4,719)	$65,522
HTM securities:
Agency MBS – residential	$48,022	$—	$(8,355)	$(8,355)	$39,667

December 31, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$14,279	$156	$(24)	$132	$14,411
GSE	441	1	(39)	(38)	403
Agency MBS – residential	55,769	6	(5,816)	(5,810)	49,959
Agency MBS – commercial	2,938	—	(645)	(645)	2,293
States and political subdivisions	390	11	(19)	(8)	382
Other	16	—	—	—	16
Total AFS securities, excluding portfolio level basis adjustments	73,833	174	(6,543)	(6,369)	67,464
Portfolio level basis adjustments(1)	(385)			385	—
Total AFS securities	$73,448	$174	$(6,543)	$(5,984)	$67,464
HTM securities:
Agency MBS – residential	$50,640	$—	$(10,354)	$(10,354)	$40,286
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 16. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	September 30, 2025
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$28,620	$24,832
FHLMC	28,747	24,800

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

12 Truist Financial Corporation

	Amortized Cost					Fair Value
September 30, 2025 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,475	$7,390	$430	$739	$13,034	$4,497	$7,461	$429	$726	$13,113
GSE	—	—	1	462	463	—	—	1	440	441
Agency MBS – residential	—	—	40	52,755	52,795	—	—	39	48,698	48,737
Agency MBS – commercial	—	364	255	2,829	3,448	—	368	256	2,244	2,868
States and political subdivisions	1	72	164	112	349	1	76	165	107	349
Other	—	7	7	—	14	—	7	7	—	14
Total AFS securities	$4,476	$7,833	$897	$56,897	$70,103	$4,498	$7,912	$897	$52,215	$65,522
HTM securities:
Agency MBS – residential	$—	$—	$—	$48,022	$48,022	$—	$—	$—	$39,667	$39,667

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2025 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,412	$(11)	$227	$(9)	$2,639	$(20)
GSE	48	(1)	225	(25)	273	(26)
Agency MBS – residential	3,932	(14)	25,533	(4,272)	29,465	(4,286)
Agency MBS – commercial	44	—	2,113	(590)	2,157	(590)
States and political subdivisions	178	(13)	31	—	209	(13)
Other	7	—	7	—	14	—
Total	$6,621	$(39)	$28,136	$(4,896)	$34,757	$(4,935)
HTM securities:
Agency MBS – residential	$—	$—	$39,667	$(8,355)	$39,667	$(8,355)

	Less than 12 months		12 months or more		Total
December 31, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$1,579	$(6)	$352	$(18)	$1,931	$(24)
GSE	146	(4)	230	(35)	376	(39)
Agency MBS – residential	20,546	(322)	26,788	(5,494)	47,334	(5,816)
Agency MBS – commercial	105	(1)	2,111	(644)	2,216	(645)
States and political subdivisions	20	(1)	202	(18)	222	(19)
Other	—	—	7	—	7	—
Total	$22,396	$(334)	$29,690	$(6,209)	$52,086	$(6,543)
HTM securities:
Agency MBS – residential	$—	$—	$40,286	$(10,354)	$40,286	$(10,354)

At September 30, 2025 and December 31, 2024, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gains	$—	$—	$2	$—
Gross realized losses(1)	—	—	(21)	(6,650)
Securities gains (losses), net	$—	$—	$(19)	$(6,650)
(1)Includes $485 million pre-tax gain on terminated hedges for the nine months ended September 30, 2024.
Truist Financial Corporation 13

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
September 30, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$162,731	$73	$3	$800	$163,607
CRE	22,310	6	—	98	22,414
Commercial construction	7,980	5	—	42	8,027
Consumer:
Residential mortgage	56,277	671	479	196	57,623
Home equity	9,455	54	6	103	9,618
Indirect auto	24,623	620	—	247	25,490
Other consumer	31,736	241	27	66	32,070
Credit card	4,747	73	69	—	4,889
Total	$319,859	$1,743	$584	$1,552	$323,738
(1)Includes government guaranteed loans of $438 million in the residential mortgage portfolio.

	Accruing
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$154,140	$168	$19	$521	$154,848
CRE	20,004	60	1	298	20,363
Commercial construction	8,514	3	—	3	8,520
Consumer:
Residential mortgage	54,233	719	481	166	55,599
Home equity	9,457	60	9	116	9,642
Indirect auto	22,208	622	—	259	23,089
Other consumer	29,070	236	23	66	29,395
Credit card	4,792	81	54	—	4,927
Total	$302,418	$1,949	$587	$1,429	$306,383
(1)Includes government guaranteed loans of $430 million in the residential mortgage portfolio.

14 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

September 30, 2025 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2025	2024	2023	2022	2021	Prior				Total
Commercial:
Commercial and industrial:
Pass	$32,243	$15,160	$9,540	$15,285	$8,507	$15,883	$60,914	$—	$(214)	$157,318
Special mention	279	204	93	192	306	161	853	—	—	2,088
Substandard	249	466	435	482	203	367	1,199	—	—	3,401
Nonperforming	14	87	60	96	13	42	488	—	—	800
Total	32,785	15,917	10,128	16,055	9,029	16,453	63,454	—	(214)	163,607
Gross charge-offs	22	49	39	14	11	8	177	—	—	320
CRE:
Pass	5,881	1,411	1,781	3,241	1,885	3,856	1,351	—	(69)	19,337
Special mention	3	27	44	162	232	142	28	—	—	638
Substandard	186	194	378	804	151	498	130	—	—	2,341
Nonperforming	5	—	14	18	7	54	—	—	—	98
Total	6,075	1,632	2,217	4,225	2,275	4,550	1,509	—	(69)	22,414
Gross charge-offs	4	42	15	8	—	64	—	—	—	133
Commercial construction:
Pass	798	775	1,240	818	132	23	1,795	—	—	5,581
Special mention	55	—	63	356	182	5	91	—	—	752
Substandard	113	262	283	924	69	—	1	—	—	1,652
Nonperforming	—	—	—	—	—	—	42	—	—	42
Total	966	1,037	1,586	2,098	383	28	1,929	—	—	8,027
Consumer:
Residential mortgage:
Current	5,091	4,268	2,559	12,028	14,733	17,598	—	—	—	56,277
30 - 89 days past due	16	14	29	66	66	480	—	—	—	671
90 days or more past due	—	26	71	54	30	298	—	—	—	479
Nonperforming	—	2	6	33	33	122	—	—	—	196
Total	5,107	4,310	2,665	12,181	14,862	18,498	—	—	—	57,623
Gross charge-offs	—	—	1	1	—	1	—	—	—	3
Home equity:
Current	—	—	—	—	—	—	6,410	3,045	—	9,455
30 - 89 days past due	—	—	—	—	—	—	39	15	—	54
90 days or more past due	—	—	—	—	—	—	4	2	—	6
Nonperforming	—	—	—	—	—	—	35	68	—	103
Total	—	—	—	—	—	—	6,488	3,130	—	9,618
Gross charge-offs	—	—	—	—	—	—	7	1	—	8
Indirect auto:
Current	9,588	6,501	2,209	3,595	1,736	1,001	—	—	(7)	24,623
30 - 89 days past due	70	124	105	140	83	98	—	—	—	620
Nonperforming	13	45	44	65	40	40	—	—	—	247
Total	9,671	6,670	2,358	3,800	1,859	1,139	—	—	(7)	25,490
Gross charge-offs	9	69	92	124	56	81	—	—	—	431
Other consumer:
Current	10,382	6,773	4,438	3,785	1,632	1,964	2,730	28	4	31,736
30 - 89 days past due	40	51	63	42	17	19	6	3	—	241
90 days or more past due	3	8	8	4	—	1	2	1	—	27
Nonperforming	8	12	14	12	9	11	—	—	—	66
Total	10,433	6,844	4,523	3,843	1,658	1,995	2,738	32	4	32,070
Gross charge-offs	49	102	121	85	38	41	19	—	—	455
Credit card:
Current	—	—	—	—	—	—	4,715	32	—	4,747
30 - 89 days past due	—	—	—	—	—	—	68	5	—	73
90 days or more past due	—	—	—	—	—	—	65	4	—	69
Total	—	—	—	—	—	—	4,848	41	—	4,889
Gross charge-offs	—	—	—	—	—	—	183	10	—	193
Total	$65,037	$36,410	$23,477	$42,202	$30,066	$42,663	$80,966	$3,203	$(286)	$323,738
Gross charge-offs	$84	$262	$268	$232	$105	$195	$386	$11	$—	$1,543

Truist Financial Corporation 15

December 31, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$22,675	$14,595	$20,976	$11,449	$6,607	$13,087	$58,790	$—	$(199)	$147,980
Special mention	460	302	377	407	80	254	830	—	—	2,710
Substandard	481	608	618	234	180	484	1,032	—	—	3,637
Nonperforming	28	98	64	31	11	60	229	—	—	521
Total	23,644	15,603	22,035	12,121	6,878	13,885	60,881	—	(199)	154,848
Gross charge-offs	33	126	66	14	6	42	108	—	—	395
CRE:
Pass	1,704	2,696	3,788	1,955	1,557	3,649	1,794	—	(64)	17,079
Special mention	262	65	331	197	52	29	91	—	—	1,027
Substandard	252	207	374	356	157	499	114	—	—	1,959
Nonperforming	7	134	52	7	34	64	—	—	—	298
Total	2,225	3,102	4,545	2,515	1,800	4,241	1,999	—	(64)	20,363
Gross charge-offs	14	48	111	1	32	110	—	—	—	316
Commercial construction:
Pass	721	1,603	1,521	516	37	71	1,461	—	—	5,930
Special mention	100	106	701	158	70	95	79	—	—	1,309
Substandard	54	95	752	308	—	—	69	—	—	1,278
Nonperforming	2	—	1	—	—	—	—	—	—	3
Total	877	1,804	2,975	982	107	166	1,609	—	—	8,520
Consumer:
Residential mortgage:
Current	4,174	2,754	12,743	15,471	5,298	13,793	—	—	—	54,233
30 - 89 days past due	21	30	69	70	49	480	—	—	—	719
90 or more days past due	7	53	44	31	34	312	—	—	—	481
Nonperforming	—	4	22	26	7	107	—	—	—	166
Total	4,202	2,841	12,878	15,598	5,388	14,692	—	—	—	55,599
Gross charge-offs	—	—	—	—	—	3	—	—	—	3
Home equity:
Current	—	—	—	—	—	—	6,135	3,322	—	9,457
30 - 89 days past due	—	—	—	—	—	—	42	18	—	60
90 days or more past due	—	—	—	—	—	—	6	3	—	9
Nonperforming	—	—	—	—	—	—	39	77	—	116
Total	—	—	—	—	—	—	6,222	3,420	—	9,642
Gross charge-offs	—	—	—	—	—	—	9	—	—	9
Indirect auto:
Current	8,904	3,130	5,279	2,814	1,299	791	—	—	(9)	22,208
30 - 89 days past due	80	113	177	110	58	84	—	—	—	622
Nonperforming	17	49	78	53	28	34	—	—	—	259
Total	9,001	3,292	5,534	2,977	1,385	909	—	—	(9)	23,089
Gross charge-offs	23	120	216	98	47	87	—	—	—	591
Other consumer:
Current	9,945	6,285	5,172	2,340	1,198	1,498	2,608	21	3	29,070
30 - 89 days past due	44	71	63	25	12	14	6	1	—	236
90 days or more past due	5	10	5	1	—	—	2	—	—	23
Nonperforming	5	18	16	12	5	10	—	—	—	66
Total	9,999	6,384	5,256	2,378	1,215	1,522	2,616	22	3	29,395
Gross charge-offs	90	193	159	70	35	31	28	—	—	606
Credit card:
Current	—	—	—	—	—	—	4,778	14	—	4,792
30 - 89 days past due	—	—	—	—	—	—	80	1	—	81
90 days or more past due	—	—	—	—	—	—	53	1	—	54
Total	—	—	—	—	—	—	4,911	16	—	4,927
Gross charge-offs	—	—	—	—	—	—	287	9	—	296
Total	$49,948	$33,026	$53,223	$36,571	$16,773	$35,415	$78,238	$3,458	$(269)	$306,383
Gross charge-offs	$160	$487	$552	$183	$120	$273	$432	$9	$—	$2,216
(1)Includes certain deferred fees and costs and other adjustments.

16 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2024
Commercial:
Commercial and industrial	$1,338	$(96)	$26	$49	$—	$1,317
CRE	661	(65)	5	55	—	656
Commercial construction	206	—	1	9	—	216
Consumer:
Residential mortgage	205	—	1	(10)	—	196
Home equity	88	(1)	4	(4)	—	87
Indirect auto	945	(143)	38	122	—	962
Other Consumer	958	(152)	26	154	—	986
Credit card	407	(71)	9	77	—	422
ALLL	4,808	(528)	110	452	—	4,842
RUFC	302	—	—	(4)	—	298
ACL	$5,110	$(528)	$110	$448	$—	$5,140

(Dollars in millions)	Balance at Jul 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2025
Commercial:
Commercial and industrial	$1,309	$(98)	$20	$105	$—	$1,336
CRE	563	(25)	2	(35)	—	505
Commercial construction	259	—	—	1	—	260
Consumer:
Residential mortgage	220	(1)	2	—	—	221
Home equity	92	(2)	5	(6)	—	89
Indirect auto	990	(150)	25	155	—	1,020
Other consumer	1,051	(155)	31	204	1	1,132
Credit card	415	(49)	10	49	—	425
ALLL	4,899	(480)	95	473	1	4,988
RUFC	354	—	—	(37)	—	317
ACL	$5,253	$(480)	$95	$436	$1	$5,305

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2024
Commercial:
Commercial and industrial	$1,404	$(276)	$72	$117	$—	$1,317
CRE	616	(265)	17	288	—	656
Commercial construction	174	—	2	40	—	216
Consumer:
Residential mortgage	298	(2)	4	(104)	—	196
Home equity	89	(7)	13	(8)	—	87
Indirect auto	942	(433)	96	357	—	962
Other consumer	890	(458)	82	472	—	986
Credit card	385	(222)	27	232	—	422
ALLL	4,798	(1,663)	313	1,394	—	4,842
RUFC	295	—	—	5	(2)	298
ACL	$5,093	$(1,663)	$313	$1,399	$(2)	$5,140

Truist Financial Corporation 17

(Dollars in millions)	Balance at Jan 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Sep 30, 2025
Commercial:
Commercial and industrial	$1,284	$(320)	$75	$301	$(4)	$1,336
CRE	643	(133)	12	(17)	—	505
Commercial construction	257	—	1	2	—	260
Consumer:
Residential mortgage	204	(3)	4	16	—	221
Home equity	89	(8)	13	(5)	—	89
Indirect auto	955	(431)	78	418	—	1,020
Other consumer	994	(455)	92	500	1	1,132
Credit card	431	(193)	33	154	—	425
ALLL	4,857	(1,543)	308	1,369	(3)	4,988
RUFC	304	—	—	13	—	317
ACL	$5,161	$(1,543)	$308	$1,382	$(3)	$5,305
(1)Includes the amounts for the ALLL for PCD acquisitions and other activity.

The commercial ALLL decreased $30 million, and the consumer and credit card ALLL increased $119 million, in the three months ended September 30, 2025. The decrease in the commercial ALLL primarily reflects a decrease in reserves related to the CRE portfolio that was partially offset by loan growth. The increase in the consumer and credit card ALLL was primarily driven by loan growth in the indirect auto and other consumer portfolios and a modest increase to the reserve rate related to the other consumer portfolio. The commercial ALLL decreased $83 million, and the consumer and credit card ALLL increased $214 million, in the nine months ended September 30, 2025. The driving factors of these year-to-date changes are consistent with those described above and are additionally driven by loan growth in the mortgage portfolio.

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

The overall economic forecast incorporates a third-party baseline forecast adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the September 30, 2025 ACL, unchanged since December 31, 2024. While the scenario weightings were unchanged, the macroeconomic forecasts are dynamic and evolve with current and expected economic conditions. Risks, including tariff and inflation-related uncertainty not fully captured by the quantitative models and scenario weightings, are incrementally reflected in the qualitative component. The economic outlook was relatively stable compared to the prior quarter and continues to reflect risks related to the potential impacts of tariffs and increases to inflation. The economic forecasts shaping the quantitative model outcomes of the ACL estimate as of September 30, 2025 included low single-digit GDP growth and a mid-to-high single-digit unemployment rate.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s judgment related to expected future credit losses, will continue to be an important component of the ACL for the foreseeable future. The September 30, 2025 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
18 Truist Financial Corporation

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	September 30, 2025		December 31, 2024
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$30	$770	$52	$469
CRE	14	84	32	266
Commercial construction	41	1	—	3
Consumer:
Residential mortgage	4	192	1	165
Home equity	1	102	1	115
Indirect auto	—	247	23	236
Other consumer	—	66	—	66
Total	$90	$1,462	$109	$1,320

The following table presents a summary of NPAs and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Nonperforming loans and leases HFI	$1,552	$1,429
Nonperforming LHFS	19	—
Foreclosed real estate	4	3
Other foreclosed property	54	45
Total NPAs	$1,629	$1,477
Residential mortgage loans in the process of foreclosure	$184	$169

Truist Financial Corporation 19

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

Three Months Ended September 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$307	$13	$—	$—	$—	$—	$15	$335	0.20%
CRE	60	—	—	—	—	—	—	60	0.27
Commercial construction	237	—	—	—	—	—	—	237	2.95
Consumer:			—
Residential mortgage	—	27	—	31	50	89	28	225	0.39
Home equity	—	—	—	—	—	—	1	1	0.01
Indirect auto	—	15	—	—	591	—	8	614	2.41
Other consumer	—	10	—	—	—	—	—	10	0.03
Credit card	—	—	8	—	—	—	—	8	0.16
Total	$604	$65	$8	$31	$641	$89	$52	$1,490	0.46

Nine Months Ended September 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$822	$13	$—	$—	$47	$—	$34	$916	0.56%
CRE	488	—	—	—	—	—	—	488	2.18
Commercial construction	266	—	—	—	—	—	—	266	3.31
Consumer:
Residential mortgage	—	59	—	90	88	233	63	533	0.92
Home equity	—	—	—	—	—	—	4	4	0.04
Indirect auto	—	31	1	—	1,215	—	23	1,270	4.98
Other consumer	—	29	—	—	1	—	2	32	0.10
Credit card	—	—	23	—	—	—	—	23	0.47
Total	$1,576	$132	$24	$90	$1,351	$233	$126	$3,532	1.09

Three Months Ended September 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$272	$—	$12	$—	$—	$—	$73	$357	0.23%
CRE	87	—	—	—	—	—	—	87	0.42
Commercial construction	42	—	—	—	—	—	—	42	0.53
Consumer:
Residential mortgage	—	20	—	16	25	70	15	146	0.27
Home equity	—	1	—	—	—	—	1	2	0.02
Indirect auto	—	10	—	—	632	—	7	649	2.88
Other consumer	—	10	—	—	—	—	1	11	0.04
Credit card	—	—	8	—	—	—	—	8	0.17
Total	$401	$41	$20	$16	$657	$70	$97	$1,302	0.43

Nine Months Ended September 30, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$517	$—	$12	$—	$2	$—	$140	$671	0.44%
CRE	248	—	—	—	—	—	13	261	1.25
Commercial construction	47	—	—	—	—	—	—	47	0.59
Consumer:
Residential mortgage	—	60	—	42	41	176	39	358	0.66
Home equity	—	2	—	—	2	—	6	10	0.10
Indirect auto	—	22	—	—	1,230	—	21	1,273	5.66
Other consumer	—	28	1	—	1	—	3	33	0.11
Credit card	—	—	28	—	—	—	—	28	0.58
Total	$812	$112	$41	$42	$1,276	$176	$222	$2,681	0.88
20 Truist Financial Corporation

Three Months Ended September 30, 2025
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 8 months and decreased the interest rate by 0.14%.
CRE	Extended the term by 9 months and no net change to the interest rate.
Commercial construction	Extended the term by 13 months and increased the interest rate by 0.2%.
Term Extensions
Commercial and industrial	Extended the term by 35 months.
Residential mortgage	Extended the term by 99 months.
Indirect auto	Extended the term by 29 months.
Other consumer	Extended the term by 36 months.
Interest Rate Adjustments
Credit card	Decreased the interest rate by 18%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Residential mortgage	Provided 209 days of payment deferral.
Indirect auto	Provided 256 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 87 months.

Nine Months Ended September 30, 2025
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 10 months and increased the interest rate by 0.18%.
CRE	Extended the term by 15 months and increased the interest rate by 0.13%.
Commercial construction	Extended the term by 13 months and increased the interest rate by 0.18%.
Term Extensions
Commercial and industrial	Extended the term by 35 months.
Residential mortgage	Extended the term by 104 months.
Indirect auto	Extended the term by 28 months.
Other consumer	Extended the term by 31 months.
Interest Rate Adjustments
Indirect auto	Decreased the interest rate by 6%.
Credit card	Decreased the interest rate by 17%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 180 days of payment deferral.
Residential mortgage	Provided 215 days of payment deferral.
Indirect auto	Provided 251 days of payment deferral.
Other consumer	Provided 162 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 93 months.

Truist Financial Corporation 21

Three Months Ended September 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 9 months and increased the interest rate by 0.6%.
CRE	Extended the term by 10 months and increased the interest rate by 0.7%.
Commercial construction	Extended the term by 35 months and increased the interest rate by 0.2%.
Term Extensions
Residential mortgage	Extended the term by 92 months.
Home equity	Extended the term by 197 months.
Indirect auto	Extended the term by 28 months.
Other Consumer	Extended the term by 23 months.
Interest Rate Adjustments
Commercial and industrial	Increased the interest rate by 1%.
Credit card	Decreased the interest rate by 19%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Residential mortgage	Provided 240 days of payment deferral.
Indirect auto	Provided 214 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 84 months.

Nine Months Ended September 30, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 18 months and increased the interest rate by 0.4%.
CRE	Extended the term by 8 months and increased the interest rate by 0.4%.
Commercial construction	Extended the term by 32 months and increased the interest rate by 0.2%.
Term Extensions
Residential mortgage	Extended the term by 103 months.
Home equity	Extended the term by 174 months.
Indirect auto	Extended the term by 27 months.
Other consumer	Extended the term by 24 months.
Interest Rate Adjustments
Commercial and industrial	Increased the interest rate by 1%.
Other consumer	Decreased the interest rate by 2%.
Credit card	Decreased the interest rate by 19%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 97 days of payment deferral.
Residential mortgage	Provided 223 days of payment deferral.
Home equity	Provided 179 days of payment deferral
Indirect auto	Provided 199 days of payment deferral.
Other consumer	Provided 157 days of payment deferral
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 84 months.

The tables above exclude trial modifications totaling $72 million and $46 million as of September 30, 2025 and 2024, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of September 30, 2025 and December 31, 2024, Truist had $584 million and $336 million, respectively, in unfunded lending commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding September 30, 2025 and December 31, 2024, respectively.

22 Truist Financial Corporation

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

	Payment Status
September 30, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$930	$2	$46	$978
CRE	562	1	—	563
Commercial construction	294	—	—	294
Consumer:
Residential mortgage	366	119	157	642
Home equity	5	—	—	5
Indirect auto	994	232	71	1,297
Other consumer	31	2	1	34
Credit card	17	4	3	24
Total	$3,199	$360	$278	$3,837
Total nonaccrual loans included above	$231	$41	$171	$443

	Payment Status
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$974	$44	$18	$1,036
CRE	313	7	3	323
Commercial construction	79	—	—	79
Consumer:
Residential mortgage	279	95	102	476
Home equity	9	—	—	9
Indirect auto	1,025	213	35	1,273
Other consumer	32	3	1	36
Credit card	20	3	2	25
Total	$2,731	$365	$161	$3,257
Total nonaccrual loans included above	$232	$78	$91	$401

Truist Financial Corporation 23

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

September 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$46	$—	$—	$—	$—	$—	$—	$46
CRE	—	—	—	—	—	—	—	—
Consumer:
Residential mortgage	—	11	—	3	90	44	9	157
Indirect auto	—	1	—	—	67	—	3	71
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$46	$13	$3	$3	$157	$44	$12	$278

December 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$18	$—	$—	$—	$—	$—	$—	$18
CRE	3	—	—	—	—	—	—	3
Consumer:
Residential mortgage	—	13	—	6	44	33	6	102
Indirect auto	—	1	—	—	32	—	2	35
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	2	—	—	—	—	2
Total	$21	$15	$2	$6	$76	$33	$8	$161

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Unearned income, discounts, and net deferred loan fees and costs	$522	$595

24 Truist Financial Corporation

NOTE 6. Goodwill and Other Intangible Assets

The Company monitored events and circumstances during the period from January 1, 2025 to September 30, 2025, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative impairment test, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of September 30, 2025. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2025.

The Company most recently performed its annual goodwill impairment test for its CSBB, WB, and Wealth reporting units as of October 1, 2024. Based on the results of the quantitative analyses, the Company concluded that the fair values of the CSBB, WB, and Wealth reporting units exceeded their respective carrying values; therefore, there was no goodwill impairment. However, for the WB reporting unit, the fair value of the reporting unit exceeded its carrying value by approximately 10%, indicating that the goodwill of the WB reporting unit may remain at risk of impairment. The fair values of the CSBB, WB, and Wealth reporting units were estimated using the income approach and a market-based approach, each weighted 50%.

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

(Dollars in millions)	CSBB	WB	Total
Goodwill, January 1, 2024	$13,503	$3,653	$17,156
Segment realignment	(1,498)	1,498	—
Divestitures	—	(32)	(32)
Adjustments and other	—	1	1
Goodwill, December 31, 2024	12,005	5,120	17,125
Goodwill, September 30, 2025	$12,005	$5,120	$17,125

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,243	$(1,755)	$488	$2,453	$(1,837)	$616
Other, primarily client relationship intangibles	1,462	(622)	840	1,458	(524)	934
Total	$3,705	$(2,377)	$1,328	$3,911	$(2,361)	$1,550

Truist Financial Corporation 25

NOTE 7. Loan Servicing

The Company acquires servicing rights and retains servicing rights related to certain of its sales or securitizations of residential mortgages, commercial mortgages, and other consumer loans. Servicing rights are capitalized by the Company as Loan servicing rights on the Consolidated Balance Sheets. Income earned by the Company on its loan servicing rights is derived primarily from contractually specified servicing fees, late fees, net of curtailment costs, and other ancillary fees.

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
UPB of residential mortgage loan servicing portfolio	$279,670	$273,412
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	221,274	218,475
Mortgage loans sold with recourse	139	146
Maximum recourse exposure from mortgage loans sold with recourse liability	90	91
Indemnification, recourse, and repurchase reserves	18	44

As of / For the Nine Months Ended September 30, (Dollars in millions)	2025	2024
UPB of residential mortgage loans sold from LHFS	$7,937	$7,758
Pre-tax gains recognized on mortgage loans sold and held for sale	53	56
Servicing fees recognized from mortgage loans serviced for others(1)	464	443
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.75	3.62
(1)Servicing fees recognized from mortgage loans serviced for others were $155 million and $149 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

(Dollars in millions)	2025	2024
Residential MSRs, carrying value, January 1	$3,430	$3,088
Acquired	182	230
Additions	160	127
Sales	—	(2)
Change in fair value due to changes in valuation inputs or assumptions	(16)	(2)
Realization of expected net servicing cash flows, passage of time, and other	(232)	(206)
Residential MSRs, carrying value, September 30	$3,524	$3,235

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table:

	September 30, 2025			December 31, 2024
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.2%	14.0%	7.3%	6.3%	11.2%	7.1%
Effect on fair value of a 10% increase			$(99)			$(89)
Effect on fair value of a 20% increase			(193)			(172)
OAS	1.8%	12.2%	4.7%	1.8%	12.5%	4.8%
Effect on fair value of a 10% increase			$(73)			$(70)
Effect on fair value of a 20% increase			(143)			(138)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%			99.7%
Adjustable-rate residential mortgage loans			0.3			0.3
Total			100.0%			100.0%
Weighted average life			7.5 years			7.6 years

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

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
UPB of CRE mortgages serviced for others	$26,669	$27,845
CRE mortgages serviced for others covered by recourse provisions	9,632	9,985
Maximum recourse exposure from CRE mortgages sold with recourse liability	2,836	2,940
Recorded reserves related to recourse exposure	10	11
CRE mortgages originated during the year-to-date period	937	1,467
Commercial MSRs at fair value	230	265

NOTE 8. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	September 30, 2025		December 31, 2024
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,059	$16	$1,015	$17
Lease liabilities	1,305	18	1,301	19
Weighted average remaining term	6.8 years	7.5 years	6.7 years	7.8 years
Weighted average discount rate	3.7%	5.1%	3.5%	5.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Operating lease costs	$67	$66	$204	$209

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Operating lease income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases HFI. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Assets held under operating leases(1)(2)	$1,867	$1,843
Accumulated depreciation	(526)	(539)
Net	$1,341	$1,304
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $41 million and $18 million at September 30, 2025 and December 31, 2024, respectively.

Truist Financial Corporation 27

NOTE 9. Borrowings

The following table presents a summary of long-term debt:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Truist Financial Corporation:(1)
Fixed rate senior notes	$19,621	$22,134
Fixed rate subordinated notes(2)	1,821	1,828
Capital notes(2)	638	634
Truist Bank:(1)
Fixed rate senior notes	3,823	1,744
Floating rate senior notes	499	—
Fixed rate subordinated notes(2)	3,552	4,771
Floating rate FHLB advances	10,300	2,400
Other long-term debt(3)	1,475	1,445
Total long-term debt	$41,729	$34,956
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

28 Truist Financial Corporation

NOTE 10. Shareholders’ Equity

Dividends on Common and Preferred Stock

The following table presents total dividends declared per share of common and preferred stock:

(Dollars in millions, except per share data)	Dividends Per Share				Aggregate Dividends
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Common stock	$0.52	$0.52	$1.56	$1.56	$665	$695	$2,014	$2,085
Preferred stock:
Series I	1,291.71	1,549.74	3,880.42	4,709.19	3	3	7	8
Series J	1,320.78	1,578.81	3,967.63	4,797.35	1	2	4	5
Series L	—	2,199.88	—	6,681.05	—	17	—	50
Series M	—	—	2,562.50	2,562.50	—	—	13	13
Series N	833.63	600.00	1,667.26	1,200.00	56	40	112	81
Series O	328.13	328.13	984.38	984.38	8	8	23	23
Series P	—	—	618.75	618.75	—	—	25	25
Series Q	637.50	637.50	1,275.00	1,275.00	25	25	51	51
Series R	296.88	296.88	890.63	890.63	11	11	33	33
Total preferred stock					$104	$106	$268	$289

Share Repurchase Activity

In June 2024, Truist announced that the Board had authorized the repurchase of up to $5.0 billion of common stock beginning in the third quarter of 2024 through 2026 as part of Truist’s overall capital distribution strategy. For the nine months ended September 30, 2025, the Company repurchased $1.8 billion of common stock, including excise tax, which represented 42.6 million shares, through open market repurchases. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At September 30, 2025, Truist had remaining authorization to repurchase up to $2.3 billion of common stock under the Board approved repurchase plan.

Preferred Stock Redemption

In October 2025, the Company announced it will redeem all 40,000 outstanding shares of its fixed rate reset non-cumulative perpetual preferred stock series P and the corresponding 1,000,000 depositary shares representing fractional interests in such series at a redemption price of $1,000 per depositary share (equivalent to $25,000 per share of preferred stock) plus any declared but unpaid dividends in November 2025. This preferred stock redemption will be in accordance with the terms of the Company’s Restated Articles of Incorporation.
Truist Financial Corporation 29

NOTE 11. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, July 1, 2024	$(1,044)	$(528)	$(4,690)	$(2,239)	$(3)	$(8,504)
OCI before reclassifications, net of tax	(14)	426	1,146	—	1	1,559
Amounts reclassified from AOCI:
Before tax	—	108	(104)	77	—	81
Tax effect	—	26	(25)	18	—	19
Amounts reclassified, net of tax	—	82	(79)	59	—	62
Total OCI, net of tax	(14)	508	1,067	59	1	1,621
AOCI balance, September 30, 2024	$(1,058)	$(20)	$(3,623)	$(2,180)	$(2)	$(6,883)
AOCI balance, July 1, 2025	$(641)	$(157)	$(4,079)	$(2,016)	$—	$(6,893)
OCI before reclassifications, net of tax	(46)	(48)	541	—	—	447
Amounts reclassified from AOCI:
Before tax	—	101	(81)	73	—	93
Tax effect	—	23	(20)	17	—	20
Amounts reclassified, net of tax	—	78	(61)	56	—	73
Total OCI, net of tax	(46)	30	480	56	—	520
AOCI balance, September 30, 2025	$(687)	$(127)	$(3,599)	$(1,960)	$—	$(6,373)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2024	$(1,079)	$(300)	$(8,778)	$(2,347)	$(2)	$(12,506)
OCI before reclassifications, net of tax(1)	21	95	366	—	—	482
Amounts reclassified from AOCI:
Before tax	—	242	6,267	218	—	6,727
Tax effect	—	57	1,478	51	—	1,586
Amounts reclassified, net of tax	—	185	4,789	167	—	5,141
Total OCI, net of tax	21	280	5,155	167	—	5,623
AOCI balance, September 30, 2024	$(1,058)	$(20)	$(3,623)	$(2,180)	$(2)	$(6,883)
AOCI balance, January 1, 2025	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
OCI before reclassifications, net of tax	(40)	515	1,153	—	6	1,634
Amounts reclassified from AOCI:
Before tax	1	286	(232)	209	—	264
Tax effect	—	67	(53)	44	—	58
Amounts reclassified, net of tax	1	219	(179)	165	—	206
Total OCI, net of tax	(39)	734	974	165	6	1,840
AOCI balance, September 30, 2025	$(687)	$(127)	$(3,599)	$(1,960)	$—	$(6,373)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income
(1)Includes the impact of the remeasurement of the pension plan and the reduction of pension benefit obligations following the sale of TIH. Refer to “Note 15. Benefit Plans” of the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
30 Truist Financial Corporation

NOTE 12. Income Taxes

For the three months ended September 30, 2025, the provision for income taxes was $285 million compared to $271 million for the three months ended September 30, 2024, representing effective tax rates of 16.4% and 15.8%, respectively. The higher effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to higher income before taxes and higher full-year forecasted effective tax rate in the current year. For the nine months ended September 30, 2025, the provision for income taxes was $832 million compared to a benefit from income taxes of $821 million for the nine months ended September 30, 2024, representing effective tax rates of 17.4% and 38.1%, respectively. The tax benefit for the nine months ended September 30, 2024 was driven by the discrete impact of the balance sheet repositioning of securities. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.

NOTE 13. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2025	2024	2025	2024
Service cost(1)	Personnel expense / Net income from discontinued operations	$67	$69	$204	$249
Interest cost	Other expense	114	112	342	332
Estimated return on plan assets	Other expense	(243)	(235)	(728)	(717)
Amortization and other	Other expense	—	—	—	1
Net periodic (benefit) cost		$(62)	$(54)	$(182)	$(135)
(1)Includes $10 million for the nine months ended September 30, 2024 of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH.

Truist may make contributions to the qualified pension plans up to the maximum amount deductible for federal income tax purposes. Truist did not make a discretionary contribution to the qualified pension plan during the nine months ended September 30, 2025.

Truist Financial Corporation 31

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

Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Sep 30, 2025	Dec 31, 2024
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$7,925	$7,782
Amount of future funding commitments included in carrying amount	Other liabilities	2,450	2,667
Lending exposure	Loans and leases for funded amounts	2,126	2,376
Renewable energy investments:
Carrying amount	Other assets	706	551
Amount of future funding commitments not included in carrying amount	NA	638	702
SBIC and certain other equity method investments:
Carrying amount	Other assets	982	878
Amount of future funding commitments not included in carrying amount	NA	606	613

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2025	2024	2025	2024
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$210	$190	$630	$560
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$182	$171	$556	$512
Other community development investments	Other noninterest income	2	3	7	8

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Commitments to extend, originate, or purchase credit and other commitments	$226,181	$210,645
Residential mortgage loans sold with recourse	139	146
CRE mortgages serviced for others covered by recourse provisions	9,632	9,985
Other loans serviced for others covered by recourse and other provisions	2,707	2,022
Letters of credit	9,060	7,532
32 Truist Financial Corporation

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

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Total return swaps:
VIE assets	$2,187	$1,854
Trading loans and bonds	1,848	1,473
VIE liabilities	362	356

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

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Pledged securities	$41,901	$48,058
Pledged loans:
FRB	105,930	93,497
FHLB	74,717	71,931
Unused borrowing capacity:
FRB	82,361	72,040
FHLB	24,947	31,411

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

Truist Financial Corporation 33

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

The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $425 million as of September 30, 2025. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

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

The following is a description of a legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class sought a return of up to $452 million in paid overdraft fees plus prejudgment interest, which based on this amount of claimed fees would have been estimated at approximately $455 million as of September 30, 2025. A court-ordered mediation was held on February 28, 2024, but no resolution was reached. On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class separately appealed the trial court’s order to the Georgia Court of Appeals.

On February 20, 2025, the Court of Appeals ruled on the appeals and affirmed in part and reversed in part the trial court’s March 4, 2024 order. Truist and the class filed motions to reconsider with the Court of Appeals, which were denied on March 19, 2025. As a result of the rulings by the trial court and the Court of Appeals, the amount of paid overdraft fees and prejudgment interest at issue in the case was reduced. On April 8, 2025, Truist filed a petition for a writ of certiorari with the Georgia Supreme Court, which was denied on September 16, 2025, and the rulings by the Court of Appeals are now final. On October 2, 2025, the case was returned to the trial court for further proceedings.

34 Truist Financial Corporation

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2025 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$195	$—	$195	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	381	—	381	—	—
Corporate and other debt securities	2,104	—	2,104	—	—
Loans	2,066	—	2,066	—	—
Equity securities	943	942	1	—	—
Total trading assets	5,731	942	4,789	—	—
AFS securities:
U.S. Treasury	13,113	—	13,113	—	—
GSE	441	—	441	—	—
Agency MBS – residential	48,737	—	48,737	—	—
Agency MBS – commercial	2,868	—	2,868	—	—
States and political subdivisions	349	—	349	—	—
Other	14	—	14	—	—
Total AFS securities	65,522	—	65,522	—	—
LHFS at fair value	1,811	—	1,811	—	—
Loans and leases	11	—	—	11	—
Loan servicing rights at fair value	3,776	—	—	3,776	—
Other assets:
Derivative assets	1,684	1,505	2,029	5	(1,855)
Equity securities	308	293	15	—	—
Total assets	$78,843	$2,740	$74,166	$3,792	$(1,855)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$499	$—	$499	$—	$—
Short-term borrowings:
Securities sold short	2,289	677	1,612	—	—
Other trading liabilities	190	—	190	—	—
Other liabilities:
Derivative liabilities	1,795	742	3,974	43	(2,964)
Total liabilities	$4,773	$1,419	$6,275	$43	$(2,964)

Truist Financial Corporation 35

December 31, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$143	$—	$143	$—	$—
GSE	41	—	41	—	—
States and political subdivisions	786	—	786	—	—
Corporate and other debt securities	1,679	—	1,679	—	—
Loans	1,671	—	1,671	—	—
Equity securities	413	413	—	—	—
Other	367	267	100	—	—
Total trading assets	5,100	680	4,420	—	—
AFS securities:
U.S. Treasury	14,411	—	14,411	—	—
GSE	403	—	403	—	—
Agency MBS – residential	49,959	—	49,959	—	—
Agency MBS – commercial	2,293	—	2,293	—	—
States and political subdivisions	382	—	382	—	—
Other	16	—	16	—	—
Total AFS securities	67,464	—	67,464	—	—
LHFS at fair value	1,233	—	1,233	—	—
Loans and leases	13	—	—	13	—
Loan servicing rights at fair value	3,708	—	—	3,708	—
Other assets:
Derivative assets	966	1,147	1,675	2	(1,858)
Equity securities	305	298	7	—	—
Total assets	$78,789	$2,125	$74,799	$3,723	$(1,858)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$192	$—	$192	$—	$—
Short-term borrowings:
Securities sold short	1,694	358	1,336	—	—
Other trading liabilities	202	—	202	—	—
Other liabilities:
Derivative liabilities	2,286	569	4,088	43	(2,414)
Total liabilities	$4,374	$927	$5,818	$43	$(2,414)
(1)Refer to “Note 16. Derivative Financial Instruments” for additional discussion on netting adjustments.

At September 30, 2025 and December 31, 2024, investments totaling $596 million and $535 million, respectively, have been excluded from the table above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” of the Annual Report on Form 10-K for the year ended December 31, 2024.

36 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended September 30, 2025 and 2024 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at July 1, 2024	$14	$3,410	$(20)
Total realized and unrealized gains (losses):
Included in earnings	—	(109)	(4)
Purchases	—	230	—
Issuances	—	50	17
Settlements	(1)	(82)	(26)
Balance at September 30, 2024	$13	$3,499	$(33)
Balance at July 1, 2025	$12	$3,612	$(20)
Total realized and unrealized gains (losses):
Included in earnings	—	14	(7)
Purchases	—	182	—
Issuances	—	63	5
Settlements	(1)	(95)	(16)
Balance at September 30, 2025	$11	$3,776	$(38)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2025	$—	$14	$(15)

Nine Months Ended September 30, 2025 and 2024 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2024	$15	$3,378	$(19)
Total realized and unrealized gains (losses):
Included in earnings	—	3	(11)
Purchases	—	230	—
Issuances	—	134	28
Sales	—	(2)	—
Settlements	(2)	(244)	(31)
Balance at September 30, 2024	$13	$3,499	$(33)
Balance at January 1, 2025	$13	$3,708	$(41)
Total realized and unrealized gains (losses):
Included in earnings	—	(15)	1
Purchases	—	182	—
Issuances	—	174	22
Settlements	(2)	(273)	(20)
Balance at September 30, 2025	$11	$3,776	$(38)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2025	$—	$(15)	$(18)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income and other income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	September 30, 2025			December 31, 2024
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$2,066	$2,123	$(57)	$1,671	$1,697	$(26)
Loans and leases	11	12	(1)	13	14	(1)
LHFS at fair value	1,811	1,778	33	1,233	1,232	1
Brokered time deposits	499	502	(3)	192	195	(3)
Truist Financial Corporation 37

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end with valuation adjustments recorded during the period. The carrying values represent end of period values, which approximate the fair value.

(Dollars in millions)	Fair Value Hierarchy	Sep 30, 2025	Dec 31, 2024
Carrying value:
LHFS	Level 2	$8	$—
LHFS	Level 3	4	4
Loans and leases(1)	Level 3	554	525
Other	Level 3	108	147
(1)Total loans and leases measured at fair value on a nonrecurring basis still held as of period end were $713 million and $682 million at September 30, 2025 and December 31, 2024, respectively.

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Valuation adjustments:
LHFS	$(69)	$(17)
Loans and leases	(623)	(808)
Other	(229)	(234)

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

38 Truist Financial Corporation

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

		September 30, 2025		December 31, 2024
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$48,022	$39,667	$50,640	$40,286
Loans and leases HFI, net of ALLL	Level 3	318,739	315,062	301,513	294,190
Financial liabilities:
Time deposits	Level 2	42,453	42,374	36,532	36,377
Long-term debt	Level 2	41,729	42,150	34,956	34,917

The carrying value of the RUFC, which approximates the fair value, was $317 million and $304 million at September 30, 2025 and December 31, 2024, respectively. Cash and due from banks, interest-bearing deposits with banks, securities borrowed or purchased under agreements to resell, and short-term borrowings are reflected in the Consolidated balance sheets at cost, which approximates the fair value due to the short-term nature of these instruments and their limited inherent credit risk.

Truist Financial Corporation 39

NOTE 16. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional amounts and estimated fair value of derivative instruments employed by the Company:

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$81,760	$1	$—	$66,585	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	23,258	1	—	17,368	—	—
Swaps hedging AFS securities	27,737	1	—	30,126	—	—
Total	50,995	2	—	47,494	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	175,197	542	(987)	146,194	488	(1,706)
Written options	10,405	18	(23)	9,623	16	(49)
Purchased options	9,858	19	—	11,321	29	(1)
Futures and forwards	3,907	7	(13)	4,782	1	(2)
Foreign exchange contracts:
Swaps	12,046	433	(377)	7,397	128	(114)
Futures and forwards	28,669	291	(273)	21,966	311	(270)
Other	3,005	38	(35)	760	5	(4)
Equity contracts:
Written options	27,586	13	(2,452)	28,228	12	(2,102)
Purchased options	13,070	1,723	(103)	11,956	1,366	(23)
Other	1,293	50	(49)	1,730	6	(41)
Commodity contracts	9,533	336	(314)	10,988	318	(297)
Credit contracts:
Credit default swaps	938	—	—	685	—	—
Total return swaps	1,809	25	(4)	1,485	25	(13)
Risk participation agreements	8,138	—	(2)	7,388	—	(2)
Total	305,454	3,495	(4,632)	264,503	2,705	(4,624)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	20,289	1	—	20,696	—	—
Written options	1,168	13	—	1,932	32	(6)
Purchased options	10,100	9	(114)	8,910	60	(46)
Interest rate lock commitments	1,599	5	(3)	939	2	(13)
When issued securities, forward rate agreements, forward commitments, and futures	7,945	13	(10)	5,261	25	(11)
Total	41,101	41	(127)	37,738	119	(76)
Total derivatives not designated as hedges	346,555	3,536	(4,759)	302,241	2,824	(4,700)
Total derivatives	$479,310	3,539	(4,759)	$416,320	2,824	(4,700)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,676)	1,676		(1,408)	1,408
Cash collateral (received) posted for amounts subject to master netting arrangements		(179)	1,288		(450)	1,006
Net amount		$1,684	$(1,795)		$966	$(2,286)

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

September 30, 2025 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,857	$(1,115)	$742	$—	$742
Derivatives not subject to master netting arrangement or similar arrangement	177	—	177	—	177
Exchange traded derivatives	1,505	(740)	765	—	765
Total derivative assets	$3,539	$(1,855)	$1,684	$—	$1,684
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,222)	$2,224	$(998)	$77	$(921)
Derivatives not subject to master netting arrangement or similar arrangement	(795)	—	(795)	—	(795)
Exchange traded derivatives	(742)	740	(2)	—	(2)
Total derivative liabilities	$(4,759)	$2,964	$(1,795)	$77	$(1,718)

December 31, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,599	$(1,293)	$306	$—	$306
Derivatives not subject to master netting arrangement or similar arrangement	78	—	78	—	78
Exchange traded derivatives	1,147	(565)	582	—	582
Total derivative assets	$2,824	$(1,858)	$966	$—	$966
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,379)	$1,849	$(1,530)	$94	$(1,436)
Derivatives not subject to master netting arrangement or similar arrangement	(752)	—	(752)	—	(752)
Exchange traded derivatives	(569)	565	(4)	—	(4)
Total derivative liabilities	$(4,700)	$2,414	$(2,286)	$94	$(2,192)
(1)The fair value of held/pledged financial instruments is limited to the carrying amount of the associated derivative asset or liability.

The following table presents the carrying amount of hedged items in fair value hedging relationships:

	September 30, 2025			December 31, 2024
	Carrying Amount of the Hedged Assets and Liabilities(1)	Hedge Basis Adjustment		Carrying Amount of the Hedged Assets and Liabilities(1)	Hedge Basis Adjustment
(Dollars in millions)		Items Currently Designated	Discontinued Hedges		Items Currently Designated	Discontinued Hedges
AFS securities(2)	$40,790	$157	$13	$43,621	$(503)	$15
Loans and leases	206	—	3	297	—	5
Long-term debt	26,982	136	(410)	29,469	(121)	(533)
(1)Carrying value shown represents amortized cost.
(2)As of September 30, 2025, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $29.1 billion, of which $17.0 billion was designated as hedged. As of December 31, 2024, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $30.5 billion, of which $18.0 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.

Truist Financial Corporation 41

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(62)	$557	$674	$125
Pre-tax gain (loss) reclassified from AOCI into interest expense or interest income:
Commercial loans	(101)	(108)	(286)	(242)

The following table summarizes the impact on NII related to fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Investment securities:
Amounts related to interest settlements	$68	$86	$209	$368
Recognized on derivatives	(65)	(535)	(656)	101
Recognized on hedged items	76	547	687	(74)
Net income (expense) recognized(1)	79	98	240	395
Loans and leases:
Recognized on hedged items	—	(1)	(1)	(2)
Long-term debt:
Amounts related to interest settlements	(18)	(71)	(58)	(161)
Recognized on derivatives	12	472	256	177
Recognized on hedged items	(48)	(496)	(371)	(244)
Net income (expense) recognized	(54)	(95)	(173)	(228)
Net income (expense) recognized, total	$25	$2	$66	$165
(1)Includes $10 million and $29 million of income recognized for the three and nine months ended September 30, 2025, respectively, and $10 million and $30 million for the three and nine months ended September 30, 2024, respectively, from securities with terminated hedges that were reclassified to HTM. The income recognized was offset by the amortization of the fair value mark.
42 Truist Financial Corporation

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$21	$(722)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2030)	(148)	(139)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(82)	$(180)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $344 million at September 30, 2025 and $373 million at December 31, 2024.

Of the after-tax net loss on active and terminated cash flow hedges in OCI as of September 30, 2025, losses of $67 million after-tax are expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2025	2024	2025	2024
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$21	$(16)	$42	$50
Foreign exchange contracts	Investment banking and trading income and other income	69	(72)	(144)	29
Equity contracts	Investment banking and trading income, other income, and personnel expense	24	34	39	24
Credit contracts	Investment banking and trading income and other income	(1)	(9)	(13)	(19)
Commodity contracts	Investment banking and trading income	2	3	8	9
MSRs and mortgage banking:
Interest rate contracts	Mortgage banking income	(31)	64	(12)	(58)
Total		$84	$4	$(80)	$35

Truist Financial Corporation 43

Credit Derivative Instruments

As part of the Company’s investment banking and capital markets business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participation agreements, TRS, and credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying clients through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At September 30, 2025, the remaining terms on these risk participations ranged from less than one year to nine years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans and bonds. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. For additional information on the Company’s TRS contracts, see “Note 14. Commitments and Contingencies.”

The Company’s credit default swaps economically hedge credit risk associated with certain loans and leases.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Risk participation agreements:
Maximum potential amount of exposure	$540	$381
Total return swaps:
Cash received for variation margin	25	25
Cash and other collateral received for initial margin	478	329

44 Truist Financial Corporation

NOTE 17. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2025	2024	2025	2024
Net income (loss) available to common shareholders from continuing operations	$1,348	$1,333	$3,685	$(1,623)
Net income available to common shareholders from discontinued operations	—	3	—	4,876
Net income available to common shareholders	$1,348	$1,336	$3,685	$3,253
Weighted average number of common shares	1,280,571	1,334,212	1,293,341	1,335,812
Effect of dilutive outstanding equity-based awards(1)	16,095	14,917	15,335	—
Weighted average number of diluted common shares	1,296,666	1,349,129	1,308,676	1,335,812
Basic EPS from continuing operations	$1.05	$1.00	$2.85	$(1.21)
Basic EPS from discontinued operations	—	—	—	3.65
Basic EPS	$1.05	$1.00	$2.85	$2.44
Diluted EPS from continuing operations	$1.04	$0.99	$2.82	$(1.21)
Diluted EPS from discontinued operations	—	—	—	3.65
Diluted EPS	$1.04	$0.99	$2.82	$2.44
Anti-dilutive awards	—	—	—	12,945
(1)For periods ended with a net loss available to common shareholders from continuing operations, the calculation of GAAP diluted EPS uses the basic weighted average shares outstanding.

Truist Financial Corporation 45

NOTE 18. Operating Segments

Truist operates and measures business activity across two segments: CSBB and WB, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. The Chairman and CEO is the Truist CODM. The CODM regularly reviews segment net income and its significant components in comparison to expected results as part of evaluating segment performance and optimizing resource allocation. In this regular review, segment net income typically excludes amortization of intangibles, restructuring charges, and goodwill impairment which are separately presented in the table below, as applicable.

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

46 Truist Financial Corporation

In the first quarter of 2025, deposit net intersegment interest income and expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results were revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $114 million for the three months ended September 30, 2024 and $375 million for the nine months ended September 30, 2024, with off-setting increases in OT&C net interest income. For the same reason, WB net interest income decreased $40 million for the three months ended September 30, 2024 and $133 million for the nine months ended September 30, 2024, with off-setting increases in OT&C net interest income.

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

Truist Financial Corporation 47

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (expense)	$1,564	$1,348	$2,035	$2,101	$30	$153	$3,629	$3,602
Net intersegment interest income (expense)	888	1,182	(366)	(512)	(522)	(670)	—	—
Segment net interest income (expense)	2,452	2,530	1,669	1,589	(492)	(517)	3,629	3,602
Allocated provision for credit losses	400	353	36	96	—	(1)	436	448
Noninterest income	530	506	1,143	1,047	(115)	(70)	1,558	1,483
Personnel expense	426	406	592	578	708	644	1,726	1,628
Amortization of intangibles	38	45	34	39	—	—	72	84
Restructuring charges	4	1	7	9	16	15	27	25
Other direct noninterest expense(2)	267	294	199	182	723	714	1,189	1,190
Total direct noninterest expense	735	746	832	808	1,447	1,373	3,014	2,927
Expense Allocations	969	917	487	432	(1,456)	(1,349)	—	—
Total noninterest expense	1,704	1,663	1,319	1,240	(9)	24	3,014	2,927
Income (loss) before income taxes from continuing operations	878	1,020	1,457	1,300	(598)	(610)	1,737	1,710
Provision (benefit) for income taxes	215	244	307	260	(237)	(233)	285	271
Segment net income (loss) from continuing operations	$663	$776	$1,150	$1,040	$(361)	$(377)	$1,452	$1,439

Identifiable assets (period end) of continuing operations	$153,781	$144,255	$219,118	$205,467	$170,952	$173,712	$543,851	$523,434

Nine Months Ended September 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (expense)	$4,483	$3,910	$5,803	$6,510	$437	$81	$10,723	$10,501
Net intersegment interest income (expense)	2,611	3,605	(874)	(1,683)	(1,737)	(1,922)	—	—
Segment net interest income (expense)	7,094	7,515	4,929	4,827	(1,300)	(1,841)	10,723	10,501
Allocated provision for credit losses	1,112	974	271	425	(1)	—	1,382	1,399
Noninterest income	1,552	1,508	3,034	3,013	(236)	(6,804)	4,350	(2,283)
Personnel expense	1,255	1,242	1,718	1,764	1,993	1,913	4,966	4,919
Amortization of intangibles	116	136	104	123	—	2	220	261
Restructuring charges	5	3	15	25	73	81	93	109
Other direct noninterest expense(2)	814	794	596	546	2,217	2,345	3,627	3,685
Total direct noninterest expense	2,190	2,175	2,433	2,458	4,283	4,341	8,906	8,974
Expense Allocations	2,876	2,735	1,528	1,393	(4,404)	(4,128)	—	—
Total noninterest expense	5,066	4,910	3,961	3,851	(121)	213	8,906	8,974
Income (loss) before income taxes from continuing operations	2,468	3,139	3,731	3,564	(1,414)	(8,858)	4,785	(2,155)
Provision (benefit) for income taxes	602	755	764	705	(534)	(2,281)	832	(821)
Segment net income (loss) from continuing operations	$1,866	$2,384	$2,967	$2,859	$(880)	$(6,577)	$3,953	$(1,334)

Identifiable assets (period end) of continuing operations	$153,781	$144,255	$219,118	$205,467	$170,952	$173,712	$543,851	$523,434
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
(2)Other direct noninterest expense within the table above includes expenses for net occupancy, equipment, professional fees and outside processing, regulatory costs, and other expenses.
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

Executive Overview

Truist delivered strong third-quarter results, underscored by robust fee income growth in investment banking and trading and wealth, healthy loan expansion, and continued expense and credit discipline. These results reflect the strength of our diversified business model and the momentum we are seeing across the Company.

During the third quarter of 2025, Truist announced strategic growth investments over the next five years. The investments include building 100 new insights-driven branches, renovating more than 300 branches in high-opportunity markets, enhancing digital capabilities, and hiring additional Premier advisors to serve clients with more complex financial needs.

Asset quality was solid, and our capital position continues to support both our growth initiatives and our ability to return capital to shareholders. We returned $1.2 billion of capital to our common shareholders through $665 million of common stock dividends and $500 million in common share repurchases during the third quarter of 2025. As of September 30, 2025, we had $2.3 billion remaining under our $5.0 billion common share repurchase authorization through the end of 2026.

In the fourth quarter of 2025, the Company is targeting the repurchase of $750 million of common stock through open market repurchases.

Financial Results

Net income available to common shareholders for the third quarter of 2025 of $1.3 billion was up 0.9% compared with the third quarter of 2024. On a diluted per common share basis, earnings for the third quarter of 2025 were $1.04, an increase of $0.05, or 5.1%, compared to the third quarter of 2024. Truist’s results of operations for the third quarter of 2025 produced an annualized return on average assets of 1.06% and an annualized return on average common shareholders’ equity of 9.0% compared to prior year returns of 1.10% and 9.1%, respectively.

Net income from continuing operations was $1.5 billion for the third quarter of 2025, compared to $1.4 billion for the third quarter of 2024.

Taxable-equivalent net interest income for the third quarter of 2025 was up $23 million, or 0.6%, compared to the third quarter of 2024. Net interest margin was 3.01%, down 11 basis points compared to the third quarter of 2024

•The yield on the average total loan portfolio was 6.00%, down 41 basis points due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16%, up 19 basis points.
•The average cost of total deposits was 1.84%, down 24 basis points. The average cost of short-term borrowings was 4.42%, down 99 basis points. The average cost of long-term debt was 5.04%, down nine basis points.

Noninterest income was up $75 million, or 5.1%, compared to the third quarter of 2024 primarily due to higher wealth management income and service charges on deposits.

Noninterest expense was up $87 million, or 3.0%, compared to the third quarter of 2024 primarily due to higher personnel expense, partially offset by lower other expense.

The effective tax rate was 16.4% for the three months ended September 30, 2025 compared to 15.8% for the three months ended September 30, 2024. The higher effective tax rate for the third quarter of 2025 compared to the third quarter of 2024 is primarily due to higher income before taxes and higher full-year forecasted effective tax rate in the current year.

Truist Financial Corporation 49

Asset quality was solid for the third quarter of 2025.

•Nonperforming loans and leases held for investment were 0.48% of loans and leases held for investment at September 30, 2025, up nine basis points compared to June 30, 2025 due to an increase in the commercial and industrial portfolio.
•Loans 90 days or more past due and still accruing totaled $584 million at September 30, 2025, up one basis point as a percentage of loans and leases compared with June 30, 2025. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at September 30, 2025, up one basis point compared to June 30, 2025.
•The allowance for credit losses was $5.3 billion and included $5.0 billion for the allowance for loan and lease losses and $317 million for the reserve for unfunded commitments. The ALLL ratio was 1.54%, flat compared to June 30, 2025.
•The provision for credit losses was $436 million compared to $448 million for the third quarter of 2024.
•The net charge-off ratio was 48 basis points, down seven basis points compared to the third quarter of 2024, primarily driven by lower net charge-offs in the CRE and credit card portfolios, partially offset by the indirect auto portfolio.

Capital and liquidity ratios remained strong during the third quarter of 2025.

•Truist’s preliminary CET1 ratio was 11.0% as of September 30, 2025, flat compared to June 30, 2025 as capital returned to shareholders and an increase in risk-weighted assets was offset by current quarter earnings.
•Truist declared common dividends of $0.52 per share during the third quarter of 2025 and repurchased $500 million of common stock. For the third quarter of 2025, the dividend payout ratio was 50%, and the total payout ratio was 87%.
•Truist’s average consolidated LCR was 110% for the three months ended September 30, 2025, compared to the regulatory minimum of 100%.
•Truist completed the 2025 CCAR process and received an SCB requirement of 2.5% for the period October 1, 2025 to September 30, 2026, down 30 basis points from the SCB requirement for the period October 1, 2024 to September 30, 2025.

50 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income and NIM

Taxable-equivalent net interest income for the third quarter of 2025 was up $23 million, or 0.6%, compared to the third quarter of 2024. Net interest margin was 3.01%, down 11 basis points compared to the third quarter of 2024.

•Average earning assets increased $19.9 billion, or 4.3%, primarily due to an increase in average total loans of $17.5 billion, or 5.7%, and an increase in average securities of $2.0 billion, or 1.7%.
•The yield on the average total loan portfolio was 6.00%, down 41 basis points due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16%, up 19 basis points.
•Average deposits increased $12.3 billion, or 3.2%, average short-term borrowings increased $6.0 billion, or 29%, and average long-term debt increased $6.1 billion, or 17%.
•The average cost of total deposits was 1.84%, down 24 basis points. The average cost of short-term borrowings was 4.42%, down 99 basis points. The average cost of long-term debt was 5.04%, down nine basis points.

TE net interest income for the nine months ended September 30, 2025 was up $208 million, or 2.0%, compared to the nine months ended September 30, 2024 primarily due to the balance sheet repositioning in the second quarter of 2024. Net interest margin was 3.01%, flat compared to the prior period.

•Average earning assets increased $8.9 billion, or 1.9%, compared to the prior period primarily due to an increase in average total loans of $7.3 billion, or 2.4%, and an increase in other earning assets of $2.8 billion, or 7.7%, partially offset by a decline in average securities of $1.8 billion, or 1.5%. The increase in average other earning assets and decrease in average securities primarily reflects the aforementioned balance sheet repositioning.
•The yield on the average total loan portfolio was 5.99% for 2025, down 42 basis points, compared to the prior period primarily due to the impact of variable rate loans repricing. The yield on the average securities portfolio was 3.16% for 2025, up 44 basis points compared to the prior period, reflecting the balance sheet repositioning and reinvesting cash flows into higher yielding securities.
•Average deposits increased $9.3 billion, or 2.4%, average short-term borrowings increased $3.4 billion, or 14%, and average long-term debt decreased $1.5 billion, or 4.0%.
•The average cost of total deposits was 1.83% for 2025, down 24 basis points compared to the prior period. The average cost of short-term borrowings was 4.46% for 2025, down 109 basis points compared to the prior period. The average cost of long-term debt was 5.04% for 2025, up 14 basis points compared to the prior period.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 51

Table 1-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2025	2024	2025	2024	2025	2024		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$13,351	$12,986	5.18%	4.65%	$174	$151	$23	$19	$4
GSE	458	377	3.86	3.41	4	4	—	—	—
Agency MBS	104,998	103,374	2.89	2.75	760	711	49	38	11
States and political subdivisions	358	417	4.19	4.14	3	3	—	—	—
Non-agency MBS	—	—	—	—	—	—	—	—	—
Other	15	18	4.50	5.18	1	1	—	—	—
Total securities	119,180	117,172	3.16	2.97	942	870	72	57	15
Interest earning trading assets	5,991	5,454	5.70	6.05	86	84	2	(5)	7
Other earning assets(3)	38,765	38,933	4.50	5.54	445	549	(104)	(102)	(2)
Loans and leases, net of unearned income:
Commercial and industrial	162,207	154,102	5.66	6.41	2,312	2,482	(170)	(298)	128
CRE	21,171	21,481	6.25	6.88	336	373	(37)	(32)	(5)
Commercial Construction	8,258	7,870	6.84	7.79	139	152	(13)	(20)	7
Residential mortgage	57,676	53,999	4.15	3.89	598	525	73	37	36
Home equity	9,588	9,703	7.51	8.04	182	196	(14)	(12)	(2)
Indirect auto	24,964	22,121	7.29	7.18	459	399	60	6	54
Other consumer	31,714	29,015	8.36	8.26	668	603	65	7	58
Credit card	4,915	4,874	11.74	12.20	146	150	(4)	(5)	1
Total loans and leases HFI	320,493	303,165	6.00	6.41	4,840	4,880	(40)	(317)	277
LHFS	1,577	1,413	6.18	6.49	24	24	—	(2)	2
Total loans and leases	322,070	304,578	6.00	6.41	4,864	4,904	(40)	(319)	279
Total earning assets	486,006	466,137	5.18	5.47	6,337	6,407	(70)	(369)	299
Nonearning assets	55,819	53,278
Total assets	$541,825	$519,415
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$109,244	$103,899	2.46	2.80	677	732	(55)	(91)	36
Money market and savings	136,515	136,639	2.19	2.66	755	914	(159)	(158)	(1)
Time deposits	45,090	37,726	3.54	3.88	403	368	35	(34)	69
Total interest-bearing deposits	290,849	278,264	2.50	2.88	1,835	2,014	(179)	(283)	104
Short-term borrowings	26,796	20,781	4.42	5.41	299	282	17	(57)	74
Long-term debt	41,458	35,318	5.04	5.13	523	454	69	(8)	77
Total interest-bearing liabilities	359,103	334,363	2.94	3.27	2,657	2,750	(93)	(348)	255
Noninterest-bearing deposits	105,751	106,080
Other liabilities	11,922	13,631
Shareholders’ equity	65,049	65,341
Total liabilities and shareholders’ equity	$541,825	$519,415
Average interest-rate spread			2.24%	2.20%
NIM/net interest income - TE(2)			3.01%	3.12%	$3,680	$3,657	$23	$(21)	$44
Less: TE adjustment					51	55
Net interest income					$3,629	$3,602
Memo: Total deposits	$396,600	$384,344	1.84%	2.08%	$1,835	$2,014	$(179)
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
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
52 Truist Financial Corporation

Table 1-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Nine Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2025	2024	2025	2024	2025	2024		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$14,078	$11,332	5.19%	3.41%	$546	$289	$257	$175	$82
GSE	461	383	3.78	3.36	13	10	3	1	2
Agency MBS	106,752	109,654	2.88	2.63	2,309	2,166	143	201	(58)
States and political subdivisions	366	419	4.20	4.14	11	12	(1)	—	(1)
Non-agency MBS	—	1,712	—	2.85	—	37	(37)	(18)	(19)
Other	15	18	4.59	5.28	1	1	—	—	—
Total securities	121,672	123,518	3.16	2.72	2,880	2,515	365	359	6
Interest earning trading assets	5,840	5,272	5.80	6.21	254	247	7	(17)	24
Other earning assets(3)	39,059	36,261	4.51	5.58	1,334	1,536	(202)	(310)	108
Loans and leases, net of unearned income:
Commercial and industrial	158,663	156,501	5.69	6.49	6,758	7,604	(846)	(950)	104
CRE	20,235	21,948	6.20	6.92	946	1,143	(197)	(112)	(85)
Commercial Construction	8,533	7,551	6.84	7.82	428	436	(8)	(61)	53
Residential mortgage	56,715	54,518	4.09	3.86	1,739	1,578	161	96	65
Home equity	9,581	9,812	7.49	7.99	537	587	(50)	(36)	(14)
Indirect auto	24,129	22,170	7.27	6.94	1,312	1,152	160	56	104
Other consumer	30,474	28,545	8.36	8.17	1,904	1,745	159	40	119
Credit card	4,885	4,900	11.57	12.10	423	444	(21)	(20)	(1)
Total loans and leases HFI	313,215	305,945	5.99	6.41	14,047	14,689	(642)	(987)	345
LHFS	1,318	1,241	6.09	6.49	60	61	(1)	(5)	4
Total loans and leases	314,533	307,186	5.99	6.41	14,107	14,750	(643)	(992)	349
Total earning assets	481,104	472,237	5.15	5.38	18,575	19,048	(473)	(960)	487
Nonearning assets	55,775	50,114
Assets of discontinued operations	—	3,396
Total assets	$536,879	$525,747
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$111,548	$103,777	2.45	2.73	2,043	2,123	(80)	(230)	150
Money market and savings	136,339	135,537	2.21	2.58	2,249	2,619	(370)	(385)	15
Time deposits	42,448	40,295	3.54	4.15	1,123	1,252	(129)	(192)	63
Total interest-bearing deposits	290,335	279,609	2.49	2.86	5,415	5,994	(579)	(807)	228
Short-term borrowings	27,777	24,329	4.46	5.55	927	1,010	(83)	(214)	131
Long-term debt	36,063	37,579	5.04	4.90	1,363	1,382	(19)	38	(57)
Total interest-bearing liabilities	354,175	341,517	2.91	3.28	7,705	8,386	(681)	(983)	302
Noninterest-bearing deposits	106,110	107,529
Other liabilities	12,151	13,278
Liabilities of discontinued operations	—	1,401
Shareholders’ equity	64,443	62,022
Total liabilities and shareholders’ equity	$536,879	$525,747
Average interest-rate spread			2.24%	2.10%
NIM/net interest income - TE(2)			3.01%	3.01%	$10,870	$10,662	$208	$23	$185
Less: TE adjustment					147	161
Net interest income					$10,723	$10,501
Memo: Total deposits	$396,445	$387,138	1.83%	2.07%	$5,415	$5,994	$(579)
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
Truist Financial Corporation 53

Provision for Credit Losses

The provision for credit losses was $436 million for the third quarter of 2025 compared to $448 million for the third quarter of 2024. The net charge-off ratio for the current quarter of 0.48% was down seven basis points compared to the third quarter of 2024.

•The net charge-off ratio for the current quarter was down compared to the third quarter of 2024 primarily driven by lower net charge-offs in the CRE and credit card portfolios, partially offset by the indirect auto portfolio.

The provision for credit losses was $1.4 billion for the nine months ended September 30, 2025, flat compared to the nine months ended September 30, 2024. The net charge-off ratio for the current period of 0.53% was down six basis points compared to the prior period.

•The net charge-off ratio was down compared to the prior period driven by lower net charge-offs in the CRE, credit card, and other consumer portfolios, partially offset by higher net charge-offs in the commercial and industrial and indirect auto portfolios.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 2: Noninterest Income
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Wealth management income	$374	$350	6.9%	$1,066	$1,067	(0.1)%
Investment banking and trading income	323	332	(2.7)	801	941	(14.9)
Card and payment related fees	225	222	1.4	677	676	0.1
Service charges on deposits	240	221	8.6	697	678	2.8
Mortgage banking income	118	106	11.3	333	315	5.7
Lending related fees	103	88	17.0	297	273	8.8
Operating lease income	45	49	(8.2)	145	158	(8.2)
Securities gains (losses)	—	—	—	(19)	(6,650)	(99.7)
Other income	130	115	13.0	353	259	36.3
Total noninterest income	$1,558	$1,483	5.1	$4,350	$(2,283)	NM

Noninterest income was up $75 million, or 5.1%, compared to the third quarter of 2024 primarily due to higher wealth management income and service charges on deposits.

•Wealth management income increased primarily due to higher assets under management.
•Service charges on deposits increased primarily due to higher treasury management fees.

Noninterest income was up $6.6 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to securities losses resulting from the balance sheet repositioning in 2024 and higher other income, partially offset by lower investment banking and trading income. Excluding securities losses, noninterest income was flat compared to the prior period.

•Other income increased primarily due to higher income from certain solar and other investments.
•Investment banking and trading income decreased due to lower merger and acquisition fees, trading income, and capital markets activity.

54 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 3: Noninterest Expense
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Personnel expense	$1,726	$1,628	6.0%	$4,966	$4,919	1.0%
Professional fees and outside processing	346	336	3.0	1,083	922	17.5
Software expense	233	222	5.0	694	664	4.5
Net occupancy expense	182	157	15.9	524	477	9.9
Equipment expense	90	84	7.1	261	261	—
Amortization of intangibles	72	84	(14.3)	220	261	(15.7)
Marketing and customer development	79	75	5.3	236	194	21.6
Operating lease depreciation	31	34	(8.8)	99	108	(8.3)
Regulatory costs	32	51	(37.3)	156	288	(45.8)
Restructuring charges	27	25	8.0	93	109	(14.7)
Other expense	196	231	(15.2)	574	771	(25.6)
Total noninterest expense	$3,014	$2,927	3.0	$8,906	$8,974	(0.8)

Noninterest expense was up $87 million, or 3.0%, compared to the third quarter of 2024 primarily due to higher personnel expense, partially offset by lower other expense.

•Personnel expense increased primarily due to higher investments in talent in revenue producing businesses as well as the technology and risk infrastructure organizations, medical claims, and incentives.
•Other expense decreased primarily due to lower operating losses.

Noninterest expense was down $68 million, or 0.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower other expense, regulatory costs, and amortization of intangibles, partially offset by higher professional fees and outside processing expense, personnel expense, net occupancy expense, and marketing and customer development expense.

•Other expense decreased primarily due to a $150 million charitable contribution in 2024 and lower operating losses.
•Regulatory costs decreased primarily due to the FDIC special assessment in 2024.
•Amortization of intangibles decreased primarily due to the scheduled amortization for certain assets.
•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.
•Personnel expense increased due to higher investments in talent in revenue producing businesses as well as the technology and risk infrastructure organizations and higher medical claims, partially offset by lower expenses for other employee benefits.
•Net occupancy expense increased primarily due to higher real estate taxes and rent expense.
•Marketing and customer development expense increased primarily due to marketing initiatives.

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

Table 4: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Consumer and Small Business Banking	$663	$776	(14.6)%	$1,866	$2,384	(21.7)%
Wholesale Banking	1,150	1,040	10.6	2,967	2,859	3.8
Other, Treasury & Corporate	(361)	(377)	(4.2)	(880)	(6,577)	(86.6)
Truist Financial Corporation	$1,452	$1,439	0.9	$3,953	$(1,334)	NM

Truist Financial Corporation 55

Consumer and Small Business Banking

CSBB net income was $663 million for the third quarter of 2025, a decrease of $113 million compared to the third quarter of 2024.

•Segment net interest income decreased $78 million primarily driven by lower funding credit on deposits.
•The allocated provision for credit losses increased $47 million reflecting an allowance build in the current quarter.
•Noninterest income increased $24 million primarily due to increases in service charges on deposits and residential mortgage income.
•Noninterest expense increased $41 million compared to the earlier quarter driven by higher enterprise technology and payments charges and higher personnel expenses.

CSBB average loans and leases held for investment increased $8.7 billion, or 6.9%, for the third quarter of 2025 compared to the third quarter of 2024, primarily due to higher loan balances within indirect lending driven by the prime auto and Service Finance portfolios and within real estate lending driven by mortgage.

CSBB average total deposits increased $4.0 billion, or 1.9%, for the third quarter of 2025 compared to the third quarter of 2024, primarily driven by increases in money market and savings and noninterest-bearing deposits, partially offset by decreases in interest checking deposits.

Wholesale Banking

WB net income was $1.2 billion for the third quarter of 2025, an increase of $110 million compared to the third quarter of 2024.

•Segment net interest income increased $80 million primarily due to higher deposit spreads and higher loan and deposit balances, partially offset by lower loan yields.
•The allocated provision for credit losses decreased $60 million which reflects a decrease in net charge-offs and a higher net reserve release compared to the earlier quarter.
•Noninterest income increased $96 million compared to the earlier quarter driven by higher income from certain strategic investments, trading income, and wealth management income as well as increased income from lending related fees, partially offset by decreased income from capital markets activity.
•Noninterest expense increased $79 million compared to the earlier quarter primarily due to higher enterprise operations and functional support charges, partially offset by lower regulatory costs.

WB average loans held for investment increased $8.6 billion, or 4.9%, for the third quarter of 2025 compared to the third quarter of 2024, primarily due to increases in average commercial and industrial loan balances.

WB average total deposits increased $1.0 billion, or 0.7%, for the third quarter of 2025 compared to the third quarter of 2024, primarily due to increases in interest checking balances, partially offset by declines in average noninterest-bearing deposits and money market and savings.

Other, Treasury & Corporate

OT&C generated a net loss of $361 million in the third quarter of 2025, compared to a net loss of $377 million in the third quarter of 2024.

•Segment net interest income increased $25 million primarily due to lower funding credit on deposits to other segments, partially offset by lower funding charges on commercial loans to other segments.
•Noninterest income decreased $45 million primarily due to an increase in tax equivalent offset activity with the WB segment.
•Noninterest expense decreased $33 million compared to the earlier quarter primarily driven by increased credit from other segments for technology project support and enterprise operations and functional support, partially offset by increases in personnel expenses driven by higher investments in talent in technology and risk infrastructures.

56 Truist Financial Corporation

Consumer and Small Business Banking

CSBB net income was $1.9 billion for the nine months ended September 30, 2025, a decrease of $518 million compared to the prior year.

•Segment net interest income decreased $421 million primarily driven by lower funding credit on deposits.
•The allocated provision for credit losses increased $138 million primarily reflecting a net reserve build in the current period, partially offset by lower charge-offs in the credit card portfolio.
•Noninterest income increased $44 million primarily due to increased residential mortgage income.
•Noninterest expense increased $156 million driven by higher enterprise technology, operations, payments, and risk support charges, partially offset by lower regulatory costs and loan processing expense.

CSBB average loans and leases held for investment increased $5.7 billion, or 4.5%, for the nine months ended September 30, 2025 compared to the prior year driven primarily by increases within indirect lending driven by the prime auto and Service Finance portfolios and within real estate lending driven by mortgage.

CSBB average total deposits increased $1.0 billion, or 0.5%, for the nine months ended September 30, 2025 compared to the prior year primarily due to increases in average money market and savings and noninterest-bearing deposits, partially offset by decreases in interest-bearing checking deposits.

Wholesale Banking

WB net income was $3.0 billion for the nine months ended September 30, 2025, an increase of $108 million compared to the prior year.

•Segment net interest income increased $102 million primarily due to lower cost of deposits and higher funding credit on higher deposit balances, partially offset by lower loan yields.
•The allocated provision for credit losses decreased $154 million, which primarily reflects a decrease in net charge-offs as well as an increase in the net reserve release compared to the earlier period.
•Noninterest income increased $21 million primarily due to increased income from certain strategic investments, service charges on deposits, and lending related fees, partially offset by decreases in income from investment banking and trading.
•Noninterest expense increased $110 million primarily due to increases in enterprise operations and functional support charges, partially offset by lower regulatory costs.

WB average loans and leases held for investment increased $1.6 billion, or 0.9%, for the nine months ended September 30, 2025 compared to the prior year driven by increases in average balances in the commercial and industrial loan and commercial construction portfolios, partially offset by decreases in commercial real estate balances.

WB average total deposits increased $4.7 billion, or 3.4%, for the nine months ended September 30, 2025 compared to the prior year primarily due to specific increases in average interest-bearing checking balances, partially offset by decreases in noninterest-bearing deposits and money market and savings balances.

Other, Treasury, and Corporate

OT&C generated a net loss of $880 million for the nine months ended September 30, 2025, compared to a net loss of $6.6 billion in the prior year.

•Segment net interest income increased $541 million due to lower funding credit on deposits to other segments, the balance sheet repositioning in the prior period, and reinvesting cash flows into higher yielding securities, partially offset by the lower funding charges primarily on loans to other segments.
•Noninterest income increased $6.6 billion primarily due to securities losses resulting from the balance sheet repositioning in 2024.
•Noninterest expense decreased $334 million primarily driven by lower other expense due to a charitable contribution to the Truist Foundation in 2024 and increased credit from other segments for enterprise technology support expense, partially offset by increased professional fees and outside processing expense and salaries driven by higher investments in talent in technology and risk infrastructures.

Truist Financial Corporation 57

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $113.5 billion at September 30, 2025, compared to $118.1 billion at December 31, 2024. U.S. Treasury, GSE, and Agency MBS represented 99.7% of the total securities portfolio as of September 30, 2025 and December 31, 2024. The overwhelming majority of the portfolio is in agency MBS.

•The decrease in 2025 includes paydowns and maturities of $15.0 billion and sales of $1.1 billion, partially offset by purchases of $9.4 billion as well as an increase in the fair value of AFS securities.
•As of September 30, 2025 and December 31, 2024, 41% of the investment securities portfolio was classified as held-to-maturity based on amortized cost, excluding portfolio level basis adjustments associated with certain AFS securities.
•As of September 30, 2025, approximately 3.3% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 3.0% as of December 31, 2024.
•The effective duration of the AFS securities portfolio was 5.0 years at September 30, 2025 and December 31, 2024, excluding the impact of swaps, or 3.3 years at September 30, 2025 and December 31, 2024, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.2 years at September 30, 2025 and 7.0 years at December 31, 2024.

Lending Activities

The following table presents the composition of average loans and leases:

Table 5: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Commercial:
Commercial and industrial	$162,207	$158,491	$155,214	$153,209	$154,102
CRE	21,171	19,687	19,832	20,504	21,481
Commercial construction	8,258	8,613	8,734	8,261	7,870
Consumer:
Residential mortgage	57,676	56,789	55,658	54,390	53,999
Home equity	9,588	9,586	9,569	9,675	9,703
Indirect auto	24,964	24,158	23,248	22,790	22,121
Other consumer	31,714	30,387	29,291	29,355	29,015
Credit card	4,915	4,890	4,849	4,926	4,874
Total average loans and leases HFI	$320,493	$312,601	$306,395	$303,110	$303,165

Average loans and leases HFI were $320.5 billion, an increase of $7.9 billion, or 2.5%, compared to the prior quarter.

•Average commercial loans increased 2.6% due to an increase in the commercial and industrial and CRE portfolios.
•Average consumer loans increased 2.5% due to growth in the other consumer, residential mortgage, and indirect auto portfolios.

End of period loans and leases HFI were $323.7 billion, up $4.9 billion, or 1.6%, primarily due to increases in the CRE, commercial and industrial, other consumer, and indirect auto portfolios.

At September 30, 2025 and December 31, 2024, 54% and 53% of loans and leases HFI were variable rate, respectively.

58 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 6: Asset Quality
(Dollars in millions)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
NPAs:
NPLs:
Commercial and industrial	$800	$520	$586	$521	$575
CRE	98	128	294	298	302
Commercial construction	42	1	2	3	1
Residential mortgage	196	191	179	166	156
Home equity	103	107	114	116	118
Indirect auto	247	240	248	259	252
Other consumer	66	64	65	66	63
Total NPLs HFI	1,552	1,251	1,488	1,429	1,467
Loans held for sale	19	12	77	—	5
Total nonperforming loans and leases	1,571	1,263	1,565	1,429	1,472
Foreclosed real estate	4	4	4	3	3
Other foreclosed property	54	49	49	45	53
Total nonperforming assets	$1,629	$1,316	$1,618	$1,477	$1,528
Loans 90 days or more past due and still accruing:
Commercial and industrial	$3	$2	$5	$19	$5
CRE	—	—	—	1	—
Lease financing
Residential mortgage – government guaranteed	438	424	468	430	394
Residential mortgage – nonguaranteed	41	41	62	51	39
Home equity	6	6	6	9	7
Other consumer	27	24	23	23	22
Credit card	69	49	52	54	51
Total loans 90 days or more past due and still accruing	$584	$546	$616	$587	$518
Loans 30-89 days past due and still accruing:
Commercial and industrial	$73	$122	$118	$168	$116
CRE	6	34	12	60	10
Commercial construction	5	15	—	3	4
Residential mortgage – government guaranteed	327	330	284	318	305
Residential mortgage – nonguaranteed	344	365	347	401	366
Home equity	54	54	57	60	63
Indirect auto	620	582	484	622	596
Other consumer	241	239	246	236	233
Credit card	73	70	71	81	76
Total loans 30-89 days past due and still accruing	$1,743	$1,811	$1,619	$1,949	$1,769

Nonperforming assets totaled $1.6 billion at September 30, 2025, up $313 million compared to June 30, 2025, due to an increase in the commercial and industrial portfolio. Nonperforming loans and leases were 0.48% of loans and leases held for investment at September 30, 2025, up nine basis points compared to June 30, 2025.

Loans 90 days or more past due and still accruing totaled $584 million at September 30, 2025, up one basis point as a percentage of loans and leases compared with the prior quarter. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at September 30, 2025, up one basis point compared to June 30, 2025.

Loans 30-89 days past due and still accruing totaled $1.7 billion at September 30, 2025, down $68 million, or three basis points as a percentage of loans and leases, compared to the prior quarter primarily due to declines in the commercial and industrial, CRE, and residential mortgage portfolios, partially offset by an increase in the indirect auto portfolio.

Truist Financial Corporation 59

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

Table 7: Asset Quality Ratios
	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Loans 30-89 days past due and still accruing as a percentage of loans and leases	0.54%	0.57%	0.52%	0.64%	0.58%
Loans 90 days or more past due and still accruing as a percentage of loans and leases	0.18	0.17	0.20	0.19	0.17
NPLs as a percentage of loans and leases	0.48	0.39	0.48	0.47	0.48
NPLs as a percentage of total loans and leases(1)	0.48	0.39	0.51	0.46	0.48
NPAs as a percentage of:
Total assets(1)	0.30	0.24	0.30	0.28	0.29
Loans and leases plus foreclosed property	0.50	0.41	0.50	0.48	0.50
Net charge-offs as a percentage of average loans and leases	0.48	0.51	0.60	0.59	0.55
ALLL as a percentage of loans and leases	1.54	1.54	1.58	1.59	1.60
Ratio of ALLL to nonperforming loans and leases	3.2x	3.9x	3.3x	3.4x	3.3x
Loans 90 days or more past due and still accruing as a percentage of loans and leases, excluding government guaranteed(2)	0.05%	0.04%	0.05%	0.05%	0.04%
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest on government guaranteed loans is reasonably assured.

Table 8: Asset Quality Ratios
						As of/For the Year-to-Date
	Three Months Ended					Period Ended Sept. 30
	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	2025	2024
Net charge-offs as a percentage of average loans and leases:
Commercial:
Commercial and industrial	0.19%	0.22%	0.20%	0.27%	0.18%	0.21%	0.17%
CRE	0.44	0.71	1.29	0.66	1.12	0.80	1.51
Commercial construction	(0.03)	(0.02)	(0.02)	(0.02)	(0.01)	(0.02)	(0.03)
Consumer:
Residential mortgage	—	—	—	(0.01)	(0.01)	—	(0.01)
Home equity	(0.11)	(0.04)	(0.07)	(0.07)	(0.11)	(0.07)	(0.07)
Indirect auto	1.99	1.63	2.26	2.33	1.89	1.96	2.03
Other consumer	1.55	1.54	1.71	1.63	1.73	1.60	1.76
Credit card	3.13	4.84	5.21	5.10	5.04	4.38	5.31
Total	0.48	0.51	0.60	0.59	0.55	0.53	0.59

Ratio of ALLL to net charge-offs	3.3x	3.1x	2.6x	2.7x	2.9x	3.0x	2.7x
Ratios are annualized, as applicable.

60 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 9: Rollforward of NPAs
(Dollars in millions)	2025	2024
Balance, January 1	$1,477	$1,488
New NPAs	2,565	2,540
Advances and principal increases	356	397
Disposals of foreclosed assets(1)	(466)	(458)
Disposals of NPLs(2)	(265)	(144)
Charge-offs and losses	(894)	(975)
Payments	(938)	(1,043)
Transfers to performing status	(206)	(254)
Other, net	—	(23)
Ending balance, September 30	$1,629	$1,528
(1)Includes charge-offs and losses recorded upon sale of $207 million and $193 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale of $5 million and charge-offs and losses recorded upon sale of $1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Truist Financial Corporation 61

Table 10: Commercial and Industrial Portfolio Industry and Geography
	September 30, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$28,421	17.4%	$3	$24,271	15.7%	$28
Manufacturing	13,367	8.2	91	12,298	7.9	62
Retail trade	12,325	7.5	28	12,488	8.1	66
Health care and social assistance	11,979	7.3	67	12,154	7.8	129
Real estate and rental and leasing	11,700	7.2	2	11,354	7.3	3
Public administration	8,626	5.3	4	8,860	5.7	—
Wholesale trade	7,788	4.8	127	7,428	4.8	45
Information	7,179	4.4	196	5,235	3.4	66
Utilities	6,079	3.7	—	4,096	2.6	—
Educational services	4,933	3.0	—	4,478	2.9	—
Professional, scientific, and technical services	4,867	3.0	5	4,125	2.7	8
Transportation and warehousing	4,410	2.7	30	4,634	3.0	34
Arts, entertainment, and recreation	4,097	2.5	1	3,599	2.3	6
Accommodation and food services	3,225	2.0	25	2,935	1.9	9
Administrative and support and waste management and remediation services	3,084	1.9	47	3,022	2.0	—
Construction	3,024	1.8	7	2,607	1.7	10
Other(1)	10,948	6.6	119	12,211	7.9	23
Subtotal	146,052	89.3	752	135,795	87.7	489
Business owner occupied	17,555	10.7	48	19,053	12.3	32
Total commercial and industrial	$163,607	100.0%	$800	$154,848	100.0%	$521

Geography:
Florida	$19,069	11.7%	$37	$18,258	11.8%	$172
Texas	16,316	10.0	153	14,728	9.5	47
North Carolina	12,217	7.5	15	12,167	7.9	16
New York	11,881	7.3	78	11,379	7.3	50
Georgia	11,562	7.1	13	11,240	7.3	10
California	11,036	6.7	31	8,115	5.2	8
Virginia	8,907	5.4	3	9,343	6.0	7
Maryland	7,206	4.4	8	6,781	4.4	3
Pennsylvania	6,863	4.2	169	6,466	4.2	9
Tennessee	5,845	3.6	44	5,729	3.7	51
New Jersey	4,206	2.6	6	3,947	2.5	5
South Carolina	4,178	2.6	5	4,151	2.7	23
Illinois	3,824	2.3	18	3,639	2.4	20
Ohio	3,711	2.3	—	3,482	2.2	1
Other(2)	36,786	22.3	220	35,423	22.9	99
Total commercial and industrial	$163,607	100.0%	$800	$154,848	100.0%	$521
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Truist’s CRE and commercial construction portfolios totaled $30.4 billion as of September 30, 2025, which includes 38% related to multifamily residential, 23% related to industrial, 12% related to office, 12% related to retail, and the remainder composed of hotel and other commercial real estate.

Our combined CRE and commercial construction office portfolio is primarily composed of multi-tenant, non-gateway properties located within Truist Bank’s footprint. As of September 30, 2025, approximately 93% of these properties are multi-tenant or medical. Additionally, as of September 30, 2025, 11% and 26% of these exposures are scheduled to mature in 2025 and 2026, respectively, with the remainder scheduled to mature in 2027 and beyond.
62 Truist Financial Corporation

Table 11: CRE Portfolio Property Type and Geography
	September 30, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$7,199	32.1%	$5	$5,508	27.0%	$27
Industrial	5,516	24.6	1	4,303	21.1	3
Retail	3,663	16.3	4	3,530	17.3	33
Office	2,691	12.0	82	3,459	17.0	228
Hotel	1,722	7.7	—	1,891	9.3	—
Other(1)	1,623	7.3	6	1,672	8.3	7
Total CRE	$22,414	100.0%	$98	$20,363	100.0%	$298

Geography:
Georgia	$2,763	12.3%	$15	$2,010	9.9%	$80
Florida	2,762	12.3	7	2,594	12.7	26
Texas	2,226	9.9	4	1,599	7.9	6
North Carolina	2,221	9.9	1	2,212	10.9	10
New York	1,708	7.6	6	1,491	7.3	2
California	1,668	7.4	—	1,683	8.3	—
Pennsylvania	1,423	6.3	1	1,218	6.0	1
Virginia	1,008	4.5	—	1,108	5.4	3
Illinois	953	4.3	—	624	3.1	—
New Jersey	926	4.1	10	439	2.2	35
Maryland	916	4.1	—	713	3.5	8
Other(2)	3,840	17.3	54	4,672	22.8	127
Total CRE	$22,414	100.0%	$98	$20,363	100.0%	$298
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Table 12: Commercial Construction Portfolio Property Type and Geography
	September 30, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$4,377	54.5%	$—	$4,918	57.7%	$—
Industrial	1,627	20.3	—	1,680	19.7	—
Single Family - Construction to permanent	1,045	13.0	—	664	7.8	2
Office	413	5.1	41	627	7.4	—
Single Family - Acquisition and development and commercial land	203	2.5	—	187	2.2	1
Other(1)	362	4.6	1	444	5.2	—
Total commercial construction	$8,027	100.0%	$42	$8,520	100.0%	$3

Geography:
Texas	$1,232	15.3	$—	$1,345	15.8	$—
Georgia	1,195	14.9	—	1,294	15.2	—
Florida	1,151	14.3	—	1,138	13.4	—
North Carolina	982	12.2	—	992	11.6	1
California	443	5.5	—	492	5.8	—
Other(2)	3,024	37.8	42	3,259	38.2	2
Total commercial construction	$8,027	100.0%	$42	$8,520	100.0%	$3
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

See additional information on the commercial portfolios in “Note 5. Loans and ACL,” including loans by origination year and credit quality indicator.
Truist Financial Corporation 63

ACL

Activity related to the ACL is presented in the following tables:

Table 13: Activity in ACL
	Three Months Ended					Nine Months Ended September 30,
(Dollars in millions)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	2025	2024
Balance, beginning of period	$5,253	$5,166	$5,161	$5,140	$5,110	$5,161	$5,093
Provision for credit losses	436	488	458	471	448	1,382	1,399
Charge-offs:
Commercial and industrial	(98)	(120)	(102)	(119)	(96)	(320)	(276)
CRE	(25)	(38)	(70)	(51)	(65)	(133)	(265)
Residential mortgage	(1)	(1)	(1)	(1)	—	(3)	(2)
Home equity	(2)	(4)	(2)	(2)	(1)	(8)	(7)
Indirect auto	(150)	(127)	(154)	(158)	(143)	(431)	(433)
Other consumer	(155)	(146)	(154)	(148)	(152)	(455)	(458)
Credit card	(49)	(70)	(74)	(74)	(71)	(193)	(222)
Total charge-offs	(480)	(506)	(557)	(553)	(528)	(1,543)	(1,663)
Recoveries:
Commercial and industrial	20	31	24	15	26	75	72
CRE	2	3	7	17	5	12	17
Commercial construction	—	1	—	—	1	1	2
Residential mortgage	2	—	2	2	1	4	4
Home equity	5	4	4	3	4	13	13
Indirect auto	25	28	25	24	38	78	96
Other consumer	31	31	30	28	26	92	82
Credit card	10	12	11	11	9	33	27
Total recoveries	95	110	103	100	110	308	313
Net charge-offs	(385)	(396)	(454)	(453)	(418)	(1,235)	(1,350)
Other	1	(5)	1	3	—	(3)	(2)
Balance, end of period	$5,305	$5,253	$5,166	$5,161	$5,140	$5,305	$5,140
ACL:
ALLL	$4,988	$4,899	$4,870	$4,857	$4,842
RUFC	317	354	296	304	298
Total ACL	$5,305	$5,253	$5,166	$5,161	$5,140

The allowance for credit losses was $5.3 billion at September 30, 2025 and included $5.0 billion for the allowance for loan and lease losses and $317 million for the reserve for unfunded commitments. The ALLL ratio at September 30, 2025 was 1.54%, flat compared with June 30, 2025. The ALLL covered nonperforming loans and leases held for investment 3.2x at September 30, 2025, compared to 3.9x at June 30, 2025. At September 30, 2025, the ALLL was 3.3x annualized net charge-offs, compared to 3.1x at June 30, 2025.

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 14: Allocation of ALLL by Category
	September 30, 2025			December 31, 2024
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,336	26.9%	50.5%	$1,284	26.4%	50.7%
CRE	505	10.1	6.9	643	13.2	6.6
Commercial construction	260	5.2	2.5	257	5.3	2.8
Residential mortgage	221	4.4	17.8	204	4.2	18.1
Home equity	89	1.8	3.0	89	1.8	3.1
Indirect auto	1,020	20.4	7.9	955	19.7	7.5
Other consumer	1,132	22.7	9.9	994	20.5	9.6
Credit card	425	8.5	1.5	431	8.9	1.6
Total ALLL	4,988	100.0%	100.0%	4,857	100.0%	100.0%
RUFC	317			304
Total ACL	$5,305			$5,161

64 Truist Financial Corporation

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

Truist has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by Truist. Truist estimates credit losses on second lien loans where the first lien is delinquent based on historical experience; the increased risk of loss on these credits is reflected in the ALLL. As of September 30, 2025, Truist held or serviced the first lien on 32% of its second lien positions.

Other Assets

The components of other assets are presented in the following table:

Table 15: Other Assets as of Period End
(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Tax credit and other private equity investments	$9,705	$9,303
Bank-owned life insurance	7,873	7,801
Prepaid pension assets	7,407	7,238
Accounts receivable	2,126	1,904
Accrued income	2,093	2,069
Derivative assets	1,684	966
DTAs, net	1,644	1,945
Leased and related assets	1,426	1,352
FHLB stock	1,395	965
Prepaid expenses	1,063	1,061
ROU assets	1,059	1,015
Other	1,188	1,513
Total other assets	$38,663	$37,132

Truist Financial Corporation 65

Funding Activities

Deposits

The following table presents average deposits:

Table 16: Average Deposits
	Three Months Ended
(Dollars in millions)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Noninterest-bearing deposits	$105,751	$106,686	$105,895	$107,968	$106,080
Interest checking	109,244	116,193	109,208	107,075	103,899
Money market and savings	136,515	135,607	136,897	138,242	136,639
Time deposits	45,090	41,997	40,204	36,757	37,726
Total average deposits	$396,600	$400,483	$392,204	$390,042	$384,344

Average deposits for the third quarter of 2025 were $396.6 billion, a decrease of $3.9 billion, or 1.0%, compared to the second quarter of 2025 primarily due to lower short-term client deposits.

Average noninterest-bearing deposits decreased 0.9% compared to the prior quarter and represented 26.7% of total deposits for the third quarter of 2025 compared to 26.6% for the second quarter of 2025. Average interest checking deposits decreased 6.0%. Average money market and savings accounts increased 0.7%. Average time deposits increased 7.4%.

Borrowings

At September 30, 2025, short-term borrowings totaled $29.4 billion, an increase of $171 million compared to December 31, 2024. Average short-term borrowings were $27.8 billion and $24.3 billion for the nine months ended September 30, 2025 and 2024, respectively.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $41.7 billion at September 30, 2025, an increase of $6.8 billion compared to December 31, 2024. During the nine months ended September 30, 2025, the Company had:

•Net issuances of $7.9 billion floating rate FHLB advances.
•Maturities and redemptions of $5.4 billion of senior notes and $1.3 billion of subordinated notes.
•Issuances of $4.6 billion of primarily fixed-to-floating rate senior notes with a weighted average interest rate of 4.74% due between May 20, 2027 and September 26, 2033 and $500 million of floating rate senior notes due July 24, 2028.

In October 2025, Truist issued $1.3 billion principal amount of fixed-to-floating rate senior holding company notes with an interest rate of 4.96% due October 23, 2036, and Truist Bank issued $1.3 billion principal amount of fixed-to-floating rate senior bank notes with an interest rate of 4.14% due October 23, 2029.

In October 2025, Truist redeemed all $750 million principal amount outstanding of its fixed-to-floating rate senior holding company notes due October 28, 2026.
66 Truist Financial Corporation

Shareholders’ Equity

Truist’s book value per common share and TBVPS are presented in the following table:

Table 17: Book Value per Common Share
(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2025	Dec 31, 2024
Common equity per common share	$46.70	$43.90
Non-GAAP capital measure:(1)
Tangible common equity per common share	$32.57	$30.01
Calculation of tangible common equity:(1)
Total shareholders’ equity	$65,646	$63,679
Less:
Preferred stock	5,907	5,907
Goodwill and intangible assets, net of deferred taxes	18,076	18,274
Tangible common equity	$41,663	$39,498

Common shares outstanding at end of period	1,279,246	1,315,936
(1)Tangible common equity is a non-GAAP measure that excludes the impact of intangible assets, net of deferred taxes. This measure is useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses this measure to assess balance sheet risk and shareholder value.

Total shareholders’ equity was $65.6 billion at September 30, 2025, an increase of $2.0 billion from December 31, 2024. This increase includes $4.0 billion in net income and $1.8 billion in OCI, partially offset by $2.3 billion in common and preferred dividends and $1.8 billion in common share repurchases, including excise taxes. For the third quarter of 2025, the dividend payout ratio was 50% and the total payout ratio was 87%. Truist’s book value per common share at September 30, 2025 was $46.70, compared to $43.90 at December 31, 2024. Truist’s TBVPS of $32.57 at September 30, 2025, increased 8.5% compared to December 31, 2024.
Truist Financial Corporation 67

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

Truist has developed a risk management taxonomy to provide for the identification and classification of risk elements at Truist. The objective of the risk management taxonomy is to define enterprise-wide categorization for elements used in risk management activities, establish consistently applied language, and enable data analysis, aggregation, and reporting. Primary risk types are the highest categories of risk in our risk management taxonomy. We recently updated our primary risk types to include financial crimes risk. The other seven primary risk types in our current risk management taxonomy are market, credit, liquidity, technology, compliance, strategic, and operational risks. See Item 1, “Business”, Item 1A, “Risk Factors”, and the “Risk Management” section of MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these primary risk types.

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

68 Truist Financial Corporation

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

Table 18: Interest Sensitivity Simulation Analysis
	Sep 30, 2025	Dec 31, 2024
Up 200bps gradual change in interest rates	0.7%	1.1%
Up 50bps instantaneous change in interest rates	0.5	0.6
Down 50bps instantaneous change in interest rates	(0.7)	(0.8)
Down 200bps gradual change in interest rates	(1.8)	(2.1)

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

Truist Financial Corporation 69

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

Securitizations

As of September 30, 2025, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $120 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics, including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of September 30, 2025.

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

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and nine months ended September 30, 2025 and 2024. Average VaR measures in the three and nine months ended September 30, 2025 were higher compared to the three and nine months ended September 30, 2024 primarily due to elevated market volatility in April 2025.

70 Truist Financial Corporation

Table 19: VaR-based Measures
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$35	$12	$28	$10	$63	$15	$28	$12
Average	22	8	21	6	23	9	21	7
Minimum	14	6	12	4	9	4	12	4
Period-end	28	8	22	6	28	8	22	6
VaR by Risk Class:
Interest Rate Risk		5		7		5		7
Credit Spread Risk		5		9		5		9
Equity Price Risk		7		4		7		4
Foreign Exchange Risk		1		1		1		1
Portfolio Diversification		(11)		(15)		(11)		(15)
Period-end		8		6		8		6

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

Table 20: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Maximum	$147	$198	$287	$209
Average	94	151	133	137
Minimum	56	114	56	69
Period-end	127	173	127	173

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

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there was one Company-wide VaR backtesting exception during the twelve months ended September 30, 2025. The backtesting exception was driven by tariff-related market volatility. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
Truist Financial Corporation 71

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
72 Truist Financial Corporation

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

Contingency Funding Plan

Truist has a contingency funding plan designed to address ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization’s liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction. On a quarterly basis, Truist conducts testing of market access for alternative sources of funds (e.g. FRB, discount window, standing repo facility, etc.) to test operational readiness. On a periodic basis, Truist conducts a table-top test of the Contingency Funding Plan to assess reliability of the plan during liquidity stress events and to simulate the operational elements of the plan such as communications, coordination, and decision-making.

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $91.2 billion and Truist’s average LCR was 110% for the three months ended September 30, 2025.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At September 30, 2025, Truist was compliant with this requirement.

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

Table 21: Selected Liquidity Sources
(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Unused borrowing capacity:
FRB	$82,361	$72,040
FHLB	24,947	31,411
Available investment securities (at fair value)	69,612	68,212
Available secured borrowing capacity	176,920	171,663
Eligible cash at the FRB	31,313	33,717
Total	$208,233	$205,380
Truist Financial Corporation 73

At September 30, 2025, Truist Bank’s available secured borrowing capacity represented approximately 4.1 times the amount of wholesale funding maturities in one year or less.

Parent Company

The Parent Company serves as the primary source of capital for its operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, advances to subsidiaries, and notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, payments on and, from time-to-time, potential repurchases or redemptions of a portion of an outstanding tranche of long-term debt of the Parent Company (as may be permitted by the terms of each respective series), and the redemption of preferred stock. See “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2025, the Parent Company held cash on hand to meet these requirements.

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

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of September 30, 2025:

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

74 Truist Financial Corporation

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
(1)Reflects Truist’s SCB requirement, received in the 2024 CCAR process, of 2.8% applicable from October 1, 2024 through September 30, 2025. Beginning on October 1, 2025, through September 30, 2026, Truist will be subject to a 2.5% SCB received in the 2025 CCAR process.

The Parent Company’s capital ratios are presented in the following table:

Table 24: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Sep 30, 2025	Dec 31, 2024
Risk-based:	(preliminary)
CET1	11.0%	11.5%
Tier 1 capital	12.3	12.9
Total capital	14.2	15.0
Leverage ratio	10.2	10.5
Supplementary leverage ratio	8.5	8.8
Risk-weighted assets	$438,467	$418,337

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

Capital ratios remained strong compared to the regulatory requirements for well capitalized banks. Truist’s CET1 ratio was 11.0% as of September 30, 2025, flat compared to June 30, 2025 as capital returned to shareholders and an increase in risk-weighted assets was offset by current quarter earnings.

Truist declared common dividends of $0.52 per share during the third quarter of 2025 and repurchased $500 million of common stock. For the third quarter of 2025, the dividend payout ratio was 50%, and the total payout ratio was 87%.

Truist Financial Corporation 75

Truist completed the 2025 CCAR process and received a SCB requirement of 2.5% for the period October 1, 2025 to September 30, 2026, down 30 basis points from the SCB requirement for the period October 1, 2024 to September 30, 2025.

Share Repurchase Activity

Table 25: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)
July 1, 2025 to July 31, 2025	11,099	$45.05	11,099	$2,250
August 1, 2025 to August 31, 2025	—	—	—	2,250
September 1, 2025 to September 30, 2025	—	—	—	2,250
Total	11,099	$45.05	11,099
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

76 Truist Financial Corporation

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

Truist Financial Corporation 77

The Company monitored events and circumstances during the period from January 1, 2025 to September 30, 2025, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2024 quantitative impairment test, and the sensitivity of the October 1, 2024 quantitative results to changes in assumptions as of September 30, 2025. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2025.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

78 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Equity Interest Purchase Agreement, dated as of February 20, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed February 20, 2024.
2.2	Amendment No. 1 to Equity Interest Purchase Agreement, dated as of May 6, 2024, by and among Trident Butterfly Investor, Inc., Panther Blocker I, Inc., Panther Blocker II, Inc., Truist Bank, Truist TIH Holdings, Inc., Truist TIH Partners, Inc., TIH Management Holdings, LLC, TIH Management Holdings II, LLC and Truist Insurance Holdings, LLC	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed May 10, 2024.
3.1	Bylaws of Truist Financial Corporation, as Amended and Restated, Effective July 29, 2025.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed August 1, 2025.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
Truist Financial Corporation 79

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	October 30, 2025	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

80 Truist Financial Corporation