Form 10-K
period 2025-12-31
TRUIST FINANCIAL CORP
filed 2026-02-24
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At January 31, 2026, the Company had 1,249,168,322 shares of its common stock, $5 par value, outstanding. As of June 30, 2025, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $55.4 billion. Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

*
For information regarding executive officers, refer to “Information about our Executive Officers” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1—Election of Directors—Nominees for Election as Directors,” “Board and Committee Governance Matters—Director Nominations and Refreshment,” “Other Corporate Policies and Practices—Ethics at Truist,” “Board and Committee Governance Matters—Committees of the Board—Audit Committee,” and “Compensation Discussion and Analysis—Section 7—Related Policies and Practices—Insider Trading, Hedging, and Pledging Policies” in the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report on Executive Compensation,” “Compensation of Named Executive Officers,” “Pay Ratio Disclosure,” and “Compensation of Directors” in the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II of this report. The other information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Stock Ownership Information” in the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Board and Committee Governance Matters—Director Independence” and “Board and Committee Governance Matters—Policies and Procedures for Approving Related Person Transactions” in the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Proposal 3—Ratification of the Appointment of Our Independent Registered Public Accounting Firm—Fees to Independent Registered Public Accounting Firm” and “Proposal 3—Ratification of the Appointment of Our Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policy” in the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
AI	Artificial intelligence, including machine learning and other types of artificial intelligence
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/Liability management
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
ATM	Automated teller machine
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
BSA	Bank Secrecy Act
BTC	Joint Technology Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
CCAR	Comprehensive Capital Analysis and Review
CCB	Capital Conservation Buffer
CCyB	Countercyclical Capital Buffer
CD	Certificate of deposit
CDI	Core deposit intangible
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CIO	Chief Information Officer of Truist Financial Corporation
CSO	Chief Security Officer of Truist Financial Corporation
CMO	Collateralized mortgage obligation
CODM	Chief Operating Decision Maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRO	Chief Risk Officer of Truist Financial Corporation
CSBB	Consumer and Small Business Banking, an operating segment
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
ECRC	Enterprise Credit Risk Committee
EPS	Earnings per common share
ERC	Enterprise Risk Committee
ERISA	Employee Retirement Income Security Act of 1974
ERM Framework	Enterprise Risk Management Framework
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FinCen	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
GSE	U.S. government-sponsored enterprise
GSIBs	Global systemically important banks
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
Truist Financial Corporation 1

Term	Definition
IDI	Insured depository institution
IPV	Independent price verification
IRC	Internal Revenue Code
IRR	Interest rate risk
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
MSR	Mortgage servicing rights
MSRB	Municipal Securities Rulemaking Board
NA	Not applicable
NCCOB	North Carolina Office of the Commissioner of Banks
NFA	National Futures Association
NII	Net interest income
NIM - TE	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
OTC	Over-the-counter
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PSU	Performance share units
REIT	Real estate investment trust
RMO	Risk Management Organization
ROTCE	Return on average tangible common equity, a non-GAAP measure
ROU assets	Right-of-use assets
RSA	Restricted stock award
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBA	Small Business Administration
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBVPS	Tangible book value per common share, a non-GAAP measure
TE	Taxable-equivalent
TIH	Truist Insurance Holdings, LLC, an entity sold on May 6, 2024
TMRO	Treasury & Market Risk Oversight
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. DOJ	United States Department of Justice
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
UTB	Unrecognized tax benefit
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment
2 Truist Financial Corporation

Forward-Looking Statements and Other Terms

From time to time we have made, and in the future will make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “believe,” “expect,” “anticipate,” “intend,” “pursue,” “seek,” “continue,” “estimate,” “project,” “outlook,” “forecast,” “potential,” “target,” “objective,” “trend,” “plan,” “goal,” “initiative,” “priorities,” or other words of comparable meaning or future-tense or conditional verbs such as “may,” “will,” “should,” “would,” or “could.” Forward-looking statements convey our current expectations, intentions, or forecasts about future events, circumstances, or results. In particular, forward‑looking statements include statements about (i) Truist’s purpose, mission, and values serving as a competitive advantage that strengthens its ability to provide financial products and services to clients in its markets; (ii) steps taken that will position Truist for sustainable growth; (iii) our strategic objectives included in the “Strategy” section in “Item I. Business” and in the “Key Areas of Focus” section in MD&A; (iv) Truist aiming to lend to a diverse client base that is geographically dispersed; (v) our interest‑rate risk positioning and modeled interest‑sensitivity results; (vi) payments related to certain indemnification obligations or guarantees not materially changing the financial position or results of operations of Truist; and (vii) no events or changes occurring since December 31, 2025 that would change the designation of Truist or Truist Bank as well-capitalized for regulatory purposes.

This report, including any information incorporated by reference in this report, contains forward-looking statements. For example, forward-looking statements also include statements about the anticipated effects of our January 1, 2026 enhancement to nonaccrual criteria for certain indirect auto loans. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, and others. All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond our control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, and results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, and uncertainties could be complete, some of the factors that may cause actual results or other future events or circumstances to differ from those in forward-looking statements include:

•changes in monetary, fiscal, and trade laws or policies, including tariffs or interest rates;
•evolving political, geopolitical, business, social, economic, and market conditions at the local, regional, national, and international levels;
•our ability to effectively address economic, business, or market deterioration, slowdowns or disruptions;
•disruptions and shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including financial or systemic shocks and volatility or changes in market liquidity, interest or currency rates, or valuations;
•changes in business and consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;
•negative market perceptions of our investment portfolio or its value;
•our ability to manage credit risk, including in connection with the loans that we originate or purchase;
•the credit, liquidity, or other financial condition of our clients, counterparties, service providers, or competitors;
•our ability to cost-effectively fund our businesses and operations, including by accessing long- and short-term funding and liquidity and by retaining and growing client deposits;
•our ability to manage any unexpected outflows of uninsured deposits and, in such a circumstance, to access substitute funding, and avoid selling investment securities or other assets at an unfavorable time or at a loss;
•changes in our credit ratings and the related effects on our funding costs, ability to attract or retain funding, and relationships with clients and counterparties;
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
•our ability to keep pace with changes in technology, including technology-driven products and services relating to AI, that affect us or our clients, counterparties, service providers, or competitors or to maintain rights or interests in associated intellectual property;
•our ability to manage system failures or disruptions affecting operations, communications, or other systems or processes;
•our ability to identify, assess, monitor, and mitigate physical-security and cybersecurity risks, including denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction;
•the performance, availability, and resilience of third-party service providers on whom we rely in delivering products and services to our clients and otherwise in conducting our business and operations;
•the adequacy and effectiveness of our corporate governance, risk-management framework, compliance programs, and internal controls over financial reporting, including our ability to identify, assess, monitor, and mitigate risks, remediate lapses or deficiencies in financial reporting, and make appropriate estimates;
•our ability to develop, maintain, and market our products or services and to manage risks and unanticipated costs or liabilities associated with those products or services;
•our ability to satisfactorily and profitably perform loan servicing and similar obligations;
•the legal, regulatory, and supervisory environment, including changes in financial services legislation, regulation, policies, or government leadership or personnel;
•U.S. and international regulatory capital and liquidity requirements and standards and their effects on our capital and liquidity levels, ratios, buffers, and targets, and our ability to pay or increase dividends, repurchase shares, or take other capital actions;
•our ability to address scrutiny and expectations from supervisory or other governmental authorities and to timely and credibly remediate related concerns or deficiencies;
•judicial, regulatory, and administrative inquiries, examinations, investigations, proceedings, disputes, or rulings that create uncertainty for or are adverse to us or the financial services industry;
•the outcomes of judicial, regulatory, and administrative inquiries, examinations, investigations, proceedings, disputes, or rulings to which we are or may be subject (either directly or indirectly through our ownership interests in other entities) and our ability to absorb and address any damages or other remedies that are sought or awarded and any collateral consequences;
•our ability to execute strategic and operational plans, including with respect to accelerating growth, improving profitability, investing in talent, technology, and risk infrastructure, maintaining expense, credit, and risk discipline, and returning capital to shareholders;
•our ability to innovate, to anticipate the needs of current or future clients, or to make timely and effective technology investments and enhancements to meet client expectations;
•our ability to compete successfully, to increase or maintain market share in changing competitive environments, or to address pricing or other competitive pressures, including competition from banks and nonbanks and the effects of digital assets, cryptocurrencies, stablecoins, tokenization, and other emerging products, services, and technologies relating to deposits, lending, and payments;
•changes in our corporate and business strategies, the composition of our assets, or the way in which we fund those assets;
•our ability to successfully make and integrate acquisitions and to effect divestitures, which may include regulatory approvals and conditions;
•the efficacy of our methods or models in assessing business strategies or opportunities or in valuing, measuring, estimating, monitoring, or managing positions or risk;
•evolving accounting standards and policies and related changes to interpretations;
•damage to our brand or negative public opinion or adverse publicity affecting us, our leaders, or our service providers, including the impact on our relationships with clients, teammates, and other stakeholders;
•our ability to attract, hire, and retain key teammates and to engage in adequate succession planning;
•our ability to identify, assess, monitor, and mitigate the risk of fraud or misconduct by internal or external parties, including potential losses that may result;
•policies and other actions of governments to manage and mitigate climate and related environmental risks, and the effects of climate change or the transition to a lower-carbon economy on our business, operations, and reputation;
•natural or other disasters, calamities, and conflicts, including terrorist events, cyber-warfare, and pandemics that impact us or our clients, teammates, or service providers; and
•other assumptions, risks, or uncertainties described in this report or the Company’s subsequent quarterly or current reports.

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
Truist Financial Corporation 3

ITEM 1. BUSINESS

Truist Financial Corporation is a purpose-driven financial services company committed to inspiring and building better lives and communities. Headquartered in Charlotte, North Carolina, Truist has leading market share in many of the high-growth markets in the U.S. and offers a wide range of products and services through its WB and CSBB operating segments, including consumer and small business banking, commercial and corporate banking, investment banking and capital markets, wealth management, payments, and specialized lending businesses. Refer to the “Segment Results” section in MD&A and “Note 21. Operating Segments” for additional information on the Company’s reportable segments.

Truist Bank, the largest subsidiary of Truist Financial Corporation, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank is one of the 10 largest commercial banks in the U.S. and provides banking and trust services for clients through its digital platform and 1,927 branches as of December 31, 2025.

Product and Services

Truist offers a wide range of banking services to individuals, businesses, and municipalities. We offer a variety of loans and lease financing to consumer and wholesale clients primarily within our geographic footprint, including commercial and industrial, commercial real estate, commercial construction, residential mortgage, home equity, indirect auto, other consumer, and credit card lending. We also provide a wide range of non-lending services to consumer and wholesale clients, including deposits, merchant services, treasury management services, trust and retirement services, comprehensive wealth advisory services, investment brokerage services, asset management, and capital markets services. For additional information about lending and non-lending products and services offered by Truist, see the “Lending Activities” section in MD&A and “Note 21. Operating Segments,” respectively.

Market Area

The following table details Truist Bank’s deposit market share and branch locations by state:

Table 1: Deposit Market Share and Branch Locations by State
	% of Truist’s Deposits(2)	Deposit Market Share Rank(2)	Number of Branches(3)
Florida	22%	4th	441
Georgia	21	1st	202
Virginia	14	3rd	259
North Carolina(1)	13	2nd	276
Maryland	7	3rd	138
Tennessee	5	5th	98
Pennsylvania	4	12th	136
South Carolina	4	3rd	95
Texas	3	18th	96
West Virginia	2	2nd	42
Kentucky	2	6th	53
Washington, D.C.	1	5th	18
Alabama	1	6th	49
New Jersey	1	24th	20
Other states	—	NA	4
(1)Deposit market share rank excludes home office deposits.
(2)Source: www.FDIC.gov data as of June 30, 2025.
(3)As of December 31, 2025.

4 Truist Financial Corporation

Competition

The financial services industry is intensely competitive and constantly evolving. Management believes that Truist’s purpose, mission, and values, including a caring client-first approach, are a competitive advantage that strengthens the Company’s ability to provide financial products and services to businesses and individuals in its markets. Legislative, regulatory, economic, and technological changes, as well as continued consolidation within the industry, have resulted in increased competition from new and existing market participants, which is expected to continue in the future. Truist competes actively with national, regional, and local financial services providers, including banks, thrifts, credit unions, investment advisers, asset managers, securities brokers and dealers, private-equity funds, hedge funds, mortgage-banking companies, finance companies, limited-purpose banks, and financial technology companies. Nonbanking entities, including financial technology companies, have increased competition in recent years by providing financial products and services directly to customers and indirectly through partnerships. Competition is arising as well from limited-purpose banks and nonbanks involved in digital assets, stablecoins, cryptocurrencies, tokenization, and similar products, services, and technologies that enable financial services and transactions without or with less intermediation by commercial banks. The Company continues to make significant investments to develop its digital platform, including enhancements to its mobile and online applications, in an effort to compete effectively.

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

Truist Financial Corporation 5

Strategy

In 2025, our work centered around five core strategic priorities:

•Execute strategic growth and profitability initiatives in both WB and CSBB including:
◦In WB, capture more of the commercial middle market with an industry banking strategy, continue momentum in Investment Banking and Capital Markets, generate additional fee income from existing clients in Wealth, and deepen and grow existing client relationships in Wholesale Payments.
◦In CSBB, grow deposits with a focus on Premier clients, increase client acquisition, deepen client relationships, and drive digital acquisition and client engagement.
•Drive positive operating leverage through revenue growth and expense discipline.
•Invest in talent, technology, and our risk infrastructure.
•Maintain our credit and risk discipline.
•Return capital to shareholders through our common stock dividend and share repurchases.

Looking ahead, our strategic priorities remain unchanged. By successfully executing on them, we seek to accelerate revenue growth, drive greater positive operating leverage, and return more capital to shareholders, all while maintaining our risk discipline. These outcomes are central to driving improved profitability.

Challenges and unforeseen events could have an adverse impact on Truist’s financial condition, results of operations, and strategy. Refer to the sections titled “Forward-Looking Statements and Other Terms” and “Item 1A. Risk Factors” for examples of such challenges and events.

Regulatory and Supervisory Considerations

We are subject to an extensive regulatory framework that affects the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take, including our ability to make distributions to shareholders. Bank regulation and supervision are intended primarily for the protection of depositors and other customers, the DIF, and the role and stability of the U.S. financial system, rather than for the protection of shareholders and non-deposit creditors.

We are supervised by federal and state governmental agencies that conduct comprehensive examinations of our activities. These agencies have broad authority to enforce many of the statutes, regulations, and other laws that apply to us. If one or more of our supervisors determine that we have failed to comply with applicable law, comport with safe and sound practices, or meet supervisory expectations, they may take formal or informal enforcement actions against us or assign supervisory ratings to us that could restrict or otherwise impact our businesses or operations. In addition, we are subject to the rules and oversight of the self-regulatory organizations to which we belong.

This section describes elements of the regulatory framework that applies to us. These descriptions, however, are qualified in their entirety by the full text and judicial or administrative interpretations of applicable laws and may not cover possible or proposed changes to applicable laws. Portions of these laws may be subject to ongoing or future litigation or administrative actions that may affect their scope or interpretation and their applicability to or impact on Truist.

General

Truist Financial Corporation, a BHC that has elected to be an FHC, is subject to the BHCA and consolidated regulation and supervision by the FRB.

Truist Bank, a North Carolina state-chartered commercial bank that is not a member of the Federal Reserve System, is subject to regulation and supervision by the NCCOB and the FDIC. Truist Bank and its affiliates are also subject to regulation and supervision by the CFPB in relation to certain federal consumer financial protection laws.

Truist and certain of its subsidiaries are subject to federal and state laws governing derivatives transactions, securities underwriting, market making, brokerage, and investment advisory activities and are regulated and supervised by the SEC, the CFTC, FINRA, the MSRB, and the NFA.

Supervisory examination topics include earnings, liquidity, sensitivity to market risk, regulatory capital, asset quality, risk management, compliance, internal controls, information technology, and management and board effectiveness. Following examinations, Truist and Truist Bank are assigned supervisory ratings. These ratings together with examination reports and findings, which are considered confidential supervisory information, can have a significant impact on our business, operations, growth, and profitability.

6 Truist Financial Corporation

Our supervisors may also impose civil money penalties or restrictions and limitations on our activities if they determine that we have failed to comply with applicable law, including by engaging in unfair, deceptive, or abusive acts or practices, or have operated in an unsafe or unsound manner.

The content of the regulatory framework and the intensity of supervision have in the past and are likely in the future to vary over time based on factors such as prevailing economic and political conditions, the policy preferences of relevant government agencies, the perceived performance of the financial services industry, the size of the company, and the jurisdiction in which the company is organized or operates. This variation has in the recent past and may in the future be frequent and uncertain.

Refer to “Item 1A. Risk Factors” for more information on legal, regulatory, and compliance risks.

FHC Regulation

Truist has elected to be treated as an FHC. As long as an FHC maintains its standing as an FHC, it may engage in a broader range of activities than would otherwise be permissible for a BHC, such as securities underwriting, merchant banking, and other activities that are financial in nature or incidental or complementary thereto. If certain conditions are met, FHCs may acquire shares of nonbank companies, with any acquisition of a nonbank company or voting shares of a nonbank company with total consolidated assets of $10 billion or more subject to the prior approval of the FRB. To maintain its standing as an FHC, an FHC and its IDI subsidiaries must be well-capitalized and well managed as defined by applicable law, and any IDI subsidiary must have at least a satisfactory CRA rating. If the FRB determines that an FHC is not well-capitalized or well managed, the FRB may impose corrective capital and managerial requirements on the FHC, which could affect resources and limit amounts otherwise available to creditors and shareholders. In such a situation, the FRB may also place limitations on the ability of an FHC to conduct certain business activities that FHCs are generally permitted to conduct as well as the FHC’s ability to make certain acquisitions. If the failure to meet these standards persists, an FHC may be required to divest its IDI subsidiaries or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of an FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities that may be conducted by BHCs that are not FHCs.

Federal law requires an FHC to act as a source of financial and managerial strength for its subsidiary IDIs. In times of severe financial stress, the obligation to serve as a source of strength could cause Truist to commit significant resources to supporting Truist Bank that otherwise would be available to Truist’s creditors and shareholders.

Resolution Planning

As a Category III banking organization, Truist is required to submit a plan to the FRB and the FDIC periodically for Truist’s orderly resolution in the event of severe financial stress (a “165(d) Resolution Plan”). If the agencies were to determine that Truist’s 165(d) Resolution Plan is not credible, they would provide a joint notice identifying one or more deficiencies that could undermine the feasibility of the plan. If Truist were to receive such a notice and fail to timely submit a revised 165(d) Resolution Plan or adequately address the identified deficiencies, the agencies may subject Truist to formal or informal enforcement actions, including more stringent capital, leverage, or liquidity requirements or restrictions on growth, activities, or operations. Truist submitted its most recent 165(d) Resolution Plan on September 30, 2025. The next targeted plan is due July 1, 2028.

In addition, as an IDI with over $50 billion in assets, Truist Bank is required to periodically submit to the FDIC a separate bank-level resolution plan (an “IDI Resolution Plan”). In 2024, the FDIC adopted a final rule that significantly modified the required frequency and informational content of IDI Resolution Plans. As a result of the rule, Truist Bank must submit a full IDI Resolution Plan to the FDIC every three years and an interim supplement in other years. The final rule introduced a new credibility standard for evaluating the adequacy of IDI Resolution Plan submissions, set expectations for capabilities testing, and contemplated increased engagement between IDIs and examiners. The application of the new credibility standard may require the exercise of a meaningful degree of judgment by the FDIC. If Truist Bank’s IDI Resolution Plan were not to satisfy the credibility standard or any other provision of the rule, the FDIC may require Truist Bank to revise portions of it. If Truist Bank were to fail to timely submit a revised IDI Resolution Plan or adequately address the identified deficiencies, the FDIC may subject Truist Bank to formal or informal enforcement actions. Truist Bank’s first interim supplement was submitted on July 1, 2025, and its full IDI Resolution Plan submission is due July 1, 2026.

Enhanced Prudential Standards and Regulatory Tailoring Rules

U.S. BHCs, including Truist, are subject to a range of prudential standards and requirements based on their size and complexity. Under tailoring rules adopted by the U.S. banking agencies, Truist is subject to the standards and requirements applicable to Category III banking organizations, which generally include BHCs with greater than $250 billion, but less than $700 billion, in total consolidated assets and less than $75 billion in certain risk-related exposures.

Truist Financial Corporation 7

Truist is therefore subject to more stringent liquidity and capital requirements, leverage limits, internal and supervisory stress testing requirements, single-counterparty credit limits, resolution planning requirements, and enhanced risk management standards compared to smaller institutions, while certain larger banking organizations are subject to even more stringent prudential standards and requirements than Truist.

Capital Requirements

Truist and Truist Bank are subject to risk-based and leverage regulatory capital requirements, which are established by the FRB for Truist and by the FDIC for Truist Bank. Failure of an FHC or an IDI to be well-capitalized as defined by applicable law or to meet minimum capital requirements can result in enforcement and other supervisory actions and have a significantly adverse impact on the institution’s business and operations.

The U.S. risk-based regulatory capital rules are based on the Basel Framework developed by the BCBS for strengthening the regulation, supervision, and risk management of banks as well as certain provisions of the Dodd-Frank Act. These rules prescribe minimum capital levels and allow the FRB and the FDIC to impose incremental capital requirements on a banking organization based on its size, complexity, or risk profile to enhance its ability to operate in a safe and sound manner. Under the standardized approach of the regulatory capital rules that Truist and Truist Bank are required to use, risk weights are applied to their assets, exposures, and certain off-balance sheet items to determine their risk-weighted assets. These risk-weighted assets are the denominator in the following minimum capital ratios for Truist and Truist Bank:

•CET1 Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity and retained earnings, subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and AOCI. Truist must maintain a minimum CET1 capital ratio of 4.5% plus any additional CET1 mandated as a result of the SCB requirement.
•Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily composed of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments. Truist must maintain a minimum Tier 1 capital ratio of 6.0%.
•Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes certain trust preferred securities. Truist must maintain a minimum total capital ratio of 8.0%.

Under the FRB’s capital framework for BHCs, Truist is subject to the SCB, an incremental risk-based capital requirement determined from supervisory stress test results. The SCB is equal to the greater of (i) the difference between Truist’s starting and minimum projected CET1 capital ratios under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of its planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5% of risk-weighted assets. Truist is required to describe its planned capital actions in its CCAR capital plan but is not required to seek prior approval for capital distributions in excess of those included in its CCAR capital plan. Instead, Truist is subject to automatic restrictions on capital distributions if its capital ratios fall below applicable minimum requirements, inclusive of the SCB. Refer to the section titled “Capital Planning and Stress Testing Requirements” for more information on the CCAR capital plan.

The FRB has assigned Truist an SCB of 2.5%, which was effective from October 1, 2025 to September 30, 2026, when a revised SCB ordinarily would be provided to Truist. On February 4, 2026, the FRB notified Truist of a determination to extend until October 1, 2027, the deadlines for providing Truist with notice of its preliminary and final SCB requirements calculated in 2026. The FRB explained that its proposal from October 2025, seeking public comment on the models that the FRB planned to use for the 2026 supervisory stress test was still outstanding and was not expected to be finalized before conducting the 2026 supervisory stress test. As a result, absent further action from the FRB, Truist will continue to be subject to its current SCB requirement of 2.5% until 2027, when a new SCB based on updated models can be calculated. If Truist takes part in the supervisory stress test in 2027 as expected, Truist would receive a new final SCB requirement based on the results of a supervisory stress test conducted in 2027. If Truist continues to be subject to the capital plan rule but does not take part in the supervisory stress test in 2027, a final SCB requirement would be assigned that has been adjusted to account for Truist’s updated planned common stock dividends. The FRB reserved the authority to modify these deadlines based on a change in actual or expected economic conditions, a change in the financial condition of Truist or its risk profile, or other factors that could affect the safety and soundness of Truist.

8 Truist Financial Corporation

At the FRB’s discretion, certain large banking organizations, including Truist, may be subject to a CCyB of up to 2.5% of risk-weighted assets. This buffer is currently set at zero. An FRB policy statement establishes the framework and factors the FRB would use in setting and adjusting the CCyB. Covered banking organizations would generally have 12 months after the announcement of any increase in the CCyB to meet the increased buffer requirement, unless the FRB establishes an earlier effective date. Based on Truist’s current SCB, if the maximum CCyB amount is implemented, Truist would be required to maintain a CET1 capital ratio of at least 9.5%, a Tier 1 capital ratio of at least 11.0%, and a total capital ratio of at least 13.0% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.

Certain large banking organizations with significant trading assets and liabilities, including Truist, are subject to the Market Risk Rule and must adjust their risk-based capital ratios to reflect the market risk of their trading activities. Refer to the “Market Risk” section in MD&A for additional disclosures related to market risk management.

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

For purposes of certain FRB rules, including determining whether a BHC meets the requirements to be an FHC, the BHC must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater to be “well-capitalized.” The FRB may require a BHC to maintain capital ratios in excess of mandated minimum levels, depending upon general economic conditions and the BHC’s particular condition, risk profile, and growth plans.

In July 2023, the U.S. banking agencies issued a proposal to revise the risk-based capital standards applicable to Truist and Truist Bank. The U.S. banking agencies have indicated their intent to re-propose the revised risk-based capital standards. The potential impacts on Truist and Truist Bank of a final rule remain uncertain.

Refer to the “Capital” section in MD&A for additional information on minimum regulatory capital ratios and well-capitalized minimum ratios applicable to Category III banking organizations.

Capital Planning and Stress Testing Requirements

Under the FRB’s CCAR process and related capital plan rule, Truist must submit an annual capital plan to the FRB that reflects its projected financial performance under hypothetical macro-economic scenarios, including stress scenarios designed by Truist and a supervisory severely adverse scenario provided by the FRB.

The FRB’s CCAR framework and the Dodd-Frank Act stress testing framework require BHCs subject to Category III standards, such as Truist, to conduct company-run stress tests and submit to supervisory stress tests conducted by the FRB. Company-run stress tests employ stress scenarios provided by the FRB and incorporate Dodd-Frank Act capital actions intended to normalize capital distribution assumptions across large U.S. BHCs. Truist is required to conduct additional stress tests using internally-developed scenarios tailored to its unique risk profile. The FRB conducts CCAR and Dodd-Frank Act supervisory stress tests employing internal supervisory models and supervisory stress scenarios. As a Category III banking organization, Truist is subject to annual supervisory stress testing and biennial company-run stress testing requirements.

Truist is required to submit its next capital plan and the results of its internal stress tests to the FRB by April 5, 2026. The FRB is expected to announce the results of its supervisory stress tests by June 30, 2026.

In April 2025, the FRB issued a proposed rule that would result in the SCB being calculated based on an average of a banking organization’s stress test results over two consecutive years, which is intended to reduce volatility in banking organizations’ capital requirements.

In October 2025, the FRB issued proposals to enhance the transparency and public accountability of its annual supervisory stress test. The proposals request comment on several elements of the stress test, including the models and scenarios used; an enhanced disclosure process for the scenarios and material model changes in future stress test cycles; modifications to reporting forms; and an adjusted timeline for the annual process to accommodate a comment period for scenarios and material model changes.

Truist Financial Corporation 9

Liquidity Requirements

Certain BHCs and their bank subsidiaries, including Truist and Truist Bank, are subject to a minimum LCR and NSFR. The LCR rule requires that banking organizations maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet estimated total net cash outflows over a prospective 30 calendar-day period of stress. The NSFR rule defines a minimum amount of stable, long-term funding that banking organizations must maintain in relation to their asset composition and off-balance sheet activities. The NSFR, calculated as the ratio of available stable funding to required stable funding, must exceed 1.0x for banking organizations required to meet the full requirement. Available stable funding represents a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to the company’s equity and liabilities based on their expected stability. Required Stable Funding is calculated by applying standardized weighting to assets, derivatives exposures, and certain other items based on their liquidity characteristics. As a Category III banking organization, Truist and Truist Bank are subject to LCR and NSFR requirements equal to 85% of the full requirement.

Truist is also subject to FRB rules that require certain large BHCs to conduct internal liquidity stress tests over a range of time horizons, maintain a buffer of highly liquid assets sufficient to meet projected net outflows under the BHC’s 30-day liquidity stress test, and maintain a contingency funding plan.

Long-Term Debt and Clean Holding Company Requirements

U.S. banking agencies issued a proposed rule that would require banking organizations with $100 billion or more in total assets to comply with long-term debt requirements and clean holding company requirements that currently apply only to GSIBs. This proposal would also impose a long-term debt requirement on certain categories of IDIs, including IDIs with $100 billion or more in total assets, such as Truist Bank. The clean holding company requirements would limit or prohibit banking organizations such as Truist from entering into certain transactions that could impede its orderly resolution, including transactions that could spread losses to subsidiaries and third parties or could limit the amount of Truist’s liabilities that are not eligible long-term debt. The timing and form of any final rule implementing the long-term debt requirements and clean holding company requirements remains uncertain.

Payment of Dividends

The Parent Company is a legal entity separate and distinct from its subsidiaries. The Parent Company depends in part upon dividends received from its direct and indirect subsidiaries, including Truist Bank, to fund its activities, including capital distributions such as dividends and share repurchases. Federal law limits Truist Bank’s ability to declare and pay dividends to the Parent Company, including under regulatory capital requirements, safety-and-soundness requirements, and requirements relating to the payment of dividends out of net profits, surplus, and available earnings. Certain contractual restrictions also may limit the ability of Truist Bank to pay dividends to the Parent Company. No assurances can be given that Truist Bank will, in any circumstances, pay dividends to the Parent Company.

The Parent Company’s ability to declare and pay dividends is similarly limited by federal banking law and FRB policies. The FRB has authority to prohibit a BHC from making capital distributions if determined to be an unsafe or unsound practice. The FRB has indicated generally that paying dividends may be an unsafe and unsound practice unless net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the BHC’s capital needs, asset quality, and overall financial condition. In addition, a BHC’s ability to make capital distributions, including dividends and share repurchases, is subject to the FRB’s automatic restrictions on capital distributions if the BHC fails to maintain certain regulatory capital ratios. Truist’s risk-based capital and leverage ratio requirements are discussed above in the “Capital Requirements” section.

North Carolina law provides that, as long as a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

Prompt Corrective Action

U.S. banking agencies are required to take “prompt corrective action” against IDIs that do not meet minimum capital requirements. There are five statutory categories that characterize an IDI’s capital position for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To be considered “well-capitalized,” an IDI must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

10 Truist Financial Corporation

An IDI that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. These restrictions may include a prohibition on capital distributions, restrictions on asset growth, or the withholding of regulatory approval for applications. Additionally, the FRB is authorized to act against BHCs with undercapitalized IDI subsidiaries. In certain instances, a BHC acting as a source of strength would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failing to fulfill those guarantees.

If an IDI fails to meet applicable capital requirements, its supervisors may take a variety of formal and informal enforcement actions, including directing the IDI to raise additional capital, substantially restricting the IDI’s operations and activities, terminating the IDI’s deposit insurance, and in severe cases appointing a conservator or receiver for the IDI.

Transactions with Affiliates

Transactions between Truist Bank and its nonbank affiliates, including the Parent Company, are subject to a number of legal restrictions. Under the Federal Reserve Act and FRB regulations, Truist Bank and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit, purchases of assets, and certain other transactions with nonbank affiliates, including requirements that transactions be at arm’s length and consistent with safety and soundness.

Acquisitions

Truist requires prior regulatory approval to engage in certain acquisitions. For example, under the BHCA, a BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any BHC or bank or merge or consolidate with another BHC without the prior approval of the FRB. The BHCA and other federal laws enumerate the factors the FRB must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the transaction in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the U.S.; the organizations’ compliance with anti-money laundering statutes and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the IDIs involved in the transaction.

Federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation, and a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations, regulatory approvals, and any state requirement that the target bank must have been in existence and operating for a minimum period of time. The FRB’s market share limitations impose conditions that the acquiring BHC, after and as a result of the acquisition, control no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30%, subject to variation by state law, of such deposits in applicable states. FRB rules also prohibit an FHC from combining with another company if the resulting company’s liabilities would exceed 10% of the aggregate consolidated liabilities of all U.S. financial companies.

After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

The U.S. DOJ has withdrawn its 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches, and clarified that it will assess competition considerations in connection with bank and BHC mergers using its 2023 Merger Guidelines and 2024 Banking Addendum. The 2023 Merger Guidelines are a general merger review framework used to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum allows for consideration of theories of harm and relevant markets not considered in the 1995 Bank Merger Guidelines. It is still not entirely clear how the U.S. DOJ will apply this new merger review framework to bank and BHC mergers.

Other Safety and Soundness Regulations

The FRB has authority to prohibit BHCs and their subsidiaries from conducting activities that constitute unsafe or unsound practices or violations of statute, rule, regulation, administrative order, or written agreement with a U.S. banking agency. These powers may be exercised through the issuance of confidential supervisory actions, cease and desist orders, civil money penalties, or other actions.

In October 2025, the FDIC and the OCC issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the Federal Deposit Insurance Act. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution.

Truist Financial Corporation 11

Federal law and regulatory policy impose a number of obligations and restrictions on BHCs and their IDI subsidiaries that are designed to reduce potential loss exposure to depositors and the DIF in the event that the BHC or the IDI becomes or is in danger of becoming insolvent. In particular, a BHC must serve as a source of financial and managerial strength to its subsidiary IDI and commit financial resources to support that IDI during periods of severe stress.

U.S. banking agencies have other broad powers over IDIs as well, including the power to impose confidential supervisory actions and civil penalties and to appoint a receiver or conservator over an IDI for the benefit of depositors and other creditors. The NCCOB also has the authority to take possession of a North Carolina state bank in certain circumstances, including when it appears that the bank has violated its charter or applicable law, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business, or has an impairment of its capital stock.

DIF Assessments

Truist Bank’s deposits are insured by the FDIC up to the maximum insurable amount, which is currently $250,000 per depositor per account ownership type. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for each IDI using an assessment rate calculator, which incorporates measurements of the risk each IDI poses to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined by the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

The FDIC implemented a special assessment to recoup losses to the DIF associated with the large bank failures in 2023. The special assessment is based on an IDI’s estimated uninsured deposits. Truist Bank’s special assessment may be adjusted for changes in the estimated relevant losses to the DIF reported by the FDIC. The special assessment will be paid by IDIs in eight quarterly installments, which began in the second quarter of 2024.

In December 2025, the FDIC issued an interim final rule reducing the special assessment rate for the eighth collection quarter, with an invoice payment date of March 30, 2026, and outlining a process for (i) an offset to regular quarterly deposit insurance assessments for IDIs subject to the special assessment if the special assessment amount collected ultimately exceeds losses to the DIF or (ii) a one-time final shortfall special assessment if losses to the DIF exceed the special assessment amount collected.

Consumer Protection Laws

In connection with its lending, leasing and deposit-taking activities, Truist Bank is subject to federal and state laws designed to protect consumers and borrowers and to promote financial services for various sectors of the economy and population. The CFPB examines Truist and Truist Bank for compliance with a broad range of federal consumer financial statutes and regulations, including those that relate to credit card, mortgage, automobile, student, and other consumer loans as well as deposit products and other consumer financial products and services. Laws that the CFPB is charged with enforcing include the Truth in Lending Act, Truth in Savings Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, and Equal Credit Opportunity Act. The CFPB may take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive, or abusive. The CFPB also may impose new disclosure requirements for consumer financial products and services. CFPB regulations and supervisory actions may impact Truist or Truist Bank, including by reducing the fees that Truist and Truist Bank receive, altering the way products and services are provided, or increasing the risk of private litigation or regulatory enforcement action.

In October 2024, the CFPB finalized a rule under the Dodd-Frank Act that requires certain entities, including Truist and Truist Bank, to make available to a consumer, upon request, information in the entity’s control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The rule also requires data providers holding a consumer account, such as Truist Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for and provide specific types of data covered by the rule in electronic, usable form to authorized third parties such as data aggregators. Data providers are prohibited from charging consumers or third parties fees for processing these consumer data requests. The rule further places certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include Truist and Truist Bank when acting in certain capacities. In addition, the rule requires these third parties to limit their collection, use, and retention of the data received from the applicable data provider to only what is reasonably necessary to provide the applicable consumer’s requested product or service, including uses that are reasonably necessary to improve the product or service. After release of the final rule, banking industry participants sued to enjoin and invalidate the rule in the United States District Court for the Eastern District of Kentucky. The CFPB has indicated that it will significantly revise the final rule, which is expected to change Truist's and Truist Bank's obligations and the applicable compliance dates. On October 29, 2025, the court granted a preliminary injunction to pause the compliance dates and to enjoin the CFPB from enforcing the rule until after reconsideration.

12 Truist Financial Corporation

Truist and Truist Bank are subject to consumer protection laws that have been adopted by the states where they operate. State attorneys general and regulatory agencies have authority to enforce these state consumer protection laws as well as certain federal consumer protection laws.

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including Truist, is uncertain. States and state attorneys general may increase regulatory, investigative, and enforcement activity with respect to consumer protection in response to changes in regulation, supervision, and enforcement of consumer protection laws by the CFPB or other federal regulators.

BSA/AML and Sanctions

The BSA, as amended by the Patriot Act, and its implementing regulations are designed to protect the U.S. financial system and those who rely on it from financial crimes, such as money laundering and terrorist financing. The BSA and its implementing regulations do this by requiring financial institutions, including IDIs such as Truist Bank, broker-dealers, and other financial institutions, to develop and implement BSA/AML compliance programs that detect and report financial crimes. The BSA and its implementing regulations also strengthen the ability of U.S. law enforcement agencies and the intelligence community to disrupt and prevent money laundering, the financing of terrorism, and related crimes.

In addition, U.S. persons, including entities like Truist, must comply with sanctions programs administered by OFAC and the U.S. Department of State. These sanctions programs prohibit, among other things, financial transactions involving certain individuals, entities, countries, and territories that are the subject of U.S. economic sanctions and impose other restrictions on certain investments and dealings, including requirements to block assets.

Federal law grants substantial enforcement powers to U.S. banking agencies, FinCEN, OFAC, the U.S. DOJ, and other government agencies with respect to BSA and OFAC compliance, including through examination and ongoing monitoring. This enforcement authority includes the ability to assess significant civil and criminal monetary penalties, fines, and restitution; to issue cease and desist or prohibition orders; to initiate injunctive actions against financial institutions and institution-affiliated parties; and to impose restrictions on business, including bank and BHC mergers and acquisitions. These enforcement actions may be initiated for violations of statutes and regulations or for unsafe and unsound practices and could result in substantial negative shareholder reaction and reputational damage.

Privacy, Data Protection, and Cybersecurity

Various federal and state statutes and regulations contain data privacy, data protection, and cybersecurity provisions, and the regulatory framework for data privacy, data protection, and cybersecurity is rapidly evolving. The FRB, the FDIC, and other U.S. banking agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to support the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, a number of government entities, including the FRB and the SEC, have increased their focus on cybersecurity through guidance, examinations, and regulations.

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

A joint regulation from the FRB, the OCC, and the FDIC requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or stock price, or pose a threat to the financial stability of the U.S.

Truist Financial Corporation 13

In addition, once implementing regulations are finalized, the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the covered entity reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). The CISA proposed a rule under the CIRCIA in April 2024 that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to include banking organizations like Truist. Although the CIRCIA originally required the CISA to finalize its regulations by October 2025, the CISA has extended such deadline to May 2026.

Truist’s nonbank subsidiaries are also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy, data protection, and cybersecurity. Moreover, the U.S. Congress has recently considered, and is expected to continue to consider, various proposals for more comprehensive data privacy, data protection, and cybersecurity legislation.

Like other lenders, Truist Bank uses credit bureau data in its underwriting activities. The Fair Credit Reporting Act regulates use of such data, as well as reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws impose additional requirements on Truist Bank.

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

Moreover, the New York Department of Financial Services Cybersecurity Regulation is driving significant cybersecurity compliance activities for covered Truist entities. This regulation includes phased compliance periods as well as annual attestations of compliance by these Truist entities.

Truist has undertaken compliance activities to address these statutes and regulations and continues to assess their requirements and applicability to Truist. These statutes and regulations, as well as proposed legislation and regulation regarding privacy, data protection, and cybersecurity, are subject to revision or formal guidance and may be interpreted or applied in a manner inconsistent with the Company’s understanding, which may result in further uncertainty and require Truist to incur additional costs to comply. Refer to “Item 1A. Risk Factors” for more information on the risks related to compliance with applicable privacy, data protection, and cybersecurity statutes and regulations.

CRA

The CRA requires that U.S. banking agencies assess the records of banks in meeting the credit needs of the communities where they are chartered to do business, including low- and moderate-income neighborhoods, consistent with safe and sound operations. Banks are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” A bank’s assessment is considered in connection with its application to merge or consolidate with or acquire the assets or assume the liabilities of another bank or to open or relocate a branch office. The CRA record of each subsidiary bank of an FHC is assessed by the FRB in connection with any proposed acquisition or merger application. For its most recent CRA examination period, Truist Bank received the highest possible overall rating of “Outstanding” from the FDIC.

In October 2023, the U.S. banking agencies issued a final rule to significantly amend their regulations implementing the CRA. This rule was subject to litigation, and a preliminary injunction was issued that prevented the rule from taking effect. In July 2025, the agencies issued a notice of proposed rulemaking to rescind the rule and reinstate the previous CRA regulations.

Automated Overdraft Payment Regulation

Federal consumer protection laws govern automated overdraft payment programs offered by financial institutions. The CFPB prohibits financial institutions from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer opts in to the overdraft service. Financial institutions must provide consumers with a notice that explains the financial institution’s overdraft services, including associated fees and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for “excessive or chronic” client use and undertake “meaningful and effective” follow-up action with clients that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts, and provide for board and management oversight regarding overdraft payment programs. Truist offers checking accounts that are not subject to overdraft fees.

14 Truist Financial Corporation

Interchange Fees

The Dodd-Frank Act requires the FRB to establish standards for assessing whether debit interchange fees charged by large debit card issuers, including Truist Bank, are reasonable and proportional to the cost incurred by the issuers. These standards are set forth in the FRB’s Regulation II, which has been subject to extensive litigation that remains ongoing. In 2023, the FRB proposed but has not yet finalized revisions to Regulation II that would lower the interchange fee cap applicable to Truist Bank, which may result in reduced interchange fee revenue.

States have taken steps as well to regulate interchange fees. The Illinois Interchange Fee Prohibition Act prohibits credit and debit card issuers, payment card networks, acquirer banks, and processors from receiving or charging an Illinois merchant any interchange fees on the gratuity and state and local tax portions of the transactions. This statute has an implementation date of July 1, 2026, and while subject to litigation, has not been enjoined. Other states are considering similar legislation, including some that is more expansive in its restrictions on interchange fees.

Volcker Rule

Truist is prohibited under the Volcker Rule from (i) engaging in proprietary trading of certain securities and (ii) having certain ownership interests in and relationships with covered private funds. The Volcker Rule contains certain exemptions and exclusions, including for market-making, hedging, underwriting, and trading in U.S. government and agency obligations. Additionally, the Volcker Rule permits certain ownership interests in certain types of funds and permits the offering and sponsoring of funds under certain conditions. Truist maintains specific Volcker Rule compliance programs.

Regulatory Regime for Swaps

The Dodd-Frank Act established a comprehensive regulatory regime for the OTC swaps market aimed at increasing transparency and reducing systemic risk in the derivatives markets, including requirements for central clearing, exchange trading, capital adequacy, margin, reporting, and recordkeeping. The Dodd-Frank Act requires that certain swap dealers and security-based swap dealers register with one or both of the SEC and the CFTC, depending on the nature of the swaps business. Truist Bank is registered with the CFTC as a swap dealer and is registered with the SEC as a security-based swap dealer, subjecting Truist Bank to the CFTC’s and SEC’s regulatory regimes. This includes trade reporting and recordkeeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading requirements for certain standardized swaps designated by the CFTC. The NFA is the primary self-regulatory organization for Truist’s swap dealer. Truist Bank’s uncleared swaps and security-based swaps are subject to variation margin and initial margin requirements.

Broker-Dealer and Investment Adviser Regulation

Truist’s broker-dealer and investment adviser subsidiaries are subject to regulation by the SEC. FINRA is the primary self-regulatory organization for Truist’s registered broker-dealer subsidiaries. Truist’s broker-dealer and investment adviser subsidiaries are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have enforcement powers over broker-dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities, and an inability to rely on certain favorable exemptions. Certain types of infractions and violations can affect Truist’s ability to issue new securities expeditiously. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, which may base its approval on a variety of factors, such as internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

Other Regulatory Matters

Truist is subject to examination by federal and state banking regulators as well as the SEC, the CFTC, FINRA, the MSRB, the NFA, various taxing authorities, and various state securities and other regulators. Truist periodically receives requests for information on business and accounting practices from regulatory authorities in various states, including state attorneys general, securities regulators, and other regulatory authorities. Such requests are part of our normal conduct of business.

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
Truist Financial Corporation 15

The Compensation and Human Capital Committee of the Board oversees the design and governance of Truist’s compensation and benefit programs consistent with its compensation philosophy. This committee also provides oversight of Truist’s human capital strategy that supports attracting, developing, and retaining qualified teammates.

Truist strives to follow rigorous and dynamic talent practices, which develop teammates for success in a broad set of roles. Our talent practices include performance, succession, and progression planning.

Truist’s Enterprise Ethics Office manages the standards for ethical conduct and monitors conduct risks and related teammate concerns. The Enterprise Ethics Office also facilitates the Board’s review and approval of the Code of Ethics. Through its risk monitoring and oversight routines, the Enterprise Ethics Office identifies trends and insights related to Truist’s organizational culture and control environment, which are reported to the Executive-level ERC and the Board.

The following table presents a summary of teammates as of December 31, 2025:

Table 2: Teammate Summary
	# of Teammates	% of Population
Full-Time	37,086	95.8%
Part-Time	1,625	4.2
Total	38,711	100.0%

Truist also leverages a contingent workforce, which is not reflected in the table, as an important part of the Company’s overall workforce strategy.

Truist aspires to foster a performance-based culture that is reinforced with transparency and feedback. Through transparency, we further our teammate mission of creating an inclusive and energizing environment that empowers teammates to learn, grow, and have meaningful careers. Promoting feedback allows for business settings where every teammate is respected, everyone matters and has a voice, and everyone feels welcome and empowered to make meaningful contributions. Collectively, this approach helps us to be competitive in meeting the needs of our clients and communities.

Talent Practices

Truist utilizes a suite of talent practices providing insight into the state of our talent. Talent practices are designed to underpin and strengthen executive leaders’ decisions, which are informed by data and insights. These practices include:

•Performance management - goal planning, feedback, check-ins, and performance evaluation.
•Succession planning - tools that identify potential interim, near- and longer-term internal successors designed to allow for optionality and business continuity.
•Talent assessment - manager evaluation of the forward-looking potential of eligible teammates through the lens of their performance, ability, agility, and aspiration as well as consideration of retention risk.
•Progression planning - helps teammates and managers chart a path for teammates to learn, grow, and have meaningful careers.
•Enterprise strategic workforce planning and skill assessments – a practice enabling the business to plan for the appropriate workforce capability and capacity in target job profiles.

Talent Development

Truist teammates have access to programs and benefits for career advancement. Teammates can partner with a certified coach to help them identify and focus on potential career paths, create clear goals, and remain accountable in achieving those goals. For teammates who qualify, Truist also provides tuition assistance so teammates can continue formal education by seeking degrees that align with career goals or develop needed emerging skills through our Future Skills program. Truist offers career and job transparency through a set of resources including career discovery and career planning online services. Truist seeks to achieve a career destination culture through career mobility and pipeline strategies and programs, including Truist’s Leadership Institute, which leverages developmental experiences, team optimization, executive coaching, and leadership development.

16 Truist Financial Corporation

In addition to career development opportunities, Truist provides learning experiences to new and existing teammates to help build the skills needed now and in the future, including role skill preparedness, upskilling for advancements, including the responsible use of emerging technologies such as AI, and access to skill building content for teammate-led learning. Truist Learning and Development also prioritizes and integrates regulatory-related training to mitigate risk across the organization. Truist has invested in innovative talent marketplace and learning technologies and believes that skill development leads to healthy and robust career mobility, which furthers our teammate value proposition and retention efforts.

Compensation and Total Rewards

Truist’s Compensation and Total Rewards enable its purpose, mission, and values, specifically Truist’s mission to create an inclusive and energizing environment that empowers teammates. Truist aims to provide market competitive total rewards to attract and retain talent while enabling Truist’s short- and long-term performance. Truist provides compensation and rewards that are designed to achieve positive business results, are based on market and internal assessments, and are aligned with risk management principles.

Truist’s benefits program for qualified teammates includes a company-funded defined benefit pension plan, a 401(k) plan, an employee stock purchase plan, Truist Momentum financial well-being education, healthcare coverage, and other insurance benefits. Truist also provides access to a Lifeforce physical well-being program, mental well-being support, paid time off, teammate and family resources such as access to backup child-care centers and family care resources, and on-site services such as health centers and fitness centers.

Website Access to Truist’s Filings with the SEC

Truist’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are made available at no cost on the Company’s Investor Relations website, https://ir.truist.com, as soon as reasonably practicable after Truist files such material with, or furnishes it to, the SEC. Truist’s SEC filings are also available through the SEC’s website at https://www.sec.gov.

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

Corporate Governance

Information with respect to the Board, Executive Officers, and corporate governance policies and principles is presented on Truist’s Investor Relations website, https://ir.truist.com. Specifically, the Company makes available on its Investor Relations website, under the heading “Governance & Responsibility” (i) its Code of Ethics for the Board, senior financial officers, and teammates, (ii) its Corporate Governance Guidelines, and (iii) the charters of the Company’s standing Board committees. If the Company makes changes in, or provides waivers from, the provisions of its Code of Ethics that the SEC requires it to disclose, the Company intends to disclose these events in the “Governance & Responsibility” section of its Investor Relations website.

Truist Financial Corporation 17

Table 3: Information about our Executive Officers
Executive Officer	Recent Work Experience	Years of Service	Age
William H. Rogers, Jr. Chairman and Chief Executive Officer	Chairman since March 2022. Chief Executive Officer since September 2021. President and Chief Operating Officer from December 2019 to September 2021.	45	68
Michael B. Maguire Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer since September 2022. Chief National Consumer Finance Services and Payments Officer from September 2021 to September 2022. Head of National Consumer Finance and Payments from December 2019 to August 2021.	23	47
Brad Bender Senior Executive Vice President and Chief Risk Officer	Chief Risk Officer since November 2024. Interim Chief Information Officer from April 2024 to November 2024. Head of Enterprise Operational Services from November 2023 to April 2024. Head of Consumer Finance Solutions and Enterprise Operations and Global Services from May 2023 to November 2023. Head of Consumer Finance Solutions from September 2022 to May 2023. Head of Home Improvement Lending from August 2021 to September 2022. Head of Consumer Credit Risk and Policy Management from December 2019 to August 2021.	21	45
Scott A. Stengel Senior Executive Vice President, Chief Legal Officer, Head of Government Affairs, and Corporate Secretary	Chief Legal Officer, Head of Government Affairs, and Corporate Secretary since December 2023. General Counsel at Ally Financial Inc. from May 2016 to December 2023.	2	54
Kristin Lesher Senior Executive Vice President and Chief Wholesale Banking Officer	Chief Wholesale Banking Officer since February 2024. Executive Vice President and Head of Commercial Banking Coverage at Wells Fargo from October 2021 to November 2023. Head of East Region Commercial Banking Coverage at Wells Fargo from November 2018 to October 2021.	2	53
Dontá L. Wilson Senior Executive Vice President and Chief Consumer and Small Business Banking Officer	Chief Consumer and Small Business Banking Officer since November 2023. Chief Retail & Small Business Banking Officer from March 2022 to November 2023. Chief Digital and Client Experience Officer from November 2018 to March 2022.	27	49

18 Truist Financial Corporation

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Market Risks

•Changes in monetary, fiscal, and other policies, and changes in the U.S. political environment, could adversely affect us.
•Our financial results, the value of loans and debt securities we hold, and lending and other business activities have in the past, and may in the future, be adversely affected by weak or deteriorating economic conditions.
•Geopolitical conditions, the outbreak or escalation of hostilities, acts or threats of terrorism, and related volatility and instability in global economic and market conditions could adversely affect us.
•Changes in interest rates have affected our net interest income and other financial results in the past and could in the future adversely affect us.
•The Company’s hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our results of operations and financial condition.

Credit Risks

•The Company is subject to credit risk, and the Company’s allowance for credit losses may not be adequate to cover realized and future losses.
•The Company could have more credit risk and higher credit losses if our underwriting standards and practices are inadequate, we adopt more liberal underwriting standards for competitive or other reasons, information provided to us by clients and counterparties is inaccurate, or our concentration and other risk limits are not well-calibrated.
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
•The Parent Company relies on dividends from Truist Bank for its liquidity needs, the payment of which is limited by statutes and regulations, and the Parent Company could have less access to funding sources and its liquidity could be constrained if Truist Bank becomes unable to pay dividends.
•The financial system is highly interrelated, and financial or systemic shocks or the failure of even a single financial institution or other participant in the financial system could adversely impact us.

Technology and Data Risks

•The Company’s applications, operating systems, and infrastructure, as well as operational capabilities managed or supplied by third parties on whom we rely, could fail or be interrupted, which could adversely impact the Company’s business, operations, financial condition, prospects, and reputation and cause significant legal and financial exposure.
•Truist is heavily reliant on technology, and a failure to effectively anticipate, develop, and implement new or enhanced technology could negatively impact our financial results, business, operations, security, or ability to compete effectively.
•The Company and its clients, suppliers, service providers, and other third parties face a wide array of cybersecurity risks, which could result in the loss, alteration, or disclosure of confidential, proprietary, personal, and other sensitive information; adversely impact the Company’s business, operations, financial condition, results of operations, prospects, and reputation; and cause significant legal and financial exposure.
•The Company faces risks associated with the privacy, quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.
•Truist faces substantial risks in safeguarding personal and other sensitive information, which may negatively impact the Company’s business, financial condition, results of operations, prospects, or reputation.
•The use of AI in our products and services, as well as our business and the industry more broadly, may negatively impact our business, operations, financial condition, results of operations, prospects, and reputation.

Truist Financial Corporation 19

Operational Risks

•Truist relies on third parties to support key components of the Company’s business and operational infrastructure, and their failure to perform to our standards or our failure to appropriately assess and manage these relationships could adversely affect us.
•The Company’s risk and control framework may fail to identify, assess, monitor, and mitigate the risks we face and cause us to suffer unexpected losses that could adversely affect our business, financial condition, results of operations, prospects, and reputation.
•Truist can be negatively affected if it fails to identify and address operational and compliance risks associated with the introduction of or changes to products, services, and delivery platforms.
•Truist is subject to risks related to originating and selling loans, including repurchase and indemnification obligations, which may adversely affect our business, results of operations, and financial condition.
•Truist faces loan servicing risks that could adversely impact the Company’s business, operations, liquidity, and results of operations.

Compliance, Regulatory, and Legal Risks

•Truist is subject to extensive and evolving government regulation and supervision, which could adversely affect our business, financial condition, results of operations, and prospects.
•The Company may incur damages, fines, and penalties and face other negative consequences from supervisory actions and regulatory or other legal violations, including inadvertent or unintentional violations.
•Pending or threatened legal proceedings and other matters may adversely affect the Company’s business, financial condition, results of operations, prospects, and reputation.
•Regulatory capital and liquidity standards applicable to large banking organizations and future revisions to existing standards may negatively impact our business, financial results, financial condition, growth, profitability, or our ability to return capital to shareholders.
•Differences in, or changes to, regulation and supervision and industry disruption can affect the Company’s ability to compete effectively, which may adversely affect our business, financial condition, financial results, or growth.
•Truist faces risks of non-compliance and may incur additional operational and compliance costs under laws relating to anti-money laundering, economic sanctions, embargo programs, anti-bribery, and anti-corruption.

Strategic Risks

•Ineffective execution of strategic initiatives could adversely affect investor sentiment and the Company’s business, financial condition, results of operations, prospects, and reputation.
•Competition may reduce Truist’s client base or cause Truist to modify the pricing or other terms for products and services, or require significant investments to maintain competitiveness, which could have an adverse impact on our business and financial results.
•Acquisitions, mergers, and divestitures introduce a broad range of anticipated and unanticipated risks, including unforeseen or negative consequences from supervisory or regulatory action that may limit Truist’s ability to pursue and complete them, which may impair the Company’s ability to expand or grow its client base, or execute on its strategic initiatives and compete effectively.
•Truist has businesses other than banking that are subject to a variety of risks that may affect our financial condition and results of operations.

Risks Related to Estimates and Assumptions

•Truist’s business and operations rely significantly on the use of models, and any deficiencies in the design, implementation, or use of models could adversely affect our business, results of operations, and financial condition.
•Truist employs estimates and assumptions to determine the value or amount of many of our assets and liabilities, and if these estimates or assumptions prove inaccurate, our business, financial condition, results of operations, and prospects could be adversely affected.
•Depressed market values for the Company’s stock and adverse economic conditions sustained over a period of time may require the Company to write down all or some portion of the Company’s goodwill.

Additional Risks

•Negative public opinion, whether or not warranted, could damage the Company’s brand in the market and relationships with stakeholders, and adversely impact our business, financial condition, results of operations, and prospects.
•We could be harmed by an inability to attract, develop, retain, and motivate qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions.
•The Company relies on its ability, and the ability of key external parties, to maintain appropriately staffed workforces and on the competence, trustworthiness, health, and safety of teammates.
•The Company is at risk of losses from fraud which could result in financial loss and reputational harm.
•Physical, transition, and other risks associated with climate change, together with governmental responses to such risks, may negatively impact our business, financial condition, operations, reputation, and clients.
•Natural disasters, pandemics, extreme weather events, and other catastrophic events could adversely affect our financial condition and results of operations.

20 Truist Financial Corporation

Risk Factors

The following discussion sets forth material risk factors that could affect Truist’s financial condition, results of operations, business, or prospects. When a risk factor spans more than one risk category, the risk factor has been listed by its primary risk category. Any of the risk factors discussed below, either by itself or together with other risk factors, could materially and adversely affect Truist’s financial condition, results of operations, business, prospects, or reputation. These risk factors do not identify all risks that we face; additional risks that are not presently known to us or risks that we currently deem immaterial may have an adverse effect on Truist’s financial condition, results of operations, business, prospects, or reputation.

Market Risks

Changes in monetary, fiscal, and other policies, and changes in the U.S. political environment, could adversely affect us.

Changes in monetary and fiscal policies, including monetary policies established by the Federal Reserve System and other central banks, and uncertainty concerning the future path of interest rates, government shutdowns, debt ceilings or funding for the government, and tariffs and other trade policies can cause dislocations and volatility in the financial markets and adversely affect our business and operations—including, for example, the conditions for commercial and consumer lending, the creditworthiness of our clients, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets. Truist cannot control or make firm predictions with respect to the nature or timing of future changes in monetary, fiscal, or other policies or the precise effects such changes may have on the Company’s business, financial results, and financial condition. These policies can:

•Meaningfully influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, and the conditions in equity, fixed-income, currency, and other markets;
•Significantly impact the cost of funds and, the return on assets, both of which can have an impact on interest income;
•Adversely affect borrowers through higher debt servicing costs and potentially increase the risk they may fail to repay their loan obligations; and
•Artificially inflate asset values during prolonged periods of accommodative policy, which could in turn cause volatile markets and rapidly declining collateral values during times of restrictive monetary and fiscal policies.

A fractious or volatile political environment in the U.S., including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business, financial results, and financial condition to suffer. Concern about the ability of the U.S. government to effectively respond to high and rising debt levels and other budgetary matters also can have adverse economic consequences and create market volatility with potential adverse consequences to our business and financial performance. We could be negatively impacted as well by political scrutiny of the financial services industry in general, such as criticisms involving fair access to financial services and the affordability of financial products and services, or our business or operations in particular.

Our financial results, the value of loans and debt securities we hold, and lending and other business activities have in the past, and may in the future, be adversely affected by weak or deteriorating economic conditions.

Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Any prolonged period of slow growth in the U.S. economy as a whole or in any regional markets that Truist serves, or any deterioration in economic conditions or the financial markets, may disrupt or dampen the economy, which has in the past and may in the future adversely affect the Company’s business, financial results, and financial condition.

If economic conditions deteriorate, the Company could see lower demand for loans by creditworthy clients, reducing the Company’s interest income. In addition, if unemployment or underemployment levels increase or if real estate prices decrease, the Company could incur higher charge-offs and could incur higher expenses due to increased credit loss provisions. These conditions may adversely affect not only consumer borrowers but also commercial and industrial and commercial real estate borrowers, especially for those businesses reliant on industries or properties that suffer from deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing the Company to incur higher credit losses. In addition, inflation may lead to a decrease in the purchasing power of clients and their customers and adversely affect demand for our products and services, reducing the Company’s income.

Truist Financial Corporation 21

A weakening or deterioration of economic conditions has in the past and may in the future adversely affect financial results for the Company’s fee-based businesses. Truist earns fee income from, among other activities, investment banking, managing assets for clients, and providing brokerage and other investment advisory and wealth management services. Investment management fees are often based on the value of assets under management and a decrease in the market prices of those assets could reduce the Company’s fee income. Changes in stock or fixed income market prices or client preferences could affect investor trading activity, reducing commissions and other fees earned from the Company’s brokerage businesses. Poor economic conditions and volatile or unstable financial markets would likely adversely affect the Company’s financial advisory and capital markets-related businesses. Sustained market weakness and lower client activity could adversely affect our financial condition, results of operations, and prospects.

In addition, the large bank failures in 2023 focused market attention on the industry’s interest rate and deposit risks due to rapidly rising interest rates in an inflationary environment, which, among other things, resulted in unrealized losses on longer duration securities and loans held by banks. When weak or deteriorating economic conditions result in a decrease in the supply of deposits or significant increase in competition for deposits, substantial increases in our costs to retain and service deposits have in the past and may in the future arise. Such an impact can be exacerbated by the continued adoption of banking technology that enables deposits to be transferred with relative ease to a different depository institution or other competitor if Truist Bank’s products and services are less competitive or confidence is lost in Truist Bank. These dynamics could constrain lending and other business activities, adversely affecting our financial condition and results of operations. The cost of resolving the large bank failures in 2023 also prompted the FDIC to issue a special assessment to recover costs to the DIF. Refer to the “Regulatory and Supervisory Considerations” section in “Item 1. Business” for additional details related to the FDIC’s special assessment.

Geopolitical conditions, the outbreak or escalation of hostilities, acts or threats of terrorism, and related volatility and instability in global economic and market conditions could adversely affect us.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have an adverse effect on the Company’s results of operations, financial condition, business, and prospects. In addition, disruptions in foreign relations of the U.S. could adversely affect industries and markets on which our business depends. The macroeconomic environment in the U.S. is susceptible to geopolitical events and volatility in financial markets. For example, trade and other negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and its clients, counterparties, and service providers.

Geopolitical conditions, including tensions in foreign relations of the U.S., the outbreak or escalation of hostilities between countries or within a country or region, and acts or threats of terrorism, could have an adverse effect on the global economy, financial markets, and Truist’s business and operations. Aggressive actions by hostile governments or groups, including armed conflict or intensified cyber-attacks, could expand or escalate in unpredictable ways, with potentially catastrophic consequences, particularly if one or more combatants possess nuclear weapons. Geopolitical events and instability could result in worldwide economic disruption, heightened volatility in financial markets, severe declines in asset values, disruption of global trade and supply chains, higher and more volatile commodity and food prices, and diminished consumer, business, and investor confidence. Any of these consequences could have significant negative effects on the economy and, as a result, Truist’s operations and earnings. Truist, its service providers, and participants in the financial system could also experience more aggressive and increasing levels of cyber-attacks launched by or under the sponsorship of one or more of the adversaries in a conflict.

Changes in interest rates have affected our net interest income and other financial results in the past and could in the future adversely affect us.

We are highly dependent on net interest income, which is the difference between interest income on earning assets, such as loans and investments, and interest expense on deposits and borrowings. Net interest income is significantly affected by market interest rates, which in turn are influenced by monetary and fiscal policies, general economic and market conditions, including inflation levels, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future, including future changes in interest rates and the frequency and timing of such changes. Our net interest income and other financial results have been in the past and could be in the future adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest, including the rate of change, or changing the spreads among different interest rate indices.

Changes in interest rates could adversely affect us beyond our net interest income, including by increasing the cost or decreasing the availability of deposits or other variable-rate funding instruments, reducing the yield on or demand for loans or increasing the prepayment speed of loans, increasing client or counterparty delinquencies or defaults, and reducing the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies. Certain of our investment securities, notably MBS, are sensitive to changes in rates. Generally, when rates rise, market values will decline, prepayments of principal will decrease, and the duration of MBS will increase. Conversely, when rates fall, market values will rise, prepayments of principal will increase, and the duration of MBS will decrease.
22 Truist Financial Corporation

The levels of and changes in market interest rates, and the related risks and uncertainties, are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our clients, such a policy may ultimately have an adverse effect on us by inhibiting our ability to grow or sustain net interest income. A restrictive monetary policy can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed income securities. Interest rate volatility, including the rate of change, can create particularly difficult conditions. Refer to the “Market Risk” section in MD&A and “Note 19. Derivative Financial Instruments.”

The Company’s hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our results of operations and financial condition.

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

Truist incurs credit risk, which is the risk to current or anticipated earnings or capital arising when a borrower, obligor, issuer, or counterparty has a decline in creditworthiness or does not meet its financial obligations to us. Credit risk is primarily incurred through lending activities in the Company’s WB and CSBB operating segments. The Company may have higher credit risk, or experience higher credit losses, to the extent its loan exposures increase or are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral, including with respect to any increase in its nonbank financial institution lending activities. A number of products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets, and investment securities. Changes in credit quality can have a significant impact on the Company’s earnings and capital position. The Company estimates and establishes contractual lifetime reserves for credit risks and credit losses inherent in its determination of credit exposure. This process, which is critical to the Company’s financial results and condition, requires complex calculations and extensive use of judgment, considering both external and borrower-specific factors that might impair the ability of borrowers to repay their loans. If the Company fails to identify all pertinent factors, or fails to accurately estimate the impacts of factors identified, the Company’s allowance for credit losses may not be adequate to cover realized and future losses.

Credit losses may exceed the amount of the Company’s reserves due to changing economic conditions, falling collateral values, falling commodity prices, higher unemployment, losses on a client or sector where Truist has an outsized exposure, or other factors such as changes in borrower behavior or borrower composition. We have a significant consumer loan portfolio, including indirect auto and credit card loans, which may present higher credit risks during economic downturns and market fluctuations. There is no assurance that reserves will be sufficient to cover all credit losses. In the event of significant deterioration in current or projected future economic conditions, the Company could experience reduced demand for credit and increased delinquencies or defaults. In addition, the Company could be required to increase reserves in future periods, which would reduce the Company’s earnings and potentially impact its capital.

Truist Financial Corporation 23

The Company could have more credit risk and higher credit losses if our underwriting standards and practices are inadequate, we adopt more liberal underwriting standards for competitive or other reasons, information provided to us by clients and counterparties is inaccurate, or our concentration and other risk limits are not well-calibrated.

The Company’s credit risk and credit losses can increase if the Company’s loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions, including as a result of climate change or natural disasters or their particular industries. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and other products that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are or will be sufficient to prevent an adverse impact to our business and financial results. Additionally, in deciding whether to extend credit or enter into other transactions with clients and counterparties, the Company relies on the completeness and accuracy of representations made by and information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. If the information provided is not complete or accurate, the Company could make misjudgments about extending credit or entering into other transactions with clients or counterparties, and the Company could suffer defaults, credit losses, or other negative consequences as a result.

The Company may suffer losses if the value of collateral declines in weak, deteriorating, or stressed economic or market conditions.

During periods of market stress or illiquidity, the Company’s credit risk may be further increased if it fails to realize the expected value of the collateral it holds, collateral is liquidated at prices that are not sufficient to recover the full amount owed to Truist, or counterparties are unable to post collateral, whether for operational or other reasons. Furthermore, disputes with counterparties concerning the valuation of collateral or contractual agreements may increase in times of significant market stress, volatility, or illiquidity, and Truist could suffer losses during these periods if it is unable to effectively handle counterparty disputes, obtain additional collateral from counterparties, manage declines in the value of collateral, or realize the expected value of collateral.

Liquidity Risks

Our inability to retain and grow deposits or a change in deposit costs or mix could negatively impact our funding strategy and financial results.

Deposits are a relatively low cost and stable source of funding. Truist competes for deposit funding with banks and other financial institutions and with money market funds and other providers of deposit equivalents. If we are unable to compete effectively, deposits can be lost. In addition, our funding costs can increase if we are required to raise interest rates to avoid deposit attrition or to replace deposits with wholesale funding. Higher funding costs reduce Truist’s net interest margin, net interest income, and net income. For example, in 2025, maintaining and growing client deposits continued to be challenging as the Federal Reserve System reduced the size of its balance sheet through quantitative tightening. The future direction of the Federal Reserve System balance sheet and the level of excess reserves in the banking system may have implications for deposit gathering and competition. Our ability to maintain, grow, or favorably price deposits also may be constrained by gaps in our product and service offerings, changes in client trends, our scale relative to other financial institutions, competition from financial technology companies and emerging financial-services providers, any failures or deterioration in our client service, or any loss of confidence in our brand or our business. For example, deposits and other traditional banking products could be significantly disrupted by an increase in the adoption and use of digital assets, stablecoins, cryptocurrencies, tokenization, and similar products, services, and technologies that enable financial services and transactions without or with less intermediation by commercial banks.

24 Truist Financial Corporation

Truist’s liquidity could be impaired by an inability to access short-term funding, an unforeseen outflow of cash, or an inability to monetize liquid assets.

Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable costs. Banks are especially vulnerable to liquidity risk because of their reliance on demand or short-term deposits to fund longer-term loans or other extensions of credit. We, like other financial-services companies, rely to a significant extent on external sources of funding, such as deposits and borrowings, for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. When volatility or disruptions occur in the wholesale funding markets, the Company’s ability to access short-term liquidity could be impaired. In addition, idiosyncratic factors affecting the Company, including realization of other risks described herein, as well as other factors outside of the Company’s control, such as a general market disruption or an operational problem that affects service providers or intermediaries, could impair the Company’s ability to access short-term or contingent funding sources or create an unforeseen outflow of cash due to, among other factors, draws on unfunded commitments or attrition of non-FDIC-insured and other deposits. Refer to the “Funding Activities“ section in MD&A for additional discussion of deposits. The Company’s inability to monetize liquid assets without unacceptable losses or to access short-term funding or capital markets could constrain the Company’s ability to make new loans or meet existing lending commitments and could ultimately jeopardize the Company’s overall liquidity and capitalization. While our policies and controls are designed to enable us to maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment, our liquidity position could still become compromised. Such an event could damage the performance and value of our business, prompt regulatory intervention and private litigation, harm our reputation, and cause a loss of client and investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened.

A disruption in our access to the mortgage secondary market and GSEs for liquidity could negatively affect us.

Truist sells a portion of the mortgage loans that it originates to reduce the Company’s retained credit risk and to provide funding capacity for originating additional loans. The GSEs could limit their purchases of conforming loans due to capital constraints or other changes in their eligibility criteria for conforming loans, such as maximum loan amounts or borrower eligibility. This potential reduction in purchases could limit the Company’s ability to fund new loans and other financial products and services.

Proposals are presented from time to time to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform of the housing finance market and the GSEs, as well as any effect on the Company’s business and financial results, are uncertain.

The Company’s cost of funding or access to the banking and capital markets could be adversely affected if our credit ratings are downgraded or otherwise fail to meet investor expectations.

Credit ratings are influenced by many factors, including the Company’s profitability, asset quality, capital levels, liquidity, business mix, operations, and risk management practices. Credit ratings may also be influenced by other factors, some of which are outside the Company’s control, such as recent and anticipated economic trends, geopolitical risk, legislative and regulatory developments, perceptions of the banking industry and U.S. financial stability, environmental, social, and governance considerations, litigation, and changes to the rating agency methodologies. There can be no assurance we will be able to maintain our current credit ratings and outlooks. Truist’s failure to maintain credit ratings could adversely affect funding costs and increase the Company’s cost of capital. A ratings downgrade could affect the Company’s ability to attract or retain funding, including deposits from commercial and corporate clients. Additionally, a downgrade to Truist’s credit ratings may adversely impact the Company’s ability to conduct derivatives business with certain clients and counterparties and could trigger obligations to make cash or collateral payments to certain clients and counterparties.

The Parent Company relies on dividends from Truist Bank for its liquidity needs, the payment of which is limited by statutes and regulations, and the Parent Company could have less access to funding sources and its liquidity could be constrained if Truist Bank becomes unable to pay dividends.

The Parent Company relies upon capital markets access and dividends from subsidiaries for funding and has less access to contingent funding sources than Truist Bank. If Truist Bank were subject to financial stress, its dividends to the Parent Company could be reduced or eliminated in order to support Truist Bank’s capital position or its satisfaction of other regulatory requirements. This would increase the Parent Company’s reliance on capital markets and other wholesale funding at a time when credit spreads and funding costs are likely to be elevated due to the stress impacting Truist Bank and would also impair the Parent Company’s ability to serve as a source of strength to its subsidiaries.

Truist Financial Corporation 25

The financial system is highly interrelated, and financial or systemic shocks or the failure of even a single financial institution or other participant in the financial system could adversely impact us.

Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole, the macroeconomic climate, and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of Truist even if we are not subject to the same adverse developments. In addition, adverse developments with respect to counterparties, intermediaries, and other third parties with whom we have important relationships could also negatively impact perceptions about us. These perceptions about us could cause our business and operations to be negatively affected and exacerbate the other risks that we face.

Truist may be impacted by the actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets. Such an event may negatively affect our financial results due to increased expenses, including FDIC insurance assessments or special assessments, and challenges in attracting and retaining funding from depositors, the capital markets, and other sources. The measures taken by governments, businesses, and other organizations in response to such an event also could adversely impact the Company’s business, financial condition, and results of operations.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, and other relationships. Truist routinely executes transactions with brokers and dealers, central counterparties, commercial banks, investment banks, mutual and hedge funds, and other counterparties in the financial industry. Defaults by or even rumors or questions about the soundness of one or more of these counterparties or the financial services industry generally have led to market-wide liquidity constraints and could lead to losses or defaults by Truist or other financial institutions. These liquidity challenges and credit losses, together with related consequences, could adversely affect the Company.

Technology and Data Risks

The Company’s applications, operating systems, and infrastructure, as well as operational capabilities managed or supplied by third parties on whom we rely, could fail or be interrupted, which could adversely impact the Company’s business, operations, financial condition, prospects, and reputation and cause significant legal and financial exposure.

The Company’s ability to perform and succeed depends on applications, operating systems, and infrastructure, including computer systems and networks, software, security systems, data management, and internal processes. These may be owned or controlled by the Company or by clients, suppliers, service providers, or other third parties. We rely on the secure collection, transmission, storage, use, retrieval, and other processing of confidential, proprietary, personal, and other sensitive information in the Company’s systems and networks as well as those of its clients and other third parties. To access the Company’s systems, networks, products, and services, the Company’s clients and other third parties may use personal devices or other computing devices that are outside of the Company’s control and network environments. The Company’s operating systems and infrastructure are vulnerable to damage or interruption from, among other things, software bugs, server malfunctions, software or hardware failure, and human error that originate inside or outside its control and network environment. These risks may increase in the future as Truist continues to evolve its use of, interactions with, and dependence on internal and external operating systems and infrastructure.

The Company has experienced, and may continue to experience, failures and disruptions affecting the stability, performance, security, and availability of its applications, operating systems, and infrastructure. These include degraded processing performance, data quality issues, loss of network connectivity, software malfunctions and misconfigurations, and interruptions in the availability and reliability of cloud-based and other third-party systems and services. The Company’s substantial and increasing reliance on cloud service providers and other external technology vendors heightens exposure to risks outside of its control, including system outages, downtime, cyber-attacks, and adverse financial and operating conditions at those providers and vendors. The Company’s expanding use of AI tools and related technologies introduces additional operational risks, including reliance on data integrity and model performance as well as third-party AI services that may fail, degrade, or produce inaccurate or unexpected outputs.

The Company regularly updates and modifies its applications, operating systems, and infrastructure to support business and operations, including growth initiatives and regulatory compliance requirements. These activities involve significant costs and create additional risks related to the implementation, integration, and effectiveness of new or modified applications, systems, and infrastructure. The introduction, updating, or retraining of AI models and other methods of automation may amplify these risks. Changes in model behavior or configuration may produce unintended outcomes, increase susceptibility to operational errors, or reduce the effectiveness of existing controls. Failures associated with upgrades, configuration changes, system conversions, AI model deployment, integration efforts, and related activities may result in operational interruptions, system failures, or reduced control effectiveness.

26 Truist Financial Corporation

Failures to properly maintain, upgrade, or secure applications, operating systems, and infrastructure may increase the Company’s susceptibility to cybersecurity threats, including supply chain attacks, and may impair the Company’s ability to meet business continuity and resiliency objectives. AI-enabled technologies may further expand the cyber-attack surface and velocity, including exposure to adversarial manipulation, data poisoning, and vulnerabilities in third-party AI and other platforms. These events have resulted in adverse client impacts, including the inability to access account information or conduct transactions through ATM, online, or mobile channels, the exposure of confidential, proprietary, personal, and other sensitive information, the posting of duplicative or delayed transactions, and delays in obtaining assistance through call centers. The Company cannot assure that similar or more severe operational or technology failures and disruptions, including AI-related failures or third-party service interruptions, will not occur in the future or that their effects can be prevented, contained, or remediated in a timely manner.

The potential for operational risk exposure exists throughout the Company and, because of the Company’s interactions with and reliance on third parties, is not limited to the Company’s own internal operational functions. Truist’s clients, service providers, intermediaries, and other third parties may expose the Company to risk as a result of human error, misconduct, malfeasance, or a failure or breach of applications, systems, and infrastructure. In addition, third-party breakdowns or failures could affect their ability to deliver a product or service to the Company or its clients or result in lost or compromised information of the Company or its clients. Truist cannot be certain that it will receive timely notification of such incidents or be able to exert any meaningful control or influence over how and when they are addressed. The Company’s ability to conduct its business and operations may be adversely affected by these kinds of disruptions to third parties whom the Company interacts with or relies upon.

In addition, as a result of increasing consolidation, interconnectivity, and complexity of financial entities and operating systems and infrastructure, a technology failure that significantly degrades, deletes, or compromises the applications, systems, infrastructure, or data of one or more financial entities could have an adverse impact on counterparties or other market participants. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis, for transactions and other business to be conducted in the ordinary course. Any third-party technology failure, other information or security breach, termination, or constraint could, among other things, adversely affect the Company’s ability to conduct transactions and other business, service the Company’s clients, manage the Company’s exposure to risk, or expand the Company’s business. Such an event affecting the Company could likewise negatively impact its counterparties and other market participants and, as a result, create reputational damage as well as legal and financial exposure.

Truist is heavily reliant on technology, and a failure to effectively anticipate, develop, and implement new or enhanced technology could negatively impact our financial results, business, operations, security, or ability to compete effectively.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those related to AI and cloud migration as well as blockchain and other distributed ledger technologies such as those underpinning digital assets, tokenization, cryptocurrencies, and stablecoins. Truist has invested in technology to automate functions previously performed manually, to facilitate the ability of clients to engage in financial transactions, and otherwise to enhance the client experience with respect to the Company’s products and services. As a result of these developments and investments, Truist is heavily reliant on technology, and any inability to effectively anticipate, develop, or implement new or enhanced technology could have an adverse effect on Truist’s business.

Truist expects to make additional investments in innovation and technology to address technological disruption in the industry, improve client offerings and service, and streamline and automate operations. Although these and future investments are designed to enable the Company to better serve its clients and to reduce costs, many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, they have not been in the past and may not be in the future implemented on time, within budget, or without negative financial, operational, or client impact. In addition, these initiatives have not in the past and may not in the future always perform as we or our clients expect. Changes in our business, including the use of new technologies, may require us to modify our workforce strategies and training programs, which could negatively impact our ability to attract, develop, retain, and motivate qualified teammates and ultimately our operations and financial results.

The Company’s continued success depends, in part, upon its ability to use technology to provide products and services that satisfy client needs and preferences, including demands for faster, simpler, more cost-effective, and more secure payment services and settlement, to create efficiencies in the Company’s operations, and to integrate new or enhanced client offerings with legacy platforms or to update those legacy platforms. A failure to maintain or enhance the Company’s competitive position with respect to technology, whether because of a failure to anticipate client expectations or keep pace with new or enhanced product or service offerings by competitors, a failure in the performance or reception of technological enhancements, or an untimely rollout of technological enhancements, may cause the Company to lose market share, miss growth opportunities, or adversely affect our financial results.

Truist Financial Corporation 27

Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could incur significant damages for past infringement, substantial fees for continued use, deprivation of access to or use of such intellectual property for limited or extended periods of time without the practical availability of an alternative, or considerable expense to settle or otherwise resolve the matter. For example, in 2023 we settled a lawsuit brought by another financial institution alleging that our mobile remote deposit capture systems infringed patents owned by the other financial institution.

The Company and its clients, suppliers, service providers, and other third parties face a wide array of cybersecurity risks, which could result in the loss, alteration, or disclosure of confidential, proprietary, personal, and other sensitive information; adversely impact the Company’s business, operations, financial condition, results of operations, prospects, and reputation; and cause significant legal and financial exposure.

The Company’s applications, operating systems, and infrastructure and those of its clients, suppliers, service providers, and other third parties are continuously targeted in cyber-attacks and vulnerable to damage or interruption from, among other things, fraud, denial of service attacks, social engineering schemes (such as phishing and smishing), hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. Such incidents have in the past exposed and may in the future expose security vulnerabilities in the Company’s applications, systems, and infrastructure and those of third parties, resulting in the unauthorized access, gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or other sensitive information, including personal information. Such incidents could also damage the Company’s applications, systems, and infrastructure by significantly disrupting access or the business or operations of the Company or third parties.

In addition, Truist’s clients, regulators, and other third parties, including other financial institutions and companies engaged in data processing, have been subject to and will continue to be the target of cyber-attacks and similar incidents. As our clients regularly transact using our Truist-issued debit and credit cards, data is distributed across multiple platforms and networks, and card and other information is stored on these external platforms and networks. When these external platforms and networks are compromised, our clients’ information and accounts may be exposed to fraud and other data security and privacy-related issues. As a result, the Company has incurred, and expects to continue to incur, losses related to the reimbursement of clients for fraudulent transactions and other costs associated with data security incidents affecting these platforms and networks. The Company also faces cybersecurity risks relating to third parties that the Company relies upon to facilitate or enable business activities, including vendors, providers of outsourced software, services, and infrastructure, payment networks, card processors, merchants, and providers of critical infrastructure such as internet access and electrical power. While the Company performs varying degrees of cybersecurity due diligence on many of these third parties, the Company does not control third parties and our ability to monitor their cybersecurity is limited. Therefore, the Company cannot ensure that the cybersecurity measures they take will be sufficient to protect information the Company shares with them or prevent disruption arising from a cyber-attack. In addition, the existence, nature, or extent of cyber-attacks or security breaches at third parties with access to the Company’s data and systems may not be disclosed to the Company in a timely manner.

Cybersecurity risks for financial institutions have significantly increased in recent years and will likely continue to increase, in part because of the proliferation of new technologies to facilitate and conduct financial transactions and the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, state-sponsored actors, disgruntled teammates or vendors, hackers, activists, and other third parties, including those involved in corporate espionage. The risk of a security breach due to a cyber-attack could increase in the future due to factors such as the financial industry’s ongoing expansion of digital banking and other internet-based client offerings and the internal use of internet-based products and applications, including those that use cloud computing services; advances in AI, such as the use of machine learning, generative AI, and quantum computing by malicious actors to develop more advanced social engineering attacks on the Company or its clients, including targeted phishing and smishing attacks; the inability to maintain the security of information transmitted by financial institutions due to advances in quantum computing and other technology that may counteract or nullify existing information protections; and the acquisition and integration of new businesses. Even the most advanced internal control environment may be vulnerable to compromise. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cybersecurity threat actors change frequently and may not be recognized until launched or well after a breach has occurred.

28 Truist Financial Corporation

A successful penetration or circumvention of the security for our applications, operating systems, or infrastructure or those of third parties could cause serious negative consequences, including loss of clients and business opportunities; costs associated with maintaining client and business relationships after a cyber-attack or security breach; a loss of investor confidence; significant disruption to the Company’s operations and business; misappropriation, exposure, or destruction of the Company’s confidential, proprietary, and other sensitive information, including personal information, and the funds of the Company and its clients; damage to the Company’s or third-parties’ computers, systems, or networks; and a violation of applicable statutes and regulations, including those related to data privacy, data protection, and cybersecurity. Additional impacts include litigation exposure, regulatory fines, penalties, loss of confidence in the Company’s security measures, significant investment of management time, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. Any of these consequences or impacts could adversely impact the Company’s business, operations, financial condition, results of operations, prospects, and reputation. In addition, the Company may not have adequate insurance coverage to compensate for losses from any of the foregoing, its existing insurance coverage may not continue to be available on acceptable terms or at all, and its insurers may deny coverage as to any future claims.

Cybersecurity and data-privacy risks have received heightened legislative, regulatory, and supervisory attention. Legislation and regulations on cybersecurity and data privacy, as well as related supervisory expectations, can compel us to enhance or modify our applications, systems, and infrastructure, invest in new applications, systems, and infrastructure, change our service providers, augment our scenario and vulnerability testing, and alter our business practices or our policies on security, data governance, and privacy. Any of these, in turn, can cause a significant increase in the complexity and costs of our operations and expose us to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, and a loss of client or investor confidence.

The Company faces risks associated with the privacy, quality, availability, and retention of key data for operational, strategic, regulatory, and compliance purposes.

The Company’s financial and regulatory reporting, public disclosures, and key business decisions are reliant on the quality, availability, and retention of data, including personal information. A control failure, for example, may lead to data breaches, data loss, data misuse, and data integrity and quality risks. These failures may result in inaccuracies in financial and regulatory reports, inhibited management decision-making, financial loss, brand and stakeholder risk, and regulatory compliance risk, including data privacy, data protection, and cybersecurity compliance risks. We also can experience enforcement and supervisory actions, damage to our reputation, and private litigation as a result of these failures.

Truist faces substantial risks in safeguarding personal and other sensitive information, which may negatively impact the Company’s business, financial condition, results of operations, prospects, or reputation.

Truist’s businesses are subject to complex and evolving statutes, rules, and regulations governing data privacy, data protection, and cybersecurity, particularly with respect to the privacy and protection of personal information of individuals. Individuals whose personal information may be protected by law can include the Company’s clients (and in some cases its clients’ clients), prospective clients, job applicants, teammates, and the employees of the Company’s vendors and other third parties. Complying with the statutes, rules, and regulations applicable to the Company’s disclosure, collection, use, sharing, storage, and other processing of personal information can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by the Company or a third party affiliated with the Company could expose the Company to reputational damage, litigation, or regulatory fines, penalties, or other sanctions.

Additional risks could arise from the failure of the Company or third parties to provide adequate disclosure or transparency to the Company’s clients about the personal information collected from them and the use of such information; to receive, document, and honor the privacy preferences expressed by the Company’s clients; to protect personal information from unauthorized disclosure; or to maintain training on data privacy, data protection, or cybersecurity practices for all teammates or third parties who have access to personal information. Concerns regarding the effectiveness of Truist’s measures to safeguard personal information, or even the perception that those measures are inadequate, could cause Truist to lose existing or potential clients and negatively affect its business, financial results, and prospects. Furthermore, any failure or perceived failure by the Company to comply with applicable data privacy, data protection, or cybersecurity statutes, rules, or regulations may subject it to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities, or regulatory fines, penalties, or other sanctions. Any of these could damage Truist’s reputation and otherwise adversely affect its business, financial results, and financial condition.

Truist Financial Corporation 29

In recent years, well-publicized incidents involving the inappropriate disclosure, collection, use, sharing, storage, and other processing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information by companies. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter statutes, rules, and regulations relating to the disclosure, collection, use, sharing, storage, and other processing of personal information. Truist will likely be subject to new and evolving data privacy, data protection, and cybersecurity statutes, rules, and regulations in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines, and enforcement actions. These types of statutes, rules, and regulations could prohibit or significantly restrict financial services firms such as Truist from sharing information among affiliates or with third parties or could restrict Truist’s use of personal information when developing, offering, or marketing products or services to clients.

For more information concerning our legal and regulatory obligations with respect to data privacy, data protection, and cybersecurity, please see “Privacy, Data Protection, and Cybersecurity” in Item 1 “Business.”

The use of AI in our products and services, as well as our business and the industry more broadly, may negatively impact our business, operations, financial condition, results of operations, prospects, and reputation.

Our industry is subject to rapid and significant technological change. To compete effectively, the Company uses new and evolving technologies, including AI, to help improve our marketing, referrals, products, services, and client service, to increase productivity for internal code and software development and testing, and to automate certain business decisions and risk management practices, such as fraud identification. The Company's use of AI is subject to risks that models, prompts, algorithms, and datasets, as well as related decisions, predictions, analysis, and other output, are flawed, inaccurate, of poor quality, insufficient, biased, or otherwise erroneous or inadequate, any of which may not be easily detectable. In addition, the models and processes relating to AI are not always transparent, which could increase the risk of unintended deficiencies. Ineffective implementation of AI by us or our third-party providers could subject us to additional risks that we cannot adequately predict or mitigate. Further, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI and machine learning, could impair the acceptance and use of AI. If any of these risks are realized, we could suffer business and operational disruptions, operational inefficiencies, competitive harm, legal liability, increased regulatory scrutiny, reputational harm, or other consequences that the Company cannot predict, any of which could negatively affect the Company's financial condition and results of operations.

Regulatory and other legal frameworks surrounding AI continue to evolve and remain uncertain. If we do not have sufficient rights to use models, prompts, algorithms, and datasets on which our AI technologies rely or the related decisions, predictions, analysis, or other output, we could incur significant damages, substantial fees, deprivation of access, or considerable expense through a violation of applicable law, third-party intellectual property, privacy, or other rights, or other violations. New or changing statutes, regulations, or industry standards and practices may increase costs, restrict use cases, or require significant changes to our deployment or our existing systems and controls. If we fail to appropriately respond to changes within the AI landscape, including changing public sentiment, we could face legal, regulatory, or brand and stakeholder risk that may negatively impact our business, operations, financial results, financial condition, or reputation. In addition, the use of AI by companies has resulted in, and may in the future result in, cybersecurity breaches, attacks, and other similar incidents as well as data privacy violations.

Operational Risks

Truist relies on third parties to support key components of the Company’s business and operational infrastructure, and their failure to perform to our standards or our failure to appropriately assess and manage these relationships could adversely affect us.

Third parties support key components of the Company’s business and operational infrastructure, including certain aspects of our technology functions, and while we have implemented a third-party risk management program designed to identify, assess, monitor, and mitigate third-party risks, we do not control our third-party service providers, their actions, or their businesses. No assurance can be provided that third-party service providers will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, including cybersecurity, remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require.

Our use of third-party service providers exposes us to the risk that such third parties may not comply with their contractual obligations to us and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties. We may need to incur substantial expenses to address risks or issues with a service provider, and if such risks or issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. In addition, a failure to appropriately assess and manage our relationships with third parties, especially those supporting significant banking functions, shared services, or other critical activities, could adversely affect Truist by resulting in potential harm to clients and any liability associated with that harm; supervisory actions, regulatory fines, penalties, or other sanctions; lower revenues and the opportunity cost from lost revenues; increased operational costs; or harm to Truist’s reputation.

30 Truist Financial Corporation

The Company is not insured against all types of losses as a result of third-party-related failures, and the insurance coverage that does exist may be inadequate to protect the Company from all resulting losses, including business or operational interruptions or increased costs of doing business.

The Company’s risk and control framework may fail to identify, assess, monitor, and mitigate the risks we face and cause us to suffer unexpected losses that could adversely affect our business, financial condition, results of operations, prospects, and reputation.

Truist has policies, processes, and procedures intended to identify, assess, monitor, and mitigate risks impacting the Company and to evaluate mitigating controls in place. Our risk and control framework, however, cannot guarantee that we will adequately or effectively identify, assess, monitor, and mitigate current business, operational, or other risks, or that we will adequately or effectively identify, assess, monitor, and mitigate such risks in the future. For example, some of the Company’s methods of identifying, assessing, monitoring, and mitigating risk are based upon the Company’s use of observed market behavior and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than historical measures indicate. Moreover, as the risks we face continue to evolve, despite our ongoing efforts to improve the design and implementation of our risk framework, those efforts may not be adequate or effective. If the Company’s risk and control framework fails to enable us to identify, assess, monitor, and mitigate the risks we face, we could suffer unexpected losses and our business, financial condition, results of operations, prospects, and reputation could be materially and adversely affected.

Truist can be negatively affected if it fails to identify and address operational and compliance risks associated with the introduction of or changes to products, services, and delivery platforms.

When Truist launches a new product or service (including digital offerings), introduces a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading, and cloud computing), acquires or invests in a business or makes changes to an existing product, service, or delivery platform, it may not fully appreciate or identify new operational and compliance risks that may arise from those changes or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish Truist’s ability to operate one or more of its businesses or result in potential liability to clients and counterparties, increased operating expenses, or lost revenue. The Company could also experience higher compliance or litigation costs, including regulatory fines, penalties and other sanctions, reputational harm, impairment of its financial condition, regulatory scrutiny, or weaker competitive standing. Any of the foregoing consequences could adversely affect Truist’s business and results of operations.

Truist is subject to risks related to originating and selling loans, including repurchase and indemnification obligations, which may adversely affect our business, results of operations, and financial condition.

When loans are sold or securitized, including to GSEs, it is customary to make representations and warranties to the purchaser about the loans—including their quality, the manner in which they were originated and underwritten, and compliance with applicable law—and to agree to repurchase the loans or indemnify the purchaser in the event of a breach of the representations or warranties or other provisions of the sale agreement. An increase in the number of repurchase and indemnity demands from purchasers on sold loans could result in an increase in the amount of losses for loan repurchases, which may adversely affect our business, results of operations, and financial condition. Truist also bears a risk of loss from borrower defaults for multi-family commercial mortgage loans sold to FNMA.

The ability to manage these risks is expected to affect whether Truist sells and securitizes loans and receivables in the future. Other factors influencing such a decision may include the overall credit quality of its loans and receivables, the costs of selling or securitizing its loans and receivables, the demand for bulk sales and asset-backed securities, and the legal, regulatory, accounting, or tax rules affecting these transactions. In addition, proposals regarding reform to the U.S. housing finance market could impact our decisions regarding which loans should be sold or securitized in the future.

Truist faces loan servicing risks that could adversely impact the Company’s business, operations, liquidity, and results of operations.

The Company acts as servicer for a range of assets, primarily loans in securitizations and unsecuritized loans owned by investors. As servicer for loans, the Company has certain contractual obligations to the securitization trusts, investors, or other third parties, including foreclosing on collateral that secure defaulted loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. Generally, the Company’s servicing obligations are set by contract, for which the Company receives a contractual fee. However, GSEs can amend their servicing guidelines unilaterally for certain government guaranteed mortgages, which can increase the scope or costs of the services required without any corresponding increase in the Company’s servicing fee. Federal and state laws that impose additional servicing requirements could increase the scope and cost of the Company’s servicing obligations. As a servicer, the Company also advances expenses on behalf of securitization trusts and investors, which it may be unable to collect. Any increase in servicing obligations without a corresponding increase in servicing fees or required advances of expenses that are not reimbursed could reduce liquidity and increase operational strain.

Truist Financial Corporation 31

A material breach of the Company’s obligations as servicer may result in contract termination if the breach is not cured within a specified period of time following notice, causing the Company to lose servicing income. In addition, the Company may be required to indemnify the securitization trust or other holder of the loan against losses from any failure by the Company to perform its servicing obligations or any act or omission on the Company’s part that involves willful misfeasance, bad faith, or gross negligence. For certain securitization trusts or investors and certain transactions, Truist may be contractually obligated to repurchase a loan or reimburse the securitization trust or the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. Such indemnification or repurchase obligations could require significant cash outflows, reduce liquidity, and increase earnings volatility. The Company may be subject to increased repurchase or indemnity obligations as a result of claims made that the Company did not satisfy its obligations as a servicer. The Company may also experience increased loss severity on repurchases, which may require a significant increase to the Company’s repurchase reserve and negatively affect results of operations. While the number of such indemnification claims has been small, these could increase in the future.

Compliance, Regulatory, and Legal Risks

Truist is subject to extensive and evolving government regulation and supervision, which could adversely affect our business, financial condition, results of operations, and prospects.

The banking and financial services industries are highly regulated. Truist is subject to supervision, regulation, and examination by the FRB, the FDIC, the NCCOB, the SEC, the CFTC, the CFPB, FINRA, the MSRB, the NFA, and various other federal and state regulatory agencies. The regulatory and supervisory framework applicable to banking organizations is intended primarily for the protection of depositors and other customers, the DIF, and the role and stability of the U.S. financial system, rather than for the protection of shareholders and non-deposit creditors. In addition to banking statutes and regulations, Truist is subject to various other laws that directly or indirectly affect its business and operations, including the products and services it may offer and the manner in which it may offer them and its ability to make distributions to shareholders.

The regulation and supervision of Truist significantly affects the way that we conduct our business and operations. Statutes and regulations that are applicable to us, and Truist’s inability to act in certain instances without receiving prior regulatory approval, affect Truist’s lending and deposit practices, capital structure, investment practices, dividend policy, ability to repurchase common stock, ability to pursue strategic acquisitions, and other activities. Regulatory policies and supervisory expectations can have this effect as well. Changes to statutes, regulations, or regulatory policies or their interpretation or implementation by supervisors or other governmental authorities can affect Truist in substantial and unpredictable ways. We have in the past and may in the future be subject to formal or informal enforcement or supervisory actions as a result of one or more of our supervisors determining that we have failed to comply with applicable law, comport with safe and sound practices, or meet supervisory expectations. These actions, some of which are considered confidential supervisory information, can result in higher capital and liquidity requirements, higher deposit insurance premiums, higher compliance expenses, changes to our business or operations, and monetary penalties. These actions also can negatively impact the products and services that we offer and our ability to engage in business opportunities. The restrictions imposed by any of these actions could have an adverse effect on our strategy, profitability, and reputation.

Truist has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities beyond banking such as securities underwriting and merchant banking. FHCs and their IDI subsidiaries are subject to ongoing requirements to continue to qualify as an FHC. If an FHC or any of its IDIs were found not to be well-capitalized or well managed as defined by applicable law, the FRB may impose corrective capital and managerial requirements on the FHC, which could impact resources and limit amounts otherwise available to creditors and shareholders. In such a situation, the FRB may also place limitations on the ability of the FHC to conduct certain business activities that FHCs are generally permitted to conduct as well as the FHC’s ability to make certain acquisitions. If the failure to meet these standards persists, the FHC may be required to divest its IDI subsidiaries or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. Furthermore, if an IDI subsidiary of an FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.

U.S. BHCs, including Truist, are subject to a range of prudential standards and requirements based on their size and complexity. Truist is subject to more stringent liquidity and capital requirements, leverage limits, internal and supervisory stress testing requirements, single-counterparty credit limits, resolution planning requirements, and enhanced risk management standards compared to smaller institutions, while certain larger or more complex banking organizations are subject to even more stringent prudential standards and requirements than Truist. These differing standards and requirements can put Truist at a competitive disadvantage compared to other banking organizations.

32 Truist Financial Corporation

Financial regulators’ prudential and supervisory authority gives them broad power and discretion to direct Truist’s actions, and they have assumed an active oversight, examination, and enforcement role across the financial services industry on both the federal and state levels. Areas of focus in the recent past have included fair access to banking, deposits, interest-rate risk management, commercial real estate, risk governance and controls, capital, liquidity, long-term debt requirements, consumer loan practices, data privacy, data protection, cybersecurity, overdraft and other fees, retention and recordkeeping of electronic communications, reimbursement for fraudulent transactions, and other compliance matters.

The content of the regulatory framework and the intensity of supervision have in the past and are likely in the future to vary over time based on factors such as prevailing economic and political conditions, the policy preferences of the relevant government agencies, the perceived performance of the financial services industry, the size of the company, and the jurisdiction in which a company is organized or operates. This variation has in the recent past and may in the future be frequent and volatile. In times of heightened legislative, regulatory, or supervisory focus on the financial services industry, the Company and other large financial institutions are subject to increased scrutiny, more intense supervision and regulation, and more supervisory findings and actions, with increased operational and compliance costs as well as impacts on business and geographic expansion and acquisitions. The financial services industry also has faced and may continue to face varying degrees of enforcement of laws at federal, state, and local levels—particularly in connection with business and other practices that may harm or appear to harm consumers or affect the financial system more broadly.

Truist expects to remain subject to extensive regulation and supervision. Our regulatory and supervisory environments, whether at federal, state, or local levels, are not static. No assurance can be given that applicable laws and policies will not be amended or construed differently, that new laws and policies will not be adopted, or that any of these laws and policies will not be enforced more aggressively, including as a result of changes to control of branches of the U.S. government. Moreover, political and policy goals of elected and appointed officials may change over time, which could impact the rulemaking, supervision, examination, and enforcement priorities of federal and state regulators. It is possible that expected changes in law and policy do not occur or are reversed subsequently or that the regulatory measures ultimately adopted deliver fewer or no competitive advantages to us and significant competitive advantages to financial services providers that are larger or smaller, are structured differently, or serve different markets than us. Truist could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted, or contemplated in the U.S. or abroad, including limits on acquisitions, more stringent capital and liquidity requirements, and policies and rulemaking related to emerging technologies such as stablecoins and digital assets, cybersecurity, and AI and data. The cumulative effect of such legislation and regulations on Truist’s business, operations, and profitability cannot be accurately predicted, but any of these impacts would likely necessitate changes to Truist’s existing regulatory compliance and risk management infrastructure and could result in increased compliance costs. Such legislation and regulation also may reduce Truist’s revenues, limit the types of financial services and products it may offer, alter the investments it makes, affect the manner in which it operates its businesses, increase its litigation and regulatory costs, and enhance the ability of nonbanks to offer competitive financial services and products. Further, our noncompliance with applicable laws, whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise and, in some cases, regardless of whether noncompliance was inadvertent, can result in the suspension or revocation of authority to conduct business operations and in the initiation of supervisory actions, enforcement proceedings, or private litigation.

Truist also relies upon third parties who may expose the Company to compliance and legal risk.

The Company may incur damages, fines, and penalties and face other negative consequences from supervisory actions and regulatory or other legal violations, including inadvertent or unintentional violations.

Truist’s compliance risks relate to a wide variety of statutes, rules, regulations, and other laws spanning its lines of business, corporate functions, and jurisdictions, including risks related to financial products and services, relationships and interactions with clients, teammate activities, anti-money laundering compliance, trading activities, and market conduct. Compliance risk is also inherent in Truist’s fiduciary activities, including applicable requirements to act in the best interest of fiduciary clients and to treat fiduciary clients fairly.

Truist maintains systems and procedures designed to support its compliance with applicable statutes, regulations, and other laws, but there can be no assurance that these systems and procedures will be effective. In addition to fines and penalties, the Company may suffer other negative consequences from supervisory actions and regulatory violations, including restrictions on certain activities and damage to the Company’s reputation, which in turn might adversely affect the Company’s business and results of operations.

Truist Financial Corporation 33

Federal and state law grants substantial enforcement and supervisory powers to federal and state regulators and law enforcement agencies if they determine that regulated entities have failed to comply with applicable law, comport with safe and sound practices, or meet supervisory expectations. This enforcement and supervisory authority includes the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; to issue formal and informal enforcement orders; and to initiate injunctive actions against banking organizations and institution-affiliated parties. Additionally, actual or alleged misconduct by teammates, including unethical, fraudulent, improper, or illegal conduct, or unfair, deceptive, abusive, or discriminatory practices, can result in litigation, government investigations, and enforcement actions and cause significant reputational harm to Truist, even if allegations are ultimately unsubstantiated. In addition, governmental authorities have, at times, sought criminal penalties against companies in the financial services sector for violations, and, at times, have required an admission of wrongdoing, criminal pleas, or other extraordinary terms from financial institutions in connection with resolving such matters. Criminal convictions or criminal pleas or admissions of wrongdoing in a settlement with the government can lead to greater exposure in civil litigation, reputational harm, and other significant collateral consequences, such as restrictions on engaging in new activities or acquisitions, loss of clients, restrictions on the ability to access the capital markets, and the inability to operate certain businesses or offer certain products for a period of time.

The Company is regularly subject to regulatory investigations, examinations, and other initiatives by governmental authorities that, if adversely determined against the Company, may subject us to litigation, settlements, fines, penalties, or other sanctions and may require us to engage in remediation, provide restitution to clients, restructure our operations and activities, or cease offering certain products or services. Any of these potential outcomes could harm the Company’s business, financial condition, results of operations, prospects, or reputation or could result in collateral or ancillary consequences. In addition, our exposure to legal and regulatory matters can be unpredictable and could, in some cases, exceed the Company’s accruals for those matters.

Pending or threatened legal proceedings and other matters may adversely affect the Company’s business, financial condition, results of operations, prospects, and reputation.

In the ordinary course of its business, the Company is subject to lawsuits, claims, and formal and informal enforcement activity, including regulatory investigations, either directly or indirectly through our ownership interests in other entities. The volume of legal proceedings against participants in the financial services industry, including the Company, is substantial, and enforcement actions by regulatory authorities can vary with the regulatory environment. Legal proceedings against financial services firms may increase depending on factors such as prevailing economic and political conditions, the policy preferences of the relevant government agencies, and changes in law.

Heightened regulatory scrutiny or the results of an investigation or examination may lead to additional regulatory investigations or enforcement actions. Those actions could result in regulatory settlements or enforcement orders against Truist. Furthermore, a single event involving a potential violation of law may give rise to numerous and overlapping investigations and proceedings by multiple federal and state agencies and officials. In addition, if one or more financial institutions are found to have violated a law relating to certain business activities, this could lead to investigations by regulators or other governmental agencies of the same or similar activities by other financial institutions, including Truist, and large fines and remedial measures that may have been imposed in resolving earlier investigations for the same or similar activities at other financial institutions may be used as the basis for future settlements.

Truist can also be subject to lawsuits, claims, and enforcement activity indirectly through its ownership of interests in other entities. These other entities can themselves be subject to government regulation, supervision, and examination, and determinations that they have failed to comply with applicable law, comport with safe and sound practices, or meet supervisory expectations could have negative consequences for Truist, including a decrease in the value of Truist’s investment in the other entity, damage to Truist’s reputation from being an owner or otherwise associated with the other entity, or a requirement for Truist and the other owners to contribute funds to pay for judgments, settlements, fines, or client redress arising from the lawsuits, claims, or enforcement activity. In addition, these determinations could lead to lawsuits, claims, or enforcement activity directly against the owners of the other entity, including Truist.

Claims and legal actions, including class action lawsuits and enforcement proceedings, could involve large monetary amounts and significant defense costs and could result in settlements, judgments, or orders that include penalties, fines, injunctions, or other forms of relief that are adverse to the Company. Responding to inquiries, investigations, lawsuits, and other proceedings is time-consuming and expensive and can divert management attention from Truist’s business and operations.

The outcome of any claims and legal actions, as well as the timing of any ultimate resolutions, may be difficult to predict or estimate. Actual legal and other costs arising from claims and legal actions may be greater than the Company’s accruals. Further, the Company may not have accruals for all claims and legal actions where we face a risk of significant loss. The ultimate resolution of a pending claim or legal action could adversely affect the Company’s results of operations and financial condition or cause significant reputational harm, which may adversely impact the Company’s business and prospects. Further, the Company may be exposed to substantial uninsured liabilities, which could adversely affect the Company’s results of operations and financial condition. Refer to the “Legal Proceedings and Other Legal Matters” section in “Note 16. Commitments and Contingencies” for additional information.

34 Truist Financial Corporation

Regulatory capital and liquidity standards applicable to large banking organizations and future revisions to existing standards may negatively impact our business, financial results, financial condition, growth, profitability, or our ability to return capital to shareholders.

Truist and Truist Bank are subject to risk-based and leverage regulatory capital requirements, which are established by the FRB for Truist and by the FDIC for Truist Bank. Failure of an FHC or an IDI to be well-capitalized as defined by applicable law or to meet minimum capital requirements can result in enforcement and other supervisory actions and have a significantly adverse impact on the institution’s business and operations. Certain BHCs and their bank subsidiaries, including Truist and Truist Bank, are subject to a minimum LCR and NSFR.

The U.S. risk-based regulatory capital rules are based on the Basel Framework developed by the BCBS for strengthening the regulation, supervision, and risk management of banks as well as certain provisions of the Dodd-Frank Act. These rules prescribe minimum capital levels and allow the FRB and the FDIC to impose incremental capital requirements on a banking organization based on its size, complexity, or risk profile to enhance its ability to operate in a safe and sound manner. In several instances, the U.S. banking agencies have applied stricter capital and liquidity standards to U.S. banking organizations.

Requirements to maintain specified levels of capital and liquidity and regulatory expectations as to the quality of the Company’s capital and liquidity may prevent the Company from taking advantage of opportunities in the best interest of shareholders or force the Company to take actions contrary to their interests. For example, Truist may be required to take steps to increase its capital, increase its investment security holdings, or otherwise change aspects of its capital or liquidity measures, including in ways that could be dilutive to shareholders or could limit our ability to pay or increase dividends or to engage in share repurchases. In addition, these requirements may impact the amount and type of loans the Company is able to make. Truist may also be constrained in its ability to expand, either organically or through mergers and acquisitions. These requirements may cause the Company to sell or refrain from acquiring assets where the capital requirements appear inconsistent with the assets’ underlying risks. In addition, liquidity standards require the Company to maintain holdings of highly liquid investments, thereby reducing the Company’s ability to invest in less liquid assets, even if more desirable from a balance sheet return or interest rate risk management perspective. As a Category III banking organization, Truist is subject to additional capital and liquidity requirements. For example, Truist is subject to a requirement to submit capital plans to the FRB for review that include, among other things, projected dividend payments and repurchases of capital stock. As part of the capital planning and stress testing processes, our planned capital actions are assessed against our projected ability to satisfy applicable capital requirements under a hypothetical scenario reflecting severe stress in the broader economy. If we are projected to fail to satisfy applicable capital requirements over the stress test horizon, including the SCB, our ability to undertake capital actions may be restricted.

In addition to the regulatory capital and liquidity requirements applicable to Truist and Truist Bank, the Company’s broker-dealer subsidiaries are subject to capital requirements established by the SEC. Regulatory capital and liquidity requirements receive periodic review and revision by the BCBS and the U.S. banking agencies.

Differences in, or changes to, regulation and supervision and industry disruption can affect the Company’s ability to compete effectively, which may adversely affect our business, financial condition, financial results, or growth.

Because prudential standards and requirements are typically based on the size and complexity of the firm, large institutions, such as the Company, often are subject to more stringent regulatory requirements and supervision than smaller and less complex institutions. Changes in capital requirements, including any easing of capital requirements for our larger bank competitors, may result in increased competition and challenge our ability to execute on our growth strategies and branch expansion.

Competition is arising from limited purpose banks and nonbanks involved in digital assets, stablecoins, cryptocurrencies, tokenization, and similar products, services, and technologies that enable financial services and transactions without or with less intermediation by commercial banks. Stablecoins, digital assets, and distributed ledger technologies are being designed to enable lower-cost payments and transactions, with quicker settlement, that may shift deposits, lending, and payment flows to limited purpose banks and nonbanks. These limited purpose bank and nonbank competitors may not be subject to banking regulation, may be subject to less stringent regulation, or may be supervised by a federal or state regulatory agency that does not have the same regulatory priorities or supervisory requirements as the Company’s regulators. These differences in regulation can impair the Company’s ability to compete effectively with competitors that are less regulated and do not have similar compliance costs.

Actions or initiatives by federal and state governmental authorities, including the U.S. banking agencies, may also provide competitors with increased opportunities to derive competitive advantages and may create new competitors. These actions or initiatives may include more accommodative positions on the processing and approval of traditional bank charters and deposit insurance, expanded access to the banking and payments systems through the approval of competitors, including competitors with novel business models, to hold specialized charters, or more accommodative positions on novel activities performed by banks or nonbanks.

Truist Financial Corporation 35

Truist faces risks of non-compliance and may incur additional operational and compliance costs under laws relating to anti-money laundering, economic sanctions, embargo programs, anti-bribery, and anti-corruption.

Truist must comply with statutes and regulations relating to anti-money laundering, economic sanctions, embargo programs, anti-bribery, and anti-corruption, which increases the risk of non-compliance with applicable law and costs associated with the implementation and maintenance of complex compliance programs. The rapid evolution of technology, including the growth of digital assets, stablecoins, cryptocurrencies, tokenization, and blockchain and other distributed ledger technologies, introduce additional challenges to traditional client due diligence, transaction monitoring, and suspicious activity reporting required by applicable law. The BSA, as amended by the Patriot Act, and its implementing regulations require financial institutions, including IDIs such as Truist Bank, broker-dealers, and other financial institutions, to develop and implement BSA/AML compliance programs that detect and report financial crimes. The BSA and its implementing regulations also strengthen the ability of U.S. law enforcement agencies and the intelligence community to disrupt and prevent money laundering, the financing of terrorism, and related crimes. In addition, U.S. persons, including entities like Truist, must comply with sanctions programs administered by OFAC and the U.S. Department of State. These sanctions programs prohibit, among other things, financial transactions involving certain individuals, entities, countries, and territories that are the subject of U.S. economic sanctions and impose other restrictions on certain investments and dealings, including requirements to block assets.

Federal law grants substantial enforcement powers to U.S. banking agencies, FinCEN, OFAC, the U.S. DOJ, and other government agencies with respect to BSA and OFAC compliance, including through examination and ongoing monitoring. This enforcement authority includes the ability to assess significant civil and criminal monetary penalties, fines, and restitution; to issue cease and desist or prohibition orders; to initiate injunctive actions against financial institutions and institution-affiliated parties; and to impose restrictions on business, including bank and BHC mergers and acquisitions. These enforcement actions may be initiated for violations of statutes and regulations or for unsafe and unsound practices and could result in substantial negative shareholder reaction, reputational damage, and adverse effects on our financial condition and results. Given the rapid development and cross-border nature of these criminal activities that are enabled by evolving technologies, any failure to adapt and modernize our BSA/AML compliance program, processes, and procedures may result in material compliance gaps, adverse enforcement actions, and civil and legal penalties.

Strategic Risks

Ineffective execution of strategic initiatives could adversely affect investor sentiment and the Company’s business, financial condition, results of operations, prospects, and reputation.

There is no guarantee that our strategic initiatives, including initiatives to drive focused growth, deepen relationships with clients, increase client acquisition, and enhance digital engagement with clients, will be successful and improve profitability or allow us to return capital to shareholders. Our execution of strategic initiatives may be impacted by internal factors, such as maintaining a level of earnings appropriate to support growth objectives, the ability to maintain dividends in various economic cycles, or the successful delivery of innovation and technology strategies. In addition, the execution of our strategies may be impacted by our response to external factors, including geopolitical, macroeconomic, social, cultural, competitive, and regulatory factors. To the extent we are impeded or unable to execute effective strategic initiatives, our business, results of operations, financial condition, prospects, and reputation could be adversely affected.

Competition may reduce Truist’s client base or cause Truist to modify the pricing or other terms for products and services, or require significant investments to maintain competitiveness, which could have an adverse impact on our business and financial results.

Truist operates in a highly competitive industry that is expected to become even more competitive with growth in areas such as digital financial service providers and other nonbank platforms. In many cases, Truist competes against larger banks with greater scale and deposits than Truist. These advantages can enable competitors to more aggressively price, reduce costs, and invest in new technology. Increased competition also arises from technological advancements, legislative and regulatory changes, as well as competition from other financial services companies, some of which may be subject to less extensive regulation than Truist. The Company’s success depends, in part, on the Company’s ability to adapt its offering of products and services to evolving industry standards and client expectations, including with respect to digital offerings and assets, such as stablecoins, cryptocurrencies, and tokenized assets more broadly. The widespread adoption of new technologies has required and will continue to require substantial investments to modify existing products and services or to develop new products and services. In addition, there is increasing pressure to provide products and services at lower prices further reducing contribution margins. The Company may not be successful in introducing new products and services in response to industry trends or developments in technology or those new products may not achieve market acceptance.

36 Truist Financial Corporation

Truist also competes with nonbank companies and, in some cases, with companies other than those traditionally considered financial sector participants. In particular, fintechs are increasingly focusing on the financial sector, either in partnership with competitor banking organizations or on their own, including potentially through limited-purpose bank or trust company subsidiaries, and competition from such companies has grown in recent years and is expected to continue growing. In some cases, fintechs have and may continue to offer bank-like products. These companies generally are not subject to the same regulatory oversight as main street financial institutions and may accordingly realize certain cost efficiencies and offer bank and bank-like products and services at more favorable rates and with greater convenience to the client. This competition could result in the loss of clients, deposits, and revenue in areas where fintechs are operating. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality, digital assets, tokenization, stablecoins and cryptocurrencies, and similar products, services, and technologies that enable financial services and transactions without or with less intermediation by commercial banks, is likely to require the Company to make substantial investments to modify or adapt the Company’s existing products and services or even radically alter the way Truist conducts business. These and other capital investments in the Company’s business may not produce expected growth in earnings anticipated at the time of the expenditure. If we are unable to successfully adopt and implement new technologies in a way that meets customer and industry demand, we may lose market share or deposits, including as a result of financial disintermediation.

Acquisitions, mergers, and divestitures introduce a broad range of anticipated and unanticipated risks, including unforeseen or negative consequences from supervisory or regulatory action that may limit Truist’s ability to pursue and complete them, which may impair the Company’s ability to expand or grow its client base, or execute on its strategic initiatives and compete effectively.

We may from time to time seek to acquire other financial-services companies or businesses. Acquisitions involve numerous risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower than expected performance or synergies, higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, adverse market or other reactions, changes in relationships with clients or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes. An acquisition also could be dilutive to our existing shareholders if we were to issue common stock to fully or partially pay or fund the purchase price. We, moreover, may not be successful in identifying appropriate acquisition candidates, integrating acquired companies or businesses, or realizing expected value from acquisitions. There is significant competition for valuable acquisition targets, and we may not be able to acquire other companies or businesses on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions.

Under the BHCA, a BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any BHC or bank or merge or consolidate with another BHC without the prior approval of the FRB. The BHCA and other federal laws enumerate the factors the FRB must consider when reviewing the merger of BHCs, the acquisition of banks, or the acquisition of voting securities of a bank or BHC. These factors include the competitive effects of the transaction in the relevant geographic markets; the financial and managerial resources and future prospects of the companies and banks involved in the transaction; the effect of the transaction on the financial stability of the U.S.; the organizations’ compliance with anti-money laundering statutes and regulations; the convenience and needs of the communities to be served; and the records of performance under the CRA of the IDIs involved in the transaction. In addition, U.S. regulators must take systemic risk to the U.S. financial system into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like Truist. There is no certainty as to when or if or on what terms and conditions any required regulatory approvals will be granted for any potential acquisition. In specific cases, Truist may be required to divest certain operations, including branches, or take other actions as a condition to receiving regulatory approval. The standards by which bank and financial institution acquisitions are evaluated may be subject to change, and it may be unclear how revised guidelines and frameworks for reviewing such acquisitions will be applied. Refer to the “Regulatory and Supervisory Considerations” section in “Item 1. Business” for additional details related to other factors and limitations related to potential BHC acquisitions. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction, or lack of shareholder approval, could also prevent the Company from completing an announced acquisition.

Truist Financial Corporation 37

In addition, we may decide to divest certain businesses or assets. Divestitures of businesses involve a number of risks, including significant costs and expenses, and any divestiture we undertake could adversely affect our business, financial condition, results of operations, and cash flows. Divestitures may involve significant uncertainty and execution complexity, which may cause us not to achieve our strategic objectives, realize expected cost savings, or obtain other benefits from the divestiture. The significant risks and uncertainties involved in divestitures may include:

•the inability to sell such businesses or assets at satisfactory prices and terms and in a timely manner, including potentially long and costly sales processes and unsuccessful attempts by a buyer to receive required regulatory approvals, satisfy other conditions to closing, or obtain equity or debt financing in order to satisfy its payment obligations related to the transaction,
•disruption to other parts of our business and distraction of management,
•loss of key teammates or clients,
•exposure to contingencies, including, among other things, those arising from representations and warranties made to a buyer regarding the businesses being sold, or
•ongoing obligations to support the businesses following such divestitures, including through transition services arrangements, and other adverse financial impacts.

Whether such divestitures are completed or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations and diverting the attention of our workforce and management team. Divestitures could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business. If a divestiture transaction is terminated before it is consummated, the payment of a termination fee by the purchaser may not fully compensate us for our losses.

Truist has businesses other than banking that are subject to a variety of risks that may affect our financial condition and results of operations.

Truist is a diversified financial services company. This diversity subjects the Company’s earnings to a broader variety of risks and uncertainties. Other businesses in addition to banking that the Company operates include investment banking, securities underwriting and market making, loan syndications, investment management and advice, and retail and wholesale brokerage services offered through the Company’s subsidiaries. These businesses entail significant market, operational, credit, compliance, technology, legal, and other risks that could adversely impact the Company’s financial condition and results of operations.

Risks Related to Estimates and Assumptions

Truist’s business and operations rely significantly on the use of models, and any deficiencies in the design, implementation, or use of models could adversely affect our business, results of operations, and financial condition.

Truist relies on models to measure risks, estimate certain financial values, and inform certain business decisions, including AI models. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items.

Models involve significant judgment and have inherent limitations. Poorly designed, implemented, monitored, used, or interpreted models have in the past and may in the future negatively affect our business and results of operations. For example, models can be ineffective due to erroneous or inadequate data, flawed formulas or algorithms, limited or inapt historical patterns, changes in correlations, extreme or unanticipated market movements, or unexpected client behavior or illiquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events). Also, information Truist provides to the public or to its regulators based on poorly designed, implemented, or incorrectly used models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions to Truist’s shareholders, could be adversely affected due to the perception of insufficient model quality or incorrect model use.

Truist employs estimates and assumptions to determine the value or amount of many of our assets and liabilities, and if these estimates or assumptions prove inaccurate, our business, financial condition, results of operations, and prospects could be adversely affected.

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

38 Truist Financial Corporation

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the realization of income and expense or the recognition of assets and liabilities in the Company’s financial statements. Truist has established policies and procedures that are intended to provide for these critical accounting estimates and judgments to be well-controlled and applied consistently. In addition, the policies and procedures are intended to establish a process for changing methodologies in an appropriate manner. Due to the uncertainty surrounding the Company’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that adjustments to accounting policies or restatement of prior period financial statements will not be required.

Further, from time to time, the FASB and SEC adopt new accounting standards or change existing financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict, and could materially affect how the Company reports its financial results and condition. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Depressed market values for the Company’s stock and adverse economic conditions sustained over a period of time may require the Company to write down all or some portion of the Company’s goodwill.

Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by, among other factors, the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. The Company incurred a $6.1 billion non-cash, nondeductible goodwill impairment charge for the year ended December 31, 2023 based on the carrying values of certain reporting units being in excess of their respective fair values. Future adverse changes in economic conditions or expected financial performance, a sustained decrease in Truist’s stock price, a decline in industry peer multiples, an increase in the applicable discount rate, or a deterioration in a reporting unit’s forecast may cause the fair value of a reporting unit to be below its carrying amount, resulting in an additional goodwill impairment charge. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including comparing these estimated fair values to the Company’s market capitalization over a reasonable period of time. While this comparison provides some relative market information about the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic environment. However, significant and sustained declines in the Company’s market capitalization could be an indication of potential goodwill impairment. Refer to the “Critical Accounting Policies” section in MD&A for additional details related to the Company’s intangible assets and goodwill.

Additional Risks

Negative public opinion, whether or not warranted, could damage the Company’s brand in the market and relationships with stakeholders, and adversely impact our business, financial condition, results of operations, and prospects.

Truist’s earnings, capital, and stock price are subject to risks associated with negative public opinion. Negative public opinion could result from the Company’s actual or alleged conduct or activities, including lending, sales, training, quality assurance, client complaint resolution, and other operating practices, incentive compensation design and governance, corporate governance, acquisitions, the disclosure, collection, use, sharing, storage, and other processing of client or teammate information, client expectations regarding any product or service provided by the Company, and the Company’s ability to comply with applicable statutes or regulatory requirements or related to new or changed business activities. There can be no assurance that the Company’s conduct and activities will meet regulatory or other stakeholders’ standards or expectations. Negative public opinion could result based on allegations that are factually incorrect or arise from isolated incidents.

In addition, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with clients and third parties with whom the Company does business. Any cybersecurity breaches, attacks, and other similar incidents, including the compromise of personal information, could significantly harm Truist’s reputation, which could adversely affect the Company’s financial condition and results of operations.

Negative public opinion could also result from heightened and differing stakeholder expectations regarding environmental and social considerations that may affect Truist and clients of Truist. Standards and expectations relating to environmental and social matters are evolving and often inconsistent across regulators, investors, clients, and other stakeholders. Actions taken by the Company in these areas may be viewed favorably by some groups and criticized by others, creating tradeoffs that increase compliance, legal, and regulatory risk or cause reputational harm.

Truist Financial Corporation 39

The proliferation of social media and the speed at which information spreads on social media may increase the likelihood that negative public opinion from any real or perceived events relating to the Company could impact our reputation and business. Negative public opinion could adversely affect the Company’s ability to attract and retain clients and teammates and can result in litigation and regulatory actions. Actual or alleged conduct by one of the Company’s businesses can result in negative public opinion about the Company’s other businesses. Actual or alleged conduct by another financial services company can result in negative public opinion about the financial services industry in general and, as a result, adversely affect Truist.

Our efforts to identify, measure, and monitor brand and stakeholder risk and communicate, internally and externally, such risks to key stakeholders may be ineffective, untimely, or otherwise result in adverse effects on the Company.

We could be harmed by an inability to attract, develop, retain, and motivate qualified teammates while effectively managing recruiting and compensation costs amid highly competitive and rapidly changing market conditions.

The Company’s success depends, to a large degree, upon the continued services of executive officers and other key teammates who have extensive experience and expertise in the industry, and the Company’s ability to attract, develop, and retain high performing and well-qualified teammates, particularly those in critical, high-demand roles or possessing specialized skills. The Company faces significant competition in the recruitment of highly motivated teammates who can deliver Truist’s purpose, mission, and values. Changes in Truist’s expectations regarding workstyles and teammate preferences for work environments, including the desire of some teammates to work remotely for some or all of their hours, have been associated with and may continue to be associated with challenges in attracting and retaining teammates. The Company’s business or its ability to execute its strategic initiatives may suffer due to the loss of key or highly-skilled teammates or a failure to successfully transition key roles; if the Company is unable to recruit, develop, or retain a sufficient number of qualified teammates; or if the costs of teammate compensation or benefits increase substantially. The U.S. banking agencies have jointly issued comprehensive guidance to support incentive compensation policies and practices that do not undermine the safety and soundness of banking organizations by encouraging teammates to take imprudent risks. This guidance significantly affects the amount, form, and other terms of incentive compensation that may be provided to teammates and could negatively affect Truist’s ability to compete for talent relative to nonbanking companies or those with different applicable regulations.

In addition, advances in technology, such as automation and AI, may lead us to modify our workforce strategy. This could require Truist to invest in additional teammate training, manage impacts on morale and retention, and compete for candidates who possess more advanced technological skills, all of which could have a negative impact on Truist’s business and operations.

The Company relies on its ability, and the ability of key external parties, to maintain appropriately staffed workforces and on the competence, trustworthiness, health, and safety of teammates.

Truist’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients, and to maintain an effective risk management framework is highly dependent on its ability to staff its operations appropriately and on the competence, integrity, health, and safety of its teammates. Truist is similarly dependent on the workforces of other parties which support its operations, including vendors and other service providers. Changes in law in jurisdictions in which our operations are located that affect teammates may also adversely affect our ability to hire, develop, and retain qualified teammates in those jurisdictions. In addition, the Company’s business could be adversely impacted by a significant operational breakdown or failure, theft, fraud, or other unlawful conduct, or other negative outcomes caused by human error or misconduct by a teammate of Truist or a teammate of another party which supports Truist’s operations. Truist’s operations could also be impaired if the measures taken by it or by governmental authorities to support the health and safety of its teammates are ineffective, or if any external party which supports Truist fails to take appropriate and effective actions to protect the health and safety of its teammates.

40 Truist Financial Corporation

The Company is at risk of losses from fraud which could result in financial loss and reputational harm.

Increased and evolving activity perpetrated by bad actors intending to defraud, misappropriate property, or circumvent the law using different channels, products, and means may outpace and outmaneuver the Truist control environment and monitoring activities impacting clients, teammates, and stakeholders. Fraud attacks in the banking sector have surged in recent years, driven by increasingly sophisticated and rapid techniques. Many bad actors, often linked to large criminal organizations, share strategies to execute schemes, such as debit and credit card fraud, peer-to-peer payment fraud, counterfeit checks, social engineering attacks (such as phishing and smishing), and ATM skimming, and recent advances in AI may make it easier to engage in such schemes and more difficult to detect fraud. Fraudulent schemes exploit products like real-time payments, ACH, and wire transfers to steal funds. Fraudsters impersonate legitimate clients using stolen identities, employ other individuals to interact with Truist, or create fraudulent identities. In some cases, fraud is even committed by existing clients. The increasing sophistication of AI technologies poses heightened risk of identity fraud as malicious actors may exploit AI to create convincing false identities or manipulate verification processes. A failure to detect, prevent, and address fraud has in the past and could in the future result in financial loss to the Company or its clients, loss of confidence in the Company’s security measures, client dissatisfaction, litigation exposure, regulatory investigations, fines, penalties or intervention, reimbursement, or other compensatory costs (including the costs of credit monitoring services), additional compliance costs, and harm to the Company’s reputation, all of which could adversely affect the Company.

Physical, transition, and other risks associated with climate change, together with governmental responses to such risks, may negatively impact our business, financial condition, operations, reputation, and clients.

Climate change presents physical risks from the direct impacts of changing climate patterns and acute weather events, such as damage to physical assets and service disruptions, and transition risks from changes in regulations, disruptive technologies, and shifting market dynamics towards a lower-carbon economy. The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes, and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Physical risks may alter the Company’s strategic direction in order to mitigate certain financial risks. Such events could also disrupt the Company’s operations or those of its clients or third parties the Company relies on, not only through direct damage to assets, but also from indirect impacts due to supply chain disruption and market volatility. Physical risks ultimately could result in declines in asset values (which could be exacerbated by specific portfolio or geographic concentrations), reduced availability and therefore increased costs of insurance for our clients and third parties, interruptions of supply chains and business operations, and population migration or depressed economies and increased unemployment in affected regions, any or all of which could result in increased credit risk to Truist or have other negative impacts.

Transition risks, including changes in consumer preferences, longer-term shifts in market dynamics, changes in or additional regulatory requirements or taxes, and additional counterparty or client requirements, could have an adverse impact on asset values and the financial performance of Truist’s businesses, and those of its clients, and could be exacerbated in specific industries that may be more sensitive or vulnerable to a transition to a lower-carbon economy. Climate change could also present incremental risks to the execution of the Company’s long-term strategy. While material impact from climate change is expected to occur over a longer time horizon, the acceleration of a transition to a lower-carbon economy could present idiosyncratic risks for individual companies. Additionally, transitioning to a lower-carbon economy will entail extensive policy, legal, technology, and market initiatives. Transition risks could result in the sudden devaluation of assets, increased costs for energy and operations, and therefore could have unforeseen and negative consequences on business models for us, our clients, and other third parties.

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

Additionally, the Company faces potential brand and stakeholder risks as a result of its practices related to climate change, including as a result of the Company’s direct or indirect involvement, or lack of involvement, in certain industries, in particular those involved in fossil fuels, as well as any decisions management makes in response to managing climate risk, especially as views on climate-related matters become subject to increased polarization. Conflicting state-level regulation, including with respect to fair access laws, could increase Truist’s compliance costs or risks of non-compliance. Further, there is increased scrutiny of climate change-related policies, goals, and disclosures, which could result in litigation and regulatory investigations and actions or reputational damage. Truist may incur additional costs and require additional resources as it evolves its strategy, practices, and related disclosures with respect to these matters.

Truist Financial Corporation 41

Natural disasters, pandemics, extreme weather events, and other catastrophic events could adversely affect our financial condition and results of operations.

Natural disasters, pandemics, extreme weather events, and other catastrophic events, as well as government actions or other restrictions in connection with such events, could adversely affect the Company’s financial condition and results of operations. The frequency and severity of natural disasters, pandemics, extreme weather events, and other catastrophic events could interrupt Truist’s operations, damage facilities, impair technology and data availability, disrupt third parties and service providers, or limit client access to services. Such events may also strain critical dependencies, including power, telecommunications, transportation, and workforce ability, and reduce loan performance or collateral values. Truist has significant operations and clients along the Gulf and Atlantic coasts as well as other regions of the U.S., which could be adversely impacted by hurricanes, wildfires, flooding, tornadoes, and other severe weather. Rising insurance costs, as well as decreasing insurance provider options and insurance program coverage resulting from natural disasters, extreme weather events, and other catastrophic events could also lead to population migration, or the weakening of economic conditions in certain regions. These events could reduce the Company’s earnings and cause volatility in the Company’s financial results and have an adverse effect on the Company’s business, financial condition, and results of operations. While Truist maintains an enterprise resilience program and other safeguards designed to mitigate the impact of natural disasters, pandemics, extreme weather events, and other catastrophic events, no resilience measures can fully eliminate risk or assure uninterrupted operations during such events.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None to be reported.
42 Truist Financial Corporation

ITEM 1C. CYBERSECURITY

The following is a discussion of Truist’s cybersecurity risk management strategy and governance. Refer to “Item 1A. Risk Factors” for information on risks from cybersecurity threats and the “Risk Management” section in MD&A for additional discussion on Truist’s technology risk management.

Cybersecurity risk management and strategy

Like other financial services firms, Truist faces an increasingly complex and evolving cybersecurity threat environment. We maintain a risk-based cybersecurity framework that is a part of our ERM framework. Our cybersecurity framework utilizes people, processes, and systems to identify, assess, monitor, mitigate, and otherwise address material risks from cybersecurity threats, and Truist seeks to adapt and refine its risk mitigation activities and capabilities based on the cybersecurity risks identified through this framework.

Foundationally, our cybersecurity framework is based on the Cyber Risk Institute Cyber Profile, which tailors the National Institute of Standards and Technology Cybersecurity Framework for the financial sector. In addition, as a key part of our Corporate Information Security Program, Truist participates in the federally recognized Financial Services Information Sharing and Analysis Center, as well as other industry organizations and initiatives that promote industry best practices, such as harmonized cybersecurity standards, cybersecurity readiness, and secure consumer financial data sharing. Our cybersecurity framework also informs our data security strategy, which is designed to reduce cybersecurity risk while enabling Truist’s corporate business objectives.

For the fiscal year ended December 31, 2025, Truist has not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition. We expect to continue to be the target of cybersecurity threats with increased frequency and severity due to the evolving threat environment, including the increasing use of machine learning and generative AI, and there can be no assurance that future cybersecurity incidents, including incidents experienced by third parties, will not have a material adverse impact on Truist, including our business strategy, results of operations, or financial condition.

Processes for identifying, assessing, monitoring, and mitigating material risks from cybersecurity threats

Our Corporate Information Security Program is designed to identify, assess, monitor, and mitigate risks arising from cybersecurity threats facing Truist. Truist maintains cybersecurity and information security policies, procedures, and technologies that are intended to protect our clients’, teammates’, and our own data against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of topics, including identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.

For example, to mitigate the risks presented by an evolving cybersecurity threat landscape, our Corporate Information Security Program provides for:

•data protection guidance to clients;
•data protection awareness and accountability through mandatory teammate training; and
•targeted cybersecurity simulations and exercises that support Truist’s Corporate Cyber Security functions, with a goal of strengthening cybersecurity controls, increasing preparedness, and promoting effective response and recovery capabilities against cybersecurity threats.

Our Cyber Incident Response Team, which includes 24/7 Cyber Fusion Centers and a Cyber Command Center and is a part of the Technology, Data, and Operations team reporting to the CSO and CIO, is responsible for identifying, triaging, mitigating, and containing cybersecurity threats and incidents, including, to the extent possible, those originating from third party service providers. Incidents with potential for higher impacts are routed to an enterprise response function that coordinates response activities across impacted resource groups and business stakeholders. Through this structure, Truist manages its cybersecurity, business, and legal obligations, including escalation to executive management and the Board, as appropriate, client and regulatory notifications, and remediation activities.

Our Corporate Information Security Program and Third Party Risk Management Program are also designed to help oversee, identify, and mitigate cybersecurity risks associated with our use of third-party service providers. Following an initial assessment of the level of enterprise risk potentially posed by use of the third party, the service provider is then subject to further risk-based assessments of its operational resilience and cybersecurity practices, including disaster recovery and business continuity plans that specify the timeframe to resume activities and recover data. In our agreements with third-party service providers, Truist also generally requires service providers to adhere to our cybersecurity and operational resilience standards.

Truist Financial Corporation 43

Our Corporate Information Security Program is assessed periodically to test the effectiveness of key controls through cybersecurity maturity measurements, technology risk oversight, compliance risk management testing and monitoring, internal audit review, and regulatory oversight. As part of our Corporate Information Security Program, Truist engages third-party experts to evaluate and test elements of its program, to identify vulnerabilities, and to inform program enhancements. Truist also leverages external specialists, as appropriate, to assess cybersecurity risks arising from third-party service providers and to support incident response readiness.

Truist also maintains disaster recovery plans that are reviewed, modified, as necessary, and approved annually by management.

Management’s role in identifying, assessing, monitoring, and mitigating material risks from cybersecurity threats

Truist’s Corporate Information Security Program is operated by and the responsibility of management, including the CIO, CSO, and CRO. These senior officers are responsible for identifying, assessing, monitoring, and mitigating Truist’s cybersecurity risks. Our Corporate Information Security Program also includes processes for escalating and assessing the severity of cybersecurity incidents, including escalation to executive management and the Board, which are periodically tested through tabletop exercises to assess Truist’s preparedness. Our cybersecurity strategy, which is overseen by the CSO, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing.

In addition, various management committees identify, assess, monitor, and mitigate Truist’s cybersecurity risks. These committees promote visibility and awareness of cybersecurity risks and drive action and escalation as needed. The primary management committees involved in Truist’s Corporate Information Security Program are the Enterprise Technology Risk Committee and the Information Risk Committee, each of which is a sub-committee of the ERC. Truist’s cybersecurity teams that implement the Corporate Information Security Program and the risk partners who oversee the program leverage these committees to report on and escalate to the ERC current or emerging cybersecurity risks or other changes in the business environment which could affect Truist’s risk profile or control environment.

The ERC is a cross-functional executive committee to promote awareness and dialogue on risks across the enterprise, including cybersecurity risks, oversee the execution of risk program requirements and sound risk management activities, and enact delegated decision-making authority and oversight routines from the BRC. Our CRO and CIO are members of the ERC. The CSO provides periodic updates at ERC meetings on cybersecurity and information security risk.

Oversight of key risk management activities is provided by both the Enterprise Technology Risk Committee at the business-unit level, including the Company’s Corporate Information Security Program, and the Information Risk Committee at the enterprise level. These sub-committees serve as governing forums for monitoring and escalating significant cybersecurity as well as other technology risk matters to the ERC.

The members of management who lead our Corporate Information Security Program and strategy have extensive experience in technology, cybersecurity, and information security. Our CRO previously served as our interim CIO and has more than 20 years of banking experience spanning a variety of roles in both the commercial and consumer segments, including experience with credit risk, portfolio risk management, model management, acquisition integrations, technology, and vertically integrated operations for revenue producing businesses, including leading operational services across Truist for deposits, payments, credit card, capital markets, consumer and wholesale lending, fraud, and care centers across all products. Our CIO has over 25 years of experience leading technology teams at financial institutions, including in the areas of application development, infrastructure, information technology strategy, risk management, and information security. Our CSO has over 20 years of experience leading cybersecurity and technology risk teams at major financial institutions and global firms, including in the areas of information security, enterprise risk management, technology risk, cybersecurity, and fraud. Our CIO’s direct reports average more than 20 years of experience with technology management and information security at financial institutions, including expertise in the areas of governance, operations, application and data protection, access management, and business information security.

Board of Directors’ oversight of risks from cybersecurity threats

Our Board oversees the development of, and reviews, approves, and periodically monitors, the Company’s strategy and risk appetite with a long-term perspective on risks and rewards that is consistent with the capacity of our risk management framework. The BRC assists the Board in overseeing our cybersecurity framework and, in doing so, utilizes management-reporting processes designed to provide directors with information that is sufficient in scope, detail, and analysis to enable them to consider cybersecurity risks. For example, the BRC receives and discusses regular reports from our CRO and CSO, and also meets periodically with outside advisers to gain additional perspectives on the cybersecurity landscape. Further, the BRC or its Chair meets jointly or communicates with the BTC or its Chair to review and discuss Truist's cybersecurity and other technology risks. Management discusses cybersecurity developments with the Chairs of the BRC and BTC, as appropriate, between Board and committee meetings as well. The Board receives, as required by the Gramm-Leach-Bliley Act, an update at least annually on Truist’s Corporate Information Security Program, and the Board annually reviews and approves that program. The BRC annually reviews and approves our Corporate Information Policy.

44 Truist Financial Corporation

Truist provides ongoing development and education to its directors with respect to cybersecurity, including presentations at Board meetings on special topics, such as updates on cybersecurity legislation and regulation, as warranted. The Board also conducts a cybersecurity tabletop exercise at least every other year to simulate Truist’s analysis and response to hypothetical cybersecurity incidents. In addition, Truist provides directors with a Board Cybersecurity Handbook that provides details on key Truist practices, resources, and protocols relating to cybersecurity protection, response, and preparedness.

ITEM 2. PROPERTIES

Truist owns its headquarters building at 214 North Tryon Street, Charlotte, NC, 28202. Truist owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic U.S. Truist owns or leases retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic U.S. Refer to “Table 1” for a list of Truist’s branches by state. Truist also operates other businesses that occupy facilities throughout the U.S. and Canada. Management believes that these premises, in the aggregate, are well-located and suitably equipped to serve as financial services facilities. Refer to “Note 6. Premises and Equipment” for additional disclosures.

ITEM 3. LEGAL PROCEEDINGS

Refer to the “Legal Proceedings and Other Legal Matters” section in “Note 16. Commitments and Contingencies” for additional disclosures, which is incorporated by reference into this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Truist Financial Corporation 45

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Truist’s common stock is traded on the NYSE under the symbol “TFC.” As of December 31, 2025, Truist’s common stock was held by 69,408 registered shareholders.

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

Management’s target common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) is between 30% and 50% during normal economic conditions. Truist paid $2.7 billion, $2.8 billion, and $2.8 billion in common stock dividends during 2025, 2024, and 2023, respectively. Truist expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates on or about the first of March, June, September, and December. A discussion of dividend restrictions is included in “Note 17. Regulatory Requirements and Other Restrictions” and in the “Regulatory and Supervisory Considerations” section in Item 1 “Business.”

Share Repurchases

Truist has periodically repurchased shares of its own common stock and expects to periodically repurchase shares in the future under publicly announced repurchase plans. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock but revert to the status of authorized and unissued shares upon repurchase and are therefore available for future issuances. Truist’s share-repurchase programs enable Truist to acquire shares through open-market purchases or privately negotiated transactions, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with any share-repurchase program are subject to various factors, including Truist’s capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist’s financial and operational performance, alternative uses of capital, the trading price of Truist’s common stock, and general market conditions. A share-repurchase plan does not obligate Truist to acquire a specific dollar amount or number of shares, and a repurchase plan may be extended, modified, or discontinued at any time. In addition to shares purchased under publicly announced repurchase plans, Truist repurchases shares in connection with the exercise of equity-based awards under equity-based compensation plans. Truist repurchased $2.5 billion in common stock in 2025 and $1.0 billion in 2024 pursuant to publicly announced repurchase plans. Truist did not repurchase any common shares under publicly announced repurchase plans in 2023.

In December 2025, the Company announced that the Board approved a $10.0 billion share repurchase-program with no expiration date, replacing the previous repurchase authority.

The following table provides additional information on share repurchases as part of publicly announced plans and shares exchanged or surrendered in connection with the exercise of equity-based awards:

Table 3: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)(5)
October 1, 2025 to October 31, 2025	9,972	$44.13	9,972	$1,810
November 1, 2025 to November 30, 2025	6,942	44.65	6,942	1,500
December 1, 2025 to December 31, 2025	—	—	—	10,000
Total	16,914	$44.34	16,914
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
(5)In December 2025, Truist announced that the Board had authorized the repurchase of up $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority, as part of Truist’s overall capital distribution strategy.

46 Truist Financial Corporation

Preferred Stock

Redemptions

During 2025, the Company redeemed all 40,000 outstanding shares of its fixed rate reset non-cumulative perpetual preferred stock series P and the corresponding 1,000,000 depositary shares representing fractional interests in such series at a redemption price of $1,000 per depositary share (equivalent to $25,000 per share of preferred stock) plus any accrued and unpaid dividends, for $1 billion. This preferred stock redemption was in accordance with the terms of the Company’s Articles of Incorporation.

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

Refer to “Note 12. Shareholders’ Equity” for information about preferred stock.

Equity Compensation Plan Information

The following table provides information about equity-based awards as of December 31, 2025:

Table 4: Equity Compensation Plan Information
Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(2) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	24,195,183	$32.10	15,001,419
Not approved by security holders	3,362	35.19	—
Total	24,198,545	$32.17	15,001,419
(1)Includes 24,039,628 RSUs and PSUs in plans approved by security holders.
(2)Excludes RSUs and PSUs because they do not have an exercise price.

Truist Financial Corporation 47

Five-Year Common Stock Performance

The following graph and table compare the cumulative total shareholder return of the Company’s common stock, the S&P 500 Index, and the KBW Nasdaq Bank Index for the five-year period ended December 31, 2025. The Company is a component of both indexes. The graph and table assume an initial investment of $100 was made on December 31, 2020 in each of the Company’s common stock and the two indexes, as well as reinvestment of all dividends without commissions.

Cumulative Total Shareholder Return
$225
$200
$175
$150
$125
$100
$75
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
Truist Financial Corporation
S&P 500 Index
KBW Nasdaq Bank Index

Table 5: Cumulative Total Shareholder Return
	Invested	Cumulative Total Return
As of / Through December 31,	2020	2021	2022	2023	2024	2025
Truist Financial Corporation	$100.00	$126.07	$96.43	$88.21	$109.13	$129.86
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
KBW Nasdaq Bank Index	100.00	138.34	108.74	107.77	147.87	196.02

48 Truist Financial Corporation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements. It should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Form 10-K, and other information contained in this document. For discussion of 2024 results as compared to 2023 results, refer to MD&A in the Annual Report on Form 10-K for the year ended December 31, 2024.

A description of certain factors that may affect our future results and risk factors is set forth in “Item 1A. Risk Factors.”

Executive Overview

During 2025, we focused on delivering strong, purpose-driven performance by deepening client relationships, enhancing operational efficiency, investing in talented teammates and innovative technology, and increasing capital return to shareholders. Through disciplined risk management and sound governance, we believe we strengthened our foundation and positioned Truist for sustainable growth.

During 2025, we returned $5.2 billion of capital to our common shareholders through $2.7 billion of common stock dividends and $2.5 billion in common share repurchases. In December 2025, we announced that the Board authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority, as part of Truist’s overall capital distribution strategy.

Key Areas of Focus

In 2025, our work centered around five core strategic priorities:

•Execute strategic growth and profitability initiatives in both WB and CSBB including:
◦In WB, capture more of the commercial middle market with an industry banking strategy, continue momentum in Investment Banking and Capital Markets, generate additional fee income from existing clients in Wealth, and deepen and grow existing client relationships in Wholesale Payments.
◦In CSBB, grow deposits with a focus on Premier clients, increase client acquisition, deepen client relationships, and drive digital acquisition and client engagement.
•Drive positive operating leverage through revenue growth and expense discipline.
•Invest in talent, technology, and our risk infrastructure.
•Maintain our credit and risk discipline.
•Return capital to shareholders through our common stock dividend and share repurchases.

Looking ahead, our strategic priorities remain unchanged. By successfully executing on them, we seek to accelerate revenue growth, drive greater positive operating leverage, and return more capital to shareholders, all while maintaining our risk discipline. These outcomes are central to driving improved profitability.

Financial Results

Net income to common shareholders totaled $5.0 billion, or $3.82 per share, for 2025, compared to $4.5 billion, or $3.36 per share, for the prior year.

•Results from continuing operations for 2025 included charges primarily related to severance of $156 million ($119 million after-tax, or $0.09 per share), an incremental accrual related to executing a settlement agreement in a specific legal matter of $130 million ($99 million after-tax, or $0.08 per share), and securities losses of $19 million ($15 million after-tax or $0.01 per share).
•Results from continuing operations for 2024 included securities losses of $6.7 billion ($5.1 billion after-tax or $3.82 per share) from a balance sheet repositioning executed in connection with the TIH sale, a charitable contribution to the Truist Foundation of $150 million ($115 million after-tax, or $0.09 per share), and charges primarily related to severance of $120 million ($92 million after-tax, or $0.07 per share).
•Results from discontinued operations of $4.9 billion for 2024 included a gain on the sale of TIH of $6.9 billion ($4.8 billion after-tax, or $3.64 per share), the accelerated recognition of TIH equity compensation expense for certain event-driven awards of $99 million ($76 million after tax, or $0.06 per share), and restructuring charges of $82 million ($62 million after-tax, or $0.05 per share). Truist did not have discontinued operations in 2025.

Truist Financial Corporation 49

Table 6: Earnings Highlights
(Dollars in millions)	As of / for the Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net interest income	$14,423	$14,091	$14,524	$332	$(433)
TE adjustment(1)	196	212	220
Net interest income - TE(1)	14,619	14,303	14,744	316	(441)
Noninterest income	5,896	(813)	5,498	6,709	(6,311)
Total revenue	20,319	13,278	20,022	7,041	(6,744)
Total revenue-TE(1)	20,515	13,490	20,242	7,025	(6,752)
Noninterest expense	12,076	12,009	18,678	67	(6,669)
Income (loss) before income taxes	6,349	(601)	(765)	6,950	164
Provision (benefit) for income taxes	1,042	(556)	738	1,598	(1,294)
Net income (loss) from continuing operations	5,307	(45)	(1,503)	5,352	1,458
Net income from discontinued operations	—	4,885	456	(4,885)	4,429
Net income (loss)	5,307	4,840	(1,047)	467	5,887
Net income (loss) available to common shareholders	4,974	4,469	(1,452)	505	5,921

Diluted earnings per common share	$3.82	$3.36	$(1.09)	$0.46	$4.45
Common shareholders’ equity per common share	47.74	43.90		3.84
TBVPS(1)	33.48	30.01		3.47
Return on average common shareholders’ equity	8.4%	8.0%	(2.6)%	40 bps	NM
ROTCE(1)	12.7	13.3	18.9	(60) bps	(560) bps
Net interest margin - TE(1)	3.03	3.03	2.98	— bps	5 bps
(1)Represents a non-GAAP measure. A reconciliation of each non-GAAP measure to the most directly comparable GAAP measure is included within the table above or in the “Non-GAAP Financial Measures” section in this report.

Net interest income - TE for the year ended December 31, 2025 was up $316 million, or 2.2%, compared to the year ended December 31, 2024 primarily due to loan and deposit growth, fixed-rate asset repricing, and the balance sheet repositioning in the second quarter of 2024, partially offset by the impact of reductions in interest rates throughout 2025. Net interest margin - TE was 3.03%, flat compared to the prior year.

•The yield on the average total loan portfolio was 5.96% for 2025, down 38 basis points, compared to the prior year, primarily due to the impact of variable-rate loans repricing, partially offset by fixed-rate loan repricing. The yield on the average securities portfolio was 3.13% for 2025, up 30 basis points compared to the prior year, reflecting the impact of balance sheet repositioning in 2024 and the reinvestment of cash flows into higher yielding securities.
•The average cost of total deposits was 1.78% for 2025, down 24 basis points compared to the prior year. The average cost of short-term borrowings was 4.36% for 2025, down 100 basis points compared to the prior year. The average cost of long-term debt was 5.01% for 2025, stable compared to the prior year. The decline in the cost of deposits and short-term borrowings was driven by the impact of reductions in interest rates.

The provision for credit losses was $1.9 billion for the year ended December 31, 2025, up $24 million, or 1.3%, compared to the year ended December 31, 2024. The net charge-off ratio for the year ended December 31, 2025 was 0.54%, down five basis points compared to the prior year.

•The provision for credit losses for the year ended December 31, 2025 reflected a higher allowance build and lower net charge-offs compared to the prior year.
•The net charge-off ratio was down compared to the prior year driven by lower net charge-offs combined with growth in average loans and leases. Net charge-offs were lower in the CRE and credit card portfolios, partially offset by increases in the commercial and industrial, indirect auto, and other consumer portfolios.

Noninterest income was up $6.7 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to securities losses resulting from the balance sheet repositioning in 2024, as well as higher other income and card and treasury management fees, partially offset by lower investment banking and trading income.

Noninterest expense was up $67 million, or 0.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to higher personnel expense, professional fees and outside processing, software expense, and marketing and customer development, partially offset by lower regulatory costs, other expense, and amortization of intangibles.

Truist had a provision for income taxes of $1.0 billion for 2025, compared to a benefit from income taxes of $556 million in 2024. The 2024 benefit from income taxes was driven by the discrete impact of the balance sheet repositioning of securities.
50 Truist Financial Corporation

Truist’s total assets at December 31, 2025, were $547.5 billion, an increase of $16.4 billion, or 3.1%, compared to December 31, 2024, as loans and leases, net of ALLL, increased $22.0 billion, or 7.3%, partially offset by a decrease of $5.9 billion, or 5.0%, in total securities.

•Average earning assets increased $9.6 billion, or 2.0%, compared to the prior year primarily due to an increase in average total loans of $11.1 billion, or 3.6%, and an increase in other earning assets of $1.2 billion, or 3.3%, partially offset by a decline in average securities of $3.2 billion, or 2.6%. The increase in average other earning assets and decrease in average securities primarily reflect the impact of the balance sheet repositioning in the second quarter of 2024.

Total liabilities at December 31, 2025, were $482.3 billion, an increase of $14.9 billion, or 3.2%, compared to December 31, 2024, reflecting an increase of $9.9 billion, or 2.5%, in deposits and an increase of $7.0 billion, or 20%, in long-term debt, partially offset by a decrease of $1.4 billion, or 4.7%, in short-term borrowings.

•Average deposits increased $8.5 billion, or 2.2%, average short-term borrowings increased $3.6 billion, or 15%, and average long-term debt increased $125 million, or 0.3%, compared to the prior year.

Total shareholders’ equity was $65.2 billion at December 31, 2025, an increase of $1.5 billion from December 31, 2024. This increase includes $5.3 billion in net income and $2.4 billion in OCI, partially offset by $3.0 billion in common and preferred dividends, $2.5 billion in common share repurchases, and $1.0 billion for the redemption of series P preferred stock. Truist’s book value per common share at December 31, 2025, was $47.74, compared to $43.90 at December 31, 2024. Truist’s TBVPS of $33.48 at December 31, 2025, increased 12% compared to December 31, 2024. Refer to the “Non-GAAP Financial Measures“ section in MD&A for additional information on TBVPS, which is a non-GAAP measure.

Asset quality was solid for the year ended December 31, 2025.

•Nonperforming loans and leases held for investment totaled $1.6 billion or 0.48% of loans and leases held for investment at December 31, 2025, up one basis point compared to December 31, 2024.
•Loans 90 days or more past due and still accruing totaled $684 million or 0.21% of loans and leases held for investment at December 31, 2025, up two basis points as a percentage of loans and leases compared with December 31, 2024. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at December 31, 2025, flat compared to December 31, 2024.
•The allowance for credit losses at December 31, 2025, was $5.3 billion and included $5.0 billion for the allowance for loan and lease losses and $317 million for the reserve for unfunded commitments. The ALLL ratio was 1.53% at December 31, 2025, down six basis points compared with December 31, 2024.

Capital and liquidity ratios remained strong during 2025.

•Truist’s CET1 ratio was 10.8% as of December 31, 2025, down 70 basis points since December 31, 2024, as capital was returned to shareholders and an increase in risk-weighted assets outpaced current year earnings.
•Truist returned $5.2 billion to common shareholders through declared common dividends of $2.7 billion, or $2.08 per share, during 2025 and repurchases of $2.5 billion of common stock, resulting in a dividend payout ratio of 54% and total payout ratio of 104%.
•Truist redeemed all outstanding shares of its perpetual preferred stock series P and the corresponding depositary shares representing fractional interests in such series for $1.0 billion.
•Truist’s average consolidated LCR was 111% for the three months ended December 31, 2025, compared to the regulatory minimum of 100%.

Truist Financial Corporation 51

Analysis of Results of Operations

Net Interest Income and NIM - TE

Net interest income - TE for the year ended December 31, 2025 was up $316 million, or 2.2%, compared to the year ended December 31, 2024 primarily due to loan and deposit growth, fixed-rate asset repricing, and the balance sheet repositioning in the second quarter of 2024, partially offset by the impact of reductions in interest rates throughout 2025. Net interest margin - TE was 3.03%, flat compared to the prior year.

•The yield on the average total loan portfolio was 5.96% for 2025, down 38 basis points, compared to the prior year, primarily due to the impact of variable-rate loans repricing, partially offset by fixed-rate loan repricing. The yield on the average securities portfolio was 3.13% for 2025, up 30 basis points compared to the prior year, reflecting the impact of balance sheet repositioning in 2024 and the reinvestment of cash flows into higher yielding securities.
•The average cost of total deposits was 1.78% for 2025, down 24 basis points compared to the prior year. The average cost of short-term borrowings was 4.36% for 2025, down 100 basis points compared to the prior year. The average cost of long-term debt was 5.01% for 2025, up seven basis points compared to the prior year. The decline in the cost of deposits and short-term borrowings was driven by the impact of reductions in interest rates.
•Average earning assets increased $9.6 billion, or 2.0%, compared to the prior year primarily due to an increase in average total loans of $11.1 billion, or 3.6%, and an increase in other earning assets of $1.2 billion, or 3.3%, partially offset by a decline in average securities of $3.2 billion, or 2.6%. The increase in average other earning assets and decrease in average securities primarily reflect the impact of the balance sheet repositioning in the second quarter of 2024.
•Average deposits increased $8.5 billion, or 2.2%, average short-term borrowings increased $3.6 billion, or 15%, and average long-term debt increased $125 million, or 0.3%, compared to the prior year.

The major components of net interest income and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
52 Truist Financial Corporation

Table 7: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Year Ended December 31, (Dollars in millions)	Average Balances(1)			Annualized Yield/Rate(2)			Income/Expense(2)			Incr. (Decr.)	Change due to		Incr. (Decr.)	Change due to
	2025	2024	2023	2025	2024	2023	2025	2024	2023		Rate	Volume		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$13,876	$12,100	$11,021	5.10%	4.01%	1.20%	$708	$485	$132	$223	$145	$78	$353	$339	$14
GSE	465	390	348	3.78	3.38	2.94	17	13	10	4	2	2	3	2	1
Agency MBS	105,955	109,652	121,923	2.87	2.70	2.31	3,036	2,958	2,821	78	181	(103)	137	441	(304)
States and political subdivisions	362	417	424	4.21	4.14	4.13	15	17	18	(2)	—	(2)	(1)	—	(1)
Non-agency MBS	—	1,282	3,816	—	2.85	2.34	—	37	89	(37)	(18)	(19)	(52)	16	(68)
Other	15	17	20	4.55	5.25	5.37	1	1	1	—	—	—	—	—	—
Total securities	120,673	123,858	137,552	3.13	2.83	2.23	3,777	3,511	3,071	266	310	(44)	440	798	(358)
Interest earning trading assets	5,884	5,320	4,739	5.69	6.12	6.64	336	326	314	10	(24)	34	12	(26)	38
Other earning assets(3)	37,818	36,622	29,335	4.42	5.48	5.31	1,693	2,008	1,557	(315)	(382)	67	451	51	400
Loans and leases, net of unearned income:
Commercial and industrial	160,004	155,674	163,983	5.64	6.36	6.34	9,025	9,897	10,389	(872)	(1,142)	270	(492)	33	(525)
CRE	20,984	21,585	22,741	6.14	6.81	6.71	1,300	1,480	1,535	(180)	(140)	(40)	(55)	22	(77)
Commercial Construction	8,403	7,729	6,125	6.76	7.67	7.62	557	583	459	(26)	(75)	49	124	3	121
Residential mortgage	56,812	54,486	56,131	4.10	3.88	3.78	2,328	2,114	2,121	214	122	92	(7)	55	(62)
Home equity	9,606	9,778	10,388	7.42	7.94	7.36	713	776	765	(63)	(50)	(13)	11	57	(46)
Indirect auto	24,510	22,326	25,621	7.27	7.00	6.10	1,781	1,563	1,563	218	62	156	—	215	(215)
Other consumer	30,904	28,748	28,412	8.35	8.18	7.25	2,581	2,351	2,061	230	50	180	290	265	25
Student	—	—	2,453	—	—	6.91	—	—	170	—	—	—	(170)	(85)	(85)
Credit card	4,903	4,907	4,876	11.39	11.96	11.59	559	587	565	(28)	(28)	—	22	18	4
Total loans and leases HFI	316,126	305,233	320,730	5.96	6.34	6.12	18,844	19,351	19,628	(507)	(1,201)	694	(277)	583	(860)
LHFS	1,483	1,305	1,605	5.94	6.31	6.37	88	82	102	6	(5)	11	(20)	(1)	(19)
Total loans and leases	317,609	306,538	322,335	5.96	6.34	6.12	18,932	19,433	19,730	(501)	(1,206)	705	(297)	582	(879)
Total earning assets	481,984	472,338	493,961	5.13	5.35	4.99	24,738	25,278	24,672	(540)	(1,302)	762	606	1,405	(799)
Nonearning assets	56,244	51,185	51,554
Assets of discontinued operations	—	2,542	7,617
Total assets	$538,228	$526,065	$553,132
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$111,741	$104,606	$103,465	2.38	2.68	2.11	2,661	2,802	2,184	(141)	(325)	184	618	594	24
Money market and savings	136,786	136,217	138,841	2.14	2.54	2.04	2,926	3,457	2,834	(531)	(545)	14	623	677	(54)
Time deposits	41,839	39,406	36,803	3.49	4.04	3.83	1,461	1,590	1,409	(129)	(224)	95	181	79	102
Total interest-bearing deposits	290,366	280,229	279,109	2.43	2.80	2.30	7,048	7,849	6,427	(801)	(1,094)	293	1,422	1,350	72
Short-term borrowings	28,117	24,499	24,478	4.36	5.36	5.25	1,227	1,313	1,286	(86)	(264)	178	27	26	1
Long-term debt	36,838	36,713	49,678	5.01	4.94	4.46	1,844	1,813	2,215	31	25	6	(402)	220	(622)
Total interest-bearing liabilities	355,321	341,441	353,265	2.85	3.21	2.81	10,119	10,975	9,928	(856)	(1,333)	477	1,047	1,596	(549)
Noninterest-bearing deposits	105,969	107,639	122,018
Other liabilities	12,270	13,343	11,560
Liabilities of discontinued operations	—	1,049	3,190
Shareholders’ equity	64,668	62,593	63,099
Total liabilities and shareholders’ equity	$538,228	$526,065	$553,132
Average interest-rate spread				2.28%	2.14%	2.18%
NIM/net interest income - TE(2)				3.03%	3.03%	2.98%	$14,619	$14,303	$14,744	$316	$31	$285	$(441)	$(191)	$(250)
Less: TE adjustment(2)							196	212	$220
Net interest income							$14,423	$14,091
Memo: Total deposits	$396,335	$387,868	$401,127	1.78%	2.02%	1.60%	$7,048	$7,849	$6,427	$(801)			$1,422
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
Truist Financial Corporation 53

Provision for Credit Losses

The provision for credit losses was $1.9 billion for the year ended December 31, 2025, up $24 million, or 1.3%, compared to the year ended December 31, 2024. The net charge-off ratio for the year ended December 31, 2025 was 0.54%, down five basis points compared to the prior year.

•The provision for credit losses for the year ended December 31, 2025 reflects a higher allowance build and lower net charge-offs compared to the prior year.
•The net charge-off ratio was down compared to the prior year driven by lower net charge-offs and growth in average loans and leases. Net charge-offs were lower in the CRE and credit card portfolios, partially offset by increases in the commercial and industrial, indirect auto, and other consumer portfolios.

Refer to “Note 5. Loans and ACL” for additional discussion of the ACL.

Noninterest Income

Noninterest income is a significant contributor to Truist’s financial results. Management focuses on diversifying its sources of revenue to reduce Truist’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides a breakdown of Truist’s noninterest income:

Table 8: Noninterest Income
	Year Ended December 31,			% Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Wealth management income	$1,431	$1,412	$1,358	1.3%	4.0%
Card and treasury management fees(1)(2)	1,360	1,311	1,316	3.7	(0.4)
Investment banking and trading income	1,136	1,203	822	(5.6)	46.4
Other deposit revenue(1)(3)	471	511	493	(7.8)	3.7
Mortgage banking income	452	432	437	4.6	(1.1)
Lending related fees	395	366	447	7.9	(18.1)
Securities gains (losses)	(19)	(6,651)	—	(99.7)	NM
Other income(4)	670	603	625	11.1	(3.5)
Total noninterest income	$5,896	$(813)	$5,498	NM	(114.8)
(1)Effective December 31, 2025, Truist reclassified treasury management fees to ‘Card and treasury management fees’ from ‘Other deposit revenue.’ Prior period balances have been conformed to current period presentation.
(2)Renamed from ‘Card and payment related fees.’
(3)Renamed from ‘Service charges on deposits.’
(4)Effective December 31, 2025, Truist reclassified operating lease income into ‘Other income.’ Prior period balances have been conformed to current period presentation.

Noninterest income was up $6.7 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to securities losses resulting from the balance sheet repositioning in 2024 as well as higher other income and card and treasury management fees, partially offset by lower investment banking and trading income.
•Other income increased primarily due to higher income from certain solar and other investments, partially offset by the 2024 gain on the sale of Sterling Capital Management LLC.
•Card and treasury management fees increased primarily due to higher treasury management fees.
•Investment banking and trading income decreased due to lower trading income, merger and acquisition fees, and capital markets activity.

54 Truist Financial Corporation

Noninterest Expense

The following table provides a breakdown of Truist’s noninterest expense:

Table 9: Noninterest Expense
	Year Ended December 31,			% Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Personnel expense(1)	$6,848	$6,587	$6,765	4.0%	(2.6)%
Professional fees and outside processing(1)	1,420	1,342	1,194	5.8	12.4
Software expense	936	896	868	4.5	3.2
Net occupancy expense(1)	710	695	732	2.2	(5.1)
Equipment expense	351	373	381	(5.9)	(2.1)
Marketing and customer development	299	268	260	11.6	3.1
Amortization of intangibles	290	345	395	(15.9)	(12.7)
Regulatory costs	163	344	824	(52.6)	(58.3)
Goodwill impairment	—	—	6,078	—	(100.0)
Other expense(1)(2)	1,059	1,159	1,181	(8.6)	(1.9)
Total noninterest expense	$12,076	$12,009	$18,678	0.6	(35.7)
(1)Effective December 31, 2025, Truist reclassified the underlying activities of restructuring charges, which were previously reported in a separate financial statement caption, to their natural expense categories of ‘Personnel,’ ‘Net occupancy,’ ‘Professional fees and outside processing,’ and ‘Other expense.’ Prior period balances have been conformed to current period presentation.
(2)Effective December 31, 2025, Truist reclassified operating lease depreciation into ‘Other expense.’ Prior period balances have been conformed to current period presentation.

Noninterest expense was up $67 million, or 0.6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to higher personnel expense, professional fees and outside processing, software expense, and marketing and customer development, partially offset by lower regulatory costs, other expense, and amortization of intangibles.

•Personnel expense increased due to higher investments in talent in revenue producing businesses as well as the technology and risk infrastructure organizations, incentives, insurance costs, and severance charges, partially offset by lower expenses for other employee benefits.
•Professional fees and outside processing expense increased due to higher investments in technology and risk infrastructure.
•Software expense increased primarily due to higher spending on certain projects.
•Marketing and customer development expense increased primarily due to marketing initiatives.
•Regulatory costs decreased primarily due to the additional accrual for the FDIC special assessment in 2024, and related adjustments to the special assessment in 2025.
•Other expense decreased primarily due to a charitable contribution in 2024 and lower operating losses in 2025, partially offset by a $130 million incremental accrual related to executing a settlement agreement in a specific legal matter.
•Amortization of intangibles decreased primarily due to the scheduled amortization for certain assets.

Truist Financial Corporation 55

Segment Results

Truist operates and measures business activity across two reportable segments: Consumer and Small Business Banking (CSBB) and Wholesale Banking (WB), with functional activities included in Other, Treasury, and Corporate (OT&C). The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. Refer to “Note 21. Operating Segments” for additional information on the Company’s reportable segments.

Table 10: Net Income from Continuing Operations by Reportable Segment
	Year Ended December 31,			% Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Consumer and Small Business Banking	$2,529	$3,075	$(36)	(17.8)%	NM
Wholesale Banking	4,102	3,856	169	6.4	NM
Other, Treasury & Corporate	(1,324)	(6,976)	(1,636)	81.0	NM
Truist Financial Corporation	$5,307	$(45)	$(1,503)	NM	(97.0)

Consumer and Small Business Banking

CSBB net income was $2.5 billion for the year ended December 31, 2025, a decrease of $546 million compared to the prior year.

•Segment net interest income decreased $395 million primarily driven by lower funding credit on deposits.
•The allocated provision for credit losses increased $223 million primarily reflecting a net reserve build in the current year.
•Noninterest income increased $29 million primarily due to increased residential mortgage income, partially offset by lower deposit related revenue.
•Noninterest expense increased $113 million primarily driven by higher enterprise technology and payments support charges, partially offset by lower operating charge-offs.

CSBB average loans and leases held for investment increased $6.3 billion, or 5.0%, for the year ended December 31, 2025 compared to the prior year, primarily due to higher indirect lending in the prime auto and Service Finance portfolios, and increased real estate lending driven by the mortgage portfolio.

CSBB average total deposits increased $1.7 billion, or 0.8%, for the year ended December 31, 2025 compared to the prior year, primarily due to higher average money market and savings and noninterest-bearing deposits, partially offset by lower average interest-bearing checking deposits.

Wholesale Banking

WB net income was $4.1 billion for the year ended December 31, 2025, an increase of $246 million compared to the prior year.

•Segment net interest income increased $207 million primarily due to lower cost of deposits and higher funding credit on higher deposit balances, partially offset by lower loan yields.
•The allocated provision for credit losses decreased $196 million, which reflected a decrease in net charge-offs as well as an increase in the net reserve release compared to the prior year.
•Noninterest income increased $121 million primarily due to higher income from certain strategic investments, tax credit related investments, higher card and treasury management fees, and lending related fees, partially offset by lower income from investment banking and trading.
•Noninterest expense increased $165 million primarily due to higher charges for enterprise functional support and enterprise operations as well as increased personnel expenses driven by incentives expense, partially offset by lower regulatory costs.

WB average loans and leases held for investment increased $4.6 billion, or 2.6%, for the year ended December 31, 2025 compared to the prior year, primarily driven by higher balances in the commercial and industrial loan portfolio, partially offset by lower commercial real estate balances.

WB average total deposits increased $3.8 billion, or 2.7%, for the year ended December 31, 2025 compared to the prior year, primarily due to higher average interest-bearing checking balances, partially offset by lower average noninterest-bearing deposits and money market and savings balances.

56 Truist Financial Corporation

Other, Treasury, and Corporate

OT&C generated a net loss of $1.3 billion for the year ended December 31, 2025, compared to a net loss of $7.0 billion in the prior year.

•OT&C net interest income increased $520 million primarily due to lower inter-segment funding costs for deposits, the balance sheet repositioning in 2024, and reinvesting cash flows into higher yielding securities, partially offset by the lower funding charges primarily on loans to other segments.
•Noninterest income increased $6.6 billion primarily due to the securities losses from the balance sheet repositioning in 2024.
•Noninterest expense decreased $211 million primarily driven by recoveries received from the business segments for enterprise functional, technology, and operations support expenses, as well as lower other expense due to a charitable contribution to the Truist Foundation in 2024, partially offset by increased salaries driven by higher investments in talent for technology and risk infrastructures and an increase in non-fraud operational charge-offs.

Truist Financial Corporation 57

Analysis of Financial Condition

Investment Activities

Truist’s investment policy is approved and carried out by the ALCO, which meets regularly to review the economic environment and establish investment strategies. The ALCO also has broader responsibilities, which are discussed in the “Market Risk” section in MD&A.

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

Truist Bank invests in securities allowable under bank regulations. These securities may include obligations of the U.S. Treasury, U.S. government agencies, GSEs (including MBS), bank eligible obligations of any state or political subdivision, structured notes, bank eligible corporate obligations (including corporate debentures), commercial paper, negotiable CDs, bankers’ acceptances, mutual funds, and limited types of equity securities.

Table 11: Composition of Securities Portfolio
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
AFS securities (at fair value):
U.S. Treasury	$12,792	$14,411
GSE	460	403
Agency MBS – residential	48,226	49,959
Agency MBS – commercial	3,200	2,293
States and political subdivisions	350	382
Other	14	16
Total AFS securities	65,042	67,464
HTM securities (at amortized cost):
Agency MBS – residential	47,186	50,640
Total securities	$112,228	$118,104

The securities portfolio totaled $112.2 billion at December 31, 2025, compared to $118.1 billion at December 31, 2024. U.S. Treasury, GSE, and agency MBS represented 99.7% of the total securities portfolio as of December 31, 2025 and December 31, 2024. The majority of the portfolio is agency MBS.

•The decrease in 2025 was driven by paydowns and maturities of $20.2 billion and sales of $2.7 billion, partially offset by purchases of $14.5 billion as well as an increase in the fair value of AFS securities.
•As of December 31, 2025, and December 31, 2024, 41% of the investment securities portfolio was classified as held-to-maturity at amortized cost, excluding portfolio-level basis adjustments associated with certain AFS securities.
•As of December 31, 2025, approximately 3.7% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 3.0% as of December 31, 2024.
•The effective duration of the AFS securities portfolio was 4.4 years at December 31, 2025, and 5.0 years at December 31, 2024, excluding the impact of swaps, or 2.9 years at December 31, 2025 and 3.3 years at December 31, 2024, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.5 years at December 31, 2025, and 7.0 years at December 31, 2024.

58 Truist Financial Corporation

The following table presents the securities portfolio by major category of security holdings with ranges of maturities and average yields:

Table 12: Securities Yields by Major Category and Maturity
December 31, 2025 (Dollars in millions)	AFS		HTM
	Fair Value	Effective Yield(1)	Amortized Cost	Effective Yield(1)
U.S. Treasury:
Within one year	$4,752	4.41%	$—	—%
One to five years	7,091	4.27	—	—
Five to ten years	228	3.61	—	—
After ten years	721	4.64	—	—
Total	12,792	4.33	—	—
GSE:
Five to ten years	3	2.78	—	—
After ten years	457	4.04	—	—
Total	460	4.03	—	—
Agency MBS – residential:(2)
Five to ten years	39	5.26	—	—
After ten years	48,187	3.88	47,186	1.79
Total	48,226	3.88	47,186	1.79
Agency MBS – commercial:(2)
One to five years	538	4.31	—	—
Five to ten years	421	4.36	—	—
After ten years	2,241	2.05	—	—
Total	3,200	2.73	—	—
States and political subdivisions:
Within one year	2	4.80	—	—
One to five years	83	6.87	—	—
Five to ten years	173	6.46	—	—
After ten years	92	5.17	—	—
Total	350	6.21	—	—
Other:
Within one year	7	2.87	—	—
Five to ten years	7	5.84	—	—
Total	14	4.31	—	—
Total securities	$65,042	3.93	$47,186	1.79
(1)Yields represent interest computed using the effective interest method on the amortized cost of securities inclusive of amortization of premiums or accretion of discounts, and excluding the impact of hedging. Weighted yield is represented on a TE basis with the exception of obligations of state and political subdivisions which are presented on a tax-effected basis.
(2)For purposes of maturity, MBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

Truist Financial Corporation 59

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

Truist aims to lend to a diverse client base that is managed to be geographically dispersed with the goal of mitigating concentration risk arising from local and regional economic downturns. The following discussion provides additional information on the Company’s loan and lease portfolios. Refer to the “Risk Management” section in MD&A for a discussion of the credit risk management policies used to manage the portfolios.

Commercial Loan and Lease Portfolio

Commercial loans and leases represent the largest category of the Company’s loan and lease portfolio. Commercial Banking and Small Business Banking generally target small-to-middle market businesses with annual sales between $2 million and $500 million, while Investment Banking and Capital Markets provides lending solutions to large corporate clients. The commercial loan and lease portfolio consists of lending to public and private business clients and includes commercial and industrial, owner-occupied, equipment leasing and financing, CRE, government and institutional financing, premium financing, and dealer floor plan financing.

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

Residential Mortgage Loan Portfolio

Truist primarily originates conforming mortgage loans, loans under FHA, U.S. Department of Veterans Affairs, or U.S. Department of Agriculture programs, and higher quality jumbo and construction-to-permanent loans for one- to four-family residential properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by FNMA and FHLMC. They are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, or have mortgage insurance as required by investors and are made to borrowers that meet Truist’s credit standards.

Risks associated with mortgage lending include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market and an effective MSR hedging process. Credit risk is managed through underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing diversifies income while enabling Truist to build long-term client relationships and offer high-quality client service. Truist also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to substantially the same underwriting and risk-management criteria as loans originated internally.

Home Equity Loan Portfolio

The home equity portfolio is composed of loans offered through Truist’s branch network. These include home equity loans and revolving home equity lines of credit secured by first or second liens on residential real estate in Truist’s market areas.

Indirect Auto Loan Portfolio

The indirect auto portfolio primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles. The indirect auto portfolio also includes nonprime and near-prime automobile finance. Such loans are originated through approved franchised and independent dealers throughout the Truist market area and nationally through Regional Acceptance Corporation. These loans are homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. Indirect auto loans are subject to lending policies and procedures and are underwritten with note amounts and credit limits that are consistent with the Company’s risk philosophy. In addition to its normal underwriting due diligence, Truist uses application systems and scoring systems to help underwrite and manage the credit risk in its indirect auto portfolio.

60 Truist Financial Corporation

Other Consumer Loan Portfolio

The other consumer loan portfolio includes: secured and unsecured loans originated through the Truist branch network marketed to qualifying clients and other creditworthy candidates in Truist’s market areas; LightStream, an online platform which originates fixed-rate, unsecured lending to consumers with strong credit; secured indirect installment loans to consumers for the purchase of new and used boats and recreational vehicles; Sheffield, a small ticket consumer lending division related to the purchase of power sports and outdoor power equipment; other indirect and point-of-sale lending to consumers, including through Service Finance, to finance home improvements, furniture purchases, certain elective health-care services; and unsecured loans originated via third-party partnerships, which are in runoff. These loans are homogeneous, and no single loan is individually significant in terms of its size and potential risk of loss. These loans are originated in accordance with underwriting criteria as determined by Truist.

Credit Card Loan Portfolio

The credit card portfolio consists of the outstanding balances on credit cards for commercial and consumer clients. Truist markets credit cards to its existing client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

Refer to “Note 5. Loans and ACL” for additional information.

The following table summarizes the loan portfolio:

Table 13: Loans and Leases as of Period End
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Commercial:
Commercial and industrial	$167,808	$154,848
CRE	23,720	20,363
Commercial construction	7,783	8,520
Consumer:
Residential mortgage	56,807	55,599
Home equity	9,719	9,642
Indirect auto	25,659	23,089
Other consumer	32,181	29,395
Credit card	4,918	4,927
Total loans and leases HFI	328,595	306,383
LHFS	1,883	1,388
Total loans and leases	$330,478	$307,771

Loans and leases HFI were $328.6 billion at December 31, 2025, up $22.2 billion compared to 2024.

Commercial loans increased $15.6 billion during 2025 primarily due to an increase of $13.0 billion in the commercial and industrial portfolio and $3.4 billion in the CRE portfolio due to higher production.

Consumer loans and credit cards increased $6.6 billion during 2025 primarily due to a $2.8 billion increase in other consumer portfolio driven by growth of higher-return point-of-sale lending or online portfolios (Service Finance and LightStream), a $2.6 billion increase in indirect auto portfolio primarily due to higher production, and a $1.2 billion increase in residential mortgage portfolio due to additional purchases and correspondent production.

Truist Financial Corporation 61

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

Table 14: Loan Maturities
December 31, 2025 (Dollars in millions)	1 Year or Less	1 to 5 Years	5 to 15 Years	After 15 Years	Total
Fixed rate:
Commercial:
Commercial and industrial	$10,558	$13,331	$9,153	$2,146	$35,188
CRE	556	1,646	188	7	2,397
Commercial construction	13	34	21	34	102
Total commercial	11,127	15,011	9,362	2,187	37,687
Consumer:
Residential mortgage	1,527	6,204	17,327	22,924	47,982
Home equity	282	880	1,412	337	2,911
Indirect auto	5,806	17,630	2,223	—	25,659
Other consumer	6,058	15,198	7,306	891	29,453
Total consumer	13,673	39,912	28,268	24,152	106,005
Credit card	251	—	—	—	251
Total fixed rate	25,051	54,923	37,630	26,339	143,943
Variable rate:
Commercial:
Commercial and industrial	39,774	82,733	8,161	1,952	132,620
CRE	4,812	15,869	633	9	21,323
Commercial construction	3,186	4,488	7	—	7,681
Total commercial	47,772	103,090	8,801	1,961	161,624
Consumer:
Residential mortgage	206	920	2,835	4,864	8,825
Home equity	640	2,129	4,026	13	6,808
Other consumer	1,183	1,267	276	2	2,728
Total consumer	2,029	4,316	7,137	4,879	18,361
Credit card	4,667	—	—	—	4,667
Total variable rate	54,468	107,406	15,938	6,840	184,652
Total loans and leases HFI	$79,519	$162,329	$53,568	$33,179	$328,595

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. The outstanding balances of variable rate residential mortgage loans in the interest-only phase were approximately $714 million and $647 million at December 31, 2025 and December 31, 2024, respectively.

62 Truist Financial Corporation

The following table presents the composition of average loans and leases:

Table 15: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024
Commercial:
Commercial and industrial	$163,990	$162,207	$158,491	$155,214	$153,209
CRE	23,205	21,171	19,687	19,832	20,504
Commercial construction	8,015	8,258	8,613	8,734	8,261
Consumer:
Residential mortgage	57,100	57,676	56,789	55,658	54,390
Home equity	9,679	9,588	9,586	9,569	9,675
Indirect auto	25,639	24,964	24,158	23,248	22,790
Other consumer	32,181	31,714	30,387	29,291	29,355
Credit card	4,956	4,915	4,890	4,849	4,926
Total average loans and leases HFI	$324,765	$320,493	$312,601	$306,395	$303,110

Average loans and leases HFI were $324.8 billion for fourth quarter of 2025, an increase of $4.3 billion, or 1.3%, compared to the third quarter of 2025.

•Average commercial loans increased 1.9% due to an increase in the commercial and industrial and CRE portfolios.
•Average consumer loans increased 0.5% due to growth in the indirect auto and other consumer portfolios, partially offset by a decline in the residential mortgage portfolio.

Truist Financial Corporation 63

Asset Quality

The following tables summarize asset quality information:

Table 16: Asset Quality
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
NPAs:
NPLs:
Commercial and industrial	$839	$521
CRE	47	298
Commercial construction	41	3
Residential mortgage	213	166
Home equity	99	116
Indirect auto	267	259
Other consumer	71	66
Total NPLs HFI	1,577	1,429
Loans held for sale	—	—
Total nonperforming loans and leases	1,577	1,429
Foreclosed real estate	3	3
Other foreclosed property	53	45
Total nonperforming assets	$1,633	$1,477
Loans 90 days or more past due and still accruing:
Commercial and industrial	$3	$19
CRE	—	1
Lease financing
Residential mortgage – government guaranteed	532	430
Residential mortgage – nonguaranteed	38	51
Home equity	7	9
Other consumer	28	23
Credit card	76	54
Total loans 90 days or more past due and still accruing	$684	$587
Loans 30-89 days past due and still accruing:
Commercial and industrial	$127	$168
CRE	25	60
Commercial construction	36	3
Residential mortgage – government guaranteed	329	318
Residential mortgage – nonguaranteed	357	401
Home equity	69	60
Indirect auto	679	622
Other consumer	281	236
Credit card	77	81
Total loans 30-89 days past due and still accruing	$1,980	$1,949

Nonperforming assets totaled $1.6 billion at December 31, 2025, up $156 million compared to December 31, 2024 due to an increase in the commercial and industrial and residential mortgage portfolios, partially offset by a decline in the CRE portfolio. Nonperforming loans and leases represented 0.48% of total loans and leases HFI, up one basis point compared to December 31, 2024.

Effective January 1, 2026, the Company has enhanced its nonaccrual criteria for certain indirect auto loans to prospectively include accounts in which cumulative payment extensions are at or above 12 months. Management expects this change to accelerate the timing of nonaccrual recognition in future periods for such loans, but does not expect a material impact on earnings or cash flows.

Loans 90 days or more past due and still accruing totaled $684 million at December 31, 2025, up $97 million compared to the prior year. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases HFI was 0.05% at December 31, 2025, flat compared to December 31, 2024.

Loans 30-89 days past due and still accruing totaled $2.0 billion at December 31, 2025, up $31 million compared to the prior year due to increases in the indirect auto, other consumer, and commercial construction portfolios, partially offset by declines in the commercial and industrial, CRE, and residential mortgage portfolios. The ratio of loans 30-89 days past due and still accruing as a percentage of loans and leases HFI was 0.60% at December 31, 2025, down four basis points compared to the prior year.
64 Truist Financial Corporation

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 16. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 5. Loans and ACL” for the amortized cost basis of loans by origination year and credit quality indicator as well as additional disclosures related to NPLs.

Table 17: Asset Quality Ratios
	Dec 31, 2025	Dec 31, 2024
Loans 30-89 days past due and still accruing as a percentage of loans and leases	0.60%	0.64%
Loans 90 days or more past due and still accruing as a percentage of loans and leases	0.21	0.19
NPLs as a percentage of loans and leases	0.48	0.47
NPLs as a percentage of total loans and leases(1)	0.48	0.46
NPAs as a percentage of:
Total assets(1)	0.30	0.28
Loans and leases plus foreclosed property	0.50	0.48
ALLL as a percentage of loans and leases	1.53	1.59
Ratio of ALLL to nonperforming loans and leases	3.2x	3.4x
Loans 90 days or more past due and still accruing as a percentage of loans and leases, excluding government guaranteed(2)	0.05%	0.05%
(1)Includes LHFS.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest on government guaranteed loans is reasonably assured.

Table 18: Asset Quality Ratios
	Year Ended December 31,
	2025	2024	2023
Net charge-offs as a percentage of average loans and leases:
Commercial:
Commercial and industrial	0.23%	0.20%	0.20%
CRE	0.62	1.31	0.71
Commercial construction	(0.03)	(0.03)	0.04
Consumer:
Residential mortgage	—	(0.01)	0.01
Home equity	(0.06)	(0.07)	(0.12)
Indirect auto	2.00	2.11	1.66
Other consumer	1.66	1.73	1.40
Student	—	—	4.39
Credit card	4.45	5.26	3.85
Total	0.54	0.59	0.50

Ratio of ALLL to net charge-offs	3.0x	2.7x	3.0x
The following table presents activity related to NPAs:

Table 19: Rollforward of NPAs
(Dollars in millions)	2025	2024
Balance, January 1	$1,477	$1,488
New NPAs	3,298	3,331
Advances and principal increases	390	454
Disposals of foreclosed assets(1)	(634)	(616)
Disposals of NPLs(2)	(316)	(223)
Charge-offs and losses	(1,208)	(1,313)
Payments	(1,109)	(1,308)
Transfers to performing status	(265)	(309)
Other, net	—	(27)
Ending balance, December 31	$1,633	$1,477
(1)Includes charge-offs and losses recorded upon sale of $285 million and $260 million for the years ended December 31, 2025 and 2024, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale, of $2 million and $14 million for the years ended December 31, 2025 and 2024, respectively.
Truist Financial Corporation 65

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

66 Truist Financial Corporation

Table 20: Commercial and Industrial Portfolio Industry and Geography
	December 31, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$30,464	18.2%	$2	$24,271	15.7%	$28
Manufacturing	13,418	8.0	91	12,298	7.9	62
Real estate and rental and leasing	11,993	7.1	1	11,354	7.3	3
Retail trade	11,940	7.1	24	12,488	8.1	66
Health care and social assistance	11,779	7.0	67	12,154	7.8	129
Public administration	8,658	5.2	2	8,860	5.7	—
Wholesale trade	7,655	4.6	212	7,428	4.8	45
Information	7,523	4.5	158	5,235	3.4	66
Utilities	6,582	3.9	—	4,096	2.6	—
Professional, scientific, and technical services	5,043	3.0	5	4,125	2.7	8
Educational services	4,868	2.9	—	4,478	2.9	—
Transportation and warehousing	4,497	2.7	22	4,634	3.0	34
Arts, entertainment, and recreation	4,182	2.5	1	3,599	2.3	6
Construction	3,350	2.0	4	2,607	1.7	10
Administrative and support and waste management and remediation services	3,108	1.9	36	3,022	2.0	—
Accommodation and food services	2,990	1.8	24	2,935	1.9	9
Other(1)	11,903	7.0	115	12,211	7.9	23
Subtotal	149,953	89.4	764	135,795	87.7	489
Business owner occupied	17,855	10.6	75	19,053	12.3	32
Total commercial and industrial	$167,808	100.0%	$839	$154,848	100.0%	$521

Geography:
Florida	$18,532	11.0%	$30	$18,258	11.8%	$172
Texas	17,001	10.1	157	14,728	9.5	47
New York	12,719	7.6	70	11,379	7.3	50
California	12,460	7.4	34	8,115	5.2	8
North Carolina	12,154	7.2	11	12,167	7.9	16
Georgia	11,452	6.8	149	11,240	7.3	10
Virginia	9,061	5.4	3	9,343	6.0	7
Maryland	7,057	4.2	4	6,781	4.4	3
Pennsylvania	6,890	4.1	131	6,466	4.2	9
Tennessee	5,873	3.5	42	5,729	3.7	51
New Jersey	4,743	2.8	5	3,947	2.5	5
South Carolina	4,213	2.5	4	4,151	2.7	23
Illinois	3,970	2.4	12	3,639	2.4	20
Ohio	3,624	2.2	—	3,482	2.2	1
Other(2)	38,059	22.8	187	35,423	22.9	99
Total commercial and industrial	$167,808	100.0%	$839	$154,848	100.0%	$521
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

The Finance and insurance industry includes various types of nonbank financial institutions, including asset securitization, securities-based lending, and certain REITs, which together comprise approximately 59% of Truist’s funded loans within that industry category. Asset securitization facilities are structured to provide funding to clients based on advance rates that are applied to pools of eligible collateral that generally result in over collateralization of the funded exposures. Securities-based lending arrangements are collateralized by marketable securities that are maintained in a restricted account and monitored by Truist on a daily basis to help determine whether the value of the underlying securities collateral complies with the terms of the margin agreement established with the origination of the loan.

Truist Financial Corporation 67

Table 21: CRE Portfolio Property Type and Geography
	December 31, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$8,055	34.0%	$4	$5,508	27.0%	$27
Industrial	5,521	23.3	—	4,303	21.1	3
Retail	4,244	17.9	5	3,530	17.3	33
Office	2,435	10.3	36	3,459	17.0	228
Hotel	1,558	6.6	—	1,891	9.3	—
Other(1)	1,907	7.9	2	1,672	8.3	7
Total CRE	$23,720	100.0%	$47	$20,363	100.0%	$298

Geography:
Florida	$2,668	11.2%	$2	$2,594	12.7%	$26
Georgia	2,586	10.9	1	2,010	9.9	80
Texas	2,411	10.2	1	1,599	7.9	6
North Carolina	2,324	9.8	1	2,212	10.9	10
New York	2,323	9.8	6	1,491	7.3	2
California	1,628	6.9	—	1,683	8.3	—
Pennsylvania	1,566	6.6	—	1,218	6.0	1
Illinois	1,178	5.0	13	624	3.1	—
New Jersey	1,118	4.7	3	439	2.2	35
Virginia	1,034	4.4	—	1,108	5.4	3
Maryland	883	3.7	2	713	3.5	8
Other(2)	4,001	16.8	18	4,672	22.8	127
Total CRE	$23,720	100.0%	$47	$20,363	100.0%	$298
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Table 22: Commercial Construction Portfolio Property Type and Geography
	December 31, 2025			December 31, 2024
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$3,871	49.7%	$—	$4,918	57.7%	$—
Industrial	1,884	24.2	—	1,680	19.7	—
Single family - construction to permanent	1,070	13.7	—	664	7.8	2
Office	392	5.0	40	627	7.4	—
Single family - acquisition and development and commercial land	208	2.7	—	187	2.2	1
Other(1)	358	4.7	1	444	5.2	—
Total commercial construction	$7,783	100.0%	$41	$8,520	100.0%	$3

Geography:
Florida	$1,453	18.7	$—	$1,138	13.4	$—
Georgia	1,188	15.3	—	1,294	15.2	—
Texas	1,088	14.0	—	1,345	15.8	—
North Carolina	748	9.6	—	992	11.6	1
California	431	5.5	—	492	5.8	—
Other(2)	2,875	36.9	41	3,259	38.2	2
Total commercial construction	$7,783	100.0%	$41	$8,520	100.0%	$3
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Refer to “Note 5. Loans and ACL” for additional information on the commercial portfolios, including loans by origination year and credit quality indicator.

68 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 23: Activity in ACL
	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Balance, beginning of period	$5,161	$5,093	$4,649
Provision for credit losses	1,894	1,870	2,109
Charge-offs:
Commercial and industrial	(461)	(395)	(390)
CRE	(147)	(316)	(166)
Commercial construction	—	—	(5)
Residential mortgage	(6)	(3)	(10)
Home equity	(10)	(9)	(10)
Indirect auto	(591)	(591)	(531)
Other consumer	(633)	(606)	(477)
Student	—	—	(108)
Credit card	(260)	(296)	(223)
Total charge-offs	(2,108)	(2,216)	(1,920)
Recoveries:
Commercial and industrial	98	87	70
CRE	18	34	3
Commercial construction	2	2	3
Residential mortgage	5	6	6
Home equity	16	16	23
Indirect auto	102	120	107
Other consumer	120	110	78
Credit card	42	38	35
Total recoveries	403	413	325
Net charge-offs	(1,705)	(1,803)	(1,595)
Other(1)	(3)	1	(70)
Balance, end of period	$5,347	$5,161	$5,093
ACL:
ALLL	5,030	4,857	4,798
RUFC	317	304	295
Total ACL	$5,347	$5,161	$5,093
(1)2023 includes the impact from the adoption of the Troubled Debt Restructurings and Vintage Disclosures accounting standard.

Net charge-offs during 2025 totaled $1.7 billion, or 0.54% as a percentage of average loans, and were down five basis points compared to the prior year, primarily driven by lower net charge-offs and growth in average loans and leases. Net charge-offs were lower in the CRE and credit card portfolios, partially offset by increases in the commercial and industrial, indirect auto, and other consumer portfolios.

The allowance for credit losses was $5.3 billion at December 31, 2025 and includes $5.0 billion for the allowance for loan and lease losses and $317 million for the reserve for unfunded commitments. The ALLL ratio was 1.53% at December 31, 2025, compared to 1.59% at December 31, 2024. Refer to “Note 5. Loans and ACL.” for additional information on the fluctuations in the ALLL. The ALLL covered nonperforming loans and leases held for investment 3.2x at December 31, 2025 compared to 3.4x at December 31, 2024. At December 31, 2025, the ALLL was 3.0x net charge-offs, compared to 2.7x at December 31, 2024.

Truist Financial Corporation 69

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 24: Allocation of ALLL by Category
	December 31, 2025			December 31, 2024
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,326	26.3%	51.0%	$1,284	26.4%	50.7%
CRE	476	9.5	7.2	643	13.2	6.6
Commercial construction	246	4.9	2.4	257	5.3	2.8
Residential mortgage	198	3.9	17.3	204	4.2	18.1
Home equity	84	1.7	3.0	89	1.8	3.1
Indirect auto	1,036	20.6	7.8	955	19.7	7.5
Other consumer	1,238	24.6	9.8	994	20.5	9.6
Credit card	426	8.5	1.5	431	8.9	1.6
Total ALLL	5,030	100.0%	100.0%	4,857	100.0%	100.0%
RUFC	317			304
Total ACL	$5,347			$5,161

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

Other Assets

The components of other assets are presented in the following table:

Table 25: Other Assets as of Period End
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Tax credit and other private equity investments	$9,882	$9,303
Bank-owned life insurance	8,515	7,801
Pension assets, net	7,920	7,238
Accrued income	2,028	2,069
Accounts receivable	1,624	1,904
FHLB stock	1,521	965
DTA	1,507	1,945
Leased assets and related assets	1,359	1,352
Derivative assets	1,343	966
Prepaid expenses	1,075	1,061
ROU assets	1,045	1,015
Other	1,151	1,513
Total other assets	$38,970	$37,132

70 Truist Financial Corporation

Funding Activities

Deposits are the primary source of funds for the Company’s lending and investing activities. Management also uses short-term borrowings, long-term debt, and scheduled payments and maturities from portfolios of loans and investment securities as a supplementary funding source for loan growth and other balance sheet management purposes. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as long-term debt issued through the capital markets, all provide supplemental liquidity sources. Funding activities are monitored and governed through Truist’s overall ALM process under the governance and oversight of the ALCO, which is further discussed in the “Market Risk” section in MD&A. The following section provides a brief description of the various sources of funds.

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

The following table presents a summary of deposits:

Table 26: Deposits as of Period End
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Noninterest-bearing deposits	$105,092	$107,451
Interest checking	117,830	109,042
Money market and savings	139,044	137,307
Time deposits	38,432	36,724
Total deposits	$400,398	$390,524

Deposits totaled $400.4 billion at December 31, 2025, an increase of $9.9 billion, or 2.5%, from December 31, 2024 primarily due to increases in interest checking deposits, money market and savings, and time deposits, partially offset by a decline in noninterest-bearing deposits. Brokered deposits were $29.8 billion at December 31, 2025 compared to $28.1 billion at December 31, 2024.

Truist Financial Corporation 71

Approximately 62% of deposits were insured or collateralized at both December 31, 2025 and December 31, 2024. Truist deposit accounts are typically based on long-term relationships that include multiple products and services. The amount of deposits above the FDIC’s insurance limit of $250,000 was $177.6 billion and $170.7 billion as of December 31, 2025 and 2024, respectively, calculated using the same methodology as the Call Report for Truist Bank.

The following table summarizes the maturities of time deposit accounts above $250,000:

Table 27: Scheduled Maturities of Time Deposits $250,000 and Greater
December 31, 2025 (Dollars in millions)
Three months or less	$8,140
Over three through six months	1,832
Over six through twelve months	617
Over twelve months	416
Total	$11,005

The following table presents average deposits:

Table 28: Average Deposits
	Three Months Ended
(Dollars in millions)	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024
Noninterest-bearing deposits	$105,552	$105,751	$106,686	$105,895	$107,968
Interest checking	112,313	109,244	116,193	109,208	107,075
Money market and savings	138,114	136,515	135,607	136,897	138,242
Time deposits	40,031	45,090	41,997	40,204	36,757
Total average deposits	$396,010	$396,600	$400,483	$392,204	$390,042

Average deposits for the fourth quarter of 2025 were $396.0 billion, flat compared to the third quarter of 2025.

Average noninterest-bearing deposits decreased 0.2% compared to the prior quarter and represented 26.7% of total deposits for both the fourth and third quarters of 2025. Average interest checking deposits increased 2.8%. Average money market and savings accounts increased 1.2%. Average time deposits decreased 11.2%.

72 Truist Financial Corporation

Borrowings

The following table summarizes certain information for the past three years with respect to short-term borrowings excluding trading liabilities, hedges, and collateral in excess of derivative exposure:

Table 29: Short-Term Borrowings
	As Of / For The Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end during the year	$8,425	$9,675	$4,120
Balance outstanding at end of year	3,103	9,675	2,427
Average outstanding during the year	5,845	2,947	2,472
Average interest rate during the year	4.36%	5.13%	5.18%
Average interest rate at end of year	3.84	4.42	5.39
Federal funds purchased and short-term borrowed funds:
Maximum outstanding at any month-end during the year	$29,332	$28,218	$26,453
Balance outstanding at end of year	24,736	19,530	22,401
Average outstanding during the year	22,273	21,552	22,007
Average interest rate during the year	4.36%	5.39%	5.26%
Average interest rate at end of year	3.47	4.04	5.15

At December 31, 2025, short-term borrowings totaled $27.8 billion, a decrease of $1.4 billion compared to December 31, 2024. Average short-term borrowings were $28.1 billion and $24.5 billion for the years ended December 31, 2025 and 2024, respectively.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $42.0 billion at December 31, 2025, an increase of $7.0 billion compared to December 31, 2024. During the year ended December 31, 2025, the Company had:

•Issuances of $7.1 billion of primarily fixed-to-floating rate senior notes with a weighted average interest rate of 4.68% due between May 20, 2027 and October 23, 2036 and $500 million of floating rate senior notes due July 24, 2028.
•Net issuances of $7.1 billion floating rate FHLB advances.
•Maturities and redemptions of $6.7 billion of senior notes and $1.3 billion of subordinated notes.

In January 2026, the Parent Company issued $1.3 billion principal amount of fixed-to-floating rate senior notes with an interest rate of 4.60% due January 27, 2032. Additionally, Truist Bank issued $1.3 billion principal amount of fixed-to-floating rate senior notes with an interest rate of 4.14% due January 27, 2029 and $350 million principal amount of floating rate senior notes due January 27, 2029.

In February 2026, the Parent Company announced that it will redeem $1.3 billion principal amount of senior notes due on March 2, 2027 on the redemption date of March 2, 2026.

Refer to “Note 11. Borrowings” for additional information on short-term borrowings and long-term debt.

Shareholders’ Equity

Total shareholders’ equity was $65.2 billion at December 31, 2025, an increase of $1.5 billion from December 31, 2024. This increase includes $5.3 billion in net income and $2.4 billion in OCI, partially offset by $3.0 billion in common and preferred dividends, $2.5 billion in common share repurchases, and $1.0 billion for the redemption of series P preferred stock. Truist’s book value per common share at December 31, 2025 was $47.74, compared to $43.90 at December 31, 2024. Truist’s TBVPS was $33.48 at December 31, 2025, up 12% compared to December 31, 2024.

Truist Financial Corporation 73

Risk Management

Truist seeks to maintain a comprehensive risk management framework supported by people, processes, and systems designed to identify, assess, measure, monitor, control, mitigate, govern, and report on risks arising from exposures and business activities. Truist has developed a risk taxonomy to provide for the identification, measurement, and reporting of primary risk types and classification of risk elements at Truist. Primary risk types are defined across eight categories including credit, market, liquidity, strategic, operational, technology, compliance, and financial crimes.

Truist has established an enterprise risk management framework to enable the execution of strategic goals and objectives in alignment with its risk appetite.

Truist is committed to fostering a culture that prioritizes and supports the identification and escalation of risks across the organization. All teammates are responsible for upholding the Company’s purpose, mission, and values, and are encouraged to speak up if there is any activity or behavior that is inconsistent with the Company’s culture. The Truist Code of Ethics influences the Company’s decision making and informs teammates on how to act in the absence of specific guidance.

Truist seeks an appropriate return for the risk taken in its business operations. Risk-taking activities must be evaluated and prioritized to identify those that are within the Company’s risk appetite and present attractive risk-adjusted returns, while preserving asset value and capital.

Truist’s compensation plans are designed to consider teammates’ adherence to and successful implementation of Truist’s risk values and associated policies and procedures. The Company’s compensation structure is designed to support its core values and sound risk management practices and to promote judicious risk-taking behavior.

Truist’s risk appetite is defined as the level of risk exposure Truist is willing to assume to realize its purpose, mission, and values, as well as to achieve its strategic objectives, deliver shareholder returns, and maintain the safety and soundness of Truist. The Board oversees the development of, and reviews, approves, and periodically monitors, the Company’s strategy and risk appetite with a long-term perspective on risks and rewards that is consistent with the capacity of Truist’s risk-management framework. The BRC assists the Board in overseeing the stature and performance of the RMO and the Company’s risk management framework and policies, including quantitative and qualitative statements of the Company’s risk appetite and risk limits, thresholds, and other parameters designed to supplement them.

The BRC appoints the CRO to lead the RMO and oversee the identification, assessment, measurement, monitoring, mitigating, and reporting of risks to Truist. The CRO reports functionally to the BRC and administratively to the CEO and has direct access to the Board to escalate risks (current or emerging) and report on the performance of risk management activities across the enterprise.

Truist’s RMO provides independent oversight and guidance for risk-taking across the enterprise. In keeping with the belief that consistent values drive long-term behaviors, Truist’s RMO has established four key behaviors all teammates are expected to practice daily, regardless of role:

•Awareness: demonstrate an appropriate understanding of enterprise and business unit risks and the controls required to effectively mitigate those risks. Complete required risk and compliance training within deadlines. Comply with applicable risk-related Truist policies.
•Identification: proactively recognize business concerns, issues, risks, or emerging risks as they arise in day-to-day activities.
•Escalation: speak up, report, and elevate concerns, issues, and risks as soon as possible through the appropriate reporting channel. Based on role, escalate and open issues timely.
•Mitigation: consistently execute applicable risk-related procedures and processes as designed for day-to-day activities. Maintain and execute effective controls to manage risk within the Company’s risk appetite. As applicable, complete successful and timely remediation of assigned issues.

The risk management framework is supported by a three-lines-of-defense structure with unique roles and responsibilities for executing risk management activities, maintaining independent oversight, and providing independent assurance. The first line of defense comprises the business units that originate the risks and are responsible for managing them through risk management activities. The second line of defense is the independent risk management oversight and challenge function provided by the RMO. The third line of defense is the independent assurance function provided by Truist Audit Services.

Centralized first-line risk execution and management has been standardized across the Company in partnership with the business units and enterprise functions. Dedicated first line of defense risk partners provide risk advice and oversight, issues management, testing, reporting, and business continuity expertise. First line of defense coordinates closely with the RMO in executing these responsibilities.

74 Truist Financial Corporation

The second line of defense is led by the CRO and is responsible for providing independent risk management, oversight, and effective challenge of the first line of defense. The key responsibilities of the second line of defense include (i) establishing policies and procedures to guide and oversee the execution of risk management framework requirements across Truist, (ii) overseeing first line of defense identification and assessment of current and emerging risks, as well as the effectiveness of governance, processes, and controls to mitigate risks, (iii) controlling the selection of key risk indicators and the establishment of risk limits to measure and monitor risk exposures relative to the Company’s established risk appetite, (iv) independently identifying and escalating issues, including opportunities to strengthen the internal control environment, and (v) acting in a consultative role to assist the first line of defense with identifying, monitoring, and mitigating risks.

As the third line of defense, Truist Audit Services provides independent and objective assurance for Truist. Truist Audit Services independently evaluates the adequacy and effectiveness of Truist's risk management, governance, and oversight, consistent with regulatory expectations and Truist's size, complexity, and risk profile. Truist Audit Services is led by the Chief Audit Officer, who reports functionally to the Audit Committee and administratively to the CEO.

Truist’s Committee and Risk Reporting Governance Program is designed to provide comprehensive Board and management risk oversight, maintaining a committee governance structure that supports alignment and execution of the risk management framework. The committee structure provides a mechanism to allow for efficient aggregation and escalation of risk information from the business units up to management and ultimately the Board. Truist’s committee structure is broken down into three levels of committees:

•Level I committees: Board committees established by the Board to assist in its oversight of the Company. Level I committees are subject to governance directly by the Board, Board committee charters, Truist Bylaws, and Corporate Governance Guidelines.
•Level II committees: Management committees appointed by a Level I committee. Level II committees report to the appointing Level I committee. The appointing Level I committee conducts an annual review of the Level II committee and its charter.
•Level III committees: Management committees appointed by a Level I or II committee. Level III committees report to the appointing Level I or II committee. The appointing Level I or II committee conducts an annual review of the Level III committee and its charter.

This committee structure includes management committees that are responsible for providing independent risk oversight of each of Truist’s primary risk types and comprehensive coverage of Truist’s strategy, risk-taking and execution activities. Examples of such committees include the ERC and Management Compensation Oversight Committee.

The BRC authorized the ERC to provide broad strategic oversight of all risk types and establish an integrated view of risks across Truist at the enterprise level. The ERC is responsible for maintaining a risk management framework and monitoring its adoption and execution across the enterprise. The ERC is chaired by the CRO, and its membership includes the CEO, CFO, Chief Audit Officer, and other designated members of Truist management.

Under our risk management taxonomy, the primary risk types consist of credit, market, liquidity, strategic, operational, technology, compliance, and financial crimes. Truist also uses models as a key component of its risk management activities, which are overseen by the MRO. The following is a discussion of each primary risk type.

Credit Risk

Credit risk is the risk to current or anticipated earnings or capital arising when a borrower, obligor, issuer, or counterparty may not meet its financial obligations. Credit risk is inherent in the financial services business and is primarily incurred through lending activities in the Company’s WB and CSBB operating segments. Several products expose the Company to credit risk, including loans and leases, lending commitments, derivatives, trading assets, and investment securities. Changes in credit quality can have a significant impact on the Company’s earnings and capital position.

The Level II ECRC, established by the BRC, oversees credit risk governance. The ECRC is responsible for maintaining an effective credit risk and portfolio management program. The ECRC utilizes Level III committees to oversee Truist’s WB and CSBB loan portfolios. The BRC reviews and approves the Level I Enterprise Credit Risk Management Policy on an annual basis. That policy authorizes the ECRC and its Level III committees to review, monitor, and approve Truist’s credit policies and key risk indicators, including limits.
Truist Financial Corporation 75

Truist manages credit risk in a manner consistent with Truist’s strategy and risk appetite by:

•establishing credit policies and underwriting requirements that are aligned with our strategy and risk appetite and periodically reevaluated per credit, market, economic and other relevant factors;
•setting portfolio asset quality, concentration and underwriting exception limits and transactional thresholds, as appropriate, in alignment with our risk appetite;
•monitoring current and emerging credit risks, early warning indicators and portfolio performance;
•monitoring criticized exposures and delinquent loans; and
•estimating credit losses and supporting appropriate levels of reserves and credit risk-based capital management.

Underwriting Approach

The loan portfolio is a primary source of profitability and risk. Proper loan underwriting is critical to Truist’s long-term financial success. The most significant underwriting criteria used to evaluate new loans and loan renewals are:

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

Truist’s most significant market risk exposure is to interest rate risk in its balance sheet. However, market risk also results from underlying product liquidity risk, price risk, and volatility risk of instruments held in Truist’s business units. Interest rate risk results from:

•differences between the timing of rate changes and the timing of cash flows associated with assets and liabilities (re-pricing risk);
•changing rate relationships among different yield curves affecting bank activities (basis risk);
•changing rate relationships across the spectrum of maturities (yield curve risk); and
•interest-related options inherently embedded in bank products (options risk).

The primary objectives of market risk management are to minimize adverse effects from changes in market risk factors on net interest income, net income, and capital, and to offset the risk of price changes for certain assets and liabilities recorded at fair value. At Truist, market risk management also includes the enterprise-wide IPV function.

Market Risk - Interest Rate

As a financial institution, Truist is exposed to interest rate risk from assets, liabilities, and off-balance sheet positions. Truist primarily monitors this risk through two measurement types, (i) NII at risk and (ii) economic value of equity. Truist manages this interest rate risk with securities, derivatives, and broader asset liability management activities. Truist uses derivatives to hedge interest income variability of floating rate loans and to hedge valuation changes of long-term debt and investment securities.

76 Truist Financial Corporation

Corporate Treasury is responsible for the management of Truist’s IRR position as part of an integrated balance sheet management strategy. The TMRO team within the RMO monitors Corporate Treasury’s execution of these responsibilities. The ALCO and the BRC approve the policies governing interest rate management and, along with the ERC, receive periodic updates. IRR measurement is reported monthly through the ALCO. Monthly IRR reporting includes exposure and historical trends relative to risk limit scenarios, impacts to a wide range of rate scenarios, and sensitivity tests of key assumptions. IRR reporting is provided to the BRC quarterly.

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

NII at risk measures the change in NII under alternate interest rate scenarios relative to Truist’s baseline scenario, which incorporates Truist’s current balance sheet and off-balance sheet hedges as well as expectations for new business over the forecast horizon. Truist’s baseline scenario relies on assumptions including expectations of the economy and interest rates – which are influenced by market conditions, new business volume, pricing, and client behavior. In measuring NII at risk, Truist assumes that changes in key factors, such as prepayments and deposit pricing (betas), largely move in line with those Truist has experienced in prior rate cycles. However, future behavior of key factors may vary from Truist’s assumptions. NII at risk measurement assumes, when applicable, that U.S. interest rates floor at zero and Truist does not take any balance sheet or hedging actions in response to the rate scenarios.

Truist evaluates a wide range of alternate scenarios including instantaneous and gradual as well as parallel and non-parallel changes in interest rates. The table below presents the estimated change to NII over the following 12 months for select parallel alternate scenarios, expressed as a percentage change relative to baseline NII. From December 31, 2024 to December 31, 2025, the Company’s net interest income sensitivity to changes in interest rates decreased. This change was primarily driven by the addition of interest rate hedging instruments executed as part of Truist’s ongoing interest rate risk management activities.

Table 30: Interest Sensitivity Simulation Analysis
	Dec 31, 2025	Dec 31, 2024
Up 200bps gradual change in interest rates	(0.9)%	1.1%
Up 50bps instantaneous change in interest rates	(0.1)	0.6
Down 50bps instantaneous change in interest rates	(0.2)	(0.8)
Down 200bps gradual change in interest rates	(0.3)	(2.1)

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

The identification and testing of key assumptions are influenced by market conditions and management’s views on key risks. The results of key assumption sensitivity tests are reported to the ALCO and the BRC at least quarterly. Key assumptions and their associated sensitivity tests are reviewed with the ALCO and the BRC at least annually.

Truist Financial Corporation 77

Market Risk - Trading Activities

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

Truist is also subject to risk-based capital guidelines for market risk under the Market Risk Rule. The Capital Markets Risk Management team within the RMO selects, calibrates and monitors compliance with key risk indicators and other risk measures, designed to establish risk-taking parameters for the trading desks within WB. The Capital Markets Risk Committee, ERC and BRC establish policies governing trading activities and receive regular updates to support the oversight of those activities.

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

Valuation policies and methodologies exist for all trading positions. Additionally, these positions are subject to independent price verification. Refer to the “Critical Accounting Policies” section in MD&A, “Note 18. Fair Value Disclosures,” and “Note 19. Derivative Financial Instruments” for discussion of valuation policies and methodologies.

Securitizations

As of December 31, 2025, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $94 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics, including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of December 31, 2025.

VaR-Based Measures

VaR measures the potential loss of a given position or portfolio of positions at a specified confidence level and time horizon. Truist utilizes a historical VaR methodology to measure and aggregate risks across its covered trading positions. The VaR calculation is based on a historical simulation approach and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. For Market Risk Rule purposes, the Company calculates VaR using a 10-day holding period and a 99% confidence level. Due to inherent limitations of the VaR methodology, such as the assumption that past market behavior is indicative of future market performance, VaR is only one of several tools we use to measure and manage market risk. Other tools used to manage market risk include stress testing, scenario analysis, and stop loss limits.

78 Truist Financial Corporation

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the years ended December 31, 2025 and 2024. Average VaR measures in the year ended December 31, 2025 were higher compared to the year ended December 31, 2024, primarily due to elevated market volatility in April 2025.

Table 31: VaR-based Measures
	Year Ended December 31,
	2025		2024
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$63	$15	$28	$12
Average	22	8	21	7
Minimum	9	4	12	4
Period-end	10	4	16	6
VaR by Risk Class:
Interest Rate Risk		4		6
Credit Spread Risk		3		6
Equity Price Risk		3		6
Foreign Exchange Risk		—		1
Portfolio Diversification		(6)		(12)
Period-end		4		6

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

Table 32: Stressed VaR-based Measures - 10 Day Holding Period
	Year Ended December 31,
(Dollars in millions)	2025	2024
Maximum	$287	$234
Average	120	145
Minimum	45	69
Period-end	52	105

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

Truist Financial Corporation 79

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there was one Company-wide VaR backtesting exception during the twelve months ended December 31, 2025. The backtesting exception was driven by tariff-related market volatility. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
Model Risk Oversight

The MRO is responsible for the independent model validation of all decision models, including trading market risk models. As part of ongoing monitoring efforts, the performance of all trading risk models is reviewed regularly to evaluate model performance with emerging developments in financial markets, assess evolving modeling approaches, and identify potential model enhancements.

Stress Testing

The Company uses a range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VaR and other risk limits reporting. The stress testing framework is designed to quantify the impact of extreme, but plausible, stress scenarios that could lead to large, unexpected losses. Stress tests include simulations for risk factor sensitivities, historical repeats, and hypothetical scenarios with varying liquidity horizons of key risk factors. All trading positions within each applicable market risk category (i.e., interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included in the Company’s stress testing framework. Management reviews stress testing scenarios and makes updates on an ongoing basis. Management also utilizes stress analyses to support the Company’s capital adequacy assessment standards. Refer to the “Capital” section in MD&A for additional discussion of capital adequacy.

Liquidity Risk

Liquidity risk is the risk that Truist will be unable, or that market participants may perceive Truist to be unable, to fund increases in its assets and meet its financial obligations at a reasonable cost and in a timely manner. Corporate Treasury is responsible for Truist’s Liquidity Risk Management as part of an integrated balance sheet management strategy, subject to the oversight of the TMRO team within the RMO. The ALCO, the BRC, and the Board approve the policies governing Liquidity Risk Management and, along with the ERC, receive periodic updates regarding the execution of the Liquidity Risk Management program.

Refer to the “Liquidity” section in MD&A for additional discussion.
80 Truist Financial Corporation

Strategic Risk

Strategic risk is the risk to earnings, capital, franchise value, stakeholder confidence, and human capital arising from ineffective strategy, inability to adapt to changes in the operating environment, adverse business decisions, or improper execution of strategic initiatives. Truist manages strategic risk through continuous monitoring of several key factors, including the Company’s earnings performance, human capital strength, capital adequacy, progress against strategic objectives, and external conditions such as market dynamics and client sentiment.

Strategic risk is managed by and the responsibility of the Corporate Finance & Strategy team, with governance through the Enterprise Strategy & Execution Committee. Independent oversight is provided by Strategic Risk Oversight within the RMO, with escalation through the Liquidity, Market, and Strategic Risk Committee to the ERC and, ultimately, the BRC.

Operational Risk

Operational risk is the risk of loss associated with external events or inadequate or failed internal processes, people, or systems. It includes legal risk, which is the risk of loss arising from defective transactions, litigation, claims, or the failure to adequately protect Company-owned assets. An operational loss occurs when an event results in a loss or reserve originating from operational risk. The Company executes business activities in diverse markets and relies on the ability of its teammates and systems to process a high number of transactions. Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business units and enterprise functions have primary responsibility and accountability for identifying, mitigating, and monitoring operational risks embedded in their business activities, including additional or increased risks created by economic and financial disruptions. Business continuity and disaster recovery planning are critical to effectively managing operational risks. Each business unit and enterprise function is required to develop, maintain, and test these plans at least annually to identify recovery activities that, if needed, can support mission critical functions, including technology, networks and data centers supporting client applications and business operations. While the Company strives to design processes to minimize operational risks, there is no absolute assurance that business disruptions or operational losses will not occur as a result of an external event or internal control breakdown. On an ongoing basis, management makes process changes and investments to enhance Truist’s systems of internal controls and business continuity and disaster recovery plans.

Model Risk

Model risk is the risk of adverse consequences to earnings, capital, compliance, operations, reputation, or client outcomes arising from decisions based on incorrect or misused model outputs. While model risk is not a primary risk type, Truist uses models for many purposes across our businesses, including the valuation of financial positions, estimation of credit losses, and the measurement of risk. Models also support activities such as pricing and profitability analysis, capital and liquidity planning, stress testing, scenario analysis, customer segmentation, fraud detection, marketing optimization, and strategic decision-making. Given their widespread use, model risk may adversely affect multiple risk areas, including credit, market, liquidity, and operational risks, among others. Models are managed by the applicable business units, which are responsible for their development, implementation, and use. Oversight of these activities is provided by the MRO, which is a component of the RMO. All models must meet pre-established validation criteria and undergo independent model testing prior to approval. Once models have been approved by the MRO, the applicable business units are responsible for the maintenance of an appropriate operating environment and must monitor and evaluate the performance of the models on a recurring basis. Models are updated in response to changes in portfolio composition, industry and economic conditions, technological capabilities, and other developments.

The MRO manages model risk through a suite of model governance and validation activities. The risk of each model is assessed and classified into risk tiers. Additionally, the MRO maintains an enterprise-wide model inventory containing relevant model lifecycle information. Regarding model validation, the MRO employs internal validation analysts and managers with relevant skill sets and expertise to conduct thorough reviews of model development, conceptual soundness, and implementation. On certain occasions, the MRO will also engage external parties to assist with validation efforts. Once in a production environment, the MRO assesses a model’s performance on a periodic basis through ongoing monitoring reviews. The MRO is also responsible for tracking issues that have been identified during model validation or through ongoing monitoring and engages with the applicable business unit to drive timely remediation. The MRO gauges model risk utilizing a collection of key risk indicators, which are periodically reported to relevant committees, including the Model Risk Management Committee and the ERC. The MRO also presents model risk topics to the BRC as necessary.

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

Refer to “Item 1C. Cybersecurity” for a discussion regarding Truist’s cybersecurity risk management, strategy, and governance.

Truist Financial Corporation 81

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

Truist recognizes the importance of maintaining accurate and reliable data and maintains a formal Data Risk Management program that is designed to mitigate risks related to data fidelity. Through active data risk monitoring and accuracy testing, Truist seeks to provide reasonable assurance regarding data-related processes, risks, and controls, as well as the quality and retention of key data used for operational, strategic, regulatory, and compliance purposes. Management and the Board provide oversight of the Data Risk Management program and receive regular updates from the RMO.

Truist’s AI program is foundationally based on the National Institute of Standards and Technology AI Risk Management Framework Core, which provides outcomes and actions that enable dialogue, understanding, and activities to manage AI risks and develop trustworthy AI systems. Oversight of Truist’s AI program is a regular focus of the Board, the BRC, and the BTC.

Compliance Risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules or other regulatory requirements (for example, the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice, or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Truist’s activities and functions. Truist recognizes that these compliance requirements are increasingly complex. Truist’s Compliance and Ethics Risk Management program provides independent oversight of first line of defense activities for compliance with the requirements applicable to the products and services provided by Truist through risk identification and evaluation, monitoring, and independent testing, among other activities. The program also oversees aspects of the Code of Ethics. The ERC and the BRC receive regular reporting from the program.

Financial Crimes Risk

Financial crimes risk is the risk of criminal charges, prosecutions, and penalties, as well as supervisory fines or supervisory actions due to noncompliance with applicable AML, sanctions, and anti-bribery/corruption laws and regulations. This includes the BSA, as amended, and its implementing regulations, Office of Foreign Assets Control prohibitions, and the Foreign Corrupt Practices Act. Key risks involve enforcement actions, monetary penalties, financial losses, reputational damage, and the risks related to mitigating money laundering, the financing of terrorism, engaging in prohibited activity with persons, entities, countries, and territories that are the subject of sanctions, and related illegal activities as required by applicable law. Truist’s AML Program provides risk identification, independent oversight of activities for compliance with BSA requirements, transaction monitoring, independent testing, issues management, training, and the creation and maintenance of compliance policies and procedures. Truist’s Financial Crimes Risk Management team is responsible for oversight of financial crimes risk. This team reports to the CRO and provides periodic updates to the ERC, the BRC, and the Board. The Board approves the appointment of the chief officer in charge of the AML Program, which includes a review of the AML policy on an annual basis.

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

82 Truist Financial Corporation

Truist has a liquidity risk management process designed to identify, measure, and monitor key liquidity risks to assess whether Truist is operating within its liquidity risk appetite. The liquidity risk appetite is outlined using a qualitative statement and more granular detailed risk appetite statements aligned to Truist’s risk taxonomy. Risk statements form the basis for aligning risk appetite with risk management goals and strategy. Using the risk appetite statements, key risk indicators are developed that represent quantitative metrics which measure current risk exposure relative to Truist’s risk appetite, which help the Board oversee and management monitor liquidity risk-taking activity. Truist’s key risk indicators are designed to support the following objectives:

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

Contingency Funding Plan

Truist has a contingency funding plan designed to address ongoing obligations and commitments, particularly in the event of a liquidity contraction. This plan is designed to examine and quantify the organization’s liquidity under the various internal liquidity stress scenarios and is periodically tested to assess the plan’s reliability. Additionally, the plan provides a framework for management and other teammates to follow in the event of a liquidity contraction or in anticipation of such an event. The plan addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction. On a quarterly basis, Truist conducts testing of market access for alternative sources of funds (e.g., FRB, discount window, standing repo facility, etc.) to test operational readiness. On a periodic basis, Truist conducts a tabletop test of the Contingency Funding Plan to assess reliability of the plan during liquidity stress events and to simulate the operational elements of the plan such as communications, coordination, and decision-making.

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfies operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. Truist held average weighted eligible HQLA of $91.7 billion and Truist’s average LCR was 111% for the three months ended December 31, 2025.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At December 31, 2025, Truist was compliant with this requirement.

Sources of Funds

Truist funds its balance sheet through diverse sources of funding, including client deposits, secured and unsecured capital markets funding, and shareholders’ equity. Truist Bank’s primary source of funding is client deposits. Continued access to client deposits is highly dependent on public confidence in the stability of Truist Bank and its ability to return funds to clients when requested.

Truist Financial Corporation 83

Truist Bank maintains a number of diverse funding sources to meet its liquidity requirements. These sources include unsecured borrowings from the capital markets through the issuance of senior or subordinated bank notes, institutional CDs, overnight and term Federal funds markets, and retail brokered CDs. Truist Bank also maintains access to secured borrowing sources, including FHLB advances, repurchase agreements, and the Federal Reserve discount window. Available investment securities could be pledged to create additional secured borrowing capacity. The following table presents a summary of Truist Bank’s available secured borrowing capacity and eligible cash at the Federal Reserve:

Table 33: Selected Liquidity Sources
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Unused borrowing capacity:
Federal Reserve	$84,160	$72,040
FHLB	23,464	31,411
Available investment securities (at fair value)	70,150	68,212
Available secured borrowing capacity	177,774	171,663
Eligible cash at the Federal Reserve	29,973	33,717
Total	$207,747	$205,380

At December 31, 2025, Truist Bank’s available secured borrowing capacity represented approximately 4.8 times the amount of wholesale funding maturities in one year or less.

As of December 31, 2025, the Company had $1.3 billion in obligations to purchase goods or services that are enforceable and legally binding. Many of the purchase obligations have terms that are not fixed and determinable and are included in the total amount of obligations based upon the estimated timing and amount of payment. In addition, certain of the purchase agreements contain clauses that would allow Truist to cancel the agreement with specified notice; however, that impact is not included in determining the total amount of obligations. Refer to “Note 9. Other Assets and Liabilities,” “Note 11. Borrowings,” and “Note 16. Commitments and Contingencies” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Parent Company

The Parent Company serves as the primary source of capital for its operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, and advances to subsidiaries, including notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, payments on and, from time to time, potential repurchases or redemptions of a portion of an outstanding tranche of long-term debt of the Parent Company (as may be permitted by the terms of each respective series), and the redemption of preferred stock. Refer to “Note 22. Parent Company Financial Information” for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank, and being able to withstand sustained market disruptions that could limit access to the capital markets. At December 31, 2025, the Parent Company held cash on hand to meet these requirements.

Credit Ratings

Credit ratings are forward-looking opinions of rating agencies as to the Company’s ability to meet its financial commitments and repay its securities and obligations in accordance with their terms of issuance. Credit ratings influence both borrowing costs and access to the capital markets. The Company’s credit ratings are continuously monitored by the rating agencies and are subject to change at any time. As Truist seeks to maintain high quality credit ratings, management meets with the major rating agencies on a regular basis to provide financial and business updates and to discuss current outlooks and trends.

84 Truist Financial Corporation

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of December 31, 2025:

Table 34: Credit Ratings of Truist Financial Corporation and Truist Bank
	Moody’s	S&P	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	Baa1	A- / A-2	A / F1	AAL / R-1M
Senior unsecured	Baa1	A-	A-	AAL
Subordinated	Baa1	BBB+	BBB+	AH
Preferred stock	Baa3(hyb)	BBB-	BBB-	AL
Truist Bank:
Issuer	A3	A / A-1	A / F1	AA / R-1H
Senior unsecured	A3	A	A	AA
Deposits	A1 / P-1	NA	A+ / F1	AA
Subordinated	A3	A-	A-	AAL
Ratings outlook:
Credit trend	Stable	Stable	Stable	Stable

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. Truist’s principal goals related to the maintenance of capital are to provide adequate capital to support Truist’s risk profile consistent with the Board-approved risk appetite; provide financial flexibility to support future growth and client needs; comply with relevant laws, regulations, and supervisory guidance; achieve optimal credit ratings for Truist; for the Parent Company to remain a source of strength for the Parent Company’s subsidiaries; and provide a competitive return to shareholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital, and Total capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s objective is to maintain capital at levels that are in excess of internal capital limits, which are above the regulatory “well-capitalized” minimums. Truist also regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management has implemented internal stress capital ratio minimums that serve as limits which are measured under internally-developed stress testing scenarios to evaluate whether capital ratios calculated under hypothetical stress, and after the effect of alternative capital actions, are likely to remain above internal stressed minimums. Breaches of internal capital limits, or projected breaches of internal stress capital ratio minimums under hypothetical stress, result in the activation of Truist’s capital contingency plan.

Table 35: Capital Requirements
	Minimum Capital	Well-Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects an SCB requirement of 2.5% applicable to Truist as of December 31, 2025. Truist’s SCB requirement, received in the 2025 CCAR process, is effective from October 1, 2025 to September 30, 2027.

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

Management intends to maintain capital at Truist Bank at levels that exceed the minimum capital plus CCB. This will also result in Truist Bank being “well-capitalized” for regulatory purposes. The CCB is a regulatory requirement for banks to hold a specific amount of capital in addition to the minimum capital requirements. Truist Bank’s CCB is 2.5% of its risk-weighted assets.

Management’s capital deployment plan is to focus on (i) organic growth, (ii) dividends, (iii) share repurchases, and (iv) strategic opportunities and acquisitions.
Truist Financial Corporation 85

Truist Bank’s capital ratios are presented in the following table:

Table 36: Capital Ratios - Truist Bank
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Risk-based:
CET1	11.8%	12.6%
Tier 1 capital	11.8	12.6
Total capital	13.3	14.3
Leverage ratio	9.8	10.1
Supplementary leverage ratio	8.2	8.5
Risk-weighted assets	$434,977	$407,778
The Parent Company’s capital ratios are presented in the following table:

Table 37: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Risk-based:
CET1	10.8%	11.5%
Tier 1 capital	11.9	12.9
Total capital	13.8	15.0
Leverage ratio	10.0	10.5
Supplementary leverage ratio	8.3	8.8
Risk-weighted assets	$443,257	$418,337

Truist’s CET1 ratio was 10.8% as of December 31, 2025, down 70 basis points since December 31, 2024 as capital returned to shareholders and an increase in risk-weighted assets outpaced current year earnings.

Truist paid $2.7 billion in common stock dividends, or $2.08 per share, during 2025 and $2.8 billion, or $2.08 per share, during 2024. Truist repurchased $2.5 billion and $1.0 billion in common stock during 2025 and 2024, respectively. In early 2026, Truist declared common dividends of $0.52 per share for the first quarter of 2026.

In December 2025, Truist announced that the Board authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority, as part of Truist’s overall capital distribution strategy.

86 Truist Financial Corporation

Non-GAAP Financial Measures

Tangible common equity, average tangible common equity, and related measures, including ROTCE and TBVPS, are non-GAAP measures that exclude the impact of intangible assets, net of deferred taxes, and their related amortization and impairment charges. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses these measures to assess profitability, returns relative to balance sheet risk, and shareholder value. These measures should not be considered in isolation or as a substitute for the related GAAP financial measures presented in this report and are not necessarily comparable to similar non-GAAP financial measures that may be presented by other companies. The following tables reconcile each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Table 38: Reconciliation of ROTCE
		Year Ended December 31,
(Dollars in millions)		2025	2024	2023
Calculation of tangible net income available to common shareholders:
Net income available to common shareholders	(a)	$4,974	$4,469	$(1,452)
Goodwill impairment		—	—	6,078
Amortization of intangibles		290	345	527
Applicable income taxes related to amortization of intangibles(1)		(69)	(65)	(125)
Tangible net income available to common shareholders	(b)	$5,195	$4,749	$5,028

Calculation of average tangible common shareholders’ equity:
Average common shareholders’ equity	(c)	$58,902	$55,876	$56,306
Average intangible assets		(18,560)	(20,636)	(30,441)
Applicable deferred taxes related to intangible assets(1)		416	550	790
Average tangible common shareholders’ equity	(d)	$40,758	$35,790	$26,655

Return on average common shareholders’ equity	(a)/(c)	8.4%	8.0%	(2.6)%
ROTCE	(b)/(d)	12.7	13.3	18.9
(1)Calculated using the applicable marginal tax rate.

Table 39: Reconciliation of Tangible Common Equity
(Dollars in millions, except per share data, shares in thousands)		Dec 31, 2025	Dec 31, 2024
Calculation of period end tangible common equity:
Total shareholders’ equity		$65,189	$63,679
Preferred stock		(4,916)	(5,907)
Common shareholders’ equity	(a)	$60,273	$57,772
Intangible assets		(18,416)	(18,702)
Applicable deferred taxes related to intangible assets(1)		407	428
Tangible common equity	(b)	$42,264	$39,498

Common shares outstanding at end of period	(c)	1,262,470	1,315,936

Common shareholders’ equity per common share	(a)/(c)	$47.74	$43.90
TBVPS	(b)/(c)	33.48	30.01
(1)Calculated using the applicable marginal tax rate.

Truist Financial Corporation 87

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income. Refer to “Note 1. Basis of Presentation” for additional discussion regarding reclassifications.

Critical Accounting Policies

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position or consolidated results of operations and related disclosures. Understanding Truist’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, Truist’s significant accounting policies and the effects of new accounting pronouncements are discussed in detail in “Note 1. Basis of Presentation.”

The following is a summary of Truist’s critical accounting policies that are highly dependent on estimates, assumptions, and judgments. These critical accounting policies are reviewed with the Audit Committee of the Board on a periodic basis.

Allowance for Credit Losses (ACL)

Truist’s ACL represents management’s best estimate of expected future credit losses related to the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgment. The ACL estimation process includes both quantitatively calculated components as well as qualitative components. Quantitative models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. Certain loans or leases that do not have similar risk characteristics are individually evaluated when establishing an allowance for expected credit losses. The macroeconomic forecast data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period, the models gradually revert to long-term historical loss conditions over a one-year period. As a means of addressing uncertainty related to future economic conditions, the quantitative allowance components include an adjustment that reflects model outputs calculated using a range of potential future economic conditions. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or to capture the losses expected at the balance sheet date.

The qualitative components of the ACL incorporate management’s judgment in determining adjustments where model outputs are inconsistent with management’s expectations of expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to current economic conditions, as well as considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

Management considers a range of macroeconomic forecast data in the allowance estimation process. Under the range of scenarios considered as of December 31, 2025, use of the Company’s pessimistic scenario would have resulted in an increase to the modeled allowance results of approximately $2.4 billion. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.

The methodology used to determine an estimate of the reserve for unfunded commitments (RUFC) is similar to that used to determine the funded component of the ALLL and is measured over the period for which there is a contractual obligation to extend credit that is not unconditionally cancellable. The RUFC is adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. A detailed discussion of the methodology used in determining the ACL is included in “Note 1. Basis of Presentation.”

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

88 Truist Financial Corporation

Investment Securities

Truist generally utilizes a third-party pricing service in determining the fair value of its AFS investment securities. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads, and broker quotes. Management performs procedures to evaluate the fair values provided by the third-party service provider. These procedures, which are performed independently of the responsible business unit, include comparison of pricing information received from the third-party pricing service to other third-party pricing sources, review of additional information provided by the third-party pricing service and other third-party sources for selected securities, and back-testing to compare the price realized on security sales to the daily pricing information received from the third-party pricing service. When market observable data is not available, which generally occurs due to the lack of liquidity or inactive markets for certain securities, the valuation of the security is subjective and may involve substantial judgment by management to reflect unobservable input assumptions.

Mortgage Servicing Rights

Residential MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, Truist estimates the fair value of residential MSRs using a valuation model to project residential MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. Truist periodically reassesses and adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the residential MSR asset.

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

Trading Assets and Liabilities

Fair value measurements for trading securities and securities sold short are derived from observable market-based information, including overall market conditions, recent trades, comparable securities, broker quotes, and FINRA’s Trade Reporting and Compliance Engine data. Security prices are also validated through actual cash settlement upon the sale of a security. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models that reflect assumptions consistent with those that would be used by a market participant in estimating fair value. Refer to “Note 18. Fair Value Disclosures” for further information about the Company’s trading securities and securities sold short.

Truist elects to measure certain loans at fair value when such reporting aligns with the underlying business purpose. Trading loans include loans held in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans and loans made or acquired in connection with the Company’s TRS business. Trading loans are valued by a third-party pricing service primarily using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Refer to “Note 18. Fair Value Disclosures” for further information on the Company’s trading loans and other trading liabilities. Refer to “Note 16. Commitments and Contingencies,” and “Note 19. Derivative Financial Instruments,” for further discussion of the Company’s TRS business.

Derivative Assets and Liabilities

Truist uses derivatives to manage various financial risks and in a dealer capacity to facilitate client transactions. The fair values of derivative financial instruments are determined based on quoted market prices and internal pricing models that use market observable data for interest rates, foreign exchange, equity, and credit. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that Truist does not expect to fund and includes the value attributable to the net servicing fee. Refer to “Note 18. Fair Value Disclosures” for information on the significant inputs used to value derivatives, as well as how such values are impacted by changes in those inputs.

Truist Financial Corporation 89

Goodwill and Other Intangible Assets

The acquisition method of accounting requires that assets acquired and liabilities assumed in business combinations are recorded at their fair values. This often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of definite-lived intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Business combinations also typically result in goodwill, which is subject to ongoing periodic impairment testing based on the fair values of the reporting units to which the acquired goodwill relates. Refer to “Note 1. Basis of Presentation” for a description of the impairment testing process.

The Company’s three reporting units with goodwill balances are CSBB, WB excluding Wealth, and Wealth. Management performs a goodwill impairment analysis on an annual basis as of October 1st, or more often if events or circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. For its annual impairment review, Truist performed a quantitative test of each of its reporting units. The quantitative impairment test estimates the fair value of the reporting units using the income approach and a market-based approach, weighted 50% and 50%, respectively. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, applicable valuation multiples based on the comparable public company information, and guideline transactions, when applicable. The income approach utilizes a discounted cash flow analysis of multi-year financial forecasts developed for each reporting unit by considering several inputs and assumptions such as net interest income, expected credit losses, noninterest income, noninterest expense, and required capital. The market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

Truist also assesses the reasonableness of the aggregate estimated fair value of the reporting units by comparison to its market capitalization over a reasonable period of time, including consideration of expected acquirer expense synergies, historic bank control premiums, and the current market.

The projection of net interest income is the most significant input to the financial projections of the CSBB and WB reporting units, while noninterest income is the most significant input to the financial projections of the Wealth reporting unit. The long-term growth rate used in determining the terminal value of each reporting unit was 3% as of October 1, 2025, based on management’s assessment of the minimum expected terminal growth rate of each reporting unit. Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on risks related to the projected cash flows of each reporting unit.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The valuation of the WB reporting unit as of October 1, 2025 indicated that if the discount rate increased 100 basis points, with other cash flow assumptions unchanged, the reporting unit’s fair value would be less than its carrying value, indicating a goodwill impairment under the income approach. Ultimately, adverse performance in relation to management’s projections or potential future changes in management’s assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, changes in the underlying makeup of the reporting unit, or changes in the risk profile of the reporting unit, which could impact whether the fair value of a reporting unit is less than its carrying value.

Refer to “Note 1. Basis of Presentation” and “Note 7. Goodwill and Other Intangible Assets” for additional goodwill information.

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

90 Truist Financial Corporation

Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. The Company regularly evaluates the ability to realize DTAs, recognizing a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. Truist currently maintains a valuation allowance for certain state carryforwards. Refer to “Note 1. Basis of Presentation” and “Note 14. Income Taxes” for additional income tax information.

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

Management also considered the sensitivity that changes in the expected return on plan assets and the discount rate would have on pension expense. For the Company’s qualified plans, a decrease of 50 basis points in the discount rate would result in additional pension expense of approximately $20 million for 2026, while a decrease of 50 basis points in the expected return on plan assets would result in an increase of approximately $79 million in pension expense for 2026. These estimates reflect the sensitivity of certain factors considered in calculation of pension expense but does not consider all factors that could increase or decrease estimates calculated.

Refer to “Note 15. Benefit Plans” for disclosures related to the benefit plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the “Market Risk” section in MD&A for additional information, which is incorporated by reference into this item.
Truist Financial Corporation 91

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Truist Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Truist Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

92 Truist Financial Corporation

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

Allowance for Credit Losses for Certain Commercial, Consumer, and Credit Card Portfolios

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) represents management’s best estimate of expected future credit losses related to loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company’s consolidated ACL balance was $5.3 billion as of December 31, 2025, including allowance for loan and lease losses of $2.0 billion for commercial portfolios, $2.6 billion for consumer portfolios, and $0.4 billion for credit card. As disclosed by management, estimates of expected future loan and lease losses are determined by using statistical models and management’s judgment. The ACL estimation process includes both quantitatively calculated components as well as qualitative components. Quantitative models are designed to forecast probability of default, exposure at default, and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied to pools of loans with similar risk characteristics. The macroeconomic forecast data used in the quantitative models is based on forecasted variables for a reasonable and supportable period. The qualitative components of the ACL incorporate management’s judgment in determining adjustments where model outputs are inconsistent with management’s expectations of expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to current economic conditions, as well as considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 24, 2026

We have served as the Company’s auditor since 2002.
Truist Financial Corporation 93

CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Dec 31, 2025	Dec 31, 2024
Assets
Cash and due from banks	$4,967	$5,793
Interest-bearing deposits with banks	31,410	33,975
Securities borrowed or purchased under agreements to resell	3,200	2,550
Trading assets at fair value	5,790	5,100
AFS securities at fair value	65,042	67,464
HTM securities (fair value of $39,130 and $40,286, respectively)	47,186	50,640
LHFS (including $1,622 and $1,233 at fair value, respectively)	1,883	1,388
Loans and leases (including $11 and $13 at fair value, respectively)	328,595	306,383
ALLL	(5,030)	(4,857)
Loans and leases, net of ALLL	323,565	301,526
Premises and equipment	3,172	3,225
Goodwill	17,125	17,125
CDI and other intangible assets	1,256	1,550
Loan servicing rights at fair value	3,972	3,708
Other assets (including $1,725 and $1,271 at fair value, respectively)	38,970	37,132
Total assets	$547,538	$531,176
Liabilities
Noninterest-bearing deposits	$105,092	$107,451
Interest-bearing deposits (including $639 and $192 at fair value, respectively)	295,306	283,073
Short-term borrowings (including $2,394 and $1,896 at fair value, respectively)	27,839	29,205
Long-term debt	41,963	34,956
Other liabilities (including $1,797 and $2,286 at fair value, respectively)	12,149	12,812
Total liabilities	482,349	467,497
Shareholders’ Equity
Preferred stock	4,916	5,907
Common stock, $5 par value	6,312	6,580
Additional paid-in capital	33,663	35,628
Retained earnings	26,067	23,777
AOCI, net of deferred income taxes	(5,769)	(8,213)
Total shareholders’ equity	65,189	63,679
Total liabilities and shareholders’ equity	$547,538	$531,176
Common shares outstanding	1,262,470	1,315,936
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	176	216
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
94 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, except per share data, shares in thousands)	Year Ended December 31,
	2025	2024	2023
Interest Income
Interest and fees on loans and leases	$18,744	$19,230	$19,518
Interest on securities	3,773	3,506	3,066
Interest on other earning assets	2,025	2,330	1,868
Total interest income	24,542	25,066	24,452
Interest Expense
Interest on deposits	7,048	7,849	6,427
Interest on long-term debt	1,844	1,813	2,215
Interest on other borrowings	1,227	1,313	1,286
Total interest expense	10,119	10,975	9,928
Net Interest Income	14,423	14,091	14,524
Provision for credit losses	1,894	1,870	2,109
Net Interest Income After Provision for Credit Losses	12,529	12,221	12,415
Noninterest Income
Wealth management income	1,431	1,412	1,358
Card and treasury management fees	1,360	1,311	1,316
Investment banking and trading income	1,136	1,203	822
Other deposit revenue	471	511	493
Mortgage banking income	452	432	437
Lending related fees	395	366	447
Securities gains (losses)	(19)	(6,651)	—
Other income	670	603	625
Total noninterest income	5,896	(813)	5,498
Noninterest Expense
Personnel expense	6,848	6,587	6,765
Professional fees and outside processing	1,420	1,342	1,194
Software expense	936	896	868
Net occupancy expense	710	695	732
Equipment expense	351	373	381
Marketing and customer development	299	268	260
Amortization of intangibles	290	345	395
Regulatory costs	163	344	824
Goodwill impairment	—	—	6,078
Other expense	1,059	1,159	1,181
Total noninterest expense	12,076	12,009	18,678
Earnings
Income (loss) before income taxes	6,349	(601)	(765)
Provision (benefit) for income taxes	1,042	(556)	738
Net income (loss) from continuing operations	5,307	(45)	(1,503)
Net income from discontinued operations	—	4,885	456
Net income (loss)	5,307	4,840	(1,047)
Noncontrolling interests from discontinued operations	—	22	44
Preferred stock dividends and other	333	349	361
Net income (loss) available to common shareholders	$4,974	$4,469	$(1,452)
Basic EPS from continuing operations	$3.87	$(0.30)	$(1.40)
Basic EPS	3.87	3.36	(1.09)
Diluted EPS from continuing operations	3.82	(0.30)	(1.40)
Diluted EPS	3.82	3.36	(1.09)
Basic weighted average shares outstanding	1,286,788	1,331,087	1,331,963
Diluted weighted average shares outstanding	1,302,700	1,331,087	1,331,963

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 95

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$5,307	$4,840	$(1,047)
OCI, net of tax:
Net change in net pension and postretirement costs	267	431	456
Net change in cash flow hedges	688	(561)	(222)
Net change in AFS securities	1,267	4,205	617
Net change in HTM securities	216	222	241
Other, net	6	(4)	3
Total OCI, net of tax	2,444	4,293	1,095
Total comprehensive income	$7,751	$9,133	$48
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$82	$133	$138
Net change in cash flow hedges	212	(174)	(69)
Net change in AFS securities	380	1,294	155
Net change in HTM securities	60	66	65
Other, net	1	1	—
Total income taxes related to OCI	$735	$1,320	$289

The accompanying notes are an integral part of these consolidated financial statements.
96 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2023	1,326,829	$6,673	$6,634	$34,544	$26,264	$(13,601)	$23	$60,537
Net income (loss)	—	—	—	—	(1,091)	—	44	(1,047)
OCI	—	—	—	—	—	1,095	—	1,095
Received in connection with TIH minority stake sale, net	—	—	—	1,317	—	—	96	1,413
Issued in connection with equity awards, net	6,914	—	35	(4)	(9)	—	—	22
Cash dividends declared on common stock	—	—	—	—	(2,770)	—	—	(2,770)
Cash dividends declared on preferred stock	—	—	—	—	(361)	—	—	(361)
Equity-based compensation expense	—	—	—	320	—	—	—	320
Other, net	—	—	—	—	55	—	(11)	44
Balance, December 31, 2023	1,333,743	6,673	6,669	36,177	22,088	(12,506)	152	59,253
Net income	—	—	—	—	4,818	—	22	4,840
OCI	—	—	—	—	—	4,293	—	4,293
Issued in connection with equity awards, net	5,590	—	28	(27)	(10)	—	—	(9)
Repurchase of common stock, including excise tax	(23,397)	—	(117)	(891)	—	—	—	(1,008)
Redemption of preferred stock	—	(766)	—	—	16	—	—	(750)
Cash dividends declared on common stock	—	—	—	—	(2,770)	—	—	(2,770)
Cash dividends declared on preferred stock	—	—	—	—	(365)	—	—	(365)
Equity-based compensation expense	—	—	—	292	—	—	—	292
Sale of remaining stake in TIH	—	—	—	—	—	—	(190)	(190)
Other, net	—	—	—	77	—	—	16	93
Balance, December 31, 2024	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$—	$63,679
Net income	—	—	—	—	5,307	—	—	5,307
OCI	—	—	—	—	—	2,444	—	2,444
Issued in connection with equity awards, net	6,011	—	30	(57)	(12)	—	—	(39)
Repurchase of common stock, including excise tax	(59,477)	—	(298)	(2,225)	—	—	—	(2,523)
Redemption of preferred stock	—	(991)	—	—	(9)	—	—	(1,000)
Cash dividends declared on common stock	—	—	—	—	(2,672)	—	—	(2,672)
Cash dividends declared on preferred stock	—	—	—	—	(324)	—	—	(324)
Equity-based compensation expense	—	—	—	317	—	—	—	317
Balance, December 31, 2025	1,262,470	$4,916	$6,312	$33,663	$26,067	$(5,769)	$—	$65,189

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 97

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

(Dollars in millions)	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$5,307	$4,840	$(1,047)
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,894	1,870	2,109
Depreciation	547	613	688
Amortization of intangibles	290	366	527
Goodwill impairment	—	—	6,078
Securities (gains) losses	19	6,651	—
Gain on sale of TIH, net of tax	—	(4,841)	—
Net change in operating assets and liabilities:
LHFS	(389)	(381)	213
Pension asset	(682)	(675)	(2,024)
Derivative assets and liabilities	(787)	(587)	409
Trading assets	(690)	(768)	573
Investments in affordable housing projects and other qualified tax credits	(267)	(1,028)	(884)
Other assets and other liabilities	(35)	(4,715)	1,984
Other, net	532	819	5
Net cash flows from operating activities	5,739	2,164	8,631
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	2,719	27,643	21
Proceeds from maturities, calls and paydowns of AFS securities	16,457	14,907	10,009
Purchases of AFS securities	(14,475)	(44,741)	(4,230)
Proceeds from maturities, calls and paydowns of HTM securities	3,748	3,774	3,934
Originations of loans and leases, net of principal collected	(23,780)	4,787	7,300
Purchases of loans and leases	(892)	(1,317)	(301)
Sales of loans and leases	615	708	5,203
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(650)	(172)	803
Net cash received (paid) for asset acquisitions, business combinations, and divestitures	—	12,174	(17)
Other, net	(1,505)	835	136
Net cash flows from investing activities	(17,763)	18,598	22,858
Cash Flows From Financing Activities:
Net change in deposits	9,874	(6,883)	(17,630)
Net change in short-term borrowings	(1,345)	4,359	1,397
Proceeds from issuance of long-term debt	69,755	22,799	50,943
Repayment of long-term debt	(63,084)	(26,797)	(55,018)
Repurchase of common stock	(2,500)	(1,000)	—
Redemption of preferred stock	(1,000)	(750)	—
Cash dividends paid on common stock	(2,672)	(2,770)	(2,770)
Cash dividends paid on preferred stock	(324)	(365)	(361)
Net cash received (paid) for hedge unwinds	—	(207)	(737)
Net cash from TIH minority stake sale	—	—	1,922
Other, net	(71)	(24)	(12)
Net cash flows from financing activities	8,633	(11,638)	(22,266)
Net Change in Cash and Cash Equivalents	(3,391)	9,124	9,223
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	39,768	30,644	21,421
Cash and Cash Equivalents of Continuing and Discontinued Operations, December 31	$36,377	$39,768	$30,644
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$10,073	$11,340	$9,138
Income taxes	192	830	780
Noncash investing activities:
Transfer of loans HFI to LHFS	750	600	5,219
(1)For the years ended December 31, 2024 and 2023, cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Consolidated Statements of Cash Flows. The cash balances of these operations were reported as assets of discontinued operations on the Consolidated Balance Sheets prior to the sale of TIH. Refer to “Note 2. Discontinued Operations” for additional information related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.
98 Truist Financial Corporation

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

Truist Bank, the largest subsidiary of Truist Financial Corporation, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Truist Bank is one of the 10 largest commercial banks in the U.S. and provides banking and trust services for clients through 1,927 branches as of December 31, 2025, and through its digital platform.

Truist operates and measures business activity across two business segments: Consumer and Small Business Banking and Wholesale Banking. Refer to “Note 21. Operating Segments” for additional information on the Company’s business segments.

During 2024, the Company entered into an agreement and completed the sale of TIH. The operations of TIH are included in discontinued operations. The footnote disclosures included herein are presented on a continuing operations basis, unless otherwise noted. Refer to “Note 2. Discontinued Operations” for additional information on the sale of TIH.

General

Refer to the Glossary of Defined Terms at the beginning of this report for terms used herein. The accounting and reporting policies applied by Truist are in accordance with GAAP and Regulation S-X and conform to the guidelines prescribed by regulatory authorities. The following is a summary of significant accounting policies.

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

Investments in VIEs are evaluated to determine if Truist is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to Truist’s obligation to absorb losses or receive residual returns of the entity. When there are changes in facts and circumstances, Truist re-assesses whether it is a primary beneficiary of a VIE. Truist has variable interests in certain entities that are not required to be consolidated. Refer to “Note 16. Commitments and Contingencies” for additional disclosures regarding Truist’s investments in VIEs.

Investments in entities for which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. These investments are included in Other assets in the Consolidated Balance Sheets at cost, adjusted to reflect the Company’s portion of income, loss, or dividends of the investee. Truist records its portion of income or loss in Other noninterest income in the Consolidated Statements of Income. These investments are periodically evaluated for impairment.

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

Truist Financial Corporation 99

Effective January 1, 2025, the Company’s deposit net intersegment interest income and expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results were revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $459 million and $191 million for the years ended December 31, 2024 and 2023, respectively, with off-setting increases in OT&C net interest income. For the same reason, WB net interest income decreased $164 million and $247 million for the years ended December 31, 2024 and 2023, respectively, with off-setting increases in OT&C net interest income.

Effective December 31, 2025, Truist reclassified treasury management fees to Card and treasury management fees (previously named ‘Card and payment related fees’) from Other deposit revenue (previously named ‘Service charges on deposits’), Operating lease income and Operating lease depreciation into Other income and Other expense, respectively, and the underlying activities of Restructuring charges, which were previously reported as a separate financial statement caption, to their natural expense categories of Personnel, Net occupancy, Professional fees and outside processing, and Other expense. Prior period balances have been conformed to current period presentation.

Refer to “Note 21. Operating Segments” for information related to Truist’s operating segments and “Note 2. Discontinued Operations” for information related to TIH.

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

Discontinued Operations

The Company classifies assets and liabilities associated with discontinued operations as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to occur within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. An asset or business that meets the criteria for held for sale classification is reported as discontinued operations when the disposal represents a strategic shift that has had or will have a major effect on the Company’s operating results. Assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets commencing in the period in which the asset or business meets all of the held for sale criteria described above. Net income from discontinued operations, net of tax, is separately reported in the Consolidated Statements of Income commencing in the period in which the asset or business meets all of the held for sale criteria described above, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell.

Refer to “Note 2. Discontinued Operations” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks that have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. Restricted cash was immaterial at December 31, 2025 and 2024.

Securities Financing Activities

Securities borrowed or purchased under agreements to resell are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were borrowed or purchased.

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold within Short-term borrowings in the Consolidated Balance Sheets. The Company monitors collateral values daily and pledges collateral as warranted under the respective agreements.
100 Truist Financial Corporation

Trading Activities

Various trading assets and liabilities are used to accommodate the investment and risk management activities of the Company’s clients. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative contracts, and other similar financial instruments. The Company elects to apply fair value accounting to trading loans. Trading loans include: (i) loans held in connection with the Company’s trading business primarily consisting of commercial and corporate leveraged loans; (ii) certain SBA loans guaranteed by the U.S. government; and (iii) loans made or acquired in connection with the Company’s TRS business. Other trading-related activities include acting as a market maker for certain debt and equity security transactions, derivative instrument transactions, and foreign exchange transactions. Trading assets and liabilities are measured at fair value with changes in fair value recognized within Noninterest income in the Company’s Consolidated Statements of Income. Interest income on trading account securities is included in Interest on other earning assets. Refer to “Note 16. Commitments and Contingencies” and “Note 18. Fair Value Disclosures” for additional information on the Company’s trading activities.

Investment Securities

The Company invests in various debt securities primarily for liquidity management purposes and as part of the overall ALM process to optimize income and market performance. Investments in debt securities that are not held for trading purposes are classified as HTM or AFS.

Interest income on securities is recognized in income on an accrual basis. Premiums, discounts, and fair value hedge accounting adjustments are recorded as an adjustment to the carrying amount of the related security or portfolio of securities. Adjustments to the carrying amount are amortized into interest income using the effective interest method over the contractual life of the security. As prepayments are received, a proportionate amount of the related premium or discount is recognized in income so that the effective interest rate on the remaining portion of the security continues unchanged.

Debt securities are classified as HTM when Truist has both the intent and ability to hold the securities to maturity. HTM securities are reported on an amortized cost basis. AFS securities are reported at estimated fair value, with unrealized gains and losses reported in AOCI, net of deferred income taxes, in the Shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of AFS securities are determined by specific identification and are included in noninterest income.

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. AFS debt securities in an unrealized loss position are evaluated at the balance sheet date to determine whether such losses are credit-related. As applicable, credit-related losses are measured on an individual basis and recognized in the ACL in the Consolidated Balance Sheets and in the Provision for credit losses in the Consolidated Statements of Income. Municipal securities are evaluated for impairment using a municipal bond credit scoring tool that leverages historical municipal market data to estimate probability of default and loss given default at the issuer level. U.S. Treasury securities, government guaranteed securities, and other securities issued by GSEs are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by rating agencies, have a long history of no credit losses, and as a result, Truist has not historically recognized credit losses on such securities. Cash flow modeling incorporates a variety of factors that impact the long-term expectation of collateral performance. Impairment is attributable to factors other than credit when there continues to be an expectation of the collection of all contractual principal and interest.

Equity Securities

Equity securities that are not classified as trading assets or liabilities are recorded in Other assets on the Company’s Consolidated Balance Sheets. Equity securities with readily determinable fair values are considered marketable and measured at fair value, with changes in the fair value recognized in Other noninterest income or Investment banking and trading income in the Company’s Consolidated Statements of Income. Marketable equity securities include mutual fund investments and other publicly traded equity securities. Dividends received from marketable equity securities and FHLB stock are recognized in Interest income in the Consolidated Statements of Income. Equity securities that are not accounted for under the equity method and that do not have readily determinable fair values are considered non-marketable and are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments to the carrying value of these non-marketable equity securities are recognized in Other noninterest income in the Company’s Consolidated Statements of Income. Non-marketable equity securities include FHLB stock and other equity investments. Refer to “Note 18. Fair Value Disclosures” for additional information on the Company’s equity securities.

Truist Financial Corporation 101

LHFS

LHFS includes primarily residential mortgage and commercial mortgage loans and leases that management intends to sell in the secondary market and other loans that management has an active plan to sell. LHFS also includes specifically identified loans and leases where management has committed to a formal plan of sale and the loans are available for immediate sale.

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

First lien residential mortgage LHFS are transferred in conjunction with GNMA and GSE securitization transactions, whereby the loans are exchanged for cash or securities that are readily redeemable for cash with servicing rights retained. Net gains and losses on the sale of residential mortgage LHFS are recorded at inception of the associated interest rate lock commitments and reflect the change in value of the loans resulting from changes in interest rates from the time the Company enters into interest rate lock commitments with borrowers until the loans are sold, adjusted for pull through rates and excluding hedge transactions initiated to mitigate this market risk. Commercial mortgage LHFS are sold to FNMA and FHLMC. The Company also issues and sells GNMA commercial MBS backed by FHA insured loans. The loans and securities are exchanged for cash with servicing rights retained. Gains and losses on sales of residential and commercial mortgages are included in Mortgage banking income and gains and losses on sales of other consumer loans are included in Other income.

In certain circumstances, the Company may transfer certain loans from HFI to LHFS. At the time of transfer, the loans are recorded at LOCOM and charge-offs are recorded at the transfer date, as necessary. Subsequent to the initial transfer to LHFS, these assets are revalued at each subsequent reporting date, and any resulting adjustments are reported as changes to a valuation allowance, which is recorded in Noninterest income in the Consolidated Statements of Income. Refer to “Note 18. Fair Value Disclosures” for additional information on the Company’s LHFS.

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

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or purchased and, if purchased, whether the loans reflect credit deterioration since the date of origination such that, at the date of acquisition, there is more than an insignificant deterioration in credit.

Unearned income, discounts, net deferred loan fees and costs, and terminated fair value hedge basis adjustments include direct costs associated with loan origination as well as premiums and discounts from origination or purchase and subsequent fair value hedge activity, which are deferred and amortized over the respective loan terms.

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs. Interest and fees on loans and leases includes certain loan fees and deferred direct costs associated with the lending process recognized over the contractual lives of loans using the effective interest method for amortizing loans or straight-line method for loans with interest-only repayment terms or revolving privileges.

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

102 Truist Financial Corporation

Fair values for purchased loans in a business combination are based on a discounted cash flow methodology that considers credit loss expectations, market interest rates, and other market factors such as liquidity from the perspective of a market participant. Other acquired loans are recorded at the purchase price with premiums or discounts amortized over the contractual life of the loan. Loans are grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit loss estimates, which are embedded into the estimated cash flows. These assumptions are informed by comparable internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity components of the estimate are determined by discounting interest and principal cash flows through the expected life of the underlying loans. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rates do not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

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
•Consumer and credit card: loan modifications to consumer and credit card borrowers are generally limited to borrowers that are experiencing financial difficulty. As a result, the Company evaluates modifications of consumer and credit card loans and includes them in the disclosure to the extent that they are considered other-than-insignificant.

Truist Financial Corporation 103

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

(number of days)	Placed on Nonperforming(1)(2)			Evaluated for Charge-off(2)
Commercial:
Commercial and industrial	90	(3)		90	(3)
CRE	90	(3)		90	(3)
Commercial construction	90	(3)		90	(3)
Consumer:
Residential mortgage(4)	90	to	180	90	to	180
Home equity(4)	90	to	120	90	to	180
Indirect auto(4)	90			120
Other consumer(4)	90	to	120	90	to	120
Credit card(5)	NA			90	to	180
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
(4)Depends on product type, loss mitigation status and history, status of the government guaranty, if applicable, and certain other product-specific factors.
(5)Credit cards are generally not placed on nonperforming status, but are fully charged off at specified delinquency dates consistent with regulatory guidelines.

When commercial loans are placed on nonperforming status, management evaluates whether a charge-off must be recorded. For collateral-dependent loans, this evaluation is based on a comparison of the loan’s carrying value to the value of the related collateral, while for non-collateral dependent loans, this evaluation reflects management’s conclusions with regard to whether any portion of the loan is considered uncollectible. Consumer and credit card loans are evaluated to determine whether a full or partial charge-off is required at a specified delinquency date consistent with regulatory guidelines.

Certain past due loans may remain on performing status if management determines that it does not have concern over the collectability of principal and interest. Generally, when loans are placed on nonperforming status, accrued interest receivable is reversed against interest income in the current period and amortization of deferred loan fees and expenses for originated loans and fair value marks for purchased loans is suspended. For commercial loans and certain consumer loans, payments received for interest and lending fees thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Interest income on nonperforming loans is recognized after the principal has been reduced to zero. If and when borrowers demonstrate the ability to repay a loan classified as nonperforming in accordance with its contractual terms, the loan may be returned to performing status upon meeting all regulatory, accounting, and internal policy requirements as described in the table above.

Accrued interest is included in Other assets in the Consolidated Balance Sheets. Accrued interest receivable balances are not considered in connection with the ACL estimation process, as such amounts are generally reversed against interest income when the loan is placed in nonperforming status.

Assets acquired as a result of foreclosure are initially recorded at their net realizable value, which represents the fair value of the asset less estimated costs to sell, and are subsequently carried at LOCOM. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. Truist’s policies require that valuations be updated at least annually and that, upon foreclosure, the valuation must not be more than 12 months old; otherwise an update is required. Any subsequent changes in value as well as gains or losses from the disposition of these assets are recognized in Other noninterest expense in the Consolidated Statements of Income. Refer to “Note 5. Loans and ACL” for additional information on the Company’s loan and lease activities.

104 Truist Financial Corporation

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

The qualitative components of the ALLL estimation process incorporate management judgment in determining qualitative adjustments for circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. The qualitative components are used to adjust for limitations in modeled results related to the current economic conditions and considerations with respect to the impact of current and expected events or risks, the outcomes of which are uncertain and may not be completely considered by quantitative models.

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

Truist Financial Corporation 105

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

Residential mortgages and revolving home equity lines of credit are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination and are made to borrowers in good credit standing. Government guarantees mitigate the risk related to principal repayment for residential mortgages with any such guarantee. The indirect auto and other consumer portfolios include secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The credit card portfolio, other consumer payment solution businesses, and other consumer portfolios are generally unsecured and are actively managed.

Truist uses delinquency status to monitor credit quality in its consumer and credit card portfolios. Delinquency status is the primary factor considered in determining whether a loan should be classified as nonperforming.

106 Truist Financial Corporation

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

Bank-Owned Life Insurance

The Company acquires life insurance policies on certain current and former directors, officers, and teammates for which Truist is the owner and beneficiary. The policies are stated at the cash surrender value within Other assets in the Consolidated Balance Sheets. Changes in cash surrender value and proceeds from insurance benefits are recorded in Other income in the Consolidated Statements of Income. These policies provide the Company an efficient form of funding for retirement and other employee benefits costs. Refer to “Note 9. Other Assets and Liabilities” for additional information.

Income Taxes

The Company’s provision for income taxes is based on income and expense reported for financial statement purposes after adjustments for permanent differences such as interest income from lending to tax-exempt entities, tax credits, and amortization expense related to qualified tax credit investments. In computing the provision for income taxes, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance. The proportional amortization method of accounting is used on affordable housing and other qualified tax credit investments, such that the initial cost of the investment giving rise to tax credits is amortized in proportion to the allocation of tax credits and other income tax benefits in each period as a component of the Provision for income taxes. Truist includes the initial investment cash flows and subsequent credits within operating activities in the Consolidated Statement of Cash Flows. The Company has elected the deferral method of accounting for Investment Tax Credits, using the income statement approach. For transferable Investment Tax Credits, Truist anticipates the expected credit transfer proceeds in the initial recognition of the tax credits. Additionally, the Company recognizes all excess tax benefits and deficiencies on employee share-based payments as a component of the Provision for income taxes in the Consolidated Statements of Income. These tax effects, generally determined upon the exercise of stock options or vesting of equity compensation awards, are treated as discrete items in the period in which they occur. Refer to “Note 13. AOCI” for additional information related to the Company’s unrealized gains and losses.

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

Truist Financial Corporation 107

Interest and penalties related to the Company’s tax positions are recognized in the Provision for income taxes in the Consolidated Statements of Income. Refer to “Note 14. Income Taxes” for additional information on the Company’s activities related to income taxes.

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

The Company records derivative contracts at fair value in Other assets and Other liabilities on the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative depends upon whether it has been designated in a formal, qualifying hedging relationship. Changes in the fair value of derivatives not designated in a hedging relationship are recognized within Noninterest income or Personnel expense in the Consolidated Statements of Income. This includes derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified risks associated with assets carried at fair value such as MSRs, along with certain interest rate lock commitments on residential mortgage and commercial loans that are a normal part of the Company’s operations. The Company also evaluates its financial contracts to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives.

Certain derivatives used as risk management tools are designated as accounting hedges and are used to mitigate the Company’s exposure to changes in fair value or future cash flows due to changes in interest rates or other factors. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (i) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (ii) the variability of cash flows to be received or paid related to recognized assets, liabilities, or forecasted transactions (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item, and methodologies for assessing and measuring hedge effectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness include (i) statistical regression analysis of changes in the cash flows of the actual derivative and hypothetical derivatives, or (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.

For designated hedging relationships, the Company generally performs subsequent assessments of hedge effectiveness using a qualitative approach.

Below is a summary of the cash flow and fair value hedge programs utilized by Truist:

	Cash Flow Hedges	Fair Value Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate loans, overnight funding, and various SOFR and other funding instruments.	Changes in value on fixed rate long-term debt, FHLB advances, loans and AFS securities due to changes in interest rates.
Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest due to changes in the contractually specified interest rate.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.
Treatment during the hedge period	Changes in value of the hedging instruments are recognized in AOCI until the related cash flows from the hedged item are recognized in earnings. The amount reclassified to earnings is recorded in the same line item as the earnings effect of the hedged item.	Changes in value of both the hedging instruments and the assets or liabilities being hedged are recognized in the income statement line item associated with the asset or liability being hedged.
Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Changes in value recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings. Cash flows from terminated hedges are reported in the same category as the principal cash flows from the asset or liability that gives rise to the hedged interest payments.	The basis adjustment that resulted from hedging is either amortized into earnings through the maturity date of the hedged item or recognized as a part of the gain or loss on the sale of hedged item, as applicable. Cash flows from terminated hedges are reported in the same category as the cash flows from the hedged item.
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately.	Not applicable

108 Truist Financial Corporation

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

Refer to “Note 18. Fair Value Disclosures” and “Note 19. Derivative Financial Instruments” for additional information on the Company’s derivative activities.

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

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized over their useful lives, based upon the estimated economic benefits received. Refer to “Note 7. Goodwill and Other Intangible Assets” for additional information on the Company’s activities related to goodwill and other intangibles.

Truist Financial Corporation 109

Loan Servicing Rights

Truist has three classes of servicing rights for which it separately manages the economic risks: residential MSRs, commercial MSRs, and other loan servicing rights. Loan servicing rights are accounted for at fair value with changes in fair value recorded in Mortgage banking income and Other income on the Consolidated Statements of Income. The fair value of servicing rights is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. These risks are economically hedged with various derivative instruments that are intended to mitigate the Company's exposure to changes in fair value of these servicing rights. The underlying assumptions and estimated values are corroborated by values received from independent third parties and comparisons to market transactions. Refer to “Note 8. Loan Servicing” for additional information on the Company’s servicing rights.

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

When measuring assets and liabilities at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, derivative instruments, AFS securities, and certain other equity securities. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include trading loans, loans originated to be sold and classified as LHFS, loan servicing rights, and certain brokered time deposits. Other assets and liabilities are measured at fair value on a non-recurring basis, such as when assets are evaluated for impairment, and subsequently carried at LOCOM. Refer to “Note 18. Fair Value Disclosures” for additional information on the Company’s valuation of assets and liabilities held at fair value.

Borrowings

The Company classifies borrowings under its financing arrangements as Long‑term debt or Short‑term borrowings based on the original contractual maturity of each instrument. Obligations with original contractual maturities greater than one year are classified as Long‑term debt and obligations with original contractual maturities of one year or less are classified as Short‑term borrowings. The Company does not classify debt based on management’s intent or expectations regarding refinancing. Because classification is based on original contractual maturity, Long‑term debt is not reclassified to Short‑term borrowings when its remaining contractual maturity falls within one year of the balance sheet date.

Debt issuance costs, premiums, discounts, and fair value hedge accounting adjustments are recorded as a direct adjustment to the carrying amount of the related debt and are amortized, including for terminated hedge adjustments, over the contractual life of the debt instrument using the effective interest method. Amortization of these amounts is recognized in Interest expense.

If a debt instrument is repaid or refinanced before its contractual maturity, any unamortized issuance costs, hedge basis adjustments, or premiums or discounts associated with the extinguished debt are recognized as a component of the gain or loss on extinguishment of debt recorded in Noninterest expense in the period of repayment.

Pension and Postretirement Benefit Obligations

Truist offers various pension plans and postretirement benefit plans to teammates. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. The expected long-term rate of return on assets is based on the expected returns for each major asset class in which the plan invests, adjusted for the weight of each asset class in the target mix. Refer to “Note 15. Benefit Plans” for additional information on the Company’s pension plans and postretirement benefit plans.

Equity-Based Compensation

Truist maintains various equity-based compensation plans that provide for the granting of RSAs, RSUs, and PSUs to selected teammates and directors. Truist values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility. Compensation expense is recognized in Personnel expense in the Consolidated Statements of Income. Forfeitures are recognized as they occur. Refer to “Note 15. Benefit Plans” for additional information on the Company’s stock-based compensation plans.
110 Truist Financial Corporation

Income Recognition

In the ordinary course of business, the Company recognizes two primary types of income in its Consolidated Statements of Income: Interest income and Noninterest income. The Company’s principal source of income is Interest income from loans and securities, which is recognized on an accrual basis using the effective interest method. For information on the Company’s policies for recognizing Interest income on loans and securities, refer to the “Loans and Leases,” “LHFS,” “Trading Activities,” and “Investment Securities” sections within this Note.

Noninterest income includes revenue from various types of transactions and services provided to clients. The Company recognizes revenue from contracts with customers as performance obligations are satisfied. Performance obligations are typically satisfied in one year or less. Truist elected the practical expedient to expense the incremental costs of obtaining a contract when incurred when the amortization period is one year or less. As of December 31, 2025 and 2024, remaining performance obligations consisted primarily of investment banking services for contracts with an original expected length of one year or less.

Transaction and service-based revenues

Transaction and service-based revenues include Wealth management income, Card and treasury management fees, Investment banking income, and Other deposit revenue. Revenue is recognized at a point in time when the transactions occur or over time as services are performed primarily over monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets. These revenues, and their relationship to the Company’s operating segments, are further described by type below. Refer to “Note 21. Operating Segments” for information on segment results.

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

Card and treasury management fees include interchange fees from credit and debit cards, merchant acquirer revenue, other card related services, and cash and treasury management fees. Interchange fees are earned by the Company each time a request for payment is initiated by a client at a merchant for which the Company transfers the funds on behalf of the client. Interchange rates are set by the payment network and are based on purchase volumes and other factors. Interchange fees are received daily and recognized at a point in time when the card transaction is processed, which represents the Company’s related performance obligation. The Company is considered an agent of the cardholder and incurs costs with the payment network to facilitate the interchange with the merchant; therefore, the related payment network expense is recognized as a reduction of card fees. Truist also offers rewards and/or rebates to its clients based on card usage. The costs associated with these programs are recognized as a reduction of card fees. Card and treasury management fees are recognized in the CSBB and WB operating segments.

Investment banking and trading income includes securities underwriting fees, advisory fees, loan syndication fees, trade execution services revenue, and structured real estate income. Underwriting fees are earned on the trade date when the Company, as a member of an underwriting syndicate, purchases the securities from the issuer and sells the securities to third-party investors. Each member of the syndicate is responsible for selling its portion of the underwriting and is liable for the proportionate costs of the underwriting; therefore, the Company, as a principal to the transaction, recognizes its share of revenue and expense on a gross basis within noninterest income and noninterest expense. The transaction price is based on a percentage of the total transaction amount and payments are settled shortly after the trade date. Fees for merger and acquisition advisory services, including various activities such as business valuation, identification of potential targets or acquirers, and the issuance of fairness opinions, are generally earned and recognized by the Company when performance obligations are satisfied. The Company’s execution of the advisory services related to these fees represents its performance obligations. The Company is the principal when rendering these services. The transaction price is based on contractually specified terms agreed upon with the client for each advisory service. Loan syndication fees are typically recognized at the closing of a loan syndication transaction. Structured real estate income is recognized when an existing build-to-suit or sale-leaseback asset is sold. The proceeds, net of closing costs, are reduced by the carrying value of the underlying leased asset. Revenue related to corporate trade execution services is earned and recognized on the trade date with payment on the settlement date. Investment banking and trading income is included in the WB operating segment.
Truist Financial Corporation 111

Other deposit revenue includes account maintenance, wire transfer, ATM, overdraft, and other deposit-related fees. The Company’s execution of the services related to these fees represents its performance obligations. Each of these performance obligations are either satisfied over time or at a point in time as the services are provided to the client. The Company is the principal when rendering these services. Payments for services provided are either withdrawn from client accounts as services are rendered or in the billing period following the completion of the service. The transaction price for each of these fees is based on the Company’s predetermined fee schedules. Other deposit revenue is recognized in the CSBB and WB operating segments.

Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants, and restricted stock outstanding using the treasury stock method, unless such common share equivalents are determined to be anti-dilutive. Refer to “Note 20. Computation of EPS” for additional information on the Company’s EPS.

Related Party Transactions

The Company periodically enters into transactions with certain of its executive officers, directors, affiliates, trusts, or other related parties in its ordinary course of business. The Company is required to disclose material related party transactions, other than certain compensation and other arrangements entered into in the normal course of business. Refer to “Note 2. Discontinued Operations,” “Note 15. Benefit Plans,” and “Note 16. Commitments and Contingencies” for additional information on the Company’s related-party activities.

Subsequent Events

The Company evaluated events that occurred between December 31, 2025 and the date the accompanying financial statements were issued, and there were no material events, other than those already discussed, that would require recognition in the Company’s Consolidated Financial Statements or disclosure in the accompanying Notes.

Changes in Accounting Principles and Effects of New Accounting Standards

The following table provides a summary of significant accounting standards adopted during the current year and standards not yet adopted:

Standard / Adoption Date	Description	Effects on the Financial Statements
Standards Adopted During the Current Year
Improvements to Income Tax Disclosures / December 31, 2025	Improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. Permits either a prospective or retrospective transition approach.	Truist adopted this standard on a retrospective basis. The Company’s revised disclosures in accordance with the new standard are included in “Note 14. Income Taxes.”
Standards Not Yet Adopted
Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract / December 31, 2026	Refines the scope of derivatives by adding a scope exception from derivative accounting for contracts that (i) are not exchange traded and (ii) have underlyings based on operations or activities specific to one of the parties to the contract. However, contracts based on certain underlyings or features would not qualify for the scope exception. Clarifies that the revenue guidance applies initially to share-based noncash consideration (e.g., shares, share options or other equity instruments) received from a customer for the transfer of goods or services. Permits a prospective or modified retrospective basis transition approach. Early adoption is permitted.	Truist is evaluating the impact of this standard on its financial statements.
112 Truist Financial Corporation

Standard / Adoption Date	Description	Effects on the Financial Statements
Hedge Accounting Improvements / January 1, 2027	The standard (i) permits designation of variable price elements of forecasted purchases or sales of nonfinancial assets as hedged items, provided they are clearly and closely related to the underlying asset, (ii) allows individual transactions with similar risk exposures to be grouped for hedge accounting, (iii) permits entities to continue hedge accounting when a borrower transitions to a new interest rate index and/or tenor for choose-your-rate debt instruments, as long as the hedging instrument remains highly effective in offsetting the cash flows attributable to the revised hedged risk, (iv) allows entities, for the written option test, to assume that certain terms of the hedging instrument match those of the forecasted transaction, and
(v) requires that any basis adjustments to foreign-currency-denominated debt related to fair value hedges of interest rate risk be excluded from net investment hedge effectiveness assessments.
	Early adoption is permitted.	Truist is evaluating the impact of this standard on its financial statements.
Purchased Loans / December 31, 2027	Requires loans (excluding credit cards) acquired without credit deterioration and classified as seasoned to be treated as purchased seasoned loans and accounted for using the gross-up method at purchase. Under the gross-up method, estimated credit losses at the purchase date are recorded by an offsetting gross-up adjustment to the purchase price of the purchased loans. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Requires prospective application. Early adoption is permitted.	Truist is evaluating the impact of this standard on its financial statements.
Expense Disaggregation Disclosures / December 31, 2027	Introduces new requirements to disclose more detailed information about certain types of expenses not already presented in separate expense captions in the Consolidated Statements of Income, including employee compensation, depreciation, intangible asset amortization, and selling expenses. Banks that present a caption for salaries and benefits under SEC rules would be permitted to retain their current definition. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.
Internal-Use Software / January 1, 2028	Eliminates references to prescriptive and sequential software development stages and requires eligible cost capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating probable-to-complete, requires consideration of any significant development uncertainty. Permits a prospective, a modified transition for in-process projects, or a retrospective transition approach.	Truist is evaluating the impact of this standard on its financial statements.

Truist Financial Corporation 113

NOTE 2. Discontinued Operations

On April 3, 2023, the Company completed its sale of a 20% stake of the common equity in TIH, which was previously wholly owned by Truist, to an investor group led by Stone Point Capital, LLC for $1.9 billion, with the proceeds, net of tax, recognized as an increase to shareholders’ equity. In connection with the transaction, the noncontrolling interest holder received profits interest representing 3.75% coverage of TIH’s fully diluted equity value at transaction close, and certain consent and exit rights commensurate with a noncontrolling investor. Including these profits interests, the noncontrolling interest holder was allocated approximately 23% of TIH pretax net income. Also in conjunction with the same transaction, TIH granted certain event-vested profits interests and appreciation units, representing 4.50% coverage of TIH’s fully diluted equity value at grant, to various TIH employees and officers in the second quarter of 2023. These awards, subject to continued employment through the applicable event, vested upon the change in control of TIH.

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

The following footnotes exclude discontinued operations for TIH, unless otherwise noted: “Note 1. Basis of Presentation,” “Note 6. Premises and Equipment,” “Note 7. Goodwill and Other Intangible Assets,” “Note 9. Other Assets and Liabilities,” “Note 14. Income Taxes,” “Note 15. Benefit Plans,” “Note 20. Computation of EPS,” and “Note 21. Operating Segments.”

The transaction improved Truist’s relative capital position while allowing Truist to maintain strategic flexibility. Upon closing, the transaction resulted in the deconsolidation of the TIH subsidiary from Truist. The following is a summary of the transaction, including post-closing and tax impact adjustments:

(Dollars in millions)	May 6, 2024
Cash received	$12,605
Assets of discontinued operations:
Cash and due from banks	93
Interest-bearing deposits with banks	1,952
Premises and equipment	58
Goodwill	3,743
CDI and other intangible assets	1,227
Other assets	2,873
Total assets of discontinued operations	9,946
Liabilities of discontinued operations:
Other liabilities	4,090
Total liabilities of discontinued operations	4,090
Net assets of discontinued operations	5,856
Noncontrolling interest	190
Pre-tax gain	6,939
Current and deferred tax impact	(2,098)
After-tax gain	$4,841

114 Truist Financial Corporation

The following presents operating results of TIH classified as discontinued operations:

(Dollars in millions)	Year Ended December 31,
	2024	2023
Interest Income
Interest on other earning assets	$31	$68
Total interest income	31	68
Noninterest income
Insurance income	1,319	3,372
Other income	9	20
Total noninterest income	1,328	3,392
Noninterest expense
Personnel expense	898	2,165
Professional fees and outside processing	175	157
Software expense	25	61
Net occupancy expense	22	72
Equipment expense	12	28
Amortization of intangibles	21	132
Marketing and customer development	15	37
Other expense	90	228
Total noninterest expense	1,258	2,880
Earnings
Gain on sale of TIH	6,939	—
Income before income taxes from discontinued operations	7,040	580
Provision for income taxes	2,155	124
Net income from discontinued operations	4,885	456
Noncontrolling interests	22	44
Net income from discontinued operations attributable to controlling interest	$4,863	$412

The components of net cash provided by operating, investing, and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows:

(Dollars in millions)	Year Ended December 31,
	2024	2023
Net cash flows from operating activities	$64	$985
Net cash flows from investing activities	12,099	(41)
Net cash flows from financing activities	(41)	(954)

Truist Financial Corporation 115

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

The agreements that govern the Company's securities financing transactions provide for a right of setoff in the event of default or bankruptcy with respect to either party to such transactions. The following table presents the Company's securities financing transactions, including those executed under master netting (or similar) arrangements. Refer to “Note 19. Derivative Financial Instruments“ for information about the Company's derivative instruments subject to master netting (or similar) arrangements.

	December 31, 2025				December 31, 2024
(Dollars in millions)	Amount in Consolidated Balance Sheets	Amount Not Offset in Consolidated Balance Sheets	Received/Pledged Financial Instruments(1)	Net Amount	Amount in Consolidated Balance Sheets(2)	Received/Pledged Financial Instruments(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,313	$(78)	$(1,223)	$12	$1,322	$(1,313)	$9
Securities borrowed	1,887	—	(1,835)	52	1,228	(1,192)	36
Total securities borrowed or purchased under agreements to resell	$3,200	$(78)	$(3,058)	$64	$2,550	$(2,505)	$45
Liabilities:
Securities sold under agreements to repurchase	$(3,103)	$78	$3,025	$—	$(9,675)	$9,675	$—
(1)The fair value of received/pledged financial instruments is limited to the carrying amount of the associated asset or liability. The fair value of collateral received that was permitted to be resold or repledged was $3.1 billion as of December 31, 2025 and $2.5 billion as of December 31, 2024. Of the fair value of collateral permitted to be resold or repledged, the fair value of securities repledged or resold was $2.2 billion as of December 31, 2025 and $1.6 billion as of December 31, 2024.
(2)As of December 31, 2024, there were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting.

The following table presents additional information related to the Company’s securities sold under agreements to repurchase, by collateral type and remaining contractual maturity:

	December 31, 2025			December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	30-90 days	Total
U.S. Treasury	$78	$—	$78	$—	$2,445	$300	$2,745
State and Municipal	100	—	100	350	100	—	450
Agency MBS – residential	—	298	298	—	5,750	—	5,750
Corporate and other debt securities	300	2,327	2,627	450	280	—	730
Total securities sold under agreements to repurchase	$478	$2,625	$3,103	$800	$8,575	$300	$9,675

116 Truist Financial Corporation

NOTE 4. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

December 31, 2025 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$12,727	$89	$(24)	$65	$12,792
GSE	481	4	(25)	(21)	460
Agency MBS – residential	51,971	272	(4,017)	(3,745)	48,226
Agency MBS – commercial	3,762	12	(574)	(562)	3,200
States and political subdivisions	347	13	(10)	3	350
Other	14	—	—	—	14
Total AFS securities, excluding portfolio level basis adjustments	69,302	390	(4,650)	(4,260)	65,042
Portfolio level basis adjustments(1)	77			(77)	—
Total AFS securities	$69,379	$390	$(4,650)	$(4,337)	$65,042
HTM securities:
Agency MBS – residential	$47,186	$—	$(8,056)	$(8,056)	$39,130

December 31, 2024 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$14,279	$156	$(24)	$132	$14,411
GSE	441	1	(39)	(38)	403
Agency MBS – residential	55,769	6	(5,816)	(5,810)	49,959
Agency MBS – commercial	2,938	—	(645)	(645)	2,293
States and political subdivisions	390	11	(19)	(8)	382
Other	16	—	—	—	16
Total AFS securities, excluding portfolio level basis adjustments	73,833	174	(6,543)	(6,369)	67,464
Portfolio level basis adjustments(1)	(385)			385	—
Total AFS securities	$73,448	$174	$(6,543)	$(5,984)	$67,464
HTM securities:
Agency MBS – residential	$50,640	$—	$(10,354)	$(10,354)	$40,286
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 19. Derivative Financial Instruments.”

The amortized cost and estimated fair value of certain MBS securities issued by FNMA and FHLMC that exceeded 10% of shareholders’ equity are shown in the table below:

	December 31, 2025
(Dollars in millions)	Amortized Cost	Fair Value
FNMA	$28,236	$24,644
FHLMC	28,095	24,348

Truist Financial Corporation 117

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
December 31, 2025 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,730	$7,028	$229	$740	$12,727	$4,752	$7,091	$228	$721	$12,792
GSE	—	—	4	477	481	—	—	3	457	460
Agency MBS – residential	—	—	40	51,931	51,971	—	—	39	48,187	48,226
Agency MBS – commercial	—	535	420	2,807	3,762	—	538	421	2,241	3,200
States and political subdivisions	2	80	172	93	347	2	83	173	92	350
Other	7	—	7	—	14	7	—	7	—	14
Total AFS securities	$4,739	$7,643	$872	$56,048	$69,302	$4,761	$7,712	$871	$51,698	$65,042
HTM securities:
Agency MBS – residential	$—	$—	$—	$47,186	$47,186	$—	$—	$—	$39,130	$39,130

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2025 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$704	$(16)	$432	$(8)	$1,136	$(24)
GSE	65	(1)	228	(24)	293	(25)
Agency MBS – residential	2,882	(8)	24,986	(4,009)	27,868	(4,017)
Agency MBS – commercial	227	(2)	2,093	(572)	2,320	(574)
States and political subdivisions	158	(10)	31	—	189	(10)
Other	7	—	7	—	14	—
Total	$4,043	$(37)	$27,777	$(4,613)	$31,820	$(4,650)
HTM securities:
Agency MBS – residential	$—	$—	$39,130	$(8,056)	$39,130	$(8,056)

	Less than 12 months		12 months or more		Total
December 31, 2024 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$1,579	$(6)	$352	$(18)	$1,931	$(24)
GSE	146	(4)	230	(35)	376	(39)
Agency MBS – residential	20,546	(322)	26,788	(5,494)	47,334	(5,816)
Agency MBS – commercial	105	(1)	2,111	(644)	2,216	(645)
States and political subdivisions	20	(1)	202	(18)	222	(19)
Other	—	—	7	—	7	—
Total	$22,396	$(334)	$29,690	$(6,209)	$52,086	$(6,543)
HTM securities:
Agency MBS – residential	$—	$—	$40,286	$(10,354)	$40,286	$(10,354)
118 Truist Financial Corporation

At December 31, 2025 and December 31, 2024, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.

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

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Year Ended December 31,
	2025	2024	2023
Gross realized gains	$17	$—	$—
Gross realized losses(1)	(36)	(6,651)	—
Securities gains (losses), net	$(19)	$(6,651)	$—
(1)Includes $485 million pre-tax gain on terminated hedges for the year ended December 31, 2024.
Truist Financial Corporation 119

NOTE 5. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing
December 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$166,839	$127	$3	$839	$167,808
CRE	23,648	25	—	47	23,720
Commercial construction	7,706	36	—	41	7,783
Consumer:
Residential mortgage	55,338	686	570	213	56,807
Home equity	9,544	69	7	99	9,719
Indirect auto	24,713	679	—	267	25,659
Other consumer	31,801	281	28	71	32,181
Credit card	4,765	77	76	—	4,918
Total	$324,354	$1,980	$684	$1,577	$328,595
(1)Includes government guaranteed loans of $532 million in the residential mortgage portfolio.

	Accruing
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Nonperforming	Total
Commercial:
Commercial and industrial	$154,140	$168	$19	$521	$154,848
CRE	20,004	60	1	298	20,363
Commercial construction	8,514	3	—	3	8,520
Consumer:
Residential mortgage	54,233	719	481	166	55,599
Home equity	9,457	60	9	116	9,642
Indirect auto	22,208	622	—	259	23,089
Other consumer	29,070	236	23	66	29,395
Credit card	4,792	81	54	—	4,927
Total	$302,418	$1,949	$587	$1,429	$306,383
(1)Includes government guaranteed loans of $430 million in the residential mortgage portfolio.

120 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

December 31, 2025 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2025	2024	2023	2022	2021	Prior				Total
Commercial:
Commercial and industrial:
Pass	$42,084	$12,725	$8,296	$13,476	$7,558	$14,854	$63,555	$—	$(233)	$162,315
Special mention	401	153	136	180	309	113	621	—	—	1,913
Substandard	351	391	476	383	254	262	624	—	—	2,741
Nonperforming	77	112	64	144	12	53	377	—	—	839
Total	42,913	13,381	8,972	14,183	8,133	15,282	65,177	—	(233)	167,808
Gross charge-offs	45	96	70	28	1	9	212	—	—	461
CRE:
Pass	8,621	1,300	1,548	3,233	1,797	3,510	1,103	—	(84)	21,028
Special mention	26	11	61	181	211	121	—	—	—	611
Substandard	376	153	311	460	150	449	135	—	—	2,034
Nonperforming	4	1	1	13	6	22	—	—	—	47
Total	9,027	1,465	1,921	3,887	2,164	4,102	1,238	—	(84)	23,720
Gross charge-offs	6	42	14	8	—	77	—	—	—	147
Commercial construction:
Pass	1,398	581	1,070	531	158	20	1,844	—	—	5,602
Special mention	112	—	40	252	32	2	36	—	—	474
Substandard	175	32	348	1,020	91	—	—	—	—	1,666
Nonperforming	—	—	—	—	—	—	41	—	—	41
Total	1,685	613	1,458	1,803	281	22	1,921	—	—	7,783
Consumer:
Residential mortgage:
Current	5,724	3,947	2,420	11,747	14,453	17,047	—	—	—	55,338
30 - 89 days past due	20	14	35	81	68	468	—	—	—	686
90 days or more past due	6	34	90	61	34	345	—	—	—	570
Nonperforming	—	5	6	37	35	130	—	—	—	213
Total	5,750	4,000	2,551	11,926	14,590	17,990	—	—	—	56,807
Gross charge-offs	—	1	1	2	2	—	—	—	—	6
Home equity:
Current	—	—	—	—	—	—	6,575	2,969	—	9,544
30 - 89 days past due	—	—	—	—	—	—	52	17	—	69
90 days or more past due	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	33	66	—	99
Total	—	—	—	—	—	—	6,665	3,054	—	9,719
Gross charge-offs	—	—	—	—	—	—	9	1	—	10
Indirect auto:
Current	11,752	5,780	1,933	3,075	1,430	750	—	—	(7)	24,713
30 - 89 days past due	123	139	106	142	80	89	—	—	—	679
Nonperforming	29	53	46	65	38	36	—	—	—	267
Total	11,904	5,972	2,085	3,282	1,548	875	—	—	(7)	25,659
Gross charge-offs	30	101	122	163	72	103	—	—	—	591
Other consumer:
Current	12,416	5,975	3,947	3,415	1,446	1,791	2,780	27	4	31,801
30 - 89 days past due	66	60	66	44	17	19	7	2	—	281
90 days or more past due	4	7	11	4	—	—	2	—	—	28
Nonperforming	13	12	14	12	9	11	—	—	—	71
Total	12,499	6,054	4,038	3,475	1,472	1,821	2,789	29	4	32,181
Gross charge-offs	98	138	159	110	47	51	30	—	—	633
Credit card:
Current	—	—	—	—	—	—	4,733	32	—	4,765
30 - 89 days past due	—	—	—	—	—	—	73	4	—	77
90 days or more past due	—	—	—	—	—	—	72	4	—	76
Total	—	—	—	—	—	—	4,878	40	—	4,918
Gross charge-offs	—	—	—	—	—	—	246	14	—	260
Total	$83,778	$31,485	$21,025	$38,556	$28,188	$40,092	$82,668	$3,123	$(320)	$328,595
Gross charge-offs	$179	$378	$366	$311	$122	$240	$497	$15	$—	$2,108

Truist Financial Corporation 121

December 31, 2024 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2024	2023	2022	2021	2020	Prior				Total
Commercial:
Commercial and industrial:
Pass	$22,675	$14,595	$20,976	$11,449	$6,607	$13,087	$58,790	$—	$(199)	$147,980
Special mention	460	302	377	407	80	254	830	—	—	2,710
Substandard	481	608	618	234	180	484	1,032	—	—	3,637
Nonperforming	28	98	64	31	11	60	229	—	—	521
Total	23,644	15,603	22,035	12,121	6,878	13,885	60,881	—	(199)	154,848
Gross charge-offs	33	126	66	14	6	42	108	—	—	395
CRE:
Pass	1,704	2,696	3,788	1,955	1,557	3,649	1,794	—	(64)	17,079
Special mention	262	65	331	197	52	29	91	—	—	1,027
Substandard	252	207	374	356	157	499	114	—	—	1,959
Nonperforming	7	134	52	7	34	64	—	—	—	298
Total	2,225	3,102	4,545	2,515	1,800	4,241	1,999	—	(64)	20,363
Gross charge-offs	14	48	111	1	32	110	—	—	—	316
Commercial construction:
Pass	721	1,603	1,521	516	37	71	1,461	—	—	5,930
Special mention	100	106	701	158	70	95	79	—	—	1,309
Substandard	54	95	752	308	—	—	69	—	—	1,278
Nonperforming	2	—	1	—	—	—	—	—	—	3
Total	877	1,804	2,975	982	107	166	1,609	—	—	8,520
Consumer:
Residential mortgage:
Current	4,174	2,754	12,743	15,471	5,298	13,793	—	—	—	54,233
30 - 89 days past due	21	30	69	70	49	480	—	—	—	719
90 or more days past due	7	53	44	31	34	312	—	—	—	481
Nonperforming	—	4	22	26	7	107	—	—	—	166
Total	4,202	2,841	12,878	15,598	5,388	14,692	—	—	—	55,599
Gross charge-offs	—	—	—	—	—	3	—	—	—	3
Home equity:
Current	—	—	—	—	—	—	6,135	3,322	—	9,457
30 - 89 days past due	—	—	—	—	—	—	42	18	—	60
90 days or more past due	—	—	—	—	—	—	6	3	—	9
Nonperforming	—	—	—	—	—	—	39	77	—	116
Total	—	—	—	—	—	—	6,222	3,420	—	9,642
Gross charge-offs	—	—	—	—	—	—	9	—	—	9
Indirect auto:
Current	8,904	3,130	5,279	2,814	1,299	791	—	—	(9)	22,208
30 - 89 days past due	80	113	177	110	58	84	—	—	—	622
Nonperforming	17	49	78	53	28	34	—	—	—	259
Total	9,001	3,292	5,534	2,977	1,385	909	—	—	(9)	23,089
Gross charge-offs	23	120	216	98	47	87	—	—	—	591
Other consumer:
Current	9,945	6,285	5,172	2,340	1,198	1,498	2,608	21	3	29,070
30 - 89 days past due	44	71	63	25	12	14	6	1	—	236
90 days or more past due	5	10	5	1	—	—	2	—	—	23
Nonperforming	5	18	16	12	5	10	—	—	—	66
Total	9,999	6,384	5,256	2,378	1,215	1,522	2,616	22	3	29,395
Gross charge-offs	90	193	159	70	35	31	28	—	—	606
Credit card:
Current	—	—	—	—	—	—	4,778	14	—	4,792
30 - 89 days past due	—	—	—	—	—	—	80	1	—	81
90 days or more past due	—	—	—	—	—	—	53	1	—	54
Total	—	—	—	—	—	—	4,911	16	—	4,927
Gross charge-offs	—	—	—	—	—	—	287	9	—	296
Total	$49,948	$33,026	$53,223	$36,571	$16,773	$35,415	$78,238	$3,458	$(269)	$306,383
Gross charge-offs	$160	$487	$552	$183	$120	$273	$432	$9	$—	$2,216
(1)Includes certain deferred fees and costs and other adjustments.

122 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2023	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2023
Commercial:
Commercial and industrial	$1,409	$(390)	$70	$315	$—	$1,404
CRE	224	(166)	3	555	—	616
Commercial construction	46	(5)	3	130	—	174
Consumer:
Residential mortgage	399	(10)	6	(16)	(81)	298
Home equity	90	(10)	23	(14)	—	89
Indirect auto	981	(531)	107	372	13	942
Other consumer	770	(477)	78	520	(1)	890
Student(2)	98	(108)	—	10	—	—
Credit card	360	(223)	35	216	(3)	385
ALLL	4,377	(1,920)	325	2,088	(72)	4,798
RUFC	272	—	—	21	2	295
ACL	$4,649	$(1,920)	$325	$2,109	$(70)	$5,093

(Dollars in millions)	Balance at Jan 1, 2024	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2024
Commercial:
Commercial and industrial	$1,404	$(395)	$87	$185	$3	$1,284
CRE	616	(316)	34	309	—	643
Commercial construction	174	—	2	81	—	257
Consumer:
Residential mortgage	298	(3)	6	(97)	—	204
Home equity	89	(9)	16	(7)	—	89
Indirect auto	942	(591)	120	484	—	955
Other consumer	890	(606)	110	600	—	994
Credit card	385	(296)	38	304	—	431
ALLL	4,798	(2,216)	413	1,859	3	4,857
RUFC	295	—	—	11	(2)	304
ACL	$5,093	$(2,216)	$413	$1,870	$1	$5,161

(Dollars in millions)	Balance at Jan 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other(1)	Balance at Dec 31, 2025
Commercial:
Commercial and industrial	$1,284	$(461)	$98	$409	$(4)	$1,326
CRE	643	(147)	18	(38)	—	476
Commercial construction	257	—	2	(13)	—	246
Consumer:
Residential mortgage	204	(6)	5	(5)	—	198
Home equity	89	(10)	16	(11)	—	84
Indirect auto	955	(591)	102	570	—	1,036
Other consumer	994	(633)	120	756	1	1,238
Credit card	431	(260)	42	213	—	426
ALLL	4,857	(2,108)	403	1,881	(3)	5,030
RUFC	304	—	—	13	—	317
ACL	$5,161	$(2,108)	$403	$1,894	$(3)	$5,347
(1)Includes the amounts for the ALLL for PCD acquisitions and the impact of adopting the Troubled Debt Restructurings and Vintage Disclosures accounting standard in 2023.
(2)Truist sold its student loan portfolio at the end of the second quarter of 2023. Charge-offs include $98 million related to the sale.

The commercial ALLL decreased $136 million, and the consumer and credit card ALLL increased $309 million, in the year ended December 31, 2025. The decrease in the commercial ALLL primarily reflects a decrease in the reserve rates related to the commercial and industrial and CRE portfolios that was partially offset by loan growth in those portfolios. The increase in the consumer and credit card ALLL was primarily driven by loan growth in the indirect auto and other consumer portfolios and a modest increase to the reserve rate related to the other consumer portfolio.
Truist Financial Corporation 123

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

The overall economic forecast incorporates a third-party baseline forecast adjusted to reflect Truist’s interest rate outlook. Management also considers optimistic and pessimistic third-party macro-economic forecasts in order to capture uncertainty in the economic environment. These forecasts, along with the primary economic forecast, are weighted 40% baseline, 30% optimistic, and 30% pessimistic in the December 31, 2025 ACL, unchanged since December 31, 2024. While the scenario weightings were unchanged, the macroeconomic forecasts are dynamic and evolve with current and expected economic conditions. Emerging or evolving risks not fully captured by the quantitative models and scenario weightings are incrementally reflected in the qualitative component. The economic outlook was relatively stable compared to the prior year and continues to reflect risks related to the potential impacts of tariffs and increases to inflation. The economic forecasts shaping the quantitative model outcomes of the ACL estimate as of December 31, 2025 included low single-digit GDP growth and a mid-to-high single-digit unemployment rate.

Quantitative models have certain limitations with respect to estimating expected losses, particularly in times of rapidly changing macro-economic conditions and forecasts. As a result, management believes that the qualitative component of the ACL, which incorporates management’s judgment related to expected future credit losses, is an important component of the ACL. The December 31, 2025 ACL estimate includes adjustments to consider the impact of current and expected events or risks not captured by the loss forecasting models, the outcomes of which are uncertain and may not be completely considered by quantitative models. Refer to “Note 1. Basis of Presentation” for additional information.

NPAs

The following table provides a summary of nonperforming loans and leases, excluding LHFS:

	December 31, 2025		December 31, 2024
	Recorded Investment		Recorded Investment
(Dollars in millions)	Without an ALLL	With an ALLL	Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$5	$834	$52	$469
CRE	—	47	32	266
Commercial construction	—	41	—	3
Consumer:
Residential mortgage	6	207	1	165
Home equity	1	98	1	115
Indirect auto	—	267	23	236
Other consumer	—	71	—	66
Total	$12	$1,565	$109	$1,320

The following table presents a summary of NPAs and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Nonperforming loans and leases HFI	$1,577	$1,429
Foreclosed real estate	3	3
Other foreclosed property	53	45
Total NPAs	$1,633	$1,477
Residential mortgage loans in the process of foreclosure	$247	$169

124 Truist Financial Corporation

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the year, disaggregated by class of financing receivable and type of modification granted.

Year Ended December 31, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$1,187	$13	$—	$—	$47	$—	$57	$1,304	0.78%
CRE	691	—	—	—	—	—	—	691	2.91
Commercial construction	537	—	—	—	—	—	—	537	6.90
Consumer:
Residential mortgage	—	80	—	107	104	288	86	665	1.17
Home equity	—	—	—	—	—	—	5	5	0.05
Indirect auto	—	42	1	—	1,384	—	31	1,458	5.68
Other consumer	—	38	—	—	1	—	3	42	0.13
Credit card	—	—	31	—	—	—	—	31	0.63
Total	$2,415	$173	$32	$107	$1,536	$288	$182	$4,733	1.44

Year Ended December 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$946	$—	$12	$—	$2	$—	$185	$1,145	0.74%
CRE	440	—	—	—	—	—	13	453	2.22
Commercial construction	75	—	—	—	—	—	—	75	0.88
Consumer:
Residential mortgage	—	76	—	54	61	226	70	487	0.88
Home equity	—	2	—	—	2	—	6	10	0.10
Indirect auto	—	35	—	—	1,374	—	28	1,437	6.22
Other consumer	—	37	1	—	1	—	4	43	0.15
Credit card	—	—	35	—	—	—	1	36	0.73
Total	$1,461	$150	$48	$54	$1,440	$226	$307	$3,686	1.20

Year Ended December 31, 2023 (Dollars in millions)	Renewals	Term Extensions	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$1,158	$51	$—	$24	$—	$92	$1,325	0.82%
CRE	347	—	—	72	—	—	419	1.86
Commercial construction	25	—	—	—	—	—	25	0.37
Consumer:
Residential mortgage	—	111	104	58	310	68	651	1.17
Home equity	—	—	—	2	—	11	13	0.13
Indirect auto	—	26	—	896	—	23	945	4.16
Other consumer	—	21	—	1	—	6	28	0.10
Credit card	—	—	—	—	—	20	20	0.39
Total	$1,530	$209	$104	$1,053	$310	$220	$3,426	1.10
Truist Financial Corporation 125

Year Ended December 31, 2025
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 9 months and increased the interest rate by 0.2%
CRE	Extended the term by 15 months and increased the interest rate by 0.08%
Commercial construction	Extended the term by 8 months and increased the interest rate by 0.1%
Term Extensions
Commercial and industrial	Extended the term by 35 months.
Residential mortgage	Extended the term by 98 months.
Indirect auto	Extended the term by 29 months.
Other consumer	Extended the term by 31 months.
Interest Rate Adjustments
Indirect auto	Decreased the interest rate by 6%.
Credit card	Decreased the interest rate by 17%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 180 days of payment deferral.
Residential mortgage	Provided 217 days of payment deferral.
Indirect auto	Provided 258 days of payment deferral.
Other consumer	Provided 159 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 94 months.

126 Truist Financial Corporation

Year Ended December 31, 2024
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 13 months and increased the interest rate by 0.3%.
CRE	Extended the term by 17 months and increased the interest rate by 0.3%.
Commercial construction	Extended the term by 27 months and increased the interest rate by 0.1%.
Term Extensions
Residential mortgage	Extended the term by 108 months.
Home equity	Extended the term by 172 months.
Indirect auto	Extended the term by 29 months.
Other consumer	Extended the term by 24 months.
Interest Rate Adjustments
Commercial and industrial	Increased the interest rate by 1%.
Other consumer	Decreased the interest rate by 2%.
Credit card	Decreased the interest rate by 19%.
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance.
Payment Delays
Commercial and industrial	Provided 97 days of payment deferral.
Residential mortgage	Provided 212 days of payment deferral.
Home equity	Provided 179 days of payment deferral
Indirect auto	Provided 212 days of payment deferral.
Other consumer	Provided 158 days of payment deferral.
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 88 months.

Year Ended December 31, 2023
Loan Type	Financial Effect
Renewals
Commercial and industrial	Extended the term by 7 months and increased the interest rate by 0.6%
CRE	Extended the term by 11 months and increased the interest rate by 0.2%
Commercial construction	Extended the term by 21 months and increased the interest rate by 0.3%
Term Extensions
Commercial and industrial	Extended the term by 3 months
Residential mortgage	Extended the term by 131 months
Indirect auto	Extended the term by 23 months
Other consumer	Extended the term by 24 months
Capitalizations
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance
Payment Delays
Commercial and industrial	Provided 183 days of payment deferral
CRE	Provided 232 days of payment deferral
Residential mortgage	Provided 209 days of payment deferral
Home equity	Provided 167 days of payment deferral
Indirect auto	Provided 146 days of payment deferral
Other consumer	Provided 154 days of payment deferral
Combination - Capitalization and Term Extension
Residential mortgage	Capitalized a portion of forborne loan and other advanced payments into the outstanding loan balance and extended the term by 99 months

The tables above exclude trial modifications totaling $141 million, $41 million, and $47 million as of December 31, 2025, 2024, and 2023, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of December 31, 2025, 2024, and 2023, Truist had $542 million, $336 million, and $702 million, respectively, in unfunded commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding December 31, 2025, 2024, and 2023, respectively.
Truist Financial Corporation 127

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

	Payment Status
December 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$860	$—	$89	$949
CRE	562	4	2	568
Commercial construction	447	—	—	447
Consumer:
Residential mortgage	327	134	177	638
Home equity	5	—	—	5
Indirect auto	971	230	72	1,273
Other consumer	32	2	1	35
Credit card	18	3	3	24
Total	$3,222	$373	$344	$3,939
Total nonaccrual loans included above	$208	$47	$218	$473

	Payment Status
December 31, 2024 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$974	$44	$18	$1,036
CRE	313	7	3	323
Commercial construction	79	—	—	79
Consumer:
Residential mortgage	279	95	102	476
Home equity	9	—	—	9
Indirect auto	1,025	213	35	1,273
Other consumer	32	3	1	36
Credit card	20	3	2	25
Total	$2,731	$365	$161	$3,257
Total nonaccrual loans included above	$232	$78	$91	$401

	Payment Status
December 31, 2023 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$887	$48	$92	$1,027
CRE	233	11	1	245
Commercial construction	22	—	—	22
Consumer:
Residential mortgage	427	116	90	633
Home equity	11	—	—	11
Indirect auto	730	148	20	898
Other consumer	24	1	—	25
Credit card	11	3	2	16
Total	$2,345	$327	$205	$2,877
Total nonaccrual loans included above	$155	$85	$137	$377
128 Truist Financial Corporation

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

December 31, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$89	$—	$—	$—	$—	$—	$—	$89
CRE	2	—	—	—	—	—	—	2
Consumer:
Residential mortgage	—	13	—	10	94	54	6	177
Indirect auto	—	1	—	—	67	—	4	72
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$91	$15	$3	$10	$161	$54	$10	$344

December 31, 2024 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$18	$—	$—	$—	$—	$—	$—	$18
CRE	3	—	—	—	—	—	—	3
Consumer:
Residential mortgage	—	13	—	6	44	33	6	102
Indirect auto	—	1	—	—	32	—	2	35
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	2	—	—	—	—	2
Total	$21	$15	$2	$6	$76	$33	$8	$161

December 31, 2023 (Dollars in millions)	Renewals		Term Extensions		Capitalizations		Payment Delays		Combination - Capitalization and Term Extension		Other	Total
Commercial:
Commercial and industrial	$72		$—		$—		$20		$—		$—	$92
CRE	1		—		—		—		—		—	1
Consumer:
Residential mortgage	—		13		6		34		31		6	90
Indirect auto	—		1		—		17		—		2	20
Credit card	—		—		—		—		—		2	2
Total	$73	$—	$14	$—	$6	$—	$71	$—	$31	$—	$10	$205

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Unearned income, discounts, and net deferred loan fees and costs	$509	$595

Truist Financial Corporation 129

NOTE 6. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

(Dollars in millions)	Estimated Useful Life
				Dec 31, 2025	Dec 31, 2024
Land and land improvements	Indefinite			$762	$751
Buildings and building improvements	5	-	40	2,665	2,578
Furniture and equipment	3	-	15	1,305	1,494
Leasehold improvements				973	921
Construction in progress				103	87
Finance leases				38	38
Total				5,846	5,869
Less: Accumulated depreciation				(2,674)	(2,644)
Net premises and equipment				$3,172	$3,225

NOTE 7. Goodwill and Other Intangible Assets

The Company performed quantitative goodwill impairment analyses for its CSBB, WB, excluding Wealth, and Wealth reporting units as of October 1, 2025. Based on the results of the impairment analyses, the Company concluded that the fair values of the CSBB, WB, and Wealth reporting units exceeded their respective carrying values; therefore, there was no goodwill impairment. However, for the WB reporting unit, the fair value of the reporting unit exceeded its carrying value by slightly more than 10%, indicating that the goodwill of the WB reporting unit may remain at risk of impairment. The fair values of the CSBB, WB, and Wealth reporting units were estimated using the income approach and a market-based approach, weighted 50% and 50%, respectively. The Company monitored events and circumstances during the period from October 1, 2025 to December 31, 2025, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2025 quantitative valuations, and the sensitivity of the October 1, 2025 quantitative results to changes in assumptions as of December 31, 2025. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of December 31, 2025. Refer to “Note 1. Basis of Presentation” for additional information.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Activity during 2024 primarily relates to the segment realignment of the Wealth business into the WB segment and the divestiture of Sterling Capital Management, LLC. Refer to “Note 21. Operating Segments” for additional information on segments.

(Dollars in millions)	CSBB	WB	Total
Goodwill, January 1, 2024(1)	$13,503	$3,653	$17,156
Segment realignment	(1,498)	1,498	—
Divestitures	—	(32)	(32)
Adjustments and other	—	1	1
Goodwill, December 31, 2024(1)	12,005	5,120	17,125
Goodwill, December 31, 2025(1)	$12,005	$5,120	$17,125
(1)Includes accumulated impairment losses of $3.4 billion in the CSBB segment and $2.7 billion in the WB segment.

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	December 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,242	$(1,796)	$446	$2,453	$(1,837)	$616
Other, primarily client relationship intangibles	1,437	(627)	810	1,458	(524)	934
Total	$3,679	$(2,423)	$1,256	$3,911	$(2,361)	$1,550

The following table presents the estimated amortization expense of identifiable intangibles as of December 31, 2025 for the next five years and thereafter:

(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter
Estimated amortization expense	$252	$222	$196	$170	$80	$336

130 Truist Financial Corporation

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024	Dec 31, 2023
UPB of residential mortgage loan servicing portfolio	$285,966	$273,412	$269,068
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	228,383	218,475	213,399
Mortgage loans sold with recourse	138	146	173
Maximum recourse exposure from mortgage loans sold with recourse liability	91	91	109
Indemnification, recourse, and repurchase reserves	18	44	52

	As of / For the Year Ended December 31,
(Dollars in millions)	2025	2024	2023
UPB of residential mortgage loans sold from LHFS	$11,570	$10,639	$13,669
Pre-tax gains recognized on mortgage loans sold and held for sale	73	75	60
Servicing fees recognized from mortgage loans serviced for others	628	600	617
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%	0.27%
Weighted average interest rate on mortgage loans serviced for others	3.77	3.65	3.56

The following table presents a roll forward of residential MSRs recorded at fair value:

(Dollars in millions)	2025	2024	2023
Residential MSRs, carrying value, January 1	$3,431	$3,088	$3,428
Acquired	339	228	123
Additions	239	189	249
Sales	—	(2)	(531)
Change in fair value due to changes in valuation inputs or assumptions(1)	39	210	88
Realization of expected net servicing cash flows, passage of time, and other	(324)	(282)	(269)
Residential MSRs, carrying value, December 31	$3,724	$3,431	$3,088
(1)The year ended December 31, 2023 includes realized gains on the portfolio sale of excess servicing.

Truist Financial Corporation 131

The sensitivity of the fair value of the Company’s residential MSRs to changes in key assumptions is presented in the following table. The sensitivity calculations below are hypothetical and should not be considered predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in one assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change.

	December 31, 2025			December 31, 2024
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.1%	13.9%	7.2%	6.3%	11.2%	7.1%
Effect on fair value of a 10% increase			$(107)			$(89)
Effect on fair value of a 20% increase			(208)			(172)
OAS	1.4%	12.2%	4.4%	1.8%	12.5%	4.8%
Effect on fair value of a 10% increase			$(75)			$(70)
Effect on fair value of a 20% increase			(146)			(138)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%			99.7%
Adjustable-rate residential mortgage loans			0.3			0.3
Total			100.0%			100.0%
Weighted average life			7.6 years			7.6 years

Commercial Mortgage Activities

The following table summarizes commercial mortgage servicing activities:

	As of/Year-to-Date Ended
(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
UPB of CRE mortgages serviced for others	$26,152	$27,845
CRE mortgages originated during the year-to-date period	1,909	1,467
Commercial MSRs at fair value	228	265

132 Truist Financial Corporation

NOTE 9. Other Assets and Liabilities

Lessee Operating and Finance Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. The following tables present additional information on leases, excluding leases related to the lease financing businesses:

	December 31, 2025		December 31, 2024
(Dollars in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets	$1,045	$14	$1,015	$17
Maturities of lease liabilities:
2026	$267	$3
2027	276	3
2028	214	3
2029	166	2
2030	128	2
Thereafter	424	7
Total lease payments	1,475	20	$1,490	$22
Less: imputed interest	199	4	189	3
Total lease liabilities	$1,276	$16	$1,301	$19
Weighted average remaining term	6.7 years	7.6 years	6.7 years	7.8 years
Weighted average discount rate	3.8%	5.2%	3.5%	5.1%

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating lease costs	$279	$280	$285

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Other income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Assets held under operating leases(1)(2)	$1,838	$1,843
Accumulated depreciation	(527)	(539)
Net	$1,311	$1,304
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $4 million and $18 million at December 31, 2025 and December 31, 2024, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance consists of life insurance policies held on certain current and former directors, officers, and teammates for which the Company is the beneficiary. The carrying value of bank-owned life insurance was $8.5 billion and $7.8 billion at December 31, 2025 and December 31, 2024, respectively.

Truist Financial Corporation 133

NOTE 10. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Noninterest-bearing deposits	$105,092	$107,451
Interest-bearing deposits:
Interest checking	117,830	109,042
Money market and savings	139,044	137,307
Time deposits	38,432	36,724
Total deposits	$400,398	$390,524
Time deposits greater than $250,000	$11,005	$10,041

The following table presents time deposit maturities:

(Dollars in millions)	2026	2027	2028	2029	2030
Future time deposit maturities	$35,443	$1,552	$845	$175	$417

NOTE 11. Borrowings

Short-Term Borrowings

The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes, and short-term FHLB advances. The carrying value of FHLB advances classified as short-term borrowings was $22.1 billion and $17.4 billion at December 31, 2025 and 2024, respectively. Additionally, securities sold short, which are used for client-related trading activities, are classified as Short-term borrowings in the Consolidated Balance Sheets. Refer to “Note 18. Fair Value Disclosures” for additional information on securities sold short and “Note 3. Securities Financing Activities” for information on securities sold under repurchase agreements.

Long-Term Debt

The types of long-term debt that have been, or may be, used by the Company include fixed and floating rate senior and subordinated notes and FHLB advances, which are typically prepayable and may be used for short-term liquidity management. The majority of long-term debt is redeemable at our option at one or more dates prior to contractual maturity. The effective rate is calculated based on the weighted-average yield, includes the impact of purchase accounting and excludes hedge accounting impacts. The following table presents a summary of long-term debt:

(Dollars in millions)	Dec 31, 2025					Dec 31, 2024
				Effective Rate	Carrying Amount	Carrying Amount
	Maturity
Truist Financial Corporation:
Fixed rate senior notes	2027	to	2036	4.82%	$20,093	$22,134
Fixed rate subordinated notes	2026		2033	4.36	1,818	1,828
Capital notes	2027		2028	5.64	639	634
Truist Bank:
Fixed rate senior notes	2027		2033	4.48	4,476	1,744
Floating rate senior notes	2028		2028	4.54	499	—
Fixed rate subordinated notes	2026		2030	3.20	3,553	4,771
Floating rate FHLB advances	2026		2027	3.90	9,450	2,400
Other long-term debt(1)					1,435	1,445
Total long-term debt					$41,963	$34,956
(1)Includes debt associated with finance leases and tax credit investments.

In January 2026, the Parent Company issued $1.3 billion principal amount of fixed-to-floating rate senior notes with an interest rate of 4.60% due January 27, 2032. Additionally, Truist Bank issued $1.3 billion principal amount of fixed-to-floating rate senior notes with an interest rate of 4.14% due January 27, 2029 and $350 million principal amount of floating rate senior notes due January 27, 2029.

In February 2026, the Parent Company announced that it will redeem $1.3 billion principal amount of senior notes due on March 2, 2027 on the redemption date of March 2, 2026.
134 Truist Financial Corporation

The following table presents future debt maturities:

(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter
Future debt maturities
Truist Financial Corporation	$200	$3,834	$1,083	$4,876	$2,247	$10,310
Truist Bank(1)	4,534	7,802	2,008	1,991	1,207	1,875
Total long-term debt	$4,734	$11,636	$3,091	$6,867	$3,454	$12,185
(1)Amounts include imputed interest of $4 million related to finance leases.

NOTE 12. Shareholders’ Equity

Dividend Activity

The following table presents total dividends declared per share of common and preferred stock:

(Dollars in millions, except per share data)	Dividends Per Share			Aggregate Dividends
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Common stock	$2.08	$2.08	$2.08	$2,672	$2,770	$2,770
Preferred stock:
Series I	5,101.20	6,159.69	5,825.58	8	11	10
Series J	5,217.48	6,276.92	5,942.17	5	6	6
Series L	—	8,781.70	8,433.30	—	66	63
Series M	5,125.00	5,125.00	5,125.00	26	26	26
Series N	1,667.25	1,200.00	1,200.00	113	82	82
Series O	1,312.50	1,312.50	1,312.50	30	30	30
Series P	1,175.63	1,237.50	1,237.50	47	49	49
Series Q	1,275.00	1,275.00	1,275.00	51	51	51
Series R	1,187.50	1,187.50	1,187.50	44	44	44
Total preferred stock				$324	$365	$361

Common Stock

In December 2025, Truist announced that its Board authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority from June 2024, as part of Truist’s overall capital distribution strategy. For the year ended December 31, 2025, the Company repurchased $2.5 billion of common stock, including excise tax, which represented 59.5 million shares, through open market repurchases under the June 2024 repurchase plan. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At December 31, 2025, Truist had remaining authorization to repurchase up to $10.0 billion of common stock under the December 2025 repurchase plan. In the first quarter of 2026, the Company repurchased $1.1 billion of common stock through open market repurchases.

Truist Financial Corporation 135

Preferred Stock

Dividends on the preferred stock are non-cumulative and payable when declared by the Board or a duly authorized committee of the Board. The Company issued depositary shares, each of which represents a fractional ownership interest in a share of the Company’s preferred stock. The preferred stock has no stated maturity, and redemption is solely at the option of the Company in whole or in part after the earliest redemption date at the liquidation preference plus declared and unpaid dividends. Prior to the redemption date, the Company has the option to redeem in whole, but not in part, upon the occurrence of a regulatory capital treatment event. The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2025:

Preferred Stock Issue (Dollars in millions)	Issuance Date	Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate		Dividend Payments
Series I	12/6/2019	12/15/2024	$173	$168	Variable	(1)	Quarterly
Series J	12/6/2019	12/15/2024	103	92	Variable	(2)	Quarterly
Series M	12/6/2019	12/15/2027	500	516	5.125%	(3)	Semi-annually(6)
Series N	7/29/2019	9/1/2024	1,700	1,684	Variable	(4)	Semi-annually
Series O	5/27/2020	6/1/2025	575	559	5.250%		Quarterly
Series Q	6/19/2020	3/1/2030	1,000	992	5.100%	(5)	Semi-annually
Series R	8/3/2020	9/1/2025	925	905	4.750%		Quarterly
Total			$4,976	$4,916
(1)Dividend rate is the greater of 4.00% or 3-month SOFR plus 0.79161%.
(2)Dividend rate is the greater of 4.00% or 3-month SOFR plus 0.90661%.
(3)Fixed dividend rate will reset on December 15, 2027, then dividend rate will be 3-month SOFR plus 3.04761%.
(4)On each fifth anniversary of the rate reset date, the dividend rate is updated to the five-year U.S. Treasury rate plus 3.003%.
(5)Fixed dividend rate will reset on September 1, 2030, and on each following tenth anniversary of the reset date to the ten-year U.S. Treasury rate plus 4.349%.
(6)Dividend payments become quarterly after dividend rate reset.

Redemptions

During 2025, the Company redeemed all 40,000 outstanding shares of its fixed rate reset non-cumulative perpetual preferred stock series P and the corresponding 1,000,000 depositary shares representing fractional interests in such series at a redemption price of $1,000 per depositary share (equivalent to $25,000 per share of preferred stock) plus any accrued and unpaid dividends, for $1.0 billion. This preferred stock redemption was in accordance with the terms of the Company’s Articles of Incorporation.

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

136 Truist Financial Corporation

NOTE 13. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2023	$(1,535)	$(78)	$(9,395)	$(2,588)	$(5)	$(13,601)
OCI before reclassifications, net of tax	406	(260)	925	—	3	1,074
Amounts reclassified from AOCI:
Before tax	65	49	(385)	306	—	35
Tax effect	15	11	(77)	65	—	14
Amounts reclassified, net of tax	50	38	(308)	241	—	21
Total OCI, net of tax	456	(222)	617	241	3	1,095
AOCI balance, December 31, 2023	(1,079)	(300)	(8,778)	(2,347)	(2)	(12,506)
OCI before reclassifications, net of tax(1)	430	(835)	(497)	—	(4)	(906)
Amounts reclassified from AOCI:
Before tax	1	359	6,154	288	—	6,802
Tax effect	—	85	1,452	66	—	1,603
Amounts reclassified, net of tax	1	274	4,702	222	—	5,199
Total OCI, net of tax	431	(561)	4,205	222	(4)	4,293
AOCI balance, December 31, 2024	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
OCI before reclassifications, net of tax	266	421	1,481	—	6	2,174
Amounts reclassified from AOCI:
Before tax	1	349	(278)	276	—	348
Tax effect	—	82	(64)	60	—	78
Amounts reclassified, net of tax	1	267	(214)	216	—	270
Total OCI, net of tax	267	688	1,267	216	6	2,444
AOCI balance, December 31, 2025	$(381)	$(173)	$(3,306)	$(1,909)	$—	$(5,769)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income
(1)Includes the impact of the remeasurement of the pension plan and the reduction of pension benefit obligations following the sale of TIH. Refer to “Note 15. Benefit Plans” for additional information.
Truist Financial Corporation 137

NOTE 14. Income Taxes

The components of the income tax provision or benefit are as follows:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Current provision (benefit):
Federal	$1,052	$(514)	$1,012
State and local	115	(15)	135
Current provision (benefit)	1,167	(529)	1,147
Deferred provision (benefit):
Federal	(168)	45	(390)
State and local	43	(72)	(19)
Deferred provision (benefit)	(125)	(27)	(409)
Total provision (benefit) for income taxes:
Federal	884	(469)	622
State and local	158	(87)	116
Provision (benefit) for income taxes	$1,042	$(556)	$738

The components of income taxes paid are as follows:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Federal	$54	$493	$538
State and local
California	26	*	*
New York	21	*	*
New York City	17	*	*
North Carolina	14	*	*
Florida	*	*	45
Other	60	337	197
Total state and local	138	337	242
Total income taxes paid	$192	$830	$780
*The amount of income taxes paid during the year did not meet the 5% disaggregation threshold.

138 Truist Financial Corporation

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company’s actual provision for income taxes and effective tax rate is presented in the following table:

	Year Ended December 31,
	2025		2024		2023
(Dollars in millions)	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes	Amount	% of Income Before Taxes
Federal income taxes at statutory rate	$1,333	21.0%	$(126)	21.0%	$(161)	21.0%
State and local income taxes, net of federal income tax effect(1)	126	2.0	(61)	10.1	99	(12.9)
Tax credits, net of amortization and other tax benefits
Low income housing tax credits	(127)	(2.0)	(111)	18.5	(102)	13.3
Energy related credits	(111)	(1.8)	(93)	15.5	(31)	4.1
New market tax credits	(33)	(0.5)	(32)	5.3	(30)	3.9
Other tax credits	(1)	—	(15)	2.5	(11)	1.4
Nontaxable or nondeductible items
Tax-exempt income	(204)	(3.2)	(195)	32.4	(203)	26.5
Nondeductible goodwill	—	—	—	—	1,276	(166.8)
Internal legal entity restructuring	—	—	—	—	(191)	25.0
Other	66	1.0	79	(13.1)	96	(12.5)
Changes in unrecognized tax benefits	(7)	(0.1)	(13)	2.2	(10)	1.3
Other adjustments	—	—	11	(1.9)	6	(0.8)
Provision (benefit) for income taxes	$1,042	16.4	$(556)	92.5	$738	(96.5)
(1)For the Year Ended December 31, 2025, state and local taxes in California, New York City, North Carolina, and Florida made up the majority (greater than 50 percent) of the tax effect in this category. For the Year Ended December 31, 2024 state taxes in Tennessee, Georgia, and Florida made up the majority (greater than 50 percent) of the tax effect in this category. For the year ended December 31, 2023 state and local taxes in Florida, New York City, New York, North Carolina, and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

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

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
DTAs:
Net unrealized losses in AOCI	$1,805	$2,541
ALLL	1,201	1,150
Employee compensation and benefits	753	705
Federal and state NOLs and other carryforwards	599	163
Operating lease liability	314	319
Accruals and reserves	233	265
Research or experimental expenditures	209	365
Other	14	15
Total gross DTAs	5,128	5,523
Valuation allowance	(106)	(104)
Total DTAs net of valuation allowance	5,022	5,419
DTLs:
Pension	2,010	1,914
Goodwill and other intangible assets	392	409
MSRs	329	286
ROU assets	254	245
Equipment and auto leasing	232	269
Loans	91	195
Other	207	156
Total DTLs	3,515	3,474
Net DTA	$1,507	$1,945

Truist Financial Corporation 139

The DTAs include certain federal and state NOLs and tax credit carryforwards that will expire, if not utilized, in varying amounts beginning in 2026. The Company had a valuation allowance recorded against certain state NOL carryforwards of $98 million and $104 million at December 31, 2025 and 2024, respectively.

The following table provides a rollforward of the Company’s gross federal and state UTBs, excluding interest and penalties:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Balance, January 1	$91	$80
Increases in UTBs related to prior years	2	4
Decreases in UTBs related to prior years	(7)	—
Increases in UTBs related to the current year	9	27
Decreases in UTBs related to settlements	(5)	—
Decreases in UTBs related to lapse of the applicable statutes of limitations	(9)	(20)
Balance, December 31	$81	$91

The amount of UTBs that would favorably affect the Company’s effective tax rate, if recognized, was $65 million and $74 million at December 31, 2025 and 2024, respectively. Interest and penalties related to UTBs are recorded in the Provision for income taxes in the Consolidated Statements of Income. The Company had a gross liability of $16 million and $13 million for interest and penalties related to its UTBs at December 31, 2025 and 2024, respectively. The amount of gross expense related to interest and penalties on UTBs was immaterial.

The Company files U.S. federal, state, and local income tax returns. The Company’s federal income tax returns are no longer subject to assessment by the IRS for taxable years prior to 2022. The IRS is currently examining the Company’s 2022 consolidated federal income tax return. With limited exceptions, the Company is no longer subject to assessment by state and local taxing authorities for taxable years prior to 2020.

140 Truist Financial Corporation

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

		Year Ended December 31,
(Dollars in millions)	Location	2025	2024	2023
Net periodic pension cost:
Service cost(1)	Personnel expense	$272	$319	$341
Interest cost	Other expense	457	444	446
Estimated return on plan assets	Other expense	(971)	(951)	(909)
Net amortization and other	Other expense	—	1	78
Net periodic benefit cost (income)		(242)	(187)	(44)
Pre-tax amounts recognized in OCI:
Net actuarial loss (gain)		(341)	(550)	(567)
Net amortization		—	(1)	(78)
Net amount recognized in OCI		(341)	(551)	(645)
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax		$(583)	$(738)	$(689)
Weighted average assumptions used to determine net periodic pension cost:
Discount rate(2)		5.82%	5.12%	5.30%
Expected long-term rate of return on plan assets		6.70	6.80	6.70
Cash balance interest crediting rate		4.00	4.50	4.50
Assumed long-term rate of annual compensation increases		4.50	4.50	4.50
(1)Includes $10 million and $22 million for the years ended December 31, 2024 and 2023, respectively, of service cost reported in net income from discontinued operations for the qualified defined benefit pension plan for employees of TIH.
(2)The 2024 rate represents the beginning of the year assumptions. Following the sale of TIH, the weighted average assumed discount rate was updated from 5.12% to 5.78%.

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, Truist considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in the Company’s Investment Policy Statement. For 2026, the expected rate of return on plan assets is 6.7%.

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

Truist Financial Corporation 141

Activity in the projected benefit obligation is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2025	2024	2025	2024
Projected benefit obligation, January 1	$7,443	$7,994	$565	$659
Service cost	256	294	16	25
Interest cost	425	411	32	33
Actuarial (gain) loss(1)	191	(862)	51	(100)
Benefits paid	(341)	(318)	(35)	(30)
Other(2)	—	(76)	—	(22)
Projected benefit obligation, December 31	$7,974	$7,443	$629	$565
Accumulated benefit obligation, December 31	$7,206	$6,816	$551	$536
Weighted average assumptions used to determine projected benefit obligations:
Weighted average assumed discount rate	5.80%	5.82%	5.80%	5.82%
Assumed rate of annual compensation increases	4.50	4.50	4.50	4.50
(1)The changes in the accumulated benefit obligation for the qualified and nonqualified plans were driven by changes in the weighted average assumed discount rates at December 31, 2025 and 2024.
(2)In 2024, the Company recognized a gain related to the remeasurement of the plan following the sale of TIH.

Activity in plan assets is presented in the following table:

	Year Ended December 31,
(Dollars in millions)	Qualified Plan		Nonqualified Plans
	2025	2024	2025	2024
Fair value of plan assets, January 1	$14,681	$14,558	$—	$—
Actual return on plan assets	1,555	441	—	—
Employer contributions	—	—	35	30
Benefits paid	(341)	(318)	(35)	(30)
Fair value of plan assets, December 31	$15,895	$14,681	$—	$—
Funded status, December 31	$7,921	$7,238	$(629)	$(565)

The following are the pre-tax amounts recognized in AOCI:

(Dollars in millions)	Qualified Plan		Nonqualified Plans
	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024
Prior service credit (cost)	$—	$(1)	$—	$1
Net actuarial gain (loss)	(465)	(857)	1	52
Net amount recognized	$(465)	$(858)	$1	$53

Truist may periodically make contributions to the qualified pension plan based on the plan’s funded status and other factors in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Truist does not currently expect contributions for 2026. For the nonqualified plans, employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2026	$375	$34
2027	391	39
2028	408	35
2029	428	36
2030	447	37
2031-2035	2,557	209

142 Truist Financial Corporation

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

Truist periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. Truist has established guidelines within each asset category that are designed to appropriately balance risk and reward. The following table presents the fair values of the qualified pension plan assets by asset category:

(Dollars in millions)	Target Allocation		December 31, 2025			December 31, 2024
	Min	Max	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents(1)	—%	5%	$314	$314	$—	$167	$167	$—
U.S. equity securities	16	26	3,608	2,559	1,049	4,005	2,774	1,231
International equity securities	4	14	1,711	96	1,615	1,639	240	1,399
Fixed income securities(2)	55	65	8,645	13	8,632	7,667	13	7,654
Total			$14,278	$2,982	$11,296	$13,478	$3,194	$10,284
(1)Includes funds held in a short-term, government money-market fund.
(2)Includes funds invested in fixed income securities.

International equity securities include certain pooled investment vehicles, such as a common/commingled fund, which consist of assets from several investors, pooled together, to reduce management and administration costs. At December 31, 2025 and 2024, investments totaling $1.5 billion and $1.1 billion, respectively, have been excluded from the table above as these investments are valued based on net asset value as a practical expedient.

Defined Contribution Plans

Truist offers a 401(k) Savings Plan and other defined contribution plans that permit teammates to contribute up to 50% of cash compensation. On January 1, 2024, Truist updated its matching contribution to match up to 4% of the employee’s compensation for full-time teammates who are 21 years of age or older with one year or more of service and may provide an additional limited discretionary matching contribution. Prior to January 1, 2024, Truist made matching contributions of up to 6% of the employee’s compensation. The Company’s contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $150 million, $190 million and $206 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Truist Financial Corporation 143

Equity-Based Compensation Plans

At December 31, 2025, RSAs, RSUs, and PSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining teammates, directors, and independent contractors and to align the interests of eligible participants with those of Truist and its shareholders.

The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Until vested, certain of these awards are subject to forfeiture under specified circumstances. The fair value of RSUs and PSUs is based on the common stock price on the grant date less the present value of expected dividends that will be foregone during the vesting period, except for components of PSUs that are valued based on the probable payout as of the grant date of target performance and estimating the fair value associated with a probable payout at target. Substantially all awards are granted in February of each year. Grants to non-executive teammates primarily consist of RSUs.

The following table provides a summary of the equity-based compensation plans and typical range of vesting periods for teammates:

(Shares in thousands)	Dec 31, 2025
Shares available for future grants	15,001
Vesting period, minimum	1.0 year
Vesting period, maximum	7.0 years

The following table presents a summary of selected data related to equity-based compensation costs:

	As of / For the Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Equity-based compensation expense	$317	$292	$298
Income tax benefit from equity-based compensation expense	75	69	70
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	270	169	170
Grant date fair value of equity-based awards that vested during the year	302	260	258
Unrecognized compensation cost related to equity-based awards	258	258	240
Weighted-average life over which compensation cost is expected to be recognized	2.5 years	2.5 years	2.5 years

The following table presents the activity related to awards of RSUs, PSUs, and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2025	22,363	38.87
Granted	9,299	41.21
Vested	(6,512)	46.18
Forfeited	(1,383)	38.24
Nonvested at December 31, 2025	23,767	37.86

Other Benefits

There are various other employment-related contracts, deferred compensation arrangements, and restrictive covenants with selected members of management and certain retirees as well as an employee stock purchase plan. These plans and their obligations are not material to the financial statements.

144 Truist Financial Corporation

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

Tax Credit and Certain Equity Investments

The Company invests in certain affordable housing projects throughout its market area as a means of supporting local communities. Truist receives tax credits related to these investments, for which the Company typically acts as a limited partner and therefore does not exert control over the operating or financial policies of the partnerships. Truist typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. The Company has determined that these investments in certain affordable housing projects are VIEs. Truist’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments, and any related loans to the entity, exclusive of any potential tax recapture associated with the investments. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured.

The Company invests as a limited partner in certain projects through the New Market Tax Credit program, which is a Federal financial program aimed to stimulate business and real estate investment in underserved communities via a Federal tax credit. These tax credits, referred to as “Other qualified tax credits” below, qualify for the proportional amortization method. The Company holds Production Tax Credit investments, a number of which are eligible for the proportional amortization method and are included in “Other qualified tax credits” below.

The Company also invests as a limited partner in entities that promote renewable energy sources. The Company has determined that these renewable energy tax credit partnerships are VIEs. The Company has concluded that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the financial performance and therefore, it is not required to consolidate these VIEs. The Company’s maximum exposure to loss related to these investments is limited to its equity investments in these partnerships and any additional unfunded equity commitments.

Truist has investments in private equity and certain other equity method investments which may have future funding commitments. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

The following table summarizes certain tax credit and certain equity investments:

(Dollars in millions)	Balance Sheet Location	Dec 31, 2025	Dec 31, 2024
Investments in affordable housing projects and other qualified tax credits:
Carrying amount	Other assets	$8,049	$7,782
Amount of future funding commitments included in carrying amount	Other liabilities	2,531	2,667
Lending exposure	Loans and leases for funded amounts	2,341	2,376
Renewable energy investments:
Carrying amount	Other assets	736	551
Amount of future funding commitments not included in carrying amount	NA	719	702
SBIC and certain other equity method investments:
Carrying amount	Other assets	1,015	878
Amount of future funding commitments not included in carrying amount	NA	626	613

Truist Financial Corporation 145

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity. Activity related to the Company’s renewable energy investments, other than qualified tax credits, was immaterial and excluded from the table below.

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2025	2024	2023
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments	Provision for income taxes	$804	$723	$624
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$737	$662	$586
Other community development investments	Other noninterest income	10	11	11

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including letters of credit and financial guarantee arrangements.

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

Truist has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require Truist to reimburse the investor for a share of any loss that is incurred after the disposal of the property securing the loan. Truist also issues standard representations and warranties related to mortgage loan sales to GSEs. Refer to “Note 8. Loan Servicing” for additional disclosures related to these exposures.

Letters of credit and financial guarantees are unconditional commitments issued by Truist to guarantee the performance of a client to a third party. These guarantees are primarily issued to support borrowing arrangements, including commercial paper issuance, bond financing, and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and, as such, the instruments are collateralized when necessary.

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Commitments to extend, originate, or purchase credit and other commitments	$230,007	$210,645
Residential mortgage loans sold with recourse	138	146
CRE mortgages serviced for others covered by recourse provisions	9,421	9,985
Maximum recourse exposure	2,786	2,940
Recorded reserves related to CRE mortgages recourse exposure	10	11
Other loans serviced for others covered by recourse provisions	2,803	2,022
Maximum recourse exposure	80	66
Letters of credit and financial guarantees	9,347	7,532

146 Truist Financial Corporation

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

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Total return swaps:
VIE assets	$2,117	$1,854
Trading loans and bonds	1,909	1,473
VIE liabilities	285	356

The Company concluded that the associated VIEs should be consolidated because the Company has (i) the power to direct the activities that most significantly impact the economic performance of the VIEs and (ii) the obligation to absorb losses and the right to receive benefits, which could potentially be significant. The activities of the VIEs are restricted to buying and selling the reference assets, and the risks/benefits of any such assets owned by the VIEs are passed to the third-party clients via the TRS contracts.

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

In the ordinary course of business, Truist indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending litigation related to their status or activities as officers or directors. Truist also issues standard representations and warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnification arrangements provide similar indemnifications to Truist. Although these agreements often do not specify limitations, Truist does not believe that any payments related to these guarantees would materially change the financial position or results of operations of Truist.

As a member of the FHLB, Truist is required to maintain a minimum investment in capital stock. The board of directors of the FHLB can increase the minimum investment requirements if it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase Truist’s investment in the FHLB depends entirely upon the occurrence of a future event, potential future investments in the FHLB stock are not determinable.

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

Truist Financial Corporation 147

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, certain derivative agreements, and borrowings or borrowing capacity, as well as to fund certain obligations related to nonqualified defined benefit and defined contribution retirement plans and for other purposes as required or permitted by law. Assets pledged to the FHLB and Federal Reserve are subject to applicable asset discounts when determining borrowing capacity. The Company has capacity for secured financing from both the Federal Reserve and FHLB and letters of credit from the FHLB. The Company’s letters of credit from the FHLB can be used to secure various client deposits, including public fund relationships. Excluding assets related to nonqualified benefit plans, the majority of the agreements governing the pledged assets do not permit the other party to sell or repledge the collateral. The following table provides the total carrying amount of pledged assets by asset type:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Pledged securities	$40,144	$48,058
Pledged loans:
Federal Reserve	108,214	93,497
FHLB	74,767	71,931
Unused borrowing capacity:
Federal Reserve	84,160	72,040
FHLB	23,464	31,411

Legal Proceedings and Other Legal Matters

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

The course and outcome of legal matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we often are unable to determine how or when actual or threatened legal proceedings and other matters will be resolved and what losses may be incrementally and ultimately incurred. It is possible that the ultimate resolution of these matters, including the matter described below, if unfavorable, may be material to the consolidated financial position, consolidated results of operations, or consolidated cash flows of Truist, or cause significant reputational consequences.

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

Truist also provides estimates of reasonably possible losses, including for disclosed matters, when potential losses become reasonably possible and the amount of loss can be reasonably estimated. The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $150 million in the aggregate as of December 31, 2025. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

For certain matters, Truist may be unable to estimate the loss or range of loss, even if it believes that a loss is probable or reasonably possible, until developments in the matter provide additional information sufficient to support such an estimate. These matters are not accrued for and are not reflected in the estimate of reasonably possible losses.

148 Truist Financial Corporation

The following is a description of a legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class sought a return of up to $452 million in paid overdraft fees plus prejudgment interest, which based on this amount of claimed fees would have been estimated at approximately $463 million as of December 31, 2025.

On March 4, 2024, the trial court issued an order granting in part and denying in part Truist’s motions to amend the class definition to narrow the scope of the class, to compel arbitration against certain class members, and for summary judgment. Truist and the class separately appealed to the Georgia Court of Appeals, which affirmed the order in part and reversed it in part on February 20, 2025. Truist’s petitions seeking further review by the Georgia Supreme Court and the U.S. Supreme Court were denied. As a result of all of these rulings, the amount of paid overdraft fees and prejudgment interest at issue in the case was reduced.

On January 20, 2026, without any admission of liability or wrongdoing, Truist entered into a settlement agreement with the class to resolve the case. Under the settlement, which is subject to court approval, Truist will contribute up to $240 million to a settlement fund that will be used to pay fees and expenses of class counsel, costs of settlement administration, an incentive payment for the class representative, and valid claims submitted by class members. The court granted preliminary approval of the settlement on January 23, 2026, and scheduled a hearing on final approval for May 26, 2026.

Truist Financial Corporation 149

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

Truist is subject to various regulatory capital requirements administered by the U.S. banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated pursuant to regulatory directives. Truist’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Truist is in compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2025 and 2024, Truist and Truist Bank were classified as “well-capitalized,” and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures are established by capital-adequacy regulations and require Truist to maintain minimum capital ratios. Risk-based capital ratios, which include CET1, Tier 1 capital, and Total capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. The following table provides additional detail on regulatory capital ratios:

(Dollars in millions)	Minimum Capital	Well-Capitalized	December 31, 2025		December 31, 2024
			Ratio	Amount	Ratio	Amount
Truist Financial Corporation:
CET1(1)	4.5%	NA	10.8%	$48,027	11.5%	$48,225
Tier 1 capital(1)	6.0	6.0	11.9	52,940	12.9	54,128
Total capital(1)	8.0	10.0	13.8	61,255	15.0	62,583
Leverage	4.0	NA	10.0	52,940	10.5	54,128
Supplementary leverage	3.0	NA	8.3	52,940	8.8	54,128
Truist Bank:
CET1(1)	4.5	6.5	11.8	51,235	12.6	51,440
Tier 1 capital(1)	6.0	8.0	11.8	51,235	12.6	51,440
Total capital(1)	8.0	10.0	13.3	57,984	14.3	58,172
Leverage	4.0	5.0	9.8	51,235	10.1	51,440
Supplementary leverage	3.0	NA	8.2	51,235	8.5	51,440
(1)Truist is subject to an SCB requirement of 2.5% in addition to the minimum capital requirements as of December 31, 2025. Truist’s SCB requirement, received in the 2025 CCAR process, is effective from October 1, 2025 to September 30, 2027. Truist Bank is subject to a CCB requirement of 2.5%. The SCB and CCB are amounts above the minimum levels designed to enhance the capitalization of banks.

As an approved seller/servicer, Truist Bank is required to maintain minimum levels of capital as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC, and FNMA. At December 31, 2025 and 2024, Truist Bank’s capital was above all required levels specified by these agencies.

150 Truist Financial Corporation

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2025 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$244	$—	$244	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	301	—	301	—	—
Corporate and other debt securities	1,970	—	1,970	—	—
Loans	2,168	—	2,168	—	—
Equity securities	1,065	1,065	—	—	—
Total trading assets	5,790	1,065	4,725	—	—
AFS securities:
U.S. Treasury	12,792	—	12,792	—	—
GSE	460	—	460	—	—
Agency MBS – residential	48,226	—	48,226	—	—
Agency MBS – commercial	3,200	—	3,200	—	—
States and political subdivisions	350	—	350	—	—
Other	14	—	14	—	—
Total AFS securities	65,042	—	65,042	—	—
LHFS	1,622	—	1,622	—	—
Loans and leases	11	—	—	11	—
Loan servicing rights at fair value	3,972	—	—	3,972	—
Other assets:
Derivative assets	1,343	1,157	1,961	4	(1,779)
Equity securities	382	293	89	—	—
Total assets	$78,162	$2,515	$73,439	$3,987	$(1,779)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$639	$—	$639	$—	$—
Short-term borrowings:
Securities sold short	2,185	652	1,533	—	—
Other trading liabilities	209	—	209	—	—
Other liabilities:
Derivative liabilities	1,797	623	3,959	33	(2,818)
Total liabilities	$4,830	$1,275	$6,340	$33	$(2,818)

Truist Financial Corporation 151

December 31, 2024 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$143	$—	$143	$—	$—
GSE	41	—	41	—	—
States and political subdivisions	786	—	786	—	—
Corporate and other debt securities	1,679	—	1,679	—	—
Loans	1,671	—	1,671	—	—
Equity securities	413	413	—	—	—
Other	367	267	100	—	—
Total trading assets	5,100	680	4,420	—	—
AFS securities:
U.S. Treasury	14,411	—	14,411	—	—
GSE	403	—	403	—	—
Agency MBS – residential	49,959	—	49,959	—	—
Agency MBS – commercial	2,293	—	2,293	—	—
States and political subdivisions	382	—	382	—	—
Other	16	—	16	—	—
Total AFS securities	67,464	—	67,464	—	—
LHFS	1,233	—	1,233	—	—
Loans and leases	13	—	—	13	—
Loan servicing rights at fair value	3,708	—	—	3,708	—
Other assets:
Derivative assets	966	1,147	1,675	2	(1,858)
Equity securities	305	298	7	—	—
Total assets	$78,789	$2,125	$74,799	$3,723	$(1,858)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$192	$—	$192	$—	$—
Short-term borrowings:
Securities sold short	1,694	358	1,336	—	—
Other trading liabilities	202	—	202	—	—
Other liabilities:
Derivative liabilities	2,286	569	4,088	43	(2,414)
Total liabilities	$4,374	$927	$5,818	$43	$(2,414)
(1)Refer to “Note 19. Derivative Financial Instruments” for additional discussion on netting adjustments.

At December 31, 2025 and December 31, 2024, investments totaling $622 million and $535 million, respectively, have been excluded from the tables above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

The following discussion focuses on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Available for Sale and Trading Securities: Securities accounted for at fair value include both the available-for-sale and trading portfolios. The Company uses prices obtained from pricing services, dealer quotes, or recent trades to estimate the fair value of securities. The majority of AFS securities were priced by third-party vendors whereas trading securities are priced internally. Management independently evaluates the fair values of AFS securities and trading securities through comparisons to external pricing sources, review of additional information provided by the pricing service and other third-party sources for selected securities and back-testing to compare the price realized on any security sales to the pricing information received from the pricing service. Fair value measurements for trading securities are derived from observable market-based information including overall market conditions, recent trades, comparable securities, broker quotes, and FINRA’s Trade Reporting and Compliance Engine data when determining the value of a position. Security prices are also validated through actual cash settlement upon the sale of a security. As described by security type below, additional inputs may be used, or some inputs may not be applicable.

152 Truist Financial Corporation

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

GSE securities and agency MBS: GSE securities consist of debt obligations issued by GSEs, such as FNMA, FHLMC, and FHLB, as well as U.S. agency securities that are backed by the full faith and credit of the U.S. government. Agency MBS includes pass-through securities and CMOs issued by GSEs and U.S. government agencies, such as FNMA, FHLMC, and GNMA. Each security contains a guarantee by the issuing GSE or agency. GSE pass-through securities are valued using market-based pricing matrices that reference observable inputs including benchmark to-be-announced security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE CMOs are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes, and market research reports, the characteristics of a specific tranche, market convention prepayment speeds, and benchmark yield curves as described above.

States and political subdivisions: The Company’s investments in U.S. states and political subdivisions include obligations of county and municipal authorities and agency bonds, which are general obligations of the municipality or are supported by a specified revenue source. These securities are valued using market-based pricing matrices that reference observable inputs including MSRB reported trades, issuer spreads, material event notices, and benchmark yield curves.

Corporate and other debt securities: These securities consist primarily of corporate bonds and commercial paper. Corporate bonds are senior and subordinated debt obligations of domestic corporations. The Company acquires commercial paper that is generally short-term in nature and highly rated. These securities are valued based on a review of quoted market prices for similar assets as well as through the various other inputs described above.

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

Loans and leases: Fair values for loans are based on a discounted cash flow methodology that considers credit loss expectations, market interest rates, and other market factors such as liquidity from the perspective of a market participant. The probability of default, loss given default, and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate is determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity.

Loan servicing rights: Residential MSRs are valued using an OAS valuation model to project cash flows over multiple interest rate scenarios and then are discounted at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience, and other observable market data. Commercial MSRs and other loan servicing rights are valued using a cash flow valuation model that calculates the present value of estimated future net servicing cash flows. The Company considers actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors that are determined based on current market conditions. Refer to “Note 8. Loan Servicing” for additional information on valuation techniques and inputs for loan servicing rights.

Derivative assets and liabilities: The Company holds derivative instruments for both trading and risk management purposes. These include exchange-traded futures or option contracts, OTC swaps, options, forwards, interest rate lock commitments, and risk participation agreements. The fair values of derivatives are determined based on quoted market prices and internal pricing models that use market observable assumptions for interest rates, foreign exchange, equity, and credit. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that are not expected to fund and include the value attributable to the net servicing fees. Funding rates are based on the Company’s historical data. The fair value attributable to servicing is based on discounted cash flows and is impacted by prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Refer to “Note 19. Derivative Financial Instruments” for additional information on derivative assets and liabilities.

Truist Financial Corporation 153

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

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2023	$18	$3,758	$(36)
Total realized and unrealized gains (losses):
Included in earnings	—	86	(36)
Purchases	—	123	—
Issuances	—	270	29
Sales	—	(531)	—
Settlements	(3)	(328)	24
Balance at December 31, 2023	15	3,378	(19)
Total realized and unrealized gains (losses):
Included in earnings	—	234	(61)
Purchases	—	228	—
Issuances	—	205	31
Sales	—	(2)	—
Settlements	(2)	(335)	8
Balance at December 31, 2024	$13	$3,708	$(41)
Total realized and unrealized gains (losses):
Included in earnings	—	42	9
Purchases	—	339	—
Issuances	—	262	27
Settlements	(2)	(379)	(24)
Balance at December 31, 2025	$11	$3,972	$(29)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2025	$—	$42	$(18)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income and other income

154 Truist Financial Corporation

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	December 31, 2025			December 31, 2024
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$2,168	$2,230	$(62)	$1,671	$1,697	$(26)
LHFS	1,622	1,592	30	1,233	1,232	1
Loans and leases	11	12	(1)	13	14	(1)
Brokered time deposits	639	642	(3)	192	195	(3)

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis still held as of period end with valuation adjustments recorded during the period. The carrying values represent end of period values, which approximate the fair value.

(Dollars in millions)	Fair Value Hierarchy	Dec 31, 2025	Dec 31, 2024
Carrying value:
LHFS	Level 3	4	4
Loans and leases(1)	Level 3	468	525
Other	Level 3	65	147
(1)Total loans and leases measured at fair value on a nonrecurring basis still held as of period end were $599 million and $682 million at December 31, 2025 and December 31, 2024, respectively.

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Valuation adjustments:
LHFS	$(69)	$(17)	$(58)
Loans and leases	(862)	(1,026)	(894)
Other	(308)	(301)	(305)

LHFS with valuation adjustments in the table above consist primarily of residential mortgages and commercial loans that are valued using market prices and measured at LOCOM.

Loans and leases consist of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated Statements of Income. Refer to “Note 1. Basis of Presentation” for additional discussion of individually evaluated loans and leases.

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

Truist Financial Corporation 155

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

		December 31, 2025		December 31, 2024
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$47,186	$39,130	$50,640	$40,286
Loans and leases, net of ALLL	Level 3	323,554	320,018	301,513	294,190
Financial liabilities:
Time deposits	Level 2	37,793	37,723	36,532	36,377
Long-term debt	Level 2	41,963	42,451	34,956	34,917

The carrying value of the RUFC, which approximates the fair value, was $317 million and $304 million at December 31, 2025 and December 31, 2024, respectively. Cash and due from banks, interest-bearing deposits with banks, securities borrowed or purchased under agreements to resell, and short-term borrowings are reflected in the Consolidated Balance Sheets at cost, which approximates the fair value due to the short-term nature of these instruments and their limited inherent credit risk.

156 Truist Financial Corporation

NOTE 19. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional or contractual amounts and estimated fair value of derivative instruments employed by the Company:

	December 31, 2025			December 31, 2024
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$97,135	$—	$—	$66,585	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	27,033	—	—	17,368	—	—
Swaps hedging AFS securities	26,751	—	—	30,126	—	—
Total	53,784	—	—	47,494	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	185,861	516	(944)	146,194	488	(1,706)
Written options	10,577	2	(18)	9,623	16	(49)
Purchased options	8,558	15	—	11,321	29	(1)
Futures and forwards	2,636	2	(14)	4,782	1	(2)
Foreign exchange contracts:
Swaps	13,647	450	(382)	7,397	128	(114)
Futures and forwards	27,008	338	(335)	21,966	311	(270)
Other	2,820	35	(33)	760	5	(4)
Equity contracts:
Written options	26,600	12	(2,278)	28,228	12	(2,102)
Purchased options	12,485	1,358	(121)	11,956	1,366	(23)
Other	1,386	11	(59)	1,730	6	(41)
Commodity contracts	8,340	322	(302)	10,988	318	(297)
Credit contracts:
Credit default swaps	900	—	—	685	—	—
Total return swaps	1,835	31	(7)	1,485	25	(13)
Risk participation agreements	8,863	—	(2)	7,388	—	(2)
Total	311,516	3,092	(4,495)	264,503	2,705	(4,624)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	11,035	—	—	20,696	—	—
Written options	1,288	14	—	1,932	32	(6)
Purchased options	10,465	10	(118)	8,910	60	(46)
Interest rate lock commitments	960	4	(2)	939	2	(13)
When issued securities, forward rate agreements, forward commitments, and futures	7,807	2	—	5,261	25	(11)
Total	31,555	30	(120)	37,738	119	(76)
Total derivatives not designated as hedges	343,071	3,122	(4,615)	302,241	2,824	(4,700)
Total derivatives	$493,990	3,122	(4,615)	$416,320	2,824	(4,700)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,585)	1,585		(1,408)	1,408
Cash collateral (received) posted for amounts subject to master netting arrangements		(194)	1,233		(450)	1,006
Net amount		$1,343	$(1,797)		$966	$(2,286)
Truist Financial Corporation 157

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets. Refer to “Note 3. Securities Financing Activities“ for information about the Company's securities financing transactions subject to master netting (or similar) arrangements.

December 31, 2025 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,836	$(1,157)	$679	$—	$679
Derivatives not subject to master netting arrangement or similar arrangement	129	—	129	—	129
Exchange traded derivatives	1,157	(622)	535	—	535
Total derivative assets	$3,122	$(1,779)	$1,343	$—	$1,343
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,171)	$2,196	$(975)	$77	$(898)
Derivatives not subject to master netting arrangement or similar arrangement	(821)	—	(821)	—	(821)
Exchange traded derivatives	(623)	622	(1)	—	(1)
Total derivative liabilities	$(4,615)	$2,818	$(1,797)	$77	$(1,720)

December 31, 2024 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,599	$(1,293)	$306	$—	$306
Derivatives not subject to master netting arrangement or similar arrangement	78	—	78	—	78
Exchange traded derivatives	1,147	(565)	582	—	582
Total derivative assets	$2,824	$(1,858)	$966	$—	$966
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,379)	$1,849	$(1,530)	$94	$(1,436)
Derivatives not subject to master netting arrangement or similar arrangement	(752)	—	(752)	—	(752)
Exchange traded derivatives	(569)	565	(4)	—	(4)
Total derivative liabilities	$(4,700)	$2,414	$(2,286)	$94	$(2,192)
(1)The fair value of held/pledged financial instruments is limited to the carrying amount of the associated derivative asset or liability.

The following table presents the carrying amount of hedged items in fair value hedging relationships:

	December 31, 2025			December 31, 2024
	Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount		Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
(Dollars in millions)		Items Currently Designated	Discontinued Hedges		Items Currently Designated	Discontinued Hedges
AFS securities(2)	$38,608	$104	$13	$43,621	$(503)	$15
Loans and leases	179	—	3	297	—	5
Long-term debt	28,194	70	(375)	29,469	(121)	(533)
(1)Carrying value shown represents amortized cost.
(2)As of December 31, 2025, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $27.4 billion, of which $16.4 billion was designated as hedged. As of December 31, 2024, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $30.5 billion, of which $18.0 billion was designated as hedged. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.

158 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes the impact on NII related to fair value hedges:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Investment securities:
Amounts related to settlements(1)	$284	$505	$470
Recognized on derivatives	(603)	978	(651)
Recognized on hedged items	606	(976)	651
Interest income gain (loss) recognized(2)	287	507	470
Loans and leases:
Amounts related to settlements(1)	(2)	(2)	(3)
Long-term debt:
Amounts related to settlements(1)	(212)	(246)	(195)
Recognized on derivatives	188	(45)	(136)
Recognized on hedged items	(188)	(15)	152
Interest expense gain (loss) recognized	(212)	(306)	(179)
Net interest income gain (loss) recognized, total	$73	$199	$288
(1)Includes amounts related to active and terminated hedges. Prior period balances have been conformed to current period presentation.
(2)Includes income recognized from securities with terminated hedges that were reclassified to HTM of $38 million, $40 million, and $44 million for the years ended December 31, 2025, 2024, and 2023, respectively. The income recognized was offset by the amortization of the fair value mark. Refer to “Note 4. Investment Securities” for additional information on the hedge basis adjustment.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$551	$(1,094)	$(340)
Pre-tax gain (loss) reclassified from AOCI into interest income:
Commercial loans	(349)	(359)	(49)
Truist Financial Corporation 159

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(42)	$(722)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2030)	(131)	(139)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$(56)	$(180)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $335 million at December 31, 2025 and $373 million at December 31, 2024.

Of the after-tax net loss on active and terminated cash flow hedges in OCI as of December 31, 2025, losses of $54 million after-tax are expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks as well as in a trading capacity with its clients.

The following table presents pre-tax gains (losses) recognized in income for derivative instruments not designated as hedges:

		Year Ended December 31,
(Dollars in millions)	Income Statement Location	2025	2024	2023
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$68	$61	$104
Foreign exchange contracts	Investment banking and trading income and other income	(128)	236	7
Equity contracts	Investment banking and trading income, other income, and personnel expense	(21)	45	(29)
Credit contracts	Investment banking and trading income and other income	(17)	(35)	(112)
Commodity contracts	Investment banking and trading income	9	13	21
MSRs and mortgage banking:
Interest rate contracts	Mortgage banking income	(79)	(253)	(104)
Total		$(168)	$67	$(113)

160 Truist Financial Corporation

Credit Derivative Instruments

As part of the Company’s investment banking and capital markets business, the Company enters into contracts that are, in form or substance, written guarantees; specifically, risk participation agreements and TRS. The Company also seeks to economically transfer certain credit risks by entering into credit default swaps. The Company accounts for these contracts as derivatives.

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying clients through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At December 31, 2025, the remaining terms on these risk participations ranged from less than one year to nine years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans and bonds. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. Refer to “Note 16. Commitments and Contingencies” for additional information on the Company’s TRS contracts.

The Company’s credit default swaps economically hedge credit risk associated with certain loans and leases.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Dec 31, 2025	Dec 31, 2024
Risk participation agreements:
Maximum potential amount of exposure	$554	$381
Total return swaps:
Cash received for variation margin	31	25
Cash and other collateral received for initial margin	471	329

Truist Financial Corporation 161

NOTE 20. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2025	2024	2023
Net income (loss) available to common shareholders from continuing operations	$4,974	$(394)	$(1,864)
Net income available to common shareholders from discontinued operations	—	4,863	412
Net income (loss) available to common shareholders	$4,974	$4,469	$(1,452)
Weighted average number of common shares	1,286,788	1,331,087	1,331,963
Effect of dilutive outstanding equity-based awards(1)	15,912	—	—
Weighted average number of diluted common shares	1,302,700	1,331,087	1,331,963
Basic EPS from continuing operations	$3.87	$(0.30)	$(1.40)
Basic EPS from discontinued operations	—	3.66	0.31
Basic EPS	$3.87	$3.36	$(1.09)
Diluted EPS from continuing operations	$3.82	$(0.30)	$(1.40)
Diluted EPS from discontinued operations	—	3.66	0.31
Diluted EPS	$3.82	$3.36	$(1.09)
Anti-dilutive awards	—	13,831	11,143
(1)For periods ended with a net loss available to common shareholders from continuing operations, the calculation of GAAP diluted EPS uses the basic weighted average shares outstanding.

162 Truist Financial Corporation

NOTE 21. Operating Segments

Truist operates and measures business activity across two segments: CSBB and WB, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. The Chairman and CEO is the Truist CODM. The CODM regularly reviews segment net income and its significant components in comparison to expected results as part of evaluating segment performance and optimizing resource allocation. In this regular review, segment net income typically excludes amortization of intangibles and goodwill impairment which are separately presented in the table below, as applicable.

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

Wholesale Banking

WB provides a comprehensive set of products, solutions, and advisory services to commercial, corporate, institutional, and wealth clients. Banking expertise and product capabilities are delivered through a combination of regional coverage across the Truist footprint and national industry coverage for real estate, investment banking, and capital markets clients. WB works with clients to meet their core banking needs, including traditional and specialized credit solutions and commercial payments to manage deposits, liquidity, payables, and receivables. Through investment banking capabilities, clients have full access to strategic advisory services, debt and equity capital markets, leveraged finance, and securitizations, with distribution channels and market making across both fixed income and equity markets. WB also invests in certain affordable housing, New Market Tax Credit, and renewable energy tax credit investments. Refer to “Note 16. Commitments and Contingencies” for additional information on these investments. The wealth business delivers asset management, trust, brokerage, and investment management, as well as specialized commercial products, while aligning closely with regional and industry banking coverage.

Other, Treasury & Corporate

OT&C includes management of the Company’s investment securities portfolio, long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management and most bank-owned real estate assets, as well as the Company’s functional activities such as finance, enterprise risk, legal, and enterprise technology, data, and operations, among others. Additionally, OT&C houses intersegment eliminations, including intersegment net referral fees and residual interest rate risk.

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

Truist Financial Corporation 163

In the first quarter of 2025, deposit net intersegment interest income and expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results were revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $459 million and $191 million for the years ended December 31, 2024 and 2023, respectively, with off-setting increases in OT&C net interest income. For the same reason, WB net interest income decreased $164 million and $247 million for the years ended December 31, 2024 and 2023, respectively, with off-setting increases in OT&C net interest income.

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

164 Truist Financial Corporation

The following table presents results by segment:

Year Ended December 31, (Dollars in millions)	CSBB			WB			OT&C(1)			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net interest income (expense)	$6,120	$5,327	$5,979	$7,806	$8,460	$9,136	$497	$304	$(591)	$14,423	$14,091	$14,524
Net intersegment interest income (expense)	3,464	4,652	4,411	(1,146)	(2,007)	(2,367)	(2,318)	(2,645)	(2,044)	—	—	—
Segment net interest income	9,584	9,979	10,390	6,660	6,453	6,769	(1,821)	(2,341)	(2,635)	14,423	14,091	14,524
Allocated provision for credit losses	1,543	1,320	1,111	353	549	1,005	(2)	1	(7)	1,894	1,870	2,109
Noninterest income	2,073	2,044	2,021	4,164	4,043	3,587	(341)	(6,900)	(110)	5,896	(813)	5,498
Personnel expense	1,759	1,734	1,914	2,396	2,340	2,502	2,693	2,513	2,349	6,848	6,587	6,765
Amortization of intangibles	153	181	211	137	162	184	—	2	—	290	345	395
Goodwill impairment	—	—	3,361	—	—	2,717	—	—	—	—	—	6,078
Other direct noninterest expense(2)	1,142	1,162	1,270	784	759	805	3,012	3,156	3,365	4,938	5,077	5,440
Total direct noninterest expense	3,054	3,077	6,756	3,317	3,261	6,208	5,705	5,671	5,714	12,076	12,009	18,678
Expense allocations	3,714	3,578	3,531	1,987	1,878	2,303	(5,701)	(5,456)	(5,834)	—	—	—
Total noninterest expense	6,768	6,655	10,287	5,304	5,139	8,511	4	215	(120)	12,076	12,009	18,678
Income (loss) before income taxes from continuing operations	3,346	4,048	1,013	5,167	4,808	840	(2,164)	(9,457)	(2,618)	6,349	(601)	(765)
Provision (benefit) for income taxes	817	973	1,049	1,065	952	671	(840)	(2,481)	(982)	1,042	(556)	738
Segment net income (loss) from continuing operations	$2,529	$3,075	$(36)	$4,102	$3,856	$169	$(1,324)	$(6,976)	$(1,636)	$5,307	$(45)	$(1,503)

Identifiable assets (period end) of continuing operations(3)	$153,646	$147,404	$146,879	$223,991	$206,028	$209,223	$169,901	$177,744	$171,592	$547,538	$531,176	$527,694
(1)As described above, includes the Company’s investment securities portfolio, most long-term debt, derivative instruments used for balance sheet hedging, short-term liquidity and funding activities, balance sheet risk management, most bank-owned real estate assets, as well as functional activities such as finance, enterprise risk, legal, and enterprise technology, data, and operations. Additionally, OT&C includes intersegment eliminations, including for residual interest rate risk, intersegment net referral fees, and expense allocations. May also include financial data from business units below the quantitative and qualitative thresholds requiring disclosure.
(2)Other direct noninterest expense within the table above includes expenses for net occupancy, equipment, professional fees and outside processing, regulatory costs, and other expenses.
(3)For the purpose of presenting identifiable assets of continuing operations by segment, the majority of the ALLL resides in OT&C which is consistent with the CODM’s review of segment loan portfolios on a gross basis.

Truist Financial Corporation 165

NOTE 22. Parent Company Financial Information

Parent Company - Condensed Balance Sheets (Dollars in millions)	December 31,
	2025	2024
Assets:
Cash and due from banks	$22	$21
Interest-bearing deposits with banks	8,382	11,170
AFS securities at fair value	208	222
Advances to / receivables from subsidiaries:
Banking	10,583	11,292
Nonbank	234	224
Total advances to / receivables from subsidiaries	10,817	11,516
Investment in subsidiaries:
Banking	63,223	60,832
Nonbank	5,175	4,742
Total investment in subsidiaries	68,398	65,574
Other assets	370	293
Total assets	$88,197	$88,796
Liabilities and Shareholders’ Equity:
Short-term borrowings	$84	$137
Long-term debt	22,550	24,596
Other liabilities	374	384
Total liabilities	23,008	25,117
Total shareholders’ equity	65,189	63,679
Total liabilities and shareholders’ equity	$88,197	$88,796

Parent Company - Condensed Income and Comprehensive Income Statements (Dollars in millions)	Year Ended December 31,
	2025	2024	2023
Income:
Dividends from subsidiaries:
Banking	$5,910	$7,224	$4,925
Nonbank	—	137	72
Total dividends from subsidiaries	5,910	7,361	4,997
Interest and other income from subsidiaries	849	732	359
Other income	8	47	25
Total income	6,767	8,140	5,381
Expenses:
Interest expense	1,311	1,382	957
Other expenses	119	130	142
Total expenses	1,430	1,512	1,099
Income before income taxes and equity in undistributed earnings of subsidiaries	5,337	6,628	4,282
Income tax benefit	123	163	180
Income before equity in undistributed earnings of subsidiaries	5,460	6,791	4,462
Equity in undistributed earnings (losses) of subsidiaries in excess of dividends from subsidiaries	(153)	(1,951)	(5,509)
Net income (loss)	5,307	4,840	(1,047)
Total OCI	2,444	4,293	1,095
Total comprehensive income	$7,751	$9,133	$48

166 Truist Financial Corporation

Parent Company - Statements of Cash Flows (Dollars in millions)	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$5,307	$4,840	$(1,047)
Adjustments to reconcile net income to net cash from operating activities:
Equity in (earnings) losses of subsidiaries in excess of dividends from subsidiaries	153	1,951	5,509
Other, net	224	156	502
Net cash from operating activities	5,684	6,947	4,964
Cash Flows From Investing Activities:
Proceeds from maturities, calls, and paydowns of AFS securities	27	12	11
Purchases of AFS securities	(6)	(9)	(8)
Investment in subsidiaries	(176)	(323)	(905)
Advances to subsidiaries	(18,317)	(22,643)	(18,037)
Proceeds from repayment of advances to subsidiaries	19,011	19,664	12,383
Net cash from acquisitions and divestitures	—	78	—
Other, net	—	(1)	4
Net cash from investing activities	539	(3,222)	(6,552)
Cash Flows From Financing Activities:
Net change in short-term borrowings	(54)	(59)	(174)
Net issuance (repayment) of long-term debt	(2,350)	1,375	5,888
Repurchase of common stock	(2,500)	(1,000)	—
Redemption of preferred stock	(1,000)	(750)	—
Cash dividends paid on common and preferred stock	(2,996)	(3,135)	(3,131)
Other, net	(110)	(251)	(599)
Net cash from financing activities	(9,010)	(3,820)	1,984
Net Change in Cash and Cash Equivalents	(2,787)	(95)	396
Cash and Cash Equivalents, January 1	11,191	11,286	10,890
Cash and Cash Equivalents, December 31	$8,404	$11,191	$11,286

The transfer of funds in the form of dividends, loans, or advances from Truist Bank and its subsidiaries to the Parent Company is restricted. Federal law requires loans to the Parent Company or its nonbank affiliates to be secured and at market terms and generally limits loans to the Parent Company or an individual nonbank affiliate to 10% of Truist Bank’s unimpaired capital and surplus. In the aggregate, loans to the Parent Company and all nonbank affiliates cannot exceed 20% of Truist Bank’s unimpaired capital and surplus.

Dividend payments to the Parent Company by Truist Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends are restricted by regulatory minimum capital requirements.

Truist Financial Corporation 167

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None to be reported.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting and Evaluation of
Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management of Truist is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Truist’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with the authorizations of Truist’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s CEO and CFO, carried out an evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
168 Truist Financial Corporation

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
Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed May 10, 2024.
3.1	Articles of Incorporation of the Registrant, as consolidated and restated December 15, 2020.	Incorporated herein by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed February 24, 2021.
3.2	Bylaws of Truist Financial Corporation, as Amended and Restated, Effective July 29, 2025.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed August 1, 2025.
4.1	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.2	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.3	Second Supplemental Indenture, dated as of June 6, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed June 6, 2022.
4.4	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q, filed August 14, 1996.
4.5	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.6	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.7	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
4.8	Fourth Supplemental Indenture, dated as of July 28, 2022, between the Company and U.S. Bank Trust Company, National Association.	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed July 28, 2022.
4.9	Deposit Agreement, dated as of July 29, 2019, between the Company and Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.10	Form of Depositary Receipt.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed July 29, 2019.
4.11	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
Other instruments defining the rights of holders of long-term debt securities of Truist are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Truist agrees to furnish copies of these instruments to the SEC upon request.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	First Amendment to BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K, filed February 24, 2021.
10.3*	2020 Amendment to the Truist Financial Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10.67 of the Annual Report on Form 10-K, filed February 23, 2022.
10.4*	SunTrust Banks, Inc. Directors Deferred Compensation Plan, amended and restated as of January 1, 2009.	Incorporated by reference to Exhibit 10.1 to the SunTrust Current Report on Form 8-K, filed January 7, 2009.
10.5*	Amendment Number One to the SunTrust Banks, Inc. Directors Deferred Compensation Plan, effective as of January 1, 2018.	Incorporated herein by reference to Exhibit 10.14 of SunTrust's Annual Report on Form 10-K, filed February 22, 2019.
10.6*	SunTrust Banks, Inc. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2011.	Incorporated by reference to Exhibit 10.7 to SunTrust's Quarterly Report on Form 10-Q, filed August 9, 2011.
10.7*	Amendment Number One to SunTrust Banks, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2012.	Incorporated by reference to Exhibit 10.9 to SunTrust’s Annual Report on Form 10-K, filed February 24, 2012
10.8*	SunTrust Banks, Inc. Supplemental Executive Plans Amended and Restated Rabbi Trust Agreement, effective as of January 23, 2025.	Filed herewith.
10.9*	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011.	Incorporated herein by reference to Exhibit 10.8 to SunTrust's Quarterly Report on Form 10-Q, filed August 9, 2011.
Truist Financial Corporation 169

Exhibit No.	Description	Location
10.10*	Amendment Number One to SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of January 1, 2012.	Incorporated herein by reference to Exhibit 10.10 to SunTrust's Annual Report on Form 10-K, filed February 24, 2012.
10.11*	Truist Financial Corporation Nonqualified Defined Benefit Plan (January 1, 2012 Restatement)	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.12*	First Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.13*	Second Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.14*	Third Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 23, 2022.
10.15*	Fourth Amendment to the Truist Financial Corporation Non-Qualified Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 23, 2022.
10.16*	Fifth Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.17*	Sixth Amendment to the Truist Financial Corporation Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Filed herewith.
10.18*	Truist Financial Corporation Non-Qualified Defined Benefit Plan Amended and Restated Rabbi Trust Agreement between Truist Financial Corporation and Matrix Trust Company.	Filed herewith.
10.19*	Truist Financial Corporation Nonqualified Defined Contribution Plan (January 1, 2025 Restatement).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 31, 2025.
10.20*	Truist Financial Corporation Non-Qualified Defined Contribution Plan Amended and Restated Rabbi Trust Agreement between Truist Financial Corporation and Matrix Trust Company.	Filed herewith.
10.21*	BB&T Corporation 2012 Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.22*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2012 Incentive Plan (effective 2020).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2020.
10.23*	Form of Restricted Stock Unit Agreement (Category 2 Employee) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.24*	Form of Restricted Stock Unit Agreement (Senior Executive) for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.25*	Form of LTIP Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.26*	Form of Performance Unit Award Agreement for the Truist Financial Corporation 2012 Incentive Plan (effective 2021).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 3, 2021.
10.27*	Truist Financial Corporation 2022 Incentive Plan, as amended.	Filed herewith.
10.28*	Form of Employee Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 5, 2022.
10.29*	Form of Restricted Stock Unit Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.30*	Form of Performance Unit Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.31*	Form of Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.32*	Form of LTIP Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.33*	Form of LTIP Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 1, 2023.
10.34*	Form of Restricted Stock Unit Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.35*	Form of Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
10.36*	Form of LTIP Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 9, 2024.
170 Truist Financial Corporation

Exhibit No.	Description	Location
10.37*	Form of Performance Unit Award Agreement (Senior Executive) for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 8, 2024.
10.38*	Form of Restricted Stock Unit Agreement for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 1, 2024.
10.39*	Form of LTIP Award Agreement for the Truist Financial Corporation 2022 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 1, 2024.
10.40*	2023 Amended and Restated Management Change of Control, Severance, and Noncompetition Plan.	Incorporated herein by reference to Exhibit 10.62 of the Annual Report on Form 10-K, filed February 27, 2024.
10.41*	2025 Amended and Restated Management Change of Control, Severance, and Noncompetition Plan.	Incorporated herein by reference to Exhibit 10.72 of the Annual Report on Form 10-K, filed February 25, 2025.
10.42*	Form of Executive Severance and Noncompetition Agreement.	Filed herewith.
10.43*	Truist Financial Corporation Executive Severance Plan.	Incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K, filed February 25, 2025.
10.44*	Employment Offer Letter to Kristin Lesher, dated November 3, 2023.	Incorporated herein by reference to Exhibit 10.74 of the Annual Report on Form 10-K, filed February 25, 2025.
10.45*	Letter Agreement, dated November 13, 2024, between Truist and Clarke R. Starnes III.	Incorporated herein by reference to Exhibit 10.73 of the Annual Report on Form 10-K, filed February 25, 2025.
10.46*	Transition Agreement, Waiver, and Release between the Parent Company, on behalf of Truist, and Hugh S. Cummins III.	Incorporated herein by reference to Exhibit 10.70 of the Annual Report on Form 10-K, filed February 25, 2025.
19.1	Corporate Insider Trading Policy.	Filed herewith.
19.2	Corporate Trading Policy.	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.
22†	List of Subsidiary Issuers of Guaranteed Securities.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
97*	Executive Compensation Recoupment Policy.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
† Exhibit filed with the SEC and available upon request.
* Management compensatory plan or arrangement.
Truist Financial Corporation 171

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2026:

Truist Financial Corporation
(Registrant)
/s/ William H. Rogers Jr.
William H. Rogers Jr.
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

/s/ William H. Rogers Jr.	Chairman and Chief Executive Officer	February 24, 2026
William H. Rogers Jr.

/s/ Michael B. Maguire	Senior Executive Vice President and Chief Financial Officer	February 24, 2026
Michael B. Maguire	(Principal Financial Officer)

/s/ Cynthia B. Powell	Executive Vice President and Corporate Controller	February 24, 2026
Cynthia B. Powell	(Principal Accounting Officer)

/s/ Jennifer S. Banner	Director	February 24, 2026
Jennifer S. Banner

/s/ K. David Boyer, Jr.	Director	February 24, 2026
K. David Boyer, Jr.

/s/ Agnes Bundy Scanlan	Director	February 24, 2026
Agnes Bundy Scanlan

/s/ Dallas S. Clement	Director	February 24, 2026
Dallas S. Clement

/s/ Linnie M. Haynesworth	Director	February 24, 2026
Linnie M. Haynesworth

/s/ Donna S. Morea	Director	February 24, 2026
Donna S. Morea

/s/ Charles A. Patton	Director	February 24, 2026
Charles A. Patton

/s/ Jonathan Pruzan	Director	February 24, 2026
Jonathan Pruzan

/s/ Thomas E. Skains	Director	February 24, 2026
Thomas E. Skains

/s/ Laurence Stein	Director	February 24, 2026
Laurence Stein

/s/ Bruce L. Tanner	Director	February 24, 2026
Bruce L. Tanner
172 Truist Financial Corporation