Form 10-Q
period 2026-03-31
TRUIST FINANCIAL CORP
filed 2026-05-01
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2026
Commission File Number: 1-10853

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

At March 31, 2026, 1,245,879,275 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
AI	Artificial intelligence, including machine learning and other types of artificial intelligence
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ATM	Automated teller machine
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CODM	Chief Operating Decision Maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment
DIF	Deposit Insurance Fund administered by the FDIC
DTA	Deferred tax asset
EPS	Earnings per common share
ERC	Enterprise Risk Committee
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IPV	Independent price verification
IRR	Interest rate risk
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
NA	Not applicable
NII	Net interest income
NIM - TE	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
REIT	Real estate investment trust
RMO	Risk Management Organization
ROTCE	Return on average tangible common equity, a non-GAAP measure
ROU assets	Right-of-use assets
Truist Financial Corporation 1

Term	Definition
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share, a non-GAAP measure
TE	Taxable-equivalent
TMRO	Treasury & Market Risk Oversight
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment
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
•natural or other disasters, calamities, and conflicts, including terrorist events, cyber-warfare, and pandemics that impact us or our clients, teammates, or service providers; and
•other assumptions, risks, or uncertainties described in the Company’s Annual Report on Form 10-K or subsequent reports.

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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Mar 31, 2026	Dec 31, 2025
Assets
Cash and due from banks	$4,294	$4,967
Interest-bearing deposits with banks	31,903	31,410
Securities borrowed or purchased under agreements to resell	4,047	3,200
Trading assets at fair value	5,235	5,790
AFS securities at fair value	65,430	65,042
HTM securities (fair value of $38,207 and $39,130, respectively)	46,436	47,186
LHFS (including $1,899 and $1,622 at fair value, respectively)	2,174	1,883
Loans and leases (including $10 and $11 at fair value, respectively)	329,238	328,595
ALLL	(5,026)	(5,030)
Loans and leases, net of ALLL	324,212	323,565
Premises and equipment	3,145	3,172
Goodwill	17,125	17,125
CDI and other intangible assets	1,192	1,256
Loan servicing rights at fair value	4,112	3,972
Other assets (including $1,717 and $1,725 at fair value, respectively)	39,670	38,970
Total assets	$548,975	$547,538
Liabilities
Noninterest-bearing deposits	$105,460	$105,092
Interest-bearing deposits (including $624 and $639 at fair value, respectively)	298,621	295,306
Short-term borrowings (including $3,067 and $2,394 at fair value, respectively)	27,441	27,839
Long-term debt	41,622	41,963
Other liabilities (including $1,891 and $1,797 at fair value, respectively)	11,617	12,149
Total liabilities	484,761	482,349
Shareholders’ Equity
Preferred stock	4,916	4,916
Common stock, $5 par value	6,229	6,312
Additional paid-in capital	32,610	33,663
Retained earnings	26,796	26,067
AOCI, net of deferred income taxes	(6,337)	(5,769)
Total shareholders’ equity	64,214	65,189
Total liabilities and shareholders’ equity	$548,975	$547,538
Common shares outstanding	1,245,879	1,262,470
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	176	176
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended March 31,
	2026	2025
Interest Income
Interest and fees on loans and leases	$4,599	$4,493
Interest on securities	849	975
Interest on other earning assets	407	520
Total interest income	5,855	5,988
Interest Expense
Interest on deposits	1,525	1,736
Interest on long-term debt	445	409
Interest on other borrowings	286	336
Total interest expense	2,256	2,481
Net Interest Income	3,599	3,507
Provision for credit losses	479	458
Net Interest Income After Provision for Credit Losses	3,120	3,049
Noninterest Income
Wealth management income	370	344
Card and treasury management fees	338	333
Investment banking and trading income	372	273
Other deposit revenue	120	117
Mortgage banking income	133	108
Lending related fees	118	95
Securities gains (losses)	—	(1)
Other income	102	123
Total noninterest income	1,553	1,392
Noninterest Expense
Personnel expense	1,727	1,604
Professional fees and outside processing	313	364
Software expense	230	230
Net occupancy expense	179	168
Equipment expense	85	82
Marketing and customer development	79	75
Amortization of intangibles	64	75
Regulatory costs	68	69
Other expense	238	239
Total noninterest expense	2,983	2,906
Earnings
Income before income taxes	1,690	1,535
Provision for income taxes	209	274
Net income	1,481	1,261
Preferred stock dividends and other	104	104
Net income available to common shareholders	$1,377	$1,157
Basic EPS	$1.10	$0.88
Diluted EPS	1.09	0.87
Basic weighted average shares outstanding	1,248,628	1,307,457
Diluted weighted average shares outstanding	1,266,572	1,324,339

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2026	2025
Net income	$1,481	$1,261
OCI, net of tax:
Net change in net pension and postretirement costs	(6)	5
Net change in cash flow hedges	(399)	429
Net change in AFS securities	(211)	478
Net change in HTM securities	47	50
Other, net	1	1
Total OCI, net of tax	(568)	963
Total comprehensive income	$913	$2,224
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$(2)	$1
Net change in cash flow hedges	(124)	133
Net change in AFS securities	(65)	149
Net change in HTM securities	14	15
Total income taxes related to OCI	$(177)	$298

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Total Shareholders’ Equity
Balance, January 1, 2025	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$63,679
Net income	—	—	—	—	1,261	—	1,261
OCI	—	—	—	—	—	963	963
Issued in connection with equity awards, net	4,858	—	24	(83)	(3)	—	(62)
Repurchase of common stock, including excise tax	(11,255)	—	(56)	(447)	—	—	(503)
Cash dividends declared on common stock	—	—	—	—	(679)	—	(679)
Cash dividends declared on preferred stock	—	—	—	—	(104)	—	(104)
Equity-based compensation expense	—	—	—	80	—	—	80
Balance, March 31, 2025	1,309,539	$5,907	$6,548	$35,178	$24,252	$(7,250)	$64,635
Balance, January 1, 2026	1,262,470	$4,916	$6,312	$33,663	$26,067	$(5,769)	$65,189
Net income	—	—	—	—	1,481	—	1,481
OCI	—	—	—	—	—	(568)	(568)
Issued in connection with equity awards, net	5,560	—	28	(106)	(3)	—	(81)
Repurchase of common stock, including excise tax	(22,151)	—	(111)	(1,032)	—	—	(1,143)
Cash dividends declared on common stock	—	—	—	—	(645)	—	(645)
Cash dividends declared on preferred stock	—	—	—	—	(104)	—	(104)
Equity-based compensation expense	—	—	—	85	—	—	85
Balance, March 31, 2026	1,245,879	$4,916	$6,229	$32,610	$26,796	$(6,337)	$64,214

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,481	$1,261
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	479	458
Depreciation	129	145
Amortization of intangibles	64	75
Net change in operating assets and liabilities:
LHFS	(277)	316
Pension asset	(85)	(72)
Derivative assets and liabilities	45	(613)
Trading assets	555	(738)
Investments in affordable housing projects and other qualified tax credits(1)	(203)	48
Other assets and other liabilities(1)	(1,121)	(324)
Other, net	(388)	190
Net cash flows from operating activities	679	746
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	52	722
Proceeds from maturities, calls and paydowns of AFS securities	4,026	3,906
Purchases of AFS securities	(4,800)	(4,143)
Proceeds from maturities, calls and paydowns of HTM securities	816	833
Originations of loans and leases, net of principal collected	(1,414)	(2,445)
Purchases of loans and leases	—	(500)
Sales of loans and leases	231	174
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(847)	(260)
Other, net	(1)	82
Net cash flows from investing activities	(1,937)	(1,631)
Cash Flows From Financing Activities:
Net change in deposits	3,683	13,212
Net change in short-term borrowings	(406)	(5,462)
Proceeds from issuance of long-term debt	22,811	552
Repayment of long-term debt	(23,053)	(3,669)
Repurchase of common stock	(1,134)	(500)
Cash dividends paid on common stock	(645)	(679)
Cash dividends paid on preferred stock	(104)	(104)
Other, net	(74)	(62)
Net cash flows from financing activities	1,078	3,288
Net Change in Cash and Cash Equivalents	(180)	2,403
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	36,377	39,768
Cash and Cash Equivalents of Continuing and Discontinued Operations, March 31	$36,197	$42,171
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$2,259	$2,378
Income taxes	(25)	38
(1)Prior period balances have been conformed to current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.
8 Truist Financial Corporation

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 should be referred to in connection with these unaudited interim consolidated financial statements. There were no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 that could have a material effect on the Company’s financial statements.

Reclassifications

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates that are used in arriving at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Certain of these estimates are considered critical because they require the use of difficult, complex, or subjective judgments, which are sensitive to changes in key assumptions or inputs. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change include the ACL; fair value measurement; goodwill; income taxes; and pension and postretirement benefit obligations.
Truist Financial Corporation 9

Changes in Accounting Principles and Effects of New Accounting Standards

The following table provides a summary of significant accounting standards adopted during the current year and standards not yet adopted:

Standard / Effective Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract / January 1, 2027	Refines the scope of derivatives by adding a scope exception from derivative accounting for contracts that (i) are not exchange traded and (ii) have underlyings based on operations or activities specific to one of the parties to the contract. However, contracts based on certain underlyings or features would not qualify for the scope exception. Clarifies that the revenue guidance applies initially to share-based noncash consideration (e.g., shares, share options or other equity instruments) received from a customer for the transfer of goods or services. Permits a prospective or modified retrospective basis transition approach. Early adoption is permitted.	Truist is evaluating the impact of this standard on its financial statements.
Hedge Accounting Improvements / January 1, 2027	The standard (i) permits designation of variable price elements of forecasted purchases or sales of nonfinancial assets as hedged items, provided they are clearly and closely related to the underlying asset, (ii) allows individual transactions with similar risk exposures to be grouped for hedge accounting, (iii) permits entities to continue hedge accounting when a borrower transitions to a new interest rate index and/or tenor for choose-your-rate debt instruments, as long as the hedging instrument remains highly effective in offsetting the cash flows attributable to the revised hedged risk, (iv) allows entities, for the written option test, to assume that certain terms of the hedging instrument match those of the forecasted transaction, and
(v) requires that any basis adjustments to foreign-currency-denominated debt related to fair value hedges of interest rate risk be excluded from net investment hedge effectiveness assessments.
	Early adoption is permitted.	Truist is evaluating the impact of this standard on its financial statements.
Purchased Loans / January 1, 2027	Requires loans (excluding credit cards) acquired without credit deterioration and classified as seasoned to be treated as purchased seasoned loans and accounted for using the gross-up method at purchase. Under the gross-up method, estimated credit losses at the purchase date are recorded by an offsetting gross-up adjustment to the purchase price of the purchased loans. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Requires prospective application. Early adoption is permitted.	Truist is evaluating the impact of this standard on its financial statements.
Expense Disaggregation Disclosures / December 31, 2027	Introduces new requirements to disclose more detailed information about certain types of expenses not already presented in separate expense captions in the Consolidated Statements of Income, including employee compensation, depreciation, intangible asset amortization, and selling expenses. Banks that present a caption for salaries and benefits under SEC rules would be permitted to retain their current definition. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.
Internal-Use Software / January 1, 2028	Eliminates references to prescriptive and sequential software development stages and requires eligible cost capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating probable-to-complete, requires consideration of any significant development uncertainty. Permits a prospective, a modified transition for in-process projects, or a retrospective transition approach.	Truist is evaluating the impact of this standard on its financial statements.

10 Truist Financial Corporation

NOTE 2. Securities Financing Activities

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which the securities will be subsequently sold, plus accrued interest. Securities borrowed are primarily collateralized by corporate securities. The Company borrows securities and purchases securities under agreements to resell as part of its business to finance clients’ purchases of securities. On the acquisition date of these securities, the Company and the related counterparty agree on the amount of collateral required to secure the principal amount loaned under these arrangements. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the respective agreements.

For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of the collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions. Refer to “Note 12. Commitments and Contingencies” for additional information related to pledged securities.

The agreements that govern the Company's securities financing transactions provide for a right of setoff in the event of default or bankruptcy with respect to either party to such transactions. The following table presents the Company's securities financing transactions, including those executed under master netting (or similar) arrangements. Refer to “Note 14. Derivative Financial Instruments“ for information about the Company's derivative instruments subject to master netting (or similar) arrangements.

	March 31, 2026			December 31, 2025
(Dollars in millions)	Amount in Consolidated Balance Sheets(1)	Received/Pledged Financial Instruments(2)	Net Amount	Amount in Consolidated Balance Sheets	Amount Not Offset in Consolidated Balance Sheets	Received/Pledged Financial Instruments(2)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,564	$(1,558)	$6	$1,313	$(78)	$(1,223)	$12
Securities borrowed	2,483	(2,364)	119	1,887	—	(1,835)	52
Total securities borrowed or purchased under agreements to resell	$4,047	$(3,922)	$125	$3,200	$(78)	$(3,058)	$64
Liabilities:
Securities sold under agreements to repurchase	$(1,800)	$1,800	$—	$(3,103)	$78	$3,025	$—
(1)As of March 31, 2026, there were no securities financing transactions subject to legally enforceable master netting arrangements that were eligible for balance sheet netting.
(2)The fair value of received/pledged financial instruments is limited to the carrying amount of the associated asset or liability. The fair value of collateral received that was permitted to be resold or repledged was $3.9 billion as of March 31, 2026 and $3.1 billion as of December 31, 2025. Of the fair value of collateral permitted to be resold or repledged, the fair value of securities repledged or resold was $2.7 billion as of March 31, 2026 and $2.2 billion as of December 31, 2025.

The following table presents additional information related to the Company’s securities sold under agreements to repurchase, by collateral type and remaining contractual maturity:

	March 31, 2026			December 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$—	$—	$—	$78	$—	$78
State and Municipal	49	—	49	100	—	100
Agency MBS – residential	—	199	199	—	298	298
Corporate and other debt securities	301	1,251	1,552	300	2,327	2,627
Total securities sold under agreements to repurchase	$350	$1,450	$1,800	$478	$2,625	$3,103

Truist Financial Corporation 11

NOTE 3. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

March 31, 2026 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$13,142	$63	$(40)	$23	$13,165
GSE	470	5	(24)	(19)	451
Agency MBS – residential	52,173	166	(4,165)	(3,999)	48,174
Agency MBS – commercial	3,738	7	(587)	(580)	3,158
States and political subdivisions	347	11	(15)	(4)	343
Collateralized loan obligations	125	—	—	—	125
Other	14	—	—	—	14
Total AFS securities, excluding portfolio level basis adjustments	70,009	252	(4,831)	(4,579)	65,430
Portfolio level basis adjustments(1)	34			(34)	—
Total AFS securities	$70,043	$252	$(4,831)	$(4,613)	$65,430
HTM securities:
Agency MBS – residential	$46,436	$—	$(8,229)	$(8,229)	$38,207

December 31, 2025 (Dollars in millions)	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
		Gains	Losses
AFS securities:
U.S. Treasury	$12,727	$89	$(24)	$65	$12,792
GSE	481	4	(25)	(21)	460
Agency MBS – residential	51,971	272	(4,017)	(3,745)	48,226
Agency MBS – commercial	3,762	12	(574)	(562)	3,200
States and political subdivisions	347	13	(10)	3	350
Other	14	—	—	—	14
Total AFS securities, excluding portfolio level basis adjustments	69,302	390	(4,650)	(4,260)	65,042
Portfolio level basis adjustments(1)	77			(77)	—
Total AFS securities	$69,379	$390	$(4,650)	$(4,337)	$65,042
HTM securities:
Agency MBS – residential	$47,186	$—	$(8,056)	$(8,056)	$39,130
(1)Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 14. Derivative Financial Instruments.”

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected lives of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
March 31, 2026 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,712	$7,651	$37	$742	$13,142	$4,736	$7,681	$36	$712	$13,165
GSE	—	—	5	465	470	—	—	4	447	451
Agency MBS – residential	—	—	51	52,122	52,173	—	—	51	48,123	48,174
Agency MBS – commercial	—	534	419	2,785	3,738	—	535	418	2,205	3,158
States and political subdivisions	2	81	172	92	347	2	83	169	89	343
Collateralized loan obligations	—	—	—	125	125	—	—	—	125	125
Other	7	—	7	—	14	7	—	7	—	14
Total AFS securities	$4,721	$8,266	$691	$56,331	$70,009	$4,745	$8,299	$685	$51,701	$65,430
HTM securities:
Agency MBS – residential	$—	$—	$—	$46,436	$46,436	$—	$—	$—	$38,207	$38,207

12 Truist Financial Corporation

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2026 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,737	$(33)	$229	$(7)	$2,966	$(40)
GSE	60	—	213	(24)	273	(24)
Agency MBS – residential	11,322	(79)	24,131	(4,086)	35,453	(4,165)
Agency MBS – commercial	432	(4)	2,019	(583)	2,451	(587)
States and political subdivisions	195	(15)	9	—	204	(15)
Other	—	—	13	—	13	—
Total	$14,746	$(131)	$26,614	$(4,700)	$41,360	$(4,831)
HTM securities:
Agency MBS – residential	$—	$—	$38,207	$(8,229)	$38,207	$(8,229)

	Less than 12 months		12 months or more		Total
December 31, 2025 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$704	$(16)	$432	$(8)	$1,136	$(24)
GSE	65	(1)	228	(24)	293	(25)
Agency MBS – residential	2,882	(8)	24,986	(4,009)	27,868	(4,017)
Agency MBS – commercial	227	(2)	2,093	(572)	2,320	(574)
States and political subdivisions	158	(10)	31	—	189	(10)
Other	7	—	7	—	14	—
Total	$4,043	$(37)	$27,777	$(4,613)	$31,820	$(4,650)
HTM securities:
Agency MBS – residential	$—	$—	$39,130	$(8,056)	$39,130	$(8,056)

At March 31, 2026 and December 31, 2025, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.

Truist Financial Corporation 13

NOTE 4. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing			Nonperforming
March 31, 2026 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Without an ALLL	With an ALLL	Total
Commercial:
Commercial and industrial	$168,245	$260	$4	$12	$726	$169,247
CRE	24,384	42	—	—	21	24,447
Commercial construction	7,587	10	—	—	23	7,620
Consumer:
Residential mortgage	54,862	556	648	4	227	56,297
Home equity	9,468	57	7	1	100	9,633
Indirect auto	24,091	508	—	1	454	25,054
Other consumer	31,758	240	26	—	73	32,097
Credit card	4,698	70	75	—	—	4,843
Total	$325,093	$1,743	$760	$18	$1,624	$329,238
(1)Includes government guaranteed loans of $609 million in the residential mortgage portfolio.

	Accruing			Nonperforming
December 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Without an ALLL	With an ALLL	Total
Commercial:
Commercial and industrial	$166,839	$127	$3	$5	$834	$167,808
CRE	23,648	25	—	—	47	23,720
Commercial construction	7,706	36	—	—	41	7,783
Consumer:
Residential mortgage	55,338	686	570	6	207	56,807
Home equity	9,544	69	7	1	98	9,719
Indirect auto	24,713	679	—	—	267	25,659
Other consumer	31,801	281	28	—	71	32,181
Credit card	4,765	77	76	—	—	4,918
Total	$324,354	$1,980	$684	$12	$1,565	$328,595
(1)Includes government guaranteed loans of $532 million in the residential mortgage portfolio.

14 Truist Financial Corporation

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

As of / for the three months ended March 31, 2026 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2026	2025	2024	2023	2022	Prior				Total
Commercial:
Commercial and industrial:
Pass	$10,676	$36,205	$11,436	$7,141	$12,177	$21,151	$65,540	$—	$(240)	$164,086
Special mention	13	369	131	146	181	378	449	—	—	1,667
Substandard	49	481	308	476	342	442	658	—	—	2,756
Nonperforming	—	119	100	64	105	71	279	—	—	738
Total	10,738	37,174	11,975	7,827	12,805	22,042	66,926	—	(240)	169,247
Gross charge-offs	3	17	36	2	2	5	77			142
CRE:
Pass	2,800	7,777	1,088	1,384	3,175	5,024	1,091	—	(92)	22,247
Special mention	18	50	1	45	57	417	—	—	—	588
Substandard	—	342	158	310	417	296	68	—	—	1,591
Nonperforming	—	1	—	1	3	16	—	—	—	21
Total	2,818	8,170	1,247	1,740	3,652	5,753	1,159	—	(92)	24,447
Gross charge-offs	—	—	—	—	—	7	—	—	—	7
Commercial construction:
Pass	189	1,594	632	958	444	86	1,878	—	—	5,781
Special mention	31	109	—	19	241	2	39	—	—	441
Substandard	110	93	—	353	808	7	4	—	—	1,375
Nonperforming	—	—	—	—	—	—	23	—	—	23
Total	330	1,796	632	1,330	1,493	95	1,944	—	—	7,620
Gross charge-offs	—	—	—	—	—	—	17	—	—	17
Consumer:
Residential mortgage:
Current	943	5,517	3,673	2,286	11,546	30,897	—	—	—	54,862
30 - 89 days past due	—	16	11	28	54	447	—	—	—	556
90 days or more past due	—	10	44	103	79	412	—	—	—	648
Nonperforming	—	3	5	11	44	168	—	—	—	231
Total	943	5,546	3,733	2,428	11,723	31,924	—	—	—	56,297
Gross charge-offs	—	—	—	—	—	1	—	—	—	1
Home equity:
Current	—	—	—	—	—	—	6,593	2,875	—	9,468
30 - 89 days past due	—	—	—	—	—	—	42	15	—	57
90 days or more past due	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	34	67	—	101
Total	—	—	—	—	—	—	6,674	2,959	—	9,633
Gross charge-offs	—	—	—	—	—	—	3	—	—	3
Indirect auto:
Current	2,328	10,692	5,158	1,678	2,581	1,655	—	—	(1)	24,091
30 - 89 days past due	3	125	102	69	99	110	—	—	—	508
Nonperforming	—	43	58	78	124	152	—	—	—	455
Total	2,331	10,860	5,318	1,825	2,804	1,917	—	—	(1)	25,054
Gross charge-offs	—	29	30	30	35	34	—	—	—	158
Other consumer:
Current	3,153	10,884	5,305	3,528	3,079	2,934	2,842	29	4	31,758
30 - 89 days past due	5	65	47	50	34	30	6	3	—	240
90 days or more past due	—	6	6	7	3	2	2	—	—	26
Nonperforming	—	20	14	12	11	16	—	—	—	73
Total	3,158	10,975	5,372	3,597	3,127	2,982	2,850	32	4	32,097
Gross charge-offs	10	54	39	37	21	16	7	—	—	184
Credit card:
Current	—	—	—	—	—	—	4,665	33	—	4,698
30 - 89 days past due	—	—	—	—	—	—	66	4	—	70
90 days or more past due	—	—	—	—	—	—	70	5	—	75
Total	—	—	—	—	—	—	4,801	42	—	4,843
Gross charge-offs	—	—	—	—	—	—	68	3	—	71
Total	$20,318	$74,521	$28,277	$18,747	$35,604	$64,713	$84,354	$3,033	$(329)	$329,238
Gross charge-offs	$13	$100	$105	$69	$58	$63	$172	$3	$—	$583

Truist Financial Corporation 15

As of / for the year ended December 31, 2025 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2025	2024	2023	2022	2021	Prior				Total
Commercial:
Commercial and industrial:
Pass	$42,084	$12,725	$8,296	$13,476	$7,558	$14,854	$63,555	$—	$(233)	$162,315
Special mention	401	153	136	180	309	113	621	—	—	1,913
Substandard	351	391	476	383	254	262	624	—	—	2,741
Nonperforming	77	112	64	144	12	53	377	—	—	839
Total	42,913	13,381	8,972	14,183	8,133	15,282	65,177	—	(233)	167,808
Gross charge-offs	45	96	70	28	1	9	212	—	—	461
CRE:
Pass	8,621	1,300	1,548	3,233	1,797	3,510	1,103	—	(84)	21,028
Special mention	26	11	61	181	211	121	—	—	—	611
Substandard	376	153	311	460	150	449	135	—	—	2,034
Nonperforming	4	1	1	13	6	22	—	—	—	47
Total	9,027	1,465	1,921	3,887	2,164	4,102	1,238	—	(84)	23,720
Gross charge-offs	6	42	14	8	—	77	—	—	—	147
Commercial construction:
Pass	1,398	581	1,070	531	158	20	1,844	—	—	5,602
Special mention	112	—	40	252	32	2	36	—	—	474
Substandard	175	32	348	1,020	91	—	—	—	—	1,666
Nonperforming	—	—	—	—	—	—	41	—	—	41
Total	1,685	613	1,458	1,803	281	22	1,921	—	—	7,783
Consumer:
Residential mortgage:
Current	5,724	3,947	2,420	11,747	14,453	17,047	—	—	—	55,338
30 - 89 days past due	20	14	35	81	68	468	—	—	—	686
90 or more days past due	6	34	90	61	34	345	—	—	—	570
Nonperforming	—	5	6	37	35	130	—	—	—	213
Total	5,750	4,000	2,551	11,926	14,590	17,990	—	—	—	56,807
Gross charge-offs	—	1	1	2	2	—	—	—	—	6
Home equity:
Current	—	—	—	—	—	—	6,575	2,969	—	9,544
30 - 89 days past due	—	—	—	—	—	—	52	17	—	69
90 days or more past due	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	33	66	—	99
Total	—	—	—	—	—	—	6,665	3,054	—	9,719
Gross charge-offs	—	—	—	—	—	—	9	1	—	10
Indirect auto:
Current	11,752	5,780	1,933	3,075	1,430	750	—	—	(7)	24,713
30 - 89 days past due	123	139	106	142	80	89	—	—	—	679
Nonperforming	29	53	46	65	38	36	—	—	—	267
Total	11,904	5,972	2,085	3,282	1,548	875	—	—	(7)	25,659
Gross charge-offs	30	101	122	163	72	103	—	—	—	591
Other consumer:
Current	12,416	5,975	3,947	3,415	1,446	1,791	2,780	27	4	31,801
30 - 89 days past due	66	60	66	44	17	19	7	2	—	281
90 days or more past due	4	7	11	4	—	—	2	—	—	28
Nonperforming	13	12	14	12	9	11	—	—	—	71
Total	12,499	6,054	4,038	3,475	1,472	1,821	2,789	29	4	32,181
Gross charge-offs	98	138	159	110	47	51	30	—	—	633
Credit card:
Current	—	—	—	—	—	—	4,733	32	—	4,765
30 - 89 days past due	—	—	—	—	—	—	73	4	—	77
90 days or more past due	—	—	—	—	—	—	72	4	—	76
Total	—	—	—	—	—	—	4,878	40	—	4,918
Gross charge-offs	—	—	—	—	—	—	246	14	—	260
Total	$83,778	$31,485	$21,025	$38,556	$28,188	$40,092	$82,668	$3,123	$(320)	$328,595
Gross charge-offs	$179	$378	$366	$311	$122	$240	$497	$15	$—	$2,108
(1)Includes certain deferred fees and costs and other adjustments.

16 Truist Financial Corporation

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jan 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Mar 31, 2025
Commercial:
Commercial and industrial	$1,284	$(102)	$24	$100	$1	$1,307
CRE	643	(70)	7	24	—	604
Commercial construction	257	—	—	23	—	280
Consumer:
Residential mortgage	204	(1)	2	22	—	227
Home equity	89	(2)	4	2	—	93
Indirect auto	955	(154)	25	129	—	955
Other consumer	994	(154)	30	119	—	989
Credit card	431	(74)	11	47	—	415
ALLL	4,857	(557)	103	466	1	4,870
RUFC	304	—	—	(8)	—	296
ACL	$5,161	$(557)	$103	$458	$1	$5,166

(Dollars in millions)	Balance at Jan 1, 2026	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Mar 31, 2026
Commercial:
Commercial and industrial	$1,326	$(142)	$16	$184	$—	$1,384
CRE	476	(7)	3	(16)	—	456
Commercial construction	246	(17)	1	(31)	—	199
Consumer:
Residential mortgage	198	(1)	2	(1)	—	198
Home equity	84	(3)	3	(2)	—	82
Indirect auto	1,036	(158)	25	133	—	1,036
Other consumer	1,238	(184)	33	171	—	1,258
Credit card	426	(71)	9	49	—	413
ALLL	5,030	(583)	92	487	—	5,026
RUFC	317	—	—	(8)	—	309
ACL	$5,347	$(583)	$92	$479	$—	$5,335

The commercial ALLL decreased $9 million and the consumer and credit card ALLL increased $5 million, in the three months ended March 31, 2026. The decrease in the commercial ALLL primarily reflects a decrease in the reserve rates related to CRE and commercial construction that was partially offset by a modest increase in reserve rates for the commercial and industrial portfolio and loan growth. The increase in the consumer and credit card ALLL was primarily driven by a modest increase to the reserve rate related to the other consumer portfolio that was partially offset by lower loan balances in certain consumer loan portfolios.

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

The overall economic forecast considers a third-party baseline macroeconomic forecast, adjusted to reflect Truist’s interest rate outlook. Management also considers third-party optimistic and pessimistic macro-economic scenarios to capture uncertainty in the economic environment. For the March 31, 2026 ACL, the scenario weightings remain unchanged from December 31, 2025, at 40% baseline, 30% optimistic, and 30% pessimistic. While the scenario weightings were unchanged, the underlying macroeconomic forecasts are dynamic and evolve with current and expected economic conditions. Emerging or evolving risks not fully captured by the quantitative models and scenario weightings are reflected through incremental qualitative adjustments, including elevated macroeconomic and geopolitical uncertainty during the period. The economic forecasts informing the quantitative ACL estimate as of March 31, 2026 assumed low single-digit GDP growth and a mid-to-high single-digit unemployment rate over the reasonable and supportable forecast period.

Quantitative models have inherent limitations in estimating expected losses, particularly in periods of rapidly changing macroeconomic conditions and forecasts. The March 31, 2026 ACL estimate includes qualitative adjustments reflecting management’s judgment regarding expected future credit losses for current and expected events or risks that are not fully captured by the loss forecasting models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
Truist Financial Corporation 17

NPAs

The following table presents a summary of NPAs and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Nonperforming loans and leases HFI	$1,642	$1,577
Nonperforming LHFS	79	—
Foreclosed real estate	6	3
Other foreclosed property	58	53
Total NPAs	$1,785	$1,633
Residential mortgage loans in the process of foreclosure	$274	$247

18 Truist Financial Corporation

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other
Three Months Ended March 31, 2026 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$257	7 months	$—		$—		$—	$1	6 months	$—		$19	$277	0.16%
CRE	51	20 months	—		—		—	—		—		—	51	0.21
Commercial construction	261	16 months	—		—		—	—		—		—	261	3.43
Consumer:					—
Residential mortgage	—		18	87 months	—		19	58	8 months	83	96 months	26	204	0.36
Indirect auto	—		14	28 months	—		—	553	9 months	—		9	576	2.30
Other consumer	—		10	30 months	—		—	—		—		1	11	0.03
Credit card	—		—		9	(15)%	—	—		—		1	10	0.21
Total	$569		$42		$9		$19	$612		$83		$56	$1,390	0.42

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other
Three Months Ended March 31, 2025 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans	Percentage of Total Class of Financing Receivable
Commercial:
Commercial and industrial	$283	7 months	$—		$—		$—	$46	6 months	$—		$—	$329	0.21%
CRE	223	18 months	—		—		—	—		—		—	223	1.14
Commercial construction	38	12 months	—		—		—	—		—		—	38	0.43
Consumer:
Residential mortgage	—		19	90 months	—		34	36	7 months	83	99 months	21	193	0.34
Home equity	—		—		—		—	—		—		1	1	0.01
Indirect auto	—		5	26 months	—		—	624	8 months	—		8	637	2.70
Other consumer	—		9	25 months	—		—	—		—		1	10	0.03
Credit card	—		—		8	(17)%	—	—		—		—	8	0.17
Total	$544		$33		$8		$34	$706		$83		$31	$1,439	0.47

Truist Financial Corporation 19

The tables above exclude trial modifications totaling $189 million and $55 million as of March 31, 2026 and 2025, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of March 31, 2026 and 2025, Truist had $437 million and $330 million, respectively, in unfunded commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding March 31, 2026 and 2025, respectively.

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

	Payment Status
March 31, 2026 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$763	$156	$22	$941
CRE	371	37	2	410
Commercial construction	470	3	—	473
Consumer:
Residential mortgage	347	100	205	652
Home equity	5	—	—	5
Indirect auto	1,013	185	60	1,258
Other consumer	33	3	—	36
Credit card	18	3	4	25
Total	$3,020	$487	$293	$3,800
Total nonaccrual loans included above	$466	$76	$149	$691

	Payment Status
March 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$950	$13	$55	$1,018
CRE	447	—	—	447
Commercial construction	108	—	—	108
Consumer:
Residential mortgage	343	92	136	571
Home equity	5	—	—	5
Indirect auto	1,090	162	61	1,313
Other consumer	31	2	1	34
Credit card	19	3	3	25
Total	$2,993	$272	$256	$3,521
Total nonaccrual loans included above	$306	$43	$154	$503

20 Truist Financial Corporation

The following table provides the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

March 31, 2026 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$22	$—	$—	$—	$—	$—	$—	$22
CRE	2	—	—	—	—	—	—	2
Consumer:
Residential mortgage	—	14	—	19	111	57	4	205
Indirect auto	—	1	—	—	56	—	3	60
Credit card	—	—	3	—	—	—	1	4
Total	$24	$15	$3	$19	$167	$57	$8	$293

March 31, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$55	$—	$—	$—	$—	$—	$—	$55
Consumer:
Residential mortgage	—	14	—	5	77	34	6	136
Indirect auto	—	1	—	—	58	—	2	61
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$55	$16	$3	$5	$135	$34	$8	$256

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Unearned income, discounts, and net deferred loan fees and costs	$493	$509

Truist Financial Corporation 21

NOTE 5. Goodwill and Other Intangible Assets

The Company monitored events and circumstances during the period from January 1, 2026 to March 31, 2026, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2025 quantitative impairment test, and the sensitivity of the October 1, 2025 quantitative results to changes in assumptions as of March 31, 2026. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2026.

Refer to “Note 7. Goodwill and Other Intangible Assets” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on goodwill, including the Company's most recent annual quantitative test. Refer to “Note 16. Operating Segments” for additional information on segments.

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	March 31, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,175	$(1,764)	$411	$2,242	$(1,796)	$446
Other, primarily client relationship intangibles	1,437	(656)	781	1,437	(627)	810
Total	$3,612	$(2,420)	$1,192	$3,679	$(2,423)	$1,256

22 Truist Financial Corporation

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
UPB of residential mortgage loan servicing portfolio	$291,256	$285,966
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	233,870	228,383

	As of / For the Three Months Ended March 31,
(Dollars in millions)	2026	2025
UPB of residential mortgage loans sold from LHFS	$3,558	$2,508
Pre-tax gains recognized on mortgage loans sold and held for sale	21	15
Servicing fees recognized from mortgage loans serviced for others	165	154
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.29%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.77	3.68

The following table presents a roll forward of residential MSRs recorded at fair value:

(Dollars in millions)	2026	2025
Residential MSRs, carrying value, January 1	$3,724	$3,431
Acquired	131	—
Additions	85	53
Change in fair value due to changes in valuation inputs or assumptions	13	(49)
Realization of expected net servicing cash flows, passage of time, and other	(85)	(69)
Residential MSRs, carrying value, March 31	$3,868	$3,366

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

	March 31, 2026			December 31, 2025
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.2%	11.4%	7.3%	6.1%	13.9%	7.2%
Effect on fair value of a 10% increase			$(111)			$(107)
Effect on fair value of a 20% increase			(215)			(208)
OAS	0.9%	12.1%	4.1%	1.4%	12.2%	4.4%
Effect on fair value of a 10% increase			$(72)			$(75)
Effect on fair value of a 20% increase			(142)			(146)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%			99.7%
Adjustable-rate residential mortgage loans			0.3			0.3
Total			100.0%			100.0%
Weighted average life			7.5 years			7.6 years

Truist Financial Corporation 23

Commercial Mortgage Activities

The following tables summarize commercial mortgage servicing activities:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
UPB of CRE mortgages serviced for others	$26,146	$26,152
Commercial MSRs at fair value	225	228

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
CRE mortgages originated	$417	$90

NOTE 7. Other Assets and Liabilities

Lessee Operating Leases

The Company leases certain assets, consisting primarily of real estate, and assesses at contract inception whether a contract is, or contains, a lease. Finance leases where the Company is a lessee are not material to the Company’s financial statements for all periods presented. The following tables present additional information on operating leases, excluding leases related to the lease financing businesses:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
ROU assets	$1,032	$1,045
Lease liabilities	1,252	1,276
Weighted average remaining term	6.7 years	6.7 years
Weighted average discount rate	3.9%	3.8%

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Operating lease costs	$70	$68

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Other income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Assets held under operating leases(1)(2)	$1,751	$1,838
Accumulated depreciation	(531)	(527)
Net	$1,220	$1,311
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held-for-sale that totaled $22 million and $4 million at March 31, 2026 and December 31, 2025, respectively.

24 Truist Financial Corporation

NOTE 8. Borrowings

Short-Term Borrowings

The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes, and short-term FHLB advances. The carrying value of FHLB advances classified as short-term borrowings was $22.1 billion at March 31, 2026 and December 31, 2025. Additionally, securities sold short, which are used for client-related trading activities, are classified as Short-term borrowings in the Consolidated Balance Sheets. Refer to “Note 13. Fair Value Disclosures” for additional information on securities sold short and “Note 2. Securities Financing Activities” for information on securities sold under repurchase agreements.

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

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Truist Financial Corporation:
Fixed rate senior notes	$20,015	$20,093
Fixed rate subordinated notes	1,604	1,818
Capital notes	640	639
Truist Bank:
Fixed rate senior notes	5,644	4,476
Floating rate senior notes	848	499
Fixed rate subordinated notes	3,545	3,553
Floating rate FHLB advances	7,900	9,450
Other long-term debt(1)	1,426	1,435
Total long-term debt	$41,622	$41,963
(1)Includes debt associated with finance leases and tax credit investments.

Truist Financial Corporation 25

NOTE 9. Shareholders’ Equity

Dividend Activity

The following table presents total dividends declared per share of common and preferred stock:

(Dollars in millions, except per share data)	Dividends Per Share		Aggregate Dividends
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Common stock	$0.52	$0.52	$645	$679
Preferred stock:
Series I	1,141	1,302	2	2
Series J	1,170	1,331	1	1
Series N	834	834	56	56
Series O	328	328	8	8
Series Q	638	638	26	26
Series R	297	297	11	11
Total preferred stock			$104	$104

Common Stock

In December 2025, Truist announced that its Board authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority from June 2024, as part of Truist’s overall capital distribution strategy. For the three months ended March 31, 2026, the Company repurchased $1.1 billion of common stock, including excise tax, which represented 22.2 million shares, through open market repurchases under the December 2025 repurchase plan. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At March 31, 2026, Truist had remaining authorization to repurchase up to $8.9 billion of common stock under the December 2025 repurchase plan.
26 Truist Financial Corporation

NOTE 10. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2025	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
OCI before reclassifications, net of tax	5	358	543	—	1	907
Amounts reclassified from AOCI:
Before tax	—	93	(85)	65	—	73
Tax effect	—	22	(20)	15	—	17
Amounts reclassified, net of tax	—	71	(65)	50	—	56
Total OCI, net of tax	5	429	478	50	1	963
AOCI balance, March 31, 2025	$(643)	$(432)	$(4,095)	$(2,075)	$(5)	$(7,250)
AOCI balance, January 1, 2026	$(381)	$(173)	$(3,306)	$(1,909)	$—	$(5,769)
OCI before reclassifications, net of tax	(8)	(427)	(197)	—	1	(631)
Amounts reclassified from AOCI:
Before tax	2	37	(18)	61	—	82
Tax effect	—	9	(4)	14	—	19
Amounts reclassified, net of tax	2	28	(14)	47	—	63
Total OCI, net of tax	(6)	(399)	(211)	47	1	(568)
AOCI balance, March 31, 2026	$(387)	$(572)	$(3,517)	$(1,862)	$1	$(6,337)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income

Truist Financial Corporation 27

NOTE 11. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2026	2025
Service cost	Personnel expense	$75	$68
Interest cost	Other expense	122	114
Estimated return on plan assets	Other expense	(267)	(243)
Net periodic (benefit) cost		$(70)	$(61)

Truist may make contributions to the qualified pension plan up to the maximum amount deductible for federal income tax purposes.

Refer to “Note 15. Benefit Plans” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of Truist’s benefit plans.

28 Truist Financial Corporation

NOTE 12. Commitments and Contingencies

Truist utilizes a variety of financial instruments to mitigate exposure to risks and meet the financing needs and provide investment opportunities for clients. These financial instruments include commitments to extend credit, letters of credit and financial guarantees, derivatives, and other investments. Truist also has commitments to fund certain affordable housing investments and contingent liabilities related to certain sold loans. Refer to “Note 16. Commitments and Contingencies” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of Truist’s tax credit and certain equity investments, total return swaps, and other commitments.
Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and equity investments:

(Dollars in millions)	Balance Sheet Location	Mar 31, 2026	Dec 31, 2025
Investments in affordable housing projects, other qualified tax credits and other community development investments:
Carrying amount	Other assets	$8,253	$8,049
Amount of future funding commitments included in carrying amount	Other liabilities	2,629	2,531
Lending exposure	Loans and leases for funded amounts	2,295	2,341
Renewable energy investments:
Carrying amount	Other assets	789	736
Amount of future funding commitments not included in carrying amount	NA	1,017	719
SBIC and certain other equity method investments:
Carrying amount	Other assets	1,097	1,015
Amount of future funding commitments not included in carrying amount	NA	611	626

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity.

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2026	2025
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments(1)	Provision for income taxes	$225	$211
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$200	$188
Other community development investments	Other noninterest income	2	2
(1)Excludes renewable energy investment tax credits. These credits are recorded as a reduction to the carrying value of the underlying investments.

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes certain financial instruments to meet the financing needs of clients and to mitigate exposure to risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including letters of credit and financial guarantee arrangements.

Truist Financial Corporation 29

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Commitments to extend, originate, or purchase credit and other commitments	$225,575	$230,007
Residential mortgage loans sold with recourse	138	138
Maximum recourse exposure from mortgage loans sold with recourse liability	92	91
Indemnification, recourse, and repurchase reserves	18	18
CRE mortgages serviced for others covered by recourse provisions	9,479	9,421
Maximum recourse exposure	2,811	2,786
Recorded reserves related to CRE mortgages recourse exposure	10	10
Other loans serviced for others covered by recourse provisions	2,876	2,803
Maximum recourse exposure	77	80
Letters of credit and financial guarantees	10,035	9,347

Total Return Swaps

The Company enters into TRS transactions with third-party clients, whereby a VIE purchases reference assets identified by a client.

The following table provides a summary of the TRS transactions with the associated VIE reference assets, which include trading loans and bonds:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Total return swaps:
VIE assets	$2,173	$2,117
Trading loans and bonds	1,956	1,909
VIE liabilities	229	285

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

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Pledged securities	$35,466	$40,144
Pledged loans:
Federal Reserve	109,166	108,214
FHLB	75,291	74,767
Unused borrowing capacity:
Federal Reserve	85,236	84,160
FHLB	24,416	23,464

30 Truist Financial Corporation

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

Truist also provides estimates of reasonably possible losses, including for disclosed matters, when potential losses become reasonably possible and the amount of loss can be reasonably estimated. The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $150 million in the aggregate as of March 31, 2026. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

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

Truist Financial Corporation 31

The following is a description of a legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleges that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserts claims for violations of civil and criminal usury laws, conversion, and money had and received, and seeks damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class sought a return of up to $452 million in paid overdraft fees plus prejudgment interest, which based on this amount of claimed fees would have been estimated at approximately $470 million as of March 31, 2026.

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

32 Truist Financial Corporation

NOTE 13. Fair Value Disclosures

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2026 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$109	$—	$109	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	189	—	189	—	—
Corporate and other debt securities	1,752	—	1,752	—	—
Loans	2,123	—	2,123	—	—
Equity securities	1,020	1,020	—	—	—
Total trading assets	5,235	1,020	4,215	—	—
AFS securities:
U.S. Treasury	13,165	—	13,165	—	—
GSE	451	—	451	—	—
Agency MBS – residential	48,174	—	48,174	—	—
Agency MBS – commercial	3,158	—	3,158	—	—
States and political subdivisions	343	—	343	—	—
Collateralized loan obligations	125	—	125	—	—
Other	14	—	14	—	—
Total AFS securities	65,430	—	65,430	—	—
LHFS	1,899	—	1,899	—	—
Loans and leases	10	—	—	10	—
Loan servicing rights at fair value	4,112	—	—	4,112	—
Other assets:
Derivative assets	1,366	986	2,279	7	(1,906)
Equity securities	351	275	76	—	—
Total assets	$78,403	$2,281	$73,899	$4,129	$(1,906)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$624	$—	$624	$—	$—
Short-term borrowings:
Securities sold short	2,849	1,513	1,336	—	—
Other trading liabilities	218	—	218	—	—
Other liabilities:
Derivative liabilities	1,891	582	4,008	42	(2,741)
Total liabilities	$5,582	$2,095	$6,186	$42	$(2,741)

Truist Financial Corporation 33

December 31, 2025 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$244	$—	$244	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	301	—	301	—	—
Corporate and other debt securities	1,970	—	1,970	—	—
Loans	2,168	—	2,168	—	—
Equity securities	1,065	1,065	—	—	—
Total trading assets	5,790	1,065	4,725	—	—
AFS securities:
U.S. Treasury	12,792	—	12,792	—	—
GSE	460	—	460	—	—
Agency MBS – residential	48,226	—	48,226	—	—
Agency MBS – commercial	3,200	—	3,200	—	—
States and political subdivisions	350	—	350	—	—
Other	14	—	14	—	—
Total AFS securities	65,042	—	65,042	—	—
LHFS	1,622	—	1,622	—	—
Loans and leases	11	—	—	11	—
Loan servicing rights at fair value	3,972	—	—	3,972	—
Other assets:
Derivative assets	1,343	1,157	1,961	4	(1,779)
Equity securities	382	293	89	—	—
Total assets	$78,162	$2,515	$73,439	$3,987	$(1,779)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$639	$—	$639	$—	$—
Short-term borrowings:
Securities sold short	2,185	652	1,533	—	—
Other trading liabilities	209	—	209	—	—
Other liabilities:
Derivative liabilities	1,797	623	3,959	33	(2,818)
Total liabilities	$4,830	$1,275	$6,340	$33	$(2,818)
(1)Refer to “Note 14. Derivative Financial Instruments” for additional discussion on netting adjustments.

At March 31, 2026 and December 31, 2025, investments totaling $646 million and $622 million, respectively, have been excluded from the tables above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025.

34 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended March 31, 2026 and 2025 (Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2025	$13	$3,708	$(41)
Total realized and unrealized gains (losses):
Included in earnings	—	(56)	6
Issuances	—	57	4
Settlements	(1)	(81)	(2)
Balance at March 31, 2025	$12	$3,628	$(33)
Balance at January 1, 2026	$11	$3,972	$(29)
Total realized and unrealized gains (losses):
Included in earnings	—	16	1
Purchases	—	131	—
Issuances	—	93	(17)
Settlements	(1)	(100)	10
Balance at March 31, 2026	$10	$4,112	$(35)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2026	$—	$16	$(17)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income and other income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	March 31, 2026			December 31, 2025
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$2,123	$2,212	$(89)	$2,168	$2,230	$(62)
LHFS	1,899	1,894	5	1,622	1,592	30
Loans and leases	10	11	(1)	11	12	(1)
Brokered time deposits	624	630	(6)	639	642	(3)

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis held as of period end with valuation adjustments recorded during the period. The carrying values represent end of period values, which approximate the fair value.

(Dollars in millions)	Fair Value Hierarchy	Mar 31, 2026	Dec 31, 2025
Carrying value:
LHFS	Level 3	—	4
Loans and leases(1)	Level 3	291	468
Other	Level 3	49	65
(1)Total loans and leases measured at fair value on a nonrecurring basis still held as of period end were $535 million and $599 million at March 31, 2026 and December 31, 2025, respectively.

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Valuation adjustments:
LHFS	$(41)	$(40)
Loans and leases	(251)	(220)
Other	(61)	(87)

Truist Financial Corporation 35

LHFS with valuation adjustments in the table above consist primarily of residential mortgages and commercial loans that are valued using market prices and measured at LOCOM.

Loans and leases consist of larger commercial loans and leases that are collateral-dependent and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated Statements of Income. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of individually evaluated loans and leases.

Other includes foreclosed real estate, other foreclosed property, partnership investments, premises and equipment, OREO, and held for sale operating leases, and consists primarily of residential homes, commercial properties, vacant lots, and automobiles, as applicable. Partnership investments are measured by discounting expected future cash flows. The remaining assets are measured at LOCOM, less costs to sell.

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

		March 31, 2026		December 31, 2025
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$46,436	$38,207	$47,186	$39,130
Loans and leases, net of ALLL	Level 3	324,202	320,718	323,554	320,018
Financial liabilities:
Time deposits	Level 2	39,038	38,916	37,793	37,723
Long-term debt	Level 2	41,622	41,869	41,963	42,451

The carrying value of the RUFC, which approximates the fair value, was $309 million and $317 million at March 31, 2026 and December 31, 2025, respectively. Cash and due from banks, interest-bearing deposits with banks, securities borrowed or purchased under agreements to resell, and short-term borrowings are reflected in the Consolidated Balance Sheets at cost, which approximates the fair value due to the short-term nature of these instruments and their limited inherent credit risk.

36 Truist Financial Corporation

NOTE 14. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional or contractual amounts and estimated fair value of derivative instruments employed by the Company:

	March 31, 2026			December 31, 2025
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Cash flow hedges:
Interest rate contracts:
Swaps hedging commercial loans	$89,782	$4	$—	$97,135	$—	$—
Fair value hedges:
Interest rate contracts:
Swaps hedging long-term debt	28,283	2	—	27,033	—	—
Swaps hedging AFS securities	21,934	2	—	26,751	—	—
Total	50,217	4	—	53,784	—	—
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	185,479	437	(975)	185,861	516	(944)
Written options	11,071	1	(20)	10,577	2	(18)
Purchased options	6,655	15	—	8,558	15	—
Futures and forwards	2,878	1	(4)	2,636	2	(14)
Foreign exchange contracts:
Swaps	15,698	434	(368)	13,647	450	(382)
Futures and forwards	27,798	368	(341)	27,008	338	(335)
Other	3,190	37	(34)	2,820	35	(33)
Equity contracts:
Written options	27,132	18	(1,933)	26,600	12	(2,278)
Purchased options	13,623	1,146	(145)	12,485	1,358	(121)
Other	2,314	44	(50)	1,386	11	(59)
Commodity contracts	11,429	649	(632)	8,340	322	(302)
Credit contracts:
Credit default swaps	1,934	2	(6)	900	—	—
Total return swaps	1,960	53	—	1,835	31	(7)
Risk participation agreements	9,268	—	(2)	8,863	—	(2)
Total	320,429	3,205	(4,510)	311,516	3,092	(4,495)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	13,626	1	—	11,035	—	—
Written options	1,018	12	—	1,288	14	—
Purchased options	9,067	13	(88)	10,465	10	(118)
Interest rate lock commitments	1,947	7	(29)	960	4	(2)
When issued securities, forward rate agreements, forward commitments, and futures	8,756	26	(5)	7,807	2	—
Total	34,414	59	(122)	31,555	30	(120)
Total derivatives not designated as hedges	354,843	3,264	(4,632)	343,071	3,122	(4,615)
Total derivatives	$494,842	3,272	(4,632)	$493,990	3,122	(4,615)
Amounts subject to master netting arrangements and exchange traded derivatives		(1,732)	1,732		(1,585)	1,585
Cash collateral (received) posted for amounts subject to master netting arrangements		(174)	1,009		(194)	1,233
Net amount in the Consolidated Balance Sheets		$1,366	$(1,891)		$1,343	$(1,797)

Truist Financial Corporation 37

The following table presents the offsetting of derivative instruments including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets. Refer to “Note 2. Securities Financing Activities“ for information about the Company's securities financing transactions subject to master netting (or similar) arrangements.

March 31, 2026 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$2,129	$(1,330)	$799	$—	$799
Derivatives not subject to master netting arrangement or similar arrangement	157	—	157	—	157
Exchange traded derivatives	986	(576)	410	—	410
Total derivative assets	$3,272	$(1,906)	$1,366	$—	$1,366
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,183)	$2,163	$(1,020)	$44	$(976)
Derivatives not subject to master netting arrangement or similar arrangement	(867)	—	(867)	—	(867)
Exchange traded derivatives	(582)	578	(4)	—	(4)
Total derivative liabilities	$(4,632)	$2,741	$(1,891)	$44	$(1,847)

December 31, 2025 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,836	$(1,157)	$679	$—	$679
Derivatives not subject to master netting arrangement or similar arrangement	129	—	129	—	129
Exchange traded derivatives	1,157	(622)	535	—	535
Total derivative assets	$3,122	$(1,779)	$1,343	$—	$1,343
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,171)	$2,196	$(975)	$77	$(898)
Derivatives not subject to master netting arrangement or similar arrangement	(821)	—	(821)	—	(821)
Exchange traded derivatives	(623)	622	(1)	—	(1)
Total derivative liabilities	$(4,615)	$2,818	$(1,797)	$77	$(1,720)
(1)The fair value of held/pledged financial instruments is limited to the carrying amount of the associated derivative asset or liability.

The following table presents the carrying amount of hedged items in fair value hedging relationships:

	March 31, 2026			December 31, 2025
	Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount		Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
(Dollars in millions)		Items Currently Designated	Discontinued Hedges		Items Currently Designated	Discontinued Hedges
AFS securities(2)	$36,952	$24	$(28)	$38,608	$104	$13
Loans and leases	175	—	3	179	—	3
Long-term debt	29,121	(91)	(333)	28,194	70	(375)
(1)Carrying value shown represents amortized cost.
(2)As of March 31, 2026, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $18.0 billion, of which $12.6 billion was designated as the hedged item. As of December 31, 2025, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $27.4 billion, of which $16.4 billion was designated as the hedged item. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.

38 Truist Financial Corporation

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes the impact on NII related to fair value hedges:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Investment securities:
Amounts related to settlements(1)	$15	$79
Recognized on derivatives	121	(392)
Recognized on hedged items	(121)	393
Interest income gain (loss) recognized(2)	15	80
Loans and leases:
Amounts related to settlements(1)	—	(1)
Long-term debt:
Amounts related to settlements(1)	(27)	(64)
Recognized on derivatives	(173)	152
Recognized on hedged items	172	(153)
Interest expense gain (loss) recognized	(28)	(65)
Net interest income gain (loss) recognized, total	$(13)	$14
(1)Includes amounts related to active and terminated hedges. Prior period balances have been conformed to current period presentation.
(2)Includes income recognized from securities with terminated hedges that were reclassified to HTM of $8 million and $9 million for the three months ended March 31, 2026, and 2025, respectively. The income recognized was offset by the amortization of the fair value mark. Refer to “Note 3. Investment Securities” for additional information on the hedge basis adjustment.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(560)	469
Pre-tax gain (loss) reclassified from AOCI into interest income:
Commercial loans	(37)	(93)
Truist Financial Corporation 39

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(440)	$(42)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2030)	(132)	(131)
Maximum time period over which Truist is hedging a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain (loss) on terminated hedges(1)	$19	$(56)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $327 million at March 31, 2026 and $335 million at December 31, 2025.

Of the after-tax net loss on active and terminated cash flow hedges in OCI as of March 31, 2026, losses of $233 million after-tax are expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks and for purposes of facilitating client trades.

The following table presents pre-tax gains (losses) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended March 31,
(Dollars in millions)	Income Statement Location	2026	2025
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$33	$11
Foreign exchange contracts	Investment banking and trading income and other income	66	(49)
Equity contracts	Investment banking and trading income, other income, and personnel expense	38	53
Credit contracts	Investment banking and trading income and other income	15	14
Commodity contracts	Investment banking and trading income	4	3
MSRs and mortgage banking:
Interest rate contracts	Mortgage banking income	11	37
Total		$167	$69

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

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying clients through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At March 31, 2026, the remaining terms on these risk participations ranged from less than one year to nine years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans and bonds. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. Refer to “Note 12. Commitments and Contingencies” for additional information on the Company’s TRS contracts.

The Company’s credit default swaps economically hedge credit risk associated with certain loans and leases.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Risk participation agreements:
Maximum potential amount of exposure	$454	$554
Total return swaps:
Cash received for variation margin	53	31
Cash and other collateral received for initial margin	517	471

Truist Financial Corporation 41

NOTE 15. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2026	2025
Net income available to common shareholders	$1,377	$1,157
Weighted average number of common shares	1,248,628	1,307,457
Effect of dilutive outstanding equity-based awards	17,944	16,882
Weighted average number of diluted common shares	1,266,572	1,324,339
Basic EPS	$1.10	$0.88
Diluted EPS	1.09	0.87
Anti-dilutive awards	—	—

42 Truist Financial Corporation

NOTE 16. Operating Segments

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

Wholesale Banking

WB provides a comprehensive set of products, solutions, and advisory services to commercial, corporate, institutional, and wealth clients. Banking expertise and product capabilities are delivered through a combination of regional coverage across the Truist footprint and national industry coverage for real estate, investment banking, and capital markets clients. WB works with clients to meet their core banking needs, including traditional and specialized credit solutions and commercial payments to manage deposits, liquidity, payables, and receivables. Through investment banking capabilities, clients have full access to strategic advisory services, debt and equity capital markets, leveraged finance, and securitizations, with distribution channels and market making across both fixed income and equity markets. WB also invests in certain affordable housing, New Market Tax Credit, and renewable energy tax credit investments. Refer to “Note 12. Commitments and Contingencies” for additional information on these investments. The wealth business delivers asset management, trust, brokerage, and investment management, as well as specialized commercial products, while aligning closely with regional and industry banking coverage.

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

Truist Financial Corporation 43

In the first quarter of 2026, the Company’s net intersegment interest income and expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results were revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $29 million for the three months ended March 31, 2025, with an offsetting increase in OT&C net interest income. For the same reason, WB net interest income decreased $97 million for the three months ended March 31, 2025, with an offsetting increase in OT&C net interest income.

Noninterest income includes inter-segment referral fees, as well as federal and state tax credits that are grossed up for the WB segment on a pre-tax equivalent basis, related primarily to certain community development investments with the offset reported in OT&C.

Corporate expense allocations, including overhead or functional expenses that are not directly charged to the segments, are allocated to segments based on various drivers (number of FTEs, number of accounts, loan balances, net revenue, etc.) with the offset reported in OT&C.

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

44 Truist Financial Corporation

The following table presents results by segment:

Three Months Ended March 31, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (expense)	$1,605	$1,435	$1,922	$1,883	$72	$189	$3,599	$3,507
Net intersegment interest income (expense)	891	813	(416)	(381)	(475)	(432)	—	—
Segment net interest income (expense)	2,496	2,248	1,506	1,502	(403)	(243)	3,599	3,507
Allocated provision for credit losses	374	327	105	132	—	(1)	479	458
Noninterest income	529	503	1,068	947	(44)	(58)	1,553	1,392
Personnel expense	433	434	612	557	682	613	1,727	1,604
Amortization of intangibles	34	39	30	36	—	—	64	75
Other direct noninterest expense(2)	293	287	187	193	712	747	1,192	1,227
Total direct noninterest expense	760	760	829	786	1,394	1,360	2,983	2,906
Expense Allocations	920	903	521	517	(1,441)	(1,420)	—	—
Total noninterest expense	1,680	1,663	1,350	1,303	(47)	(60)	2,983	2,906
Income (loss) before income taxes from continuing operations	971	761	1,119	1,014	(400)	(240)	1,690	1,535
Provision (benefit) for income taxes	238	185	231	201	(260)	(112)	209	274
Segment net income (loss) from continuing operations	$733	$576	$888	$813	$(140)	$(128)	$1,481	$1,261

Identifiable assets (period end) of continuing operations(3)	$152,954	$147,673	$226,805	$209,019	$169,216	$179,207	$548,975	$535,899
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

Truist Financial Corporation 45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and operating results of Truist, which should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in this Form 10-Q, as well as with Truist’s Annual Report on Form 10-K for the year ended December 31, 2025.

A description of certain factors that may affect our future results and risk factors is set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Executive Overview

We delivered strong earnings in the first quarter of 2026, with diluted EPS increasing 25% from the first quarter of 2025, driven by disciplined execution against our strategic priorities and continued momentum across the franchise.

We continued to build new client relationships, grow in attractive markets, and generate high‑quality loan and deposit growth that is translating into improved profitability.

We also maintained strong asset quality metrics, returned capital to shareholders at an accelerated pace, and continued to invest in scalable technology to better serve our clients and operate more efficiently.

During the first quarter of 2026, we returned $1.8 billion of capital to our common shareholders through $645 million of common stock dividends and $1.1 billion in common share repurchases. As of March 31, 2026, we had $8.9 billion remaining under our $10.0 billion common share repurchase authorization.

Table 1: Earnings Highlights
(Dollars in millions)	Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
Net interest income	$3,599	$3,507	$92
TE adjustment(1)	45	48	(3)
Net interest income - TE(1)	3,644	3,555	89
Noninterest income	1,553	1,392	161
Total revenue	5,152	4,899	253
Total revenue - TE(1)	5,197	4,947	250
Noninterest expense	2,983	2,906	77
Income before income taxes	1,690	1,535	155
Provision for income taxes	209	274	(65)
Net income	1,481	1,261	220
Net income available to common shareholders	1,377	1,157	220

Diluted earnings per common share	$1.09	$0.87	$0.22
Common shareholders’ equity per common share	47.60	44.85	2.75
TBVPS(1)	33.19	30.95	2.24
Return on average common shareholders’ equity	9.3%	8.1%	120 bps
ROTCE(1)	13.8	12.3	150 bps
NIM - TE(1)	3.02	3.01	1 bp
(1)Represents a non-GAAP measure. Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included in the “Non-GAAP Financial Measures” section of this report or within the table above for TE measures. NIM – TE is calculated using net interest income on a TE basis to determine the total yield on interest-earning assets.

Net income available to common shareholders was $1.4 billion for the first quarter of 2026, an increase of 19% compared to the first quarter of 2025.

Total TE revenue was up 5.1% compared to the first quarter of 2025.

•Taxable-equivalent net interest income increased $89 million, or 2.5%, compared to the first quarter of 2025, driven by fixed-rate asset repricing and loan growth, partially offset by fixed-rate liability repricing. NIM - TE was 3.02%, up one basis point compared to the first quarter of 2025.
•Noninterest income increased $161 million, or 12%, compared to the first quarter of 2025, driven by increases in investment banking and trading income, wealth management income, and mortgage banking income.
46 Truist Financial Corporation

Noninterest expense was up $77 million, or 2.6%, compared to the first quarter of 2025 primarily due to higher personnel expense, partially offset by lower professional fees and outside processing expense.

The effective tax rate was 12.4% for the three months ended March 31, 2026, compared to 17.9% for the three months ended March 31, 2025. The lower effective tax rate was driven by discrete tax benefits and tax credit activity.

Asset quality:

•Nonperforming loans and leases HFI were 0.50% of loans and leases HFI at March 31, 2026, up two basis points compared to December 31, 2025.
•Loans 90 days or more past due and still accruing totaled $760 million at March 31, 2026, up two basis points as a percentage of loans and leases HFI compared to December 31, 2025. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing was 0.05% as a percentage of loans and leases HFI at March 31, 2026, flat compared to December 31, 2025.
•The ACL was $5.3 billion and included $5.0 billion for the ALLL and $309 million for the reserve for unfunded commitments. The ALLL as a percentage of loans and leases HFI was 1.53%, flat compared to December 31, 2025.
•The provision for credit losses was $479 million compared to $458 million for the first quarter of 2025.
•NCOs as a percentage of loans and leases were 61 basis points, up one basis point compared to the first quarter of 2025.

Capital and liquidity:

•Truist’s preliminary CET1 ratio was 10.8% as of March 31, 2026, flat compared to December 31, 2025 as capital returned to shareholders was largely offset by current quarter earnings.
•Truist declared common dividends of $0.52 per share during the first quarter of 2026 and repurchased $1.1 billion of common stock. For the first quarter of 2026, the dividend payout ratio was 47%, and the total payout ratio was 129%.
•Truist’s average consolidated LCR was 110% for the three months ended March 31, 2026, relative to the regulatory minimum of 100%.

Truist Financial Corporation 47

Analysis of Results of Operations

Net Interest Income and NIM - TE

Taxable-equivalent net interest income increased $89 million, or 2.5%, compared to the first quarter of 2025, driven by fixed-rate asset repricing and loan growth, partially offset by fixed-rate liability repricing. NIM - TE was 3.02%, up one basis point compared to the first quarter of 2025. Amounts presented on a TE basis represent a non-GAAP measure. Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included within the “Executive Overview” section of this report. NIM – TE is calculated using net interest income on a TE basis to determine the total yield on interest-earning assets.

•Average earning assets increased $10.1 billion, or 2.1%, primarily due to an increase in average total loans of $21.4 billion, or 7.0%, partially offset by a decline in average securities of $7.9 billion, or 6.4%, and average other earning assets (primarily cash at the Federal Reserve) of $3.5 billion, or 9.1%.
•The yield on the average total loan portfolio was 5.71%, down 26 basis points. The yield on the average securities portfolio was 2.93%, down 23 basis points.
•Average deposits increased $6.7 billion, or 1.7%, average short-term borrowings increased $337 million, or 1.1%, and average long-term debt increased $4.7 billion, or 15%.
•The average cost of total deposits was 1.55%, down 24 basis points. The average cost of short-term borrowings was 3.78%, down 71 basis points. The average cost of long-term debt was 4.80%, down 25 basis points.

The major components of net interest income - TE and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
48 Truist Financial Corporation

Table 2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended March 31, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2026	2025	2026	2025	2026	2025		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$13,138	$14,867	4.48%	5.19%	$145	$191	$(46)	$(25)	$(21)
GSE	474	462	3.98	3.75	5	4	1	1	—
Agency MBS	102,089	108,345	2.73	2.87	696	777	(81)	(37)	(44)
States and political subdivisions	347	370	4.30	4.20	3	4	(1)	—	(1)
Other	70	17	1.65	4.72	—	—	—	—	—
Total securities	116,118	124,061	2.93	3.16	849	976	(127)	(61)	(66)
Interest earning trading assets	5,807	5,628	5.09	5.72	74	80	(6)	(8)	2
Other earning assets(3)	35,457	38,997	3.77	4.53	333	441	(108)	(70)	(38)
Loans and leases, net of unearned income:
Commercial and industrial	166,636	155,214	5.30	5.70	2,179	2,184	(5)	(160)	155
CRE	24,165	19,832	5.64	6.12	339	302	37	(25)	62
Commercial Construction	7,845	8,734	6.21	6.84	117	145	(28)	(13)	(15)
Residential mortgage	56,458	55,658	4.13	4.04	582	562	20	12	8
Home equity	9,666	9,569	6.99	7.48	167	177	(10)	(12)	2
Indirect auto	25,342	23,248	7.08	7.19	443	412	31	(6)	37
Other consumer	32,053	29,291	8.38	8.33	662	602	60	4	56
Credit card	4,857	4,849	10.79	11.60	129	138	(9)	(9)	—
Total loans and leases HFI	327,022	306,395	5.71	5.97	4,618	4,522	96	(209)	305
LHFS	1,950	1,133	5.24	5.93	26	17	9	(2)	11
Total loans and leases	328,972	307,528	5.71	5.97	4,644	4,539	105	(211)	316
Total earning assets	486,354	476,214	4.90	5.12	5,900	6,036	(136)	(350)	214
Nonearning assets	57,767	55,416
Total assets	$544,121	$531,630
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$120,110	$109,208	2.09	2.37	619	640	(21)	(80)	59
Money market and savings	136,106	136,897	1.81	2.20	609	743	(134)	(130)	(4)
Time deposits	39,337	40,204	3.06	3.56	297	353	(56)	(49)	(7)
Total interest-bearing deposits	295,553	286,309	2.09	2.46	1,525	1,736	(211)	(259)	48
Short-term borrowings	30,669	30,332	3.78	4.49	286	336	(50)	(54)	4
Long-term debt	37,141	32,418	4.80	5.05	445	409	36	(21)	57
Total interest-bearing liabilities	363,363	349,059	2.51	2.88	2,256	2,481	(225)	(334)	109
Noninterest-bearing deposits	103,371	105,895
Other liabilities	12,593	12,643
Shareholders’ equity	64,794	64,033
Total liabilities and shareholders’ equity	$544,121	$531,630
Average interest-rate spread			2.39%	2.24%
NIM/net interest income - TE(2)			3.02%	3.01%	$3,644	$3,555	$89	$(16)	$105
Less: TE adjustment					45	48
Net interest income					$3,599	$3,507
Memo: Total deposits	$398,924	$392,204	1.55%	1.79%	$1,525	$1,736	$(211)
(1)Represents daily average balances. Unrealized gains and losses on AFS securities are included in nonearning assets. Active hedge basis adjustments for fair value hedges are included in nonearning assets and other liabilities.
(2)Amounts related to interest income and yields are on a TE basis, which represents a non-GAAP measure, utilizing the federal income tax rate of 21% for the periods presented. Interest income includes certain fees, deferred costs, and dividends. A reconciliation of net interest income - TE to net interest income is included within the table above. NIM – TE is calculated using net interest income on a TE basis to determine the total yield on interest-earning assets. The change in interest not solely due to changes in rate or volume has been allocated based on the pro-rata absolute dollar amount of each.
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
Truist Financial Corporation 49

Noninterest Income

Noninterest income is a significant driver of Truist’s financial results. The Company has diversified its sources of revenue to reduce its reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides the components of Truist’s noninterest income:

Table 3: Noninterest Income
	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	2026 vs. 2025
Wealth management income	$370	$344	7.6%
Card and treasury management fees	338	333	1.5
Investment banking and trading income	372	273	36.3
Other deposit revenue	120	117	2.6
Mortgage banking income	133	108	23.1
Lending related fees	118	95	24.2
Securities gains (losses)	—	(1)	NM
Other income	102	123	(17.1)
Total noninterest income	$1,553	$1,392	11.6

Noninterest income was up $161 million, or 12%, compared to the first quarter of 2025.

•Investment banking and trading income increased primarily due to higher trading income and capital markets activity.
•Wealth management income increased primarily due to higher assets under management.
•Mortgage banking income increased primarily due to higher commercial and residential production revenues.

Noninterest Expense

The following table provides the components of Truist’s noninterest expense:

Table 4: Noninterest Expense
	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	2026 vs. 2025
Personnel expense	$1,727	$1,604	7.7%
Professional fees and outside processing	313	364	(14.0)
Software expense	230	230	—
Net occupancy expense	179	168	6.5
Equipment expense	85	82	3.7
Marketing and customer development	79	75	5.3
Amortization of intangibles	64	75	(14.7)
Regulatory costs	68	69	(1.4)
Other expense	238	239	(0.4)
Total noninterest expense	$2,983	$2,906	2.6

Noninterest expense was up $77 million, or 2.6%, compared to the first quarter of 2025.

•Personnel expense increased primarily due to increased salaries, incentives, and employee benefits related to hiring.
•Professional fees and outside processing expense decreased primarily due to the completion of various projects.

50 Truist Financial Corporation

Income Taxes

The following table provides information about the effective tax rate for the first quarter of 2026 and 2025:

Table 5: Effective Tax Rate
	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	2026 vs. 2025
Income before income taxes	$1,690	$1,535	10.1%
Provision for income taxes	209	274	(23.7)
Effective tax rate	12.4%	17.9%	(550) bps

During 2026, the IRS concluded its examination of the Company’s federal income tax returns for the 2022 tax year, with no material adjustments or impact on the Company’s financial position or results of operations. The effective tax rate was 12.4% for the three months ended March 31, 2026 compared to 17.9% for the three months ended March 31, 2025. The lower effective tax rate was driven by discrete tax benefits and tax credit activity.

Segment Results

Truist operates and measures business activity across two reportable segments: Consumer and Small Business Banking (CSBB) and Wholesale Banking (WB), with functional activities included in Other, Treasury, and Corporate (OT&C). The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. Refer to “Note 16. Operating Segments” for additional information on the Company’s reportable segments.

Table 6: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	2026 vs. 2025
Consumer and Small Business Banking	$733	$576	27.3%
Wholesale Banking	888	813	9.2
Other, Treasury & Corporate	(140)	(128)	9.4
Truist Financial Corporation	$1,481	$1,261	17.4

Consumer and Small Business Banking

CSBB net income was $733 million for the first quarter of 2026, an increase of $157 million compared to the first quarter of 2025.

•Segment net interest income increased $248 million primarily driven by higher spreads on deposits.
•The allocated provision for credit losses increased $47 million reflecting increased charge-offs and an allowance build in the current quarter.
•Noninterest income increased $26 million primarily due to increases in residential mortgage income.
•Noninterest expense increased $17 million driven by higher enterprise technology, corporate risk management, and regulatory costs, partially offset by lower enterprise operations charges.

CSBB average loans and leases HFI increased $5.3 billion, or 4.1%, for the first quarter of 2026 compared to the first quarter of 2025, primarily due to higher indirect lending in the prime auto and Service Finance portfolios and increased real estate lending driven by residential mortgage and mortgage warehouse lending.

CSBB average total deposits increased $2.8 billion, or 1.3%, for the first quarter of 2026 compared to the first quarter of 2025, primarily driven by increases in money market and savings and noninterest-bearing deposits, partially offset by decreases in interest checking and time deposits.

Truist Financial Corporation 51

Wholesale Banking

WB net income was $888 million for the first quarter of 2026, an increase of $75 million compared to the first quarter of 2025.

•Segment net interest income was flat primarily due to higher deposit spreads and higher loan and deposit balances, partially offset by lower loan yields.
•The allocated provision for credit losses decreased $27 million, which reflects a higher net reserve release.
•Noninterest income increased $121 million driven by higher income from investment banking and trading activity, wealth management, and lending related fees, partially offset by decreased income from certain equity and other investments.
•Noninterest expense increased $47 million primarily due to higher revenue-related incentives.

WB average loans HFI increased $15.4 billion, or 8.6%, for the first quarter of 2026 compared to the first quarter of 2025, primarily due to increases in average commercial and industrial loan balances.

WB average total deposits increased $2.3 billion, or 1.6%, for the first quarter of 2026 compared to the first quarter of 2025, primarily due to increases in interest checking balances, partially offset by declines in average money market and savings and noninterest-bearing deposits.

Other, Treasury & Corporate

OT&C generated a net loss of $140 million in the first quarter of 2026, compared to a net loss of $128 million in the first quarter of 2025.

•OT&C net interest income decreased $160 million primarily due to a decline in interest income on cash balances and securities resulting from lower balances and yields in those portfolios as well as higher inter-segment funding costs for deposits driven by higher segment deposit balances, partially offset by funding charges primarily on loan balances to other segments.
•Noninterest income increased $14 million primarily due to an increase in tax equivalent offset activity related to tax credit investments in the WB segment.
•Noninterest expense increased $13 million primarily due to increased salaries driven by higher investments in talent in the technology and risk management functions and a loss on the early extinguishment of long-term debt, partially offset by lower professional fees and outside processing expenses.

52 Truist Financial Corporation

Analysis of Financial Condition

Investment Activities

The securities portfolio totaled $111.9 billion at March 31, 2026, compared to $112.2 billion at December 31, 2025. U.S. Treasury, GSE, and agency MBS represented 99.6% and 99.7% of the total securities portfolio at March 31, 2026 and December 31, 2025, respectively. The majority of the portfolio is agency MBS.

•The decrease in 2026 was driven by paydowns, maturities, and sales of $4.9 billion, partially offset by purchases of $4.8 billion.
•As of March 31, 2026, 40% of the investment securities portfolio at amortized cost was classified as held-to-maturity, excluding portfolio-level basis adjustments associated with certain AFS securities compared to 41% at December 31, 2025.
•As of March 31, 2026, approximately 4.3% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 3.7% as of December 31, 2025.
•The effective duration of the AFS securities portfolio was 4.4 years at both March 31, 2026 and December 31, 2025, excluding the impact of swaps, or 3.2 years at March 31, 2026 and 2.9 years at December 31, 2025, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.4 years at March 31, 2026, and 7.5 years at December 31, 2025.

Lending Activities

The following table presents the composition of average loans and leases:

Table 7: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Commercial:
Commercial and industrial	$166,636	$163,990	$162,207	$158,491	$155,214
CRE	24,165	23,205	21,171	19,687	19,832
Commercial construction	7,845	8,015	8,258	8,613	8,734
Consumer:
Residential mortgage	56,458	57,100	57,676	56,789	55,658
Home equity	9,666	9,679	9,588	9,586	9,569
Indirect auto	25,342	25,639	24,964	24,158	23,248
Other consumer	32,053	32,181	31,714	30,387	29,291
Credit card	4,857	4,956	4,915	4,890	4,849
Total average loans and leases HFI	$327,022	$324,765	$320,493	$312,601	$306,395

Average loans and leases HFI were $327.0 billion, an increase of $2.3 billion, or 0.7%, compared to the fourth quarter of 2025.

•Average commercial loans increased 1.8% primarily due to an increase in the commercial and industrial and CRE portfolios.
•Average consumer loans decreased 0.9% primarily due to a decline in the residential mortgage portfolio.

End of period loans and leases HFI were $329.2 billion, up $643 million, or 0.2% compared to December 31, 2025, primarily due to increases in the commercial and industrial and CRE portfolios, partially offset by declines in the indirect auto and residential mortgage portfolios.

At March 31, 2026 and December 31, 2025, 56% of loans and leases HFI were variable rate.

Truist Financial Corporation 53

Asset Quality

The following tables summarize asset quality information:

Table 8: Asset Quality
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
NPAs:
NPLs:
Commercial and industrial	$738	$839	$800	$520	$586
CRE	21	47	98	128	294
Commercial construction	23	41	42	1	2
Residential mortgage	231	213	196	191	179
Home equity	101	99	103	107	114
Indirect auto	455	267	247	240	248
Other consumer	73	71	66	64	65
Total NPLs HFI	1,642	1,577	1,552	1,251	1,488
Loans held for sale	79	—	19	12	77
Total nonperforming loans and leases	1,721	1,577	1,571	1,263	1,565
Foreclosed real estate	6	3	4	4	4
Other foreclosed property	58	53	54	49	49
Total nonperforming assets	$1,785	$1,633	$1,629	$1,316	$1,618
Loans 90 days or more past due and still accruing:
Commercial and industrial	$4	$3	$3	$2	$5
Residential mortgage – government guaranteed	609	532	438	424	468
Residential mortgage – nonguaranteed	39	38	41	41	62
Home equity	7	7	6	6	6
Other consumer	26	28	27	24	23
Credit card	75	76	69	49	52
Total loans 90 days or more past due and still accruing	$760	$684	$584	$546	$616
Loans 30-89 days past due and still accruing:
Commercial and industrial	$260	$127	$73	$122	$118
CRE	42	25	6	34	12
Commercial construction	10	36	5	15	—
Residential mortgage – government guaranteed	263	329	327	330	284
Residential mortgage – nonguaranteed	293	357	344	365	347
Home equity	57	69	54	54	57
Indirect auto	508	679	620	582	484
Other consumer	240	281	241	239	246
Credit card	70	77	73	70	71
Total loans 30-89 days past due and still accruing	$1,743	$1,980	$1,743	$1,811	$1,619

Nonperforming assets totaled $1.8 billion at March 31, 2026, up $152 million compared to December 31, 2025, primarily due to increases in the indirect auto and LHFS portfolios and partially offset by decreases in the commercial and industrial and CRE portfolios. The increase in indirect auto was driven by an enhancement to nonaccrual criteria for certain loans in that portfolio effective January 1, 2026 to prospectively include accounts in which cumulative payment extensions are at or above 12 months. Nonperforming loans and leases were 0.50% as a percentage of loans and leases, up two basis points compared to December 31, 2025.

Loans 90 days or more past due and still accruing totaled $760 million at March 31, 2026, up two basis points as a percentage of loans and leases compared to December 31, 2025. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing was 0.05% as a percentage of loans and leases at March 31, 2026, flat compared to December 31, 2025.

Loans 30-89 days past due and still accruing totaled $1.7 billion at March 31, 2026, down $237 million, or seven basis points as a percentage of loans and leases, compared to December 31, 2025.
54 Truist Financial Corporation

The following tables present asset quality metrics. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 4. Loans and ACL” for the amortized cost basis of loans by origination year and credit quality indicator as well as additional disclosures related to NPLs.

Table 9: Asset Quality Ratios
	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
NPLs as a percentage of loans and leases HFI	0.50	0.48	0.48	0.39	0.48
NPLs as a percentage of total loans and leases(1)	0.52	0.48	0.48	0.39	0.51
NPAs(1) as a percentage of total assets	0.33	0.30	0.30	0.24	0.30
Nonperforming assets as a percentage of loans and leases plus foreclosed property	0.52	0.50	0.50	0.41	0.50
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.23	0.21	0.18	0.17	0.20
Loans 90 days or more past due and still accruing as a percentage of loans and leases, excluding government guaranteed loans(2)	0.05	0.05	0.05	0.04	0.05
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.53	0.60	0.54	0.57	0.52
ALLL as a percentage of loans and leases	1.53	1.53	1.54	1.54	1.58
Ratio of ALLL to nonperforming loans and leases	3.1x	3.2x	3.2x	3.9x	3.3x
(1)Nonperforming assets and total loans and leases include loans held for sale.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest on government guaranteed loans is reasonably assured.

Table 10: Asset Quality Ratios
	Three Months Ended
	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Net charge-offs (recoveries) as a percentage of average loans and leases:
Commercial:
Commercial and industrial	0.31%	0.29%	0.19%	0.22%	0.20%
CRE	0.06	0.14	0.44	0.71	1.29
Commercial construction	0.84	(0.04)	(0.03)	(0.02)	(0.02)
Consumer:
Residential mortgage	(0.01)	0.01	—	—	—
Home equity	(0.02)	(0.04)	(0.11)	(0.04)	(0.07)
Indirect auto	2.14	2.10	1.99	1.63	2.26
Other consumer	1.91	1.84	1.55	1.54	1.71
Credit card	5.15	4.64	3.13	4.84	5.21
Total	0.61	0.57	0.48	0.51	0.60

Ratio of ALLL to net charge-offs	2.5x	2.7x	3.3x	3.1x	2.6x
Ratios are annualized.

Truist Financial Corporation 55

The following table presents activity related to NPAs:

Table 11: Rollforward of NPAs
(Dollars in millions)	2026	2025
Balance, January 1	$1,633	$1,477
New NPAs	944	890
Advances and principal increases	106	90
Disposals of foreclosed assets(1)	(150)	(156)
Disposals of NPLs(2)	(48)	(95)
Charge-offs and losses	(357)	(323)
Payments	(283)	(206)
Transfers to performing status	(60)	(58)
Other, net	—	(1)
Ending balance, March 31	$1,785	$1,618
(1)Includes charge-offs and losses recorded upon sale of $76 million and $69 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale, of $1 million and $3 million for the three months ended March 31, 2026 and 2025, respectively.

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

56 Truist Financial Corporation

Table 12: Commercial and Industrial Portfolio Industry and Geography
	March 31, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$31,478	18.6%	$6	$30,464	18.2%	$2
Manufacturing	14,043	8.3	146	13,418	8.0	91
Real estate and rental and leasing	13,119	7.8	7	11,993	7.1	1
Retail trade	11,845	7.0	18	11,940	7.1	24
Health care and social assistance	11,456	6.8	3	11,779	7.0	67
Public administration	8,678	5.1	—	8,658	5.2	2
Wholesale trade	8,052	4.8	213	7,655	4.6	212
Information	7,020	4.1	32	7,523	4.5	158
Utilities	6,592	3.9	—	6,582	3.9	—
Professional, scientific, and technical services	5,454	3.2	5	5,043	3.0	5
Educational services	4,687	2.8	—	4,868	2.9	—
Transportation and warehousing	4,474	2.6	34	4,497	2.7	22
Arts, entertainment, and recreation	4,274	2.5	1	4,182	2.5	1
Construction	3,444	2.0	16	3,350	2.0	4
Administrative and support and waste management and remediation services	3,177	1.9	43	3,108	1.9	36
Accommodation and food services	2,918	1.7	23	2,990	1.8	24
Other(1)	11,380	6.8	64	11,903	7.0	115
Subtotal	152,091	89.9	611	149,953	89.4	764
Business owner occupied	17,156	10.1	127	17,855	10.6	75
Total commercial and industrial	$169,247	100.0%	$738	$167,808	100.0%	$839

Geography:
Florida	$18,718	11.1%	$34	$18,532	11.0%	$30
Texas	18,014	10.6	90	17,001	10.1	157
New York	12,489	7.4	62	12,719	7.6	70
North Carolina	11,940	7.1	15	12,154	7.2	11
Georgia	11,859	7.0	161	11,452	6.8	149
California	11,585	6.8	33	12,460	7.4	34
Virginia	9,659	5.7	3	9,061	5.4	3
Maryland	7,303	4.3	7	7,057	4.2	4
Pennsylvania	6,789	4.0	13	6,890	4.1	131
Tennessee	6,032	3.6	52	5,873	3.5	42
New Jersey	4,759	2.8	11	4,743	2.8	5
Illinois	4,172	2.5	12	3,970	2.4	12
South Carolina	4,155	2.5	2	4,213	2.5	4
Ohio	3,514	2.1	62	3,624	2.2	—
Other(2)	38,259	22.5	181	38,059	22.8	187
Total commercial and industrial	$169,247	100.0%	$738	$167,808	100.0%	$839
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

The Finance and insurance industry category includes various types of nonbank financial institutions, including asset securitization, securities-based lending, and certain REITs, which together comprise approximately 57% and 59% of Truist’s funded loans within that industry category at March 31, 2026 and December 31, 2025, respectively. Asset securitization facilities are structured to provide funding to clients based on advance rates that are applied to pools of eligible collateral that generally result in over collateralization of the funded exposures. Securities-based lending arrangements are collateralized by marketable securities that are maintained in a restricted account and monitored by Truist on a daily basis to help determine whether the value of the underlying securities collateral complies with the terms of the margin agreement established with the origination of the loan.

Truist Financial Corporation 57

Table 13: CRE Portfolio Property Type and Geography
	March 31, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$8,584	35.1%	$5	$8,055	34.0%	$4
Industrial	5,481	22.4	—	5,521	23.3	—
Retail	4,292	17.6	6	4,244	17.9	5
Office	2,428	9.9	8	2,435	10.3	36
Hotel	1,559	6.4	—	1,558	6.6	—
Other(1)	2,103	8.6	2	1,907	7.9	2
Total CRE	$24,447	100.0%	$21	$23,720	100.0%	$47

Geography:
Florida	$2,771	11.3%	$2	$2,668	11.2%	$2
Georgia	2,693	11.0	1	2,586	10.9	1
Texas	2,596	10.6	1	2,411	10.2	1
New York	2,286	9.4	5	2,323	9.8	6
North Carolina	2,244	9.2	2	2,324	9.8	1
Pennsylvania	1,713	7.0	1	1,566	6.6	—
California	1,629	6.7	2	1,628	6.9	—
New Jersey	1,208	4.9	3	1,118	4.7	3
Illinois	1,162	4.8	—	1,178	5.0	13
Virginia	1,013	4.1	—	1,034	4.4	—
Maryland	1,003	4.1	1	883	3.7	2
Other(2)	4,129	16.9	3	4,001	16.8	18
Total CRE	$24,447	100.0%	$21	$23,720	100.0%	$47
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Table 14: Commercial Construction Portfolio Property Type and Geography
	March 31, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$3,587	47.1%	$—	$3,871	49.7%	$—
Industrial	1,966	25.8	—	1,884	24.2	—
Single Family - construction to permanent	1,141	15.0	—	1,070	13.7	—
Office	349	4.6	22	392	5.0	40
Single Family - acquisition and development and commercial land	204	2.7	1	208	2.7	—
Other(1)	373	4.8	—	358	4.7	1
Total commercial construction	$7,620	100.0%	$23	$7,783	100.0%	$41

Geography:
Florida	$1,442	18.9	$—	$1,453	18.7	$—
Georgia	1,103	14.5	—	1,188	15.3	—
Texas	997	13.1	—	1,088	14.0	—
North Carolina	699	9.2	—	748	9.6	—
California	479	6.3	—	431	5.5	—
Other(2)	2,900	38.0	23	2,875	36.9	41
Total commercial construction	$7,620	100.0%	$23	$7,783	100.0%	$41
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Refer to “Note 4. Loans and ACL” for additional information on the commercial portfolios, including loans by origination year and credit quality indicator.

58 Truist Financial Corporation

ACL

Activity related to the ACL is presented in the following tables:

Table 15: Activity in ACL
	Three Months Ended
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Balance, beginning of period	$5,347	$5,305	$5,253	$5,166	$5,161
Provision for credit losses	479	512	436	488	458
Charge-offs:
Commercial and industrial	(142)	(141)	(98)	(120)	(102)
CRE	(7)	(14)	(25)	(38)	(70)
Commercial construction	(17)	—	—	—	—
Residential mortgage	(1)	(3)	(1)	(1)	(1)
Home equity	(3)	(2)	(2)	(4)	(2)
Indirect auto	(158)	(160)	(150)	(127)	(154)
Other consumer	(184)	(178)	(155)	(146)	(154)
Credit card	(71)	(67)	(49)	(70)	(74)
Total charge-offs	(583)	(565)	(480)	(506)	(557)
Recoveries:
Commercial and industrial	16	23	20	31	24
CRE	3	6	2	3	7
Commercial construction	1	1	—	1	—
Residential mortgage	2	1	2	—	2
Home equity	3	3	5	4	4
Indirect auto	25	24	25	28	25
Other consumer	33	28	31	31	30
Credit card	9	9	10	12	11
Total recoveries	92	95	95	110	103
Net charge-offs	(491)	(470)	(385)	(396)	(454)
Other	—	—	1	(5)	1
Balance, end of period	$5,335	$5,347	$5,305	$5,253	$5,166
ACL:
ALLL	$5,026	$5,030	$4,988	$4,899	$4,870
RUFC	309	317	317	354	296
Total ACL	$5,335	$5,347	$5,305	$5,253	$5,166

The ACL was $5.3 billion at March 31, 2026, and included $5.0 billion for the ALLL and $309 million for the RUFC. The ALLL as a percentage of loans and leases HFI at March 31, 2026 was 1.53%, flat compared to December 31, 2025. The ALLL covered nonperforming loans and leases HFI 3.1x at March 31, 2026, compared to 3.2x at December 31, 2025. For the three months ended March 31, 2026, the ALLL was 2.5x annualized net charge-offs, compared to 2.7x for the three months ended December 31, 2025.

Truist Financial Corporation 59

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 16: Allocation of ALLL by Category
	March 31, 2026			December 31, 2025
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,384	27.6%	51.5%	$1,326	26.3%	51.0%
CRE	456	9.1	7.4	476	9.5	7.2
Commercial construction	199	4.0	2.3	246	4.9	2.4
Residential mortgage	198	3.9	17.1	198	3.9	17.3
Home equity	82	1.6	2.9	84	1.7	3.0
Indirect auto	1,036	20.6	7.6	1,036	20.6	7.8
Other consumer	1,258	25.0	9.7	1,238	24.6	9.8
Credit card	413	8.2	1.5	426	8.5	1.5
Total ALLL	5,026	100.0%	100.0%	5,030	100.0%	100.0%
RUFC	309			317
Total ACL	$5,335			$5,347

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

Other Assets

The components of other assets are presented in the following table:

Table 17: Other Assets as of Period End
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Tax credit and other private equity investments	$10,219	$9,882
Bank-owned life insurance	8,568	8,515
Pension assets, net	8,005	7,920
Accounts receivable	2,122	1,624
Accrued income	1,968	2,028
FHLB stock	1,447	1,521
DTA	1,419	1,507
Derivative assets	1,366	1,343
Leased assets and related assets	1,287	1,359
Prepaid expenses	1,080	1,075
ROU assets	1,032	1,045
Other	1,157	1,151
Total other assets	$39,670	$38,970

60 Truist Financial Corporation

Funding Activities

Deposits

The following table presents average deposits:

Table 18: Average Deposits
	Three Months Ended
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Noninterest-bearing deposits	$103,371	$105,552	$105,751	$106,686	$105,895
Interest checking	120,110	112,313	109,244	116,193	109,208
Money market and savings	136,106	138,114	136,515	135,607	136,897
Time deposits	39,337	40,031	45,090	41,997	40,204
Total average deposits	$398,924	$396,010	$396,600	$400,483	$392,204

Average deposits for the first quarter of 2026 were $398.9 billion, up $2.9 billion, or 0.7%, compared to the fourth quarter of 2025.

Average noninterest-bearing deposits decreased 2.1% compared to the fourth quarter of 2025 and represented 25.9% of total deposits for the first quarter of 2026 and 26.7% for the fourth quarter of 2025. Average interest checking deposits increased 6.9%. Average money market and savings accounts decreased 1.5%. Average time deposits decreased 1.7%.

End of period deposits were $404.1 billion, up $3.7 billion, or 0.9%, compared to December 31, 2025 primarily due to increases in interest checking deposits and time deposits, partially offset by a decline in money market and savings.

Truist Financial Corporation 61

Borrowings

At March 31, 2026, short-term borrowings totaled $27.4 billion, a decrease of $398 million compared to December 31, 2025.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $41.6 billion at March 31, 2026, a decrease of $341 million compared to December 31, 2025. During the three months ended March 31, 2026, the Company had:

•Issuances of $2.5 billion of primarily fixed-to-floating rate senior notes with a weighted average interest rate of 4.37% due between January 27, 2029 and January 27, 2032 and $350 million of floating rate senior notes due March 2, 2027.
•Net redemptions of $1.6 billion of floating rate FHLB advances.
•Maturities and redemptions of $1.3 billion of senior notes.

In April 2026, the Parent Company issued $1.0 billion principal amount of fixed-to-floating rate senior notes with an interest rate of 4.68% due April 23, 2032, and $1.0 billion principal amount of fixed-to-floating rate senior notes with an interest rate of 5.28% due April 23, 2037.

Refer to “Note 8. Borrowings” for additional information on short-term borrowings and long-term debt.

Shareholders’ Equity

Total shareholders’ equity was $64.2 billion at March 31, 2026, a decrease of $1.0 billion from December 31, 2025. This decrease reflected $1.1 billion in common share repurchases, $749 million in common and preferred dividends, and a $568 million decrease in AOCI, partially offset by $1.5 billion in net income. Truist’s book value per common share at March 31, 2026, was $47.60, compared to $47.74 at December 31, 2025. Truist’s TBVPS was $33.19 at March 31, 2026, compared to $33.48 at December 31, 2025. TBVPS is a non-GAAP financial measure. See the “Non-GAAP Financial Measures” section in MD&A for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

In April 2026, the Company repurchased $1.2 billion of common stock through open market repurchases.

62 Truist Financial Corporation

Risk Management

Truist seeks to maintain a comprehensive risk management framework supported by people, processes, and systems designed to identify, assess, measure, monitor, control, mitigate, govern, and report on risks arising from exposures and business activities. Truist has developed a risk taxonomy to provide for the identification, measurement, and reporting of primary risk types and classification of risk elements at Truist. Primary risk types are defined across eight categories including credit, market, liquidity, strategic, operational, technology, compliance, and financial crimes. See Item 1, “Business”, Item 1A, “Risk Factors”, and the “Risk Management” section of MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these primary risk types.

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

Truist Financial Corporation 63

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

Table 19: Interest Sensitivity Simulation Analysis
	Mar 31, 2026	Dec 31, 2025
Up 200bps gradual change in interest rates	(0.8)%	(0.9)%
Up 50bps instantaneous change in interest rates	(0.2)	(0.1)
Down 50bps instantaneous change in interest rates	(0.1)	(0.2)
Down 200bps gradual change in interest rates	(0.4)	(0.3)

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

64 Truist Financial Corporation

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

Valuation policies and methodologies exist for all trading positions. Additionally, these positions are subject to independent price verification. Refer to the “Critical Accounting Estimates” section in MD&A, “Note 13. Fair Value Disclosures,” and “Note 14. Derivative Financial Instruments” for discussion of valuation policies and methodologies.

Securitizations

As of March 31, 2026, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $160 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics, including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of March 31, 2026.

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

Truist Financial Corporation 65

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three months ended March 31, 2026 and 2025. Average VaR measures in the three months ended March 31, 2026 were lower compared to the three months ended March 31, 2025, due to lower risk positions.

Table 20: VaR-based Measures
	Three Months Ended March 31,
	2026		2025
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$25	$7	$40	$15
Average	13	5	20	8
Minimum	7	3	9	4
Period-end	13	4	26	9
VaR by Risk Class:
Interest Rate Risk		2		6
Credit Spread Risk		2		7
Equity Price Risk		5		7
Foreign Exchange Risk		1		1
Portfolio Diversification		(5)		(13)
Period-end		4		9

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

Table 21: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Maximum	$85	$287
Average	39	181
Minimum	13	71
Period-end	33	229

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

66 Truist Financial Corporation

VaR Model Backtesting

In accordance with the Market Risk Rule, the Company evaluates the accuracy of its VaR model through daily backtesting by comparing aggregate daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) from covered positions with the corresponding daily VaR-based measures generated by the model. As illustrated in the following graph, there was one Company-wide VaR backtesting exception during the twelve months ended March 31, 2026. The backtesting exception was driven by tariff-related market volatility. The total number of Company-wide VaR backtesting exceptions over the preceding twelve months is used to determine the multiplication factor for the VaR-based capital requirement under the Market Risk Rule. The capital multiplication factor increases from a minimum of three to a maximum of four, depending on the number of exceptions. All Company-wide VaR backtesting exceptions are reviewed in the context of VaR model use and performance. There was no change in the capital multiplication factor over the preceding twelve months.
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

Truist Financial Corporation 67

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

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfies operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. For the three months ended March 31, 2026, Truist held average weighted eligible HQLA of $89.3 billion, and Truist’s average LCR was 110%, which exceeded the regulatory minimum of 100%.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At March 31, 2026, Truist was compliant with this requirement.

68 Truist Financial Corporation

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

Table 22: Selected Liquidity Sources
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Unused borrowing capacity:
Federal Reserve	$85,236	$84,160
FHLB	24,416	23,464
Available investment securities (at fair value)	73,326	70,150
Available secured borrowing capacity	182,978	177,774
Eligible cash at the Federal Reserve	29,902	29,973
Total	$212,880	$207,747

At March 31, 2026, Truist Bank’s available secured borrowing capacity represented approximately 4.8 times the amount of wholesale funding maturities in one year or less.

Parent Company

The Parent Company serves as the primary source of capital for its operating subsidiaries. The Parent Company’s assets consist primarily of cash on deposit with Truist Bank, equity investments in subsidiaries, and advances to subsidiaries, including notes receivable from subsidiaries. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, repurchases of common stock, payments on and, from time to time, potential repurchases or redemptions of a portion of an outstanding tranche of long-term debt of the Parent Company (as may be permitted by the terms of each respective series), and the redemption of preferred stock. Refer to “Note 22. Parent Company Financial Information” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding dividends from subsidiaries and debt transactions.

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank and the Parent Company’s other subsidiaries, and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2026, the Parent Company held cash on hand to meet these requirements.

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

Truist Financial Corporation 69

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of March 31, 2026:

Table 23: Credit Ratings of Truist Financial Corporation and Truist Bank
	S&P	Moody’s	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	A- / A-2	Baa1	A / F1	AAL / R-1M
Senior unsecured	A-	Baa1	A-	AAL
Subordinated	BBB+	Baa1	BBB+	AH
Preferred stock	BBB-	Baa3(hyb)	BBB-	AL
Truist Bank:
Issuer	A / A-1	A3	A / F1	AA / R-1H
Senior unsecured	A	A3	A	AA
Deposits	NA	A1 / P-1	A+ / F1	AA
Subordinated	A-	A3	A-	AAL
Ratings outlook:
Credit trend	Stable	Stable	Stable	Stable

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

Table 24: Capital Requirements
	Minimum Capital	Well-Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects an SCB requirement of 2.5% applicable to Truist as of March 31, 2026. Truist’s SCB requirement, received in the 2025 CCAR process, is effective from October 1, 2025 to September 30, 2027.

The Parent Company’s capital ratios are presented in the following table:

Table 25: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Mar 31, 2026	Dec 31, 2025
Risk-based:	(preliminary)
CET1	10.8%	10.8%
Tier 1 capital	11.9	11.9
Total capital	13.7	13.8
Leverage ratio	9.9	10.0
Supplementary leverage ratio	8.3	8.3
Risk-weighted assets	$441,485	$443,257
70 Truist Financial Corporation

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

Capital ratios remained strong compared to the regulatory requirements for well-capitalized banks. Truist’s CET1 ratio was 10.8% as of March 31, 2026, flat compared to December 31, 2025 as capital returned to shareholders was largely offset by current quarter earnings.

Truist declared common dividends of $0.52 per share during the first quarter of 2026 and repurchased $1.1 billion of common stock. For the first quarter of 2026, the dividend payout ratio was 47%, and the total payout ratio was 129%.

Share Repurchase Activity

Table 26: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)
January 1, 2026 to January 31, 2026	13,936	$50.27	13,936	$9,299
February 1, 2026 to February 28, 2026	8,215	52.77	8,215	8,866
March 1, 2026 to March 31, 2026	—	—	—	8,866
Total	22,151	$51.19	22,151
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Excludes excise taxes on share repurchases.
(4)In December 2025, Truist announced that the Board had authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority from June 2024, as part of Truist’s overall capital distribution strategy. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. The share-repurchase program enables Truist to acquire shares through open-market purchases or privately negotiated transactions, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the share-repurchase program will be subject to various factors, including Truist's capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist's financial and operational performance, alternative uses of capital, the trading price of Truist's common stock, and general market conditions. The share-repurchase program does not obligate Truist to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.

Truist Financial Corporation 71

Regulatory and Supervisory Update

We are subject to an extensive regulatory framework that affects the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take, including our ability to make distributions to shareholders.

The description below summarizes updates to the regulatory and supervisory framework applicable to Truist since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025. This update does not summarize all actual, proposed, or possible changes in statutes, regulations, and other laws applicable to Truist and is not intended to be a substitute for those laws. Refer to “Regulatory and Supervisory Considerations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional disclosures.

On March 19, 2026, the FDIC, FRB, and OCC issued two joint notices of proposed rulemaking to modernize the regulatory capital framework. The proposals include (i) revisions to the existing standardized approach to calculating risk-weighted assets applicable to Category III and IV institutions and smaller banking organizations, including Truist and Truist Bank; and (ii) a new expanded risk-based approach to calculating risk-weighted assets applicable to the largest and most internationally active banking organizations (Category I and II institutions). As Category III institutions, Truist and Truist Bank would have the option under the proposals to apply the expanded risk-based approach in lieu of the revised standardized approach. The proposals would also (i) update the market risk framework applicable to banking organizations with significant trading activity; and (ii) require Category III and IV banking organizations, including Truist and Truist Bank, to recognize most elements of AOCI in their regulatory capital, subject to a five-year transition period. The timing and content of any final rules, and the potential effects of any final rules on Truist and Truist Bank, remain uncertain.

Critical Accounting Estimates

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in accordance with GAAP requires management to make estimates that are used in arriving at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Certain of these estimates are considered critical because they require the use of difficult, complex, or subjective judgments, which are sensitive to changes in key assumptions or inputs. The selection of different assumptions or inputs could result in material changes in Truist’s consolidated financial position or consolidated results of operations, and related disclosures. Estimates that are particularly susceptible to significant change include the ACL; fair value measurement; goodwill; income taxes; and pension and postretirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding its consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2025. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Basis of Presentation” in this report, as applicable.

Goodwill

Goodwill is subject to ongoing periodic impairment testing based on the fair values of the reporting units to which the acquired goodwill relates. Refer to “Note 1. Basis of Presentation” and “Note 7. Goodwill and Other Intangible Assets” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of management’s impairment testing approach and the Company's most recent annual quantitative test.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions, including management’s financial projections, discount rate estimates, and other inputs. Therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. The valuation of the WB reporting unit as of October 1, 2025 indicated that if the discount rate increased 100 basis points, with other cash flow assumptions unchanged, the reporting unit’s fair value would be less than its carrying value, indicating a goodwill impairment under the income approach. Ultimately, adverse performance in relation to management’s projections or potential future changes in management’s assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, changes in the underlying makeup of the reporting unit, or changes in the risk profile of the reporting unit, which could impact whether the fair value of a reporting unit is less than its carrying value.

The Company monitored events and circumstances during the period from January 1, 2026 to March 31, 2026, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2025 quantitative impairment test, and the sensitivity of the October 1, 2025 quantitative results to changes in assumptions as of March 31, 2026. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of March 31, 2026.

72 Truist Financial Corporation

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

Table 27: Reconciliation of ROTCE
		Three Months Ended March 31,
(Dollars in millions)		2026	2025
Calculation of tangible net income available to common shareholders:
Net income available to common shareholders	(a)	$1,377	$1,157
Amortization of intangibles		64	75
Applicable income taxes related to amortization of intangibles(1)		(15)	(18)
Tangible net income available to common shareholders	(b)	$1,426	$1,214

Calculation of average tangible common shareholders’ equity:
Average common shareholders’ equity	(c)	$59,879	$58,125
Average intangible assets		(18,386)	(18,669)
Applicable deferred taxes related to intangible assets(1)		404	422
Average tangible common shareholders’ equity	(d)	$41,897	$39,878

Return on average common shareholders’ equity	(a)/(c)	9.3%	8.1%
ROTCE	(b)/(d)	13.8	12.3
(1)Calculated using the applicable marginal tax rate.

Table 28: Reconciliation of Tangible Common Equity
(Dollars in millions, except per share data, shares in thousands)		March 31, 2026	December 31, 2025
Calculation of period end tangible common equity:
Total shareholders’ equity		$64,214	$65,189
Preferred stock		(4,916)	(4,916)
Common shareholders’ equity	(a)	59,298	60,273
Intangible assets		(18,350)	(18,416)
Applicable deferred taxes related to intangible assets(1)		403	407
Tangible common equity	(b)	$41,351	$42,264

Common shares outstanding at end of period	(c)	1,245,879	1,262,470

Common shareholders’ equity per common share	(a)/(c)	$47.60	47.74
TBVPS	(b)/(c)	33.19	33.48
(1)Calculated using the applicable marginal tax rate.

Truist Financial Corporation 73

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Refer to the “Market risk” section in MD&A, which is incorporated by reference into this item.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the “Legal Proceedings and Other Legal Matters” section in “Note 12. Commitments and Contingencies,” which is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to Truist or that management has deemed to be immaterial also may materially adversely affect Truist’s business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to the “Share Repurchase Activity” section in MD&A, which is incorporated by reference into this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

74 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1	Form of 2026 Restricted Stock Unit Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan, as amended	Filed herewith.
10.2	Form of 2026 Performance Unit Award Agreement (Senior Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan, as amended	Filed herewith.
10.3	Form of 2026 LTIP Award Agreement (Senor Executive – 60/10 Retirement) for the Truist Financial Corporation 2022 Incentive Plan, as amended	Filed herewith.
10.4	Form of 2026 Restricted Stock Unit Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan, as amended	Filed herewith.
10.5	Form of 2026 Performance Unit Award Agreement (Senior Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan, as amended	Filed herewith.
10.6	Form of 2026 LTIP Award Agreement (Senor Executive – 60/5 Retirement) for the Truist Financial Corporation 2022 Incentive Plan, as amended	Filed herewith.
10.7	Truist Financial Corporation 2022 Incentive Plan (amended and restated as of April 28, 2026)	Incorporated herein by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed March 16, 2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
Truist Financial Corporation 75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	May 1, 2026	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2026	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

76 Truist Financial Corporation