Form 10-Q
period 2026-06-30
TRUIST FINANCIAL CORP
filed 2026-07-31
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2026
Commission File Number: 1-10853

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

At June 30, 2026, 1,221,626,188 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
AI	Artificial intelligence, including machine learning and other types of artificial intelligence
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ATM	Automated teller machine
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CODM	Chief Operating Decision Maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment
DTA	Deferred tax asset
EPS	Earnings per common share
ERC	Enterprise Risk Committee
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross Domestic Product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IPV	Independent price verification
IRR	Interest rate risk
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
NA	Not applicable
NII	Net interest income
NIM - TE	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
REIT	Real estate investment trust
RMO	Risk Management Organization
ROTCE	Return on average tangible common equity, a non-GAAP measure
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
SBIC	Small Business Investment Company
Truist Financial Corporation 1

Term	Definition
SCB	Stress Capital Buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share, a non-GAAP measure
TE	Taxable-equivalent
TMRO	Treasury & Market Risk Oversight
TRS	Total Return Swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment
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
•our ability to identify, assess, monitor, and mitigate physical-security and cybersecurity risks, including denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, AI-driven cyberattacks, environmental conditions, and intentional acts of destruction;
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
•our ability to execute strategic and operational plans, including with respect to accelerating growth, improving profitability, investing in talent and technology, maintaining expense, credit, and risk discipline, and returning capital to shareholders;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Jun 30, 2026	Dec 31, 2025
Assets
Cash and due from banks	$4,707	$4,967
Interest-bearing deposits with banks	34,581	31,410
Securities borrowed or purchased under agreements to resell	4,431	3,200
Trading assets at fair value	5,288	5,790
AFS securities at fair value	67,651	65,042
HTM securities (fair value of $38,145 and $39,130, respectively)	46,351	47,186
LHFS (including $2,198 and 1,622 at fair value, respectively)	2,477	1,883
Loans and leases (including $10 and $11 at fair value, respectively)	329,796	328,595
ALLL	(4,983)	(5,030)
Loans and leases, net of ALLL	324,813	323,565
Premises and equipment	3,177	3,172
Goodwill	17,125	17,125
CDI and other intangible assets	1,130	1,256
Loan servicing rights at fair value	4,293	3,972
Other assets (including $1,841 and $1,725 at fair value, respectively)	39,999	38,970
Total assets	$556,023	$547,538
Liabilities
Noninterest-bearing deposits	$104,341	$105,092
Interest-bearing deposits (including $688 and $639 at fair value, respectively)	305,038	295,306
Short-term borrowings (including $3,121 and $2,394 at fair value, respectively)	26,885	27,839
Long-term debt	42,976	41,963
Other liabilities (including $2,228 and $1,797 at fair value, respectively)	12,688	12,149
Total liabilities	491,928	482,349
Shareholders’ Equity
Preferred stock	5,411	4,916
Common stock, $5 par value	6,108	6,312
Additional paid-in capital	31,616	33,663
Retained earnings	27,676	26,067
AOCI, net of deferred income taxes	(6,716)	(5,769)
Total shareholders’ equity	64,095	65,189
Total liabilities and shareholders’ equity	$556,023	$547,538
Common shares outstanding	1,221,626	1,262,470
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	196	176
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans and leases	$4,659	$4,657	$9,258	$9,150
Interest on securities	871	961	1,720	1,936
Interest on other earning assets	437	536	844	1,056
Total interest income	5,967	6,154	11,822	12,142
Interest Expense
Interest on deposits	1,575	1,844	3,100	3,580
Interest on long-term debt	485	431	930	840
Interest on other borrowings	286	292	572	628
Total interest expense	2,346	2,567	4,602	5,048
Net Interest Income	3,621	3,587	7,220	7,094
Provision for credit losses	395	488	874	946
Net Interest Income After Provision for Credit Losses	3,226	3,099	6,346	6,148
Noninterest Income
Wealth management income	375	348	745	692
Card and treasury management fees	353	351	691	684
Investment banking and trading income	352	205	724	478
Other deposit revenue	120	108	240	225
Mortgage banking income	116	107	249	215
Lending related fees	120	99	238	194
Securities gains (losses)	—	(18)	—	(19)
Other income	208	200	310	323
Total noninterest income	1,644	1,400	3,197	2,792
Noninterest Expense
Personnel expense	1,792	1,678	3,519	3,282
Professional fees and outside processing	335	373	648	737
Software expense	239	231	469	461
Net occupancy expense	171	181	350	349
Equipment expense	79	89	164	171
Marketing and customer development	91	82	170	157
Amortization of intangibles	63	73	127	148
Regulatory costs	61	55	129	124
Other expense	224	224	462	463
Total noninterest expense	3,055	2,986	6,038	5,892
Earnings
Income before income taxes	1,815	1,513	3,505	3,048
Provision for income taxes	262	273	471	547
Net income	1,553	1,240	3,034	2,501
Preferred stock dividends and other	34	60	138	164
Net income available to common shareholders	$1,519	$1,180	$2,896	$2,337
Basic EPS	$1.24	$0.91	2.34	1.80
Diluted EPS	1.23	0.90	2.31	1.78
Basic weighted average shares outstanding	1,224,867	1,292,292	1,236,682	1,299,833
Diluted weighted average shares outstanding	1,239,040	1,305,005	1,252,766	1,314,779

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,553	$1,240	$3,034	$2,501
OCI, net of tax:
Net change in net pension and postretirement costs	1	2	(5)	7
Net change in cash flow hedges	(463)	275	(862)	704
Net change in AFS securities	31	16	(180)	494
Net change in HTM securities	50	59	97	109
Other, net	2	5	3	6
Total OCI, net of tax	(379)	357	(947)	1,320
Total comprehensive income	$1,174	$1,597	$2,087	$3,821
Income Tax Effect of Items Included in OCI:
Net change in net pension and postretirement costs	$—	$(1)	$(2)	$—
Net change in cash flow hedges	(146)	84	(270)	217
Net change in AFS securities	10	(10)	(55)	139
Net change in HTM securities	16	12	30	27
Other, net	1	—	1	—
Total income taxes related to OCI	$(119)	$85	$(296)	$383

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Total Shareholders’ Equity
Balance, April 1, 2025	1,309,539	$5,907	$6,548	$35,178	$24,252	$(7,250)	$64,635
Net income	—	—	—	—	1,240	—	1,240
OCI	—	—	—	—	—	357	357
Issued in connection with equity awards, net	105	—	—	—	(3)	—	(3)
Repurchase of common stock, including excise tax	(20,209)	—	(101)	(656)	—	—	(757)
Cash dividends declared on common stock	—	—	—	—	(670)	—	(670)
Cash dividends declared on preferred stock	—	—	—	—	(60)	—	(60)
Equity-based compensation expense	—	—	—	98	—	—	98
Balance, June 30, 2025	1,289,435	$5,907	$6,447	$34,620	$24,759	$(6,893)	$64,840
Balance, April 1, 2026	1,245,879	$4,916	$6,229	$32,610	$26,796	$(6,337)	$64,214
Net income	—	—	—	—	1,553	—	1,553
OCI	—	—	—	—	—	(379)	(379)
Issued in connection with equity awards, net	173	—	1	(3)	(3)	—	(5)
Repurchase of common stock, including excise tax	(24,426)	—	(122)	(1,090)	—	—	(1,212)
Issuance of preferred stock	—	495	—	—	—	—	495
Cash dividends declared on common stock	—	—	—	—	(636)	—	(636)
Cash dividends declared on preferred stock	—	—	—	—	(34)	—	(34)
Equity-based compensation expense	—	—	—	99	—	—	99
Balance, June 30, 2026	1,221,626	$5,411	$6,108	$31,616	$27,676	$(6,716)	$64,095
Balance, January 1, 2025	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$63,679
Net income	—	—	—	—	2,501	—	2,501
OCI	—	—	—	—	—	1,320	1,320
Issued in connection with equity awards, net	4,963	—	24	(83)	(6)	—	(65)
Repurchase of common stock, including excise tax	(31,464)	—	(157)	(1,103)	—	—	(1,260)
Cash dividends declared on common stock	—	—	—	—	(1,349)	—	(1,349)
Cash dividends declared on preferred stock	—	—	—	—	(164)	—	(164)
Equity-based compensation expense	—	—	—	178	—	—	178
Balance, June 30, 2025	1,289,435	$5,907	$6,447	$34,620	$24,759	$(6,893)	$64,840
Balance, January 1, 2026	1,262,470	$4,916	$6,312	$33,663	$26,067	$(5,769)	$65,189
Net income	—	—	—	—	3,034	—	3,034
OCI	—	—	—	—	—	(947)	(947)
Issued in connection with equity awards, net	5,733	—	29	(109)	(6)	—	(86)
Repurchase of common stock, including excise tax	(46,577)	—	(233)	(2,122)	—	—	(2,355)
Issuance of preferred stock	—	495	—	—	—	—	495
Cash dividends declared on common stock	—	—	—	—	(1,281)	—	(1,281)
Cash dividends declared on preferred stock	—	—	—	—	(138)	—	(138)
Equity-based compensation expense	—	—	—	184	—	—	184
Balance, June 30, 2026	1,221,626	$5,411	$6,108	$31,616	$27,676	$(6,716)	$64,095

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$3,034	$2,501
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	874	946
Depreciation	257	284
Amortization of intangibles	127	148
Net change in operating assets and liabilities:
LHFS	(576)	128
Pension asset	(169)	(145)
Derivative assets and liabilities	378	(1,106)
Trading assets	502	(863)
Investments in affordable housing projects and other qualified tax credits(1)	(605)	39
Other assets and other liabilities(1)	(1,209)	(600)
Other, net(1)	(895)	328
Net cash flows from operating activities	1,718	1,660
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	59	1,109
Proceeds from maturities, calls and paydowns of AFS securities	8,354	8,079
Purchases of AFS securities	(10,776)	(6,879)
Proceeds from maturities, calls and paydowns of HTM securities	1,767	1,812
Purchases of HTM securities	(795)	—
Originations of loans and leases, net of principal collected	(2,545)	(12,860)
Purchases of loans and leases	(206)	(668)
Sales of loans and leases	550	358
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(1,231)	(106)
Other, net	14	(181)
Net cash flows from investing activities	(4,809)	(9,336)
Cash Flows From Financing Activities:
Net change in deposits	8,981	15,598
Net change in short-term borrowings	(951)	(12,556)
Proceeds from issuance of long-term debt	50,473	28,642
Repayment of long-term debt	(49,131)	(19,486)
Repurchase of common stock	(2,334)	(1,250)
Net proceeds from preferred stock issued	495	—
Cash dividends paid on common stock	(1,281)	(1,349)
Cash dividends paid on preferred stock	(138)	(164)
Other, net	(112)	(76)
Net cash flows from financing activities	6,002	9,359
Net Change in Cash and Cash Equivalents	2,911	1,683
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	36,377	39,768
Cash and Cash Equivalents of Continuing and Discontinued Operations, June 30	$39,288	$41,451
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$4,661	$4,967
Income taxes	97	170
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
Truist Financial Corporation 9

Changes in Accounting Principles and Effects of New Accounting Standards

The following table provides a summary of significant accounting standards adopted during the current year and standards not yet adopted:

Standard / Effective Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract / January 1, 2027	Refines the scope of derivatives by adding a scope exception from derivative accounting for contracts that (i) are not exchange traded and (ii) have underlyings based on operations or activities specific to one of the parties to the contract. However, contracts based on certain underlyings or features would not qualify for the scope exception. Clarifies that the revenue guidance applies initially to share-based noncash consideration (e.g., shares, share options or other equity instruments) received from a customer for the transfer of goods or services. Permits a prospective or modified retrospective basis transition approach. Early adoption is permitted.	Truist does not expect a material impact on its financial statements.
Hedge Accounting Improvements / January 1, 2027	The standard (i) permits designation of variable price elements of forecasted purchases or sales of nonfinancial assets as hedged items, provided they are clearly and closely related to the underlying asset, (ii) allows individual transactions with similar risk exposures to be grouped for hedge accounting, (iii) permits entities to continue hedge accounting when a borrower transitions to a new interest rate index and/or tenor for choose-your-rate debt instruments, as long as the hedging instrument remains highly effective in offsetting the cash flows attributable to the revised hedged risk, (iv) allows entities, for the written option test, to assume that certain terms of the hedging instrument match those of the forecasted transaction, and
	(v) requires that any basis adjustments to foreign-currency-denominated debt related to fair value hedges of interest rate risk be excluded from net investment hedge effectiveness assessments. Early adoption is permitted.	Truist does not expect a material impact on its financial statements.
Purchased Loans / January 1, 2027	Requires loans (excluding credit cards) acquired without credit deterioration and classified as seasoned to be treated as purchased seasoned loans and accounted for using the gross-up method at purchase. Under the gross-up method, estimated credit losses at the purchase date are recorded by an offsetting gross-up adjustment to the purchase price of the purchased loans. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Requires prospective application. Early adoption is permitted.	Truist is evaluating the requirements of this standard. Any impact on Truist's financial statements will depend on the nature and volume of future in-scope transactions.
Expense Disaggregation Disclosures / December 31, 2027	Introduces new requirements to disclose more detailed information about certain types of expenses not already presented in separate expense captions in the Consolidated Statements of Income, including employee compensation, depreciation, intangible asset amortization, and selling expenses. Banks that present a caption for salaries and benefits under SEC rules would be permitted to retain their current definition. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.
Internal-Use Software / January 1, 2028	Eliminates references to prescriptive and sequential software development stages and requires eligible cost capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating probable-to-complete, requires consideration of any significant development uncertainty. Permits a prospective, a modified transition for in-process projects, or a retrospective transition approach.	Truist is evaluating the impact of this standard on its financial statements.

10 Truist Financial Corporation

NOTE 2. Securities Financing Activities

The Company’s securities financing activities include borrowing securities, purchasing securities under agreements to resell, and selling securities under agreements to repurchase.

Securities Borrowed or Purchased Under Agreements to Resell

The Company primarily borrows corporate debt and equity securities in its market-making, settlement, and other trading activities, including facilitating client transactions and covering short positions. Securities borrowing transactions are recorded as receivables reflecting the Company’s right to reclaim cash collateral pledged to securities lenders in exchange for borrowed securities. The Company monitors the fair value of securities borrowed daily, pledging additional collateral or obtaining refunds of excess collateral as warranted under the applicable agreements.

The Company purchases securities under agreements to resell primarily as a source of short-term financing to counterparties or to cover short positions. Securities purchased under agreements to resell are recorded as collateralized financing receivables carried at the amount of cash advanced. The difference between the contractual resale amount and the amount advanced is accrued ratably as interest income over the life of the arrangement. At the inception of these arrangements, the Company and its counterparties agree on the amount of collateral required to secure the amount advanced. The Company monitors collateral values daily and calls for additional collateral to be provided as warranted under the applicable agreements. Securities purchased under agreements to resell are primarily collateralized by U.S. government debt securities.

The securities the Company borrows or receives as collateral are not recognized on its Consolidated Balance Sheets.

Securities Sold Under Agreements to Repurchase

The Company sells securities under agreements to repurchase as a source of short-term collateralized funding. Securities sold under agreements to repurchase are recorded as collateralized borrowings carried at the amount of cash received and are included within Short-term borrowings. The difference between the contractual repurchase amount and the amount of cash received is accrued ratably as interest expense over the life of the arrangement. Securities sold under agreements to repurchase are primarily collateralized by corporate, residential agency MBS, municipal, or U.S. government debt securities. Securities pledged by the Company are not presented net against the associated liability recorded in Short-term borrowings. The Company may be obligated to pledge additional collateral in the event of a significant decline in the fair value of collateral pledged. This risk is managed by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions. Refer to “Note 12. Commitments and Contingencies” for additional information related to pledged securities.

Truist Financial Corporation 11

The agreements that govern the Company's securities financing transactions provide for a right of offset in the event of default or bankruptcy with respect to either party to such transactions. The following table presents the Company's securities financing transactions, including those executed under master netting (or similar) arrangements. Refer to “Note 14. Derivative Financial Instruments“ for information about the Company's derivative instruments subject to master netting (or similar) arrangements.

	June 30, 2026
(Dollars in millions)	Amount in Consolidated Balance Sheets	Amount Not Offset in Consolidated Balance Sheets	Received/Pledged Financial Instruments(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,743	$(71)	$(1,661)	$11
Securities borrowed	2,688	—	(2,640)	48
Total securities borrowed or purchased under agreements to resell	$4,431	$(71)	$(4,301)	$59
Liabilities:
Securities sold under agreements to repurchase	$(5,871)	$71	$5,800	$—

	December 31, 2025
	Amount in Consolidated Balance Sheets	Amount Not Offset in Consolidated Balance Sheets	Received/Pledged Financial Instruments(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,313	$(78)	$(1,223)	$12
Securities borrowed	1,887	—	(1,835)	52
Total securities borrowed or purchased under agreements to resell	$3,200	$(78)	$(3,058)	$64
Liabilities:
Securities sold under agreements to repurchase	$(3,103)	$78	$3,025	$—
(1)The fair value of received/pledged financial instruments is limited to the carrying amount of the associated asset or liability. The fair value of securities received that was permitted to be resold or repledged was $4.4 billion as of June 30, 2026 and $3.1 billion as of December 31, 2025. Of the fair value of securities permitted to be resold or repledged, the fair value of securities repledged or resold was $3.0 billion as of June 30, 2026 and $2.2 billion as of December 31, 2025.

The following table presents additional information related to the Company’s securities sold under agreements to repurchase, by collateral type and remaining contractual maturity:

	June 30, 2026			December 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$71	$—	$71	$78	$—	$78
State and Municipal	42	—	42	100	—	100
Agency MBS – residential	—	1,150	1,150	—	298	298
Corporate and other debt securities	308	4,300	4,608	300	2,327	2,627
Total securities sold under agreements to repurchase	$421	$5,450	$5,871	$478	$2,625	$3,103
12 Truist Financial Corporation

NOTE 3. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

June 30, 2026	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$13,316	$47	$(50)	$(3)	$13,313
GSE	459	2	(25)	(23)	436
Agency MBS – residential	53,207	162	(4,217)	(4,055)	49,152
Agency MBS – commercial	3,718	3	(595)	(592)	3,126
States and political subdivisions	342	11	(12)	(1)	341
Collateralized loan obligations	1,279	—	—	—	1,279
Other	4	—	—	—	4
Total AFS securities, excluding portfolio level basis adjustments	$72,325	$225	$(4,899)	$(4,674)	$67,651
Portfolio level basis adjustments(1)	(102)			102	—
Total AFS securities	$72,223	$225	$(4,899)	$(4,572)	$67,651
HTM securities:
Agency MBS – residential	$46,351	$2	$(8,208)	$(8,206)	$38,145

December 31, 2025	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$12,727	$89	$(24)	$65	$12,792
GSE	481	4	(25)	(21)	460
Agency MBS – residential	51,971	272	(4,017)	(3,745)	48,226
Agency MBS – commercial	3,762	12	(574)	(562)	3,200
States and political subdivisions	347	13	(10)	3	350
Other	14	—	—	—	14
Total AFS securities, excluding portfolio level basis adjustments	$69,302	$390	$(4,650)	$(4,260)	$65,042
Portfolio level basis adjustments(1)	77			(77)	—
Total AFS securities	$69,379	$390	$(4,650)	$(4,337)	$65,042
HTM securities:
Agency MBS – residential	$47,186	$—	$(8,056)	$(8,056)	$39,130
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

	Amortized Cost					Fair Value
June 30, 2026 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,610	$7,927	$36	$743	$13,316	$4,634	$7,931	$35	$713	$13,313
GSE	—	—	4	455	459	—	—	4	432	436
Agency MBS – residential	—	—	50	53,157	53,207	—	—	49	49,103	49,152
Agency MBS – commercial	—	534	419	2,765	3,718	—	531	414	2,181	3,126
States and political subdivisions	2	81	179	80	342	2	83	178	78	341
Collateralized loan obligations	—	—	—	1,279	1,279	—	—	—	1,279	1,279
Other	4	—	—	—	4	4	—	—	—	4
Total AFS securities	$4,616	$8,542	$688	$58,479	$72,325	$4,640	$8,545	$680	$53,786	$67,651
HTM securities:
Agency MBS – residential	$—	$—	$—	$46,351	$46,351	$—	$—	$—	$38,145	$38,145
Truist Financial Corporation 13

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2026 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$3,932	$(44)	$130	$(6)	$4,062	$(50)
GSE	105	(1)	204	(24)	309	(25)
Agency MBS – residential	13,928	(117)	23,431	(4,100)	37,359	(4,217)
Agency MBS – commercial	561	(8)	1,997	(587)	2,558	(595)
States and political subdivisions	202	(12)	—	—	202	(12)
Other	—	—	4	—	4	—
Total	$18,728	$(182)	$25,766	$(4,717)	$44,494	$(4,899)
HTM securities:
Agency MBS – residential	$201	$—	$37,355	$(8,208)	$37,556	$(8,208)

	Less than 12 months		12 months or more		Total
December 31, 2025 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$704	$(16)	$432	$(8)	$1,136	$(24)
GSE	65	(1)	228	(24)	293	(25)
Agency MBS – residential	2,882	(8)	24,986	(4,009)	27,868	(4,017)
Agency MBS – commercial	227	(2)	2,093	(572)	2,320	(574)
States and political subdivisions	158	(10)	31	—	189	(10)
Other	7	—	7	—	14	—
Total	$4,043	$(37)	$27,777	$(4,613)	$31,820	$(4,650)
HTM securities:
Agency MBS – residential	$—	$—	$39,130	$(8,056)	$39,130	$(8,056)

At June 30, 2026 and December 31, 2025, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.

14 Truist Financial Corporation

NOTE 4. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing			Nonperforming
June 30, 2026 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Without an ALLL	With an ALLL	Total
Commercial:
Commercial and industrial	$168,025	$142	$2	$98	$559	$168,826
CRE	25,338	95	3	—	43	25,479
Commercial construction	7,350	—	—	—	22	7,372
Consumer:
Residential mortgage	55,143	665	593	—	231	56,632
Home equity	9,519	52	8	—	98	9,677
Indirect auto	22,750	521	—	—	569	23,840
Other consumer	32,835	232	25	—	72	33,164
Credit card	4,672	67	67	—	—	4,806
Total	$325,632	$1,774	$698	$98	$1,594	$329,796
(1)Includes government guaranteed loans of $560 million in the residential mortgage portfolio.

	Accruing			Nonperforming
December 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Without an ALLL	With an ALLL	Total
Commercial:
Commercial and industrial	$166,839	$127	$3	$5	$834	$167,808
CRE	23,648	25	—	—	47	23,720
Commercial construction	7,706	36	—	—	41	7,783
Consumer:
Residential mortgage	55,338	686	570	6	207	56,807
Home equity	9,544	69	7	1	98	9,719
Indirect auto	24,713	679	—	—	267	25,659
Other consumer	31,801	281	28	—	71	32,181
Credit card	4,765	77	76	—	—	4,918
Total	$324,354	$1,980	$684	$12	$1,565	$328,595
(1)Includes government guaranteed loans of $532 million in the residential mortgage portfolio.
Truist Financial Corporation 15

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

As of / for the six months ended June 30, 2026 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2026	2025	2024	2023	2022	Prior				Total
Commercial:
Commercial and industrial:
Pass	$21,710	$30,724	$9,990	$6,365	$10,443	$19,155	$66,150	$—	$(281)	$164,256
Special mention	248	148	94	106	158	212	564	—	—	1,530
Substandard	60	463	251	285	123	304	897	—	—	2,383
Nonperforming	2	27	89	56	152	92	239	—	—	657
Total	22,020	31,362	10,424	6,812	10,876	19,763	67,850	—	(281)	168,826
Gross charge-offs	11	22	41	6	6	21	172	—	—	279
CRE:
Pass	4,964	7,443	1,087	1,165	2,939	4,637	1,210	—	(99)	23,346
Special mention	35	94	3	15	164	376	—	—	—	687
Substandard	111	326	32	385	237	256	56	—	—	1,403
Nonperforming	—	—	—	1	30	12	—	—	—	43
Total	5,110	7,863	1,122	1,566	3,370	5,281	1,266	—	(99)	25,479
Gross charge-offs	—	3	—	—	4	1	—	—	—	8
Commercial construction:
Pass	688	1,868	615	628	269	42	1,930	—	—	6,040
Special mention	35	6	—	21	221	—	153	—	—	436
Substandard	139	158	—	88	486	—	3	—	—	874
Nonperforming	—	—	—	—	—	—	22	—	—	22
Total	862	2,032	615	737	976	42	2,108	—	—	7,372
Gross charge-offs	—	—	—	—	—	—	18	—	—	18
Consumer:
Residential mortgage:
Current	2,901	5,369	3,421	2,169	11,232	30,051	—	—	—	55,143
30 - 89 days past due	6	16	22	32	72	517	—	—	—	665
90 days or more past due	—	14	40	95	69	375	—	—	—	593
Nonperforming	—	5	6	11	42	167	—	—	—	231
Total	2,907	5,404	3,489	2,307	11,415	31,110	—	—	—	56,632
Gross charge-offs	—	—	—	—	—	2	—	—	—	2
Home equity:
Current	—	—	—	—	—	—	6,739	2,780	—	9,519
30 - 89 days past due	—	—	—	—	—	—	38	14	—	52
90 days or more past due	—	—	—	—	—	—	6	2	—	8
Nonperforming	—	—	—	—	—	—	43	55	—	98
Total	—	—	—	—	—	—	6,826	2,851	—	9,677
Gross charge-offs	—	—	—	—	—	—	6	—	—	6
Indirect auto:
Current	3,845	9,590	4,540	1,424	2,134	1,217	—	—	—	22,750
30 - 89 days past due	25	151	111	67	83	84	—	—	—	521
Nonperforming	3	51	66	102	153	194	—	—	—	569
Total	3,873	9,792	4,717	1,593	2,370	1,495	—	—	—	23,840
Gross charge-offs	2	59	56	51	64	61	—	—	—	293
Other consumer:
Current	6,951	9,545	4,701	3,122	2,770	2,648	3,062	32	4	32,835
30 - 89 days past due	26	56	43	44	31	24	5	3	—	232
90 days or more past due	2	6	5	6	3	1	2	—	—	25
Nonperforming	2	20	12	12	11	15	—	—	—	72
Total	6,981	9,627	4,761	3,184	2,815	2,688	3,069	35	4	33,164
Gross charge-offs	22	118	71	62	39	29	11	—	—	352
Credit card:
Current	—	—	—	—	—	—	4,637	35	—	4,672
30 - 89 days past due	—	—	—	—	—	—	63	4	—	67
90 days or more past due	—	—	—	—	—	—	64	3	—	67
Total	—	—	—	—	—	—	4,764	42	—	4,806
Gross charge-offs	—	—	—	—	—	—	134	7	—	141
Total	$41,753	$66,080	$25,128	$16,199	$31,822	$60,379	$85,883	$2,928	$(376)	$329,796
Gross charge-offs	$35	$202	$168	$119	$113	$114	$341	$7	$—	$1,099

16 Truist Financial Corporation

As of / for the year ended December 31, 2025 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2025	2024	2023	2022	2021	Prior				Total
Commercial:
Commercial and industrial:
Pass	$42,084	$12,725	$8,296	$13,476	$7,558	$14,854	$63,555	$—	$(233)	$162,315
Special mention	401	153	136	180	309	113	621	—	—	1,913
Substandard	351	391	476	383	254	262	624	—	—	2,741
Nonperforming	77	112	64	144	12	53	377	—	—	839
Total	42,913	13,381	8,972	14,183	8,133	15,282	65,177	—	(233)	167,808
Gross charge-offs	45	96	70	28	1	9	212	—	—	461
CRE:
Pass	8,621	1,300	1,548	3,233	1,797	3,510	1,103	—	(84)	21,028
Special mention	26	11	61	181	211	121	—	—	—	611
Substandard	376	153	311	460	150	449	135	—	—	2,034
Nonperforming	4	1	1	13	6	22	—	—	—	47
Total	9,027	1,465	1,921	3,887	2,164	4,102	1,238	—	(84)	23,720
Gross charge-offs	6	42	14	8	—	77	—	—	—	147
Commercial construction:
Pass	1,398	581	1,070	531	158	20	1,844	—	—	5,602
Special mention	112	—	40	252	32	2	36	—	—	474
Substandard	175	32	348	1,020	91	—	—	—	—	1,666
Nonperforming	—	—	—	—	—	—	41	—	—	41
Total	1,685	613	1,458	1,803	281	22	1,921	—	—	7,783
Consumer:
Residential mortgage:
Current	5,724	3,947	2,420	11,747	14,453	17,047	—	—	—	55,338
30 - 89 days past due	20	14	35	81	68	468	—	—	—	686
90 days or more past due	6	34	90	61	34	345	—	—	—	570
Nonperforming	—	5	6	37	35	130	—	—	—	213
Total	5,750	4,000	2,551	11,926	14,590	17,990	—	—	—	56,807
Gross charge-offs	—	1	1	2	2	—	—	—	—	6
Home equity:
Current	—	—	—	—	—	—	6,575	2,969	—	9,544
30 - 89 days past due	—	—	—	—	—	—	52	17	—	69
90 days or more past due	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	33	66	—	99
Total	—	—	—	—	—	—	6,665	3,054	—	9,719
Gross charge-offs	—	—	—	—	—	—	9	1	—	10
Indirect auto:
Current	11,752	5,780	1,933	3,075	1,430	750	—	—	(7)	24,713
30 - 89 days past due	123	139	106	142	80	89	—	—	—	679
Nonperforming	29	53	46	65	38	36	—	—	—	267
Total	11,904	5,972	2,085	3,282	1,548	875	—	—	(7)	25,659
Gross charge-offs	30	101	122	163	72	103	—	—	—	591
Other consumer:
Current	12,416	5,975	3,947	3,415	1,446	1,791	2,780	27	4	31,801
30 - 89 days past due	66	60	66	44	17	19	7	2	—	281
90 days or more past due	4	7	11	4	—	—	2	—	—	28
Nonperforming	13	12	14	12	9	11	—	—	—	71
Total	12,499	6,054	4,038	3,475	1,472	1,821	2,789	29	4	32,181
Gross charge-offs	98	138	159	110	47	51	30	—	—	633
Credit card:
Current	—	—	—	—	—	—	4,733	32	—	4,765
30 - 89 days past due	—	—	—	—	—	—	73	4	—	77
90 days or more past due	—	—	—	—	—	—	72	4	—	76
Total	—	—	—	—	—	—	4,878	40	—	4,918
Gross charge-offs	—	—	—	—	—	—	246	14	—	260
Total	$83,778	$31,485	$21,025	$38,556	$28,188	$40,092	$82,668	$3,123	$(320)	$328,595
Gross charge-offs	$179	$378	$366	$311	$122	$240	$497	$15	$—	$2,108
(1)Includes certain deferred fees and costs and other adjustments.

Truist Financial Corporation 17

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Apr 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Jun 30, 2025
Commercial:
Commercial and industrial	$1,307	$(120)	$31	$96	$(5)	$1,309
CRE	604	(38)	3	(6)	—	563
Commercial construction	280	—	1	(22)	—	259
Consumer:
Residential mortgage	227	(1)	—	(6)	—	220
Home equity	93	(4)	4	(1)	—	92
Indirect auto	955	(127)	28	134	—	990
Other Consumer	989	(146)	31	177	—	1,051
Credit card	415	(70)	12	58	—	415
ALLL	4,870	(506)	110	430	(5)	4,899
RUFC	296	—	—	58	—	354
ACL	$5,166	$(506)	$110	$488	$(5)	$5,253

(Dollars in millions)	Balance at Apr 1, 2026	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Jun 30, 2026
Commercial:
Commercial and industrial	$1,384	$(137)	$22	$171	$—	$1,440
CRE	456	(1)	1	(34)	—	422
Commercial construction	199	(1)	1	(48)	—	151
Consumer:
Residential mortgage	198	(1)	1	(25)	—	173
Home equity	82	(3)	3	(6)	—	76
Indirect auto	1,036	(135)	29	104	—	1,034
Other consumer	1,258	(168)	35	158	—	1,283
Credit card	413	(70)	10	51	—	404
ALLL	5,026	(516)	102	371	—	4,983
RUFC	309	—	—	24	—	333
ACL	$5,335	$(516)	$102	$395	$—	$5,316

(Dollars in millions)	Balance at Jan 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Jun 30, 2025
Commercial:
Commercial and industrial	$1,284	$(222)	$55	$196	$(4)	$1,309
CRE	643	(108)	10	18	—	563
Commercial construction	257	—	1	1	—	259
Consumer:
Residential mortgage	204	(2)	2	16	—	220
Home equity	89	(6)	8	1	—	92
Indirect auto	955	(281)	53	263	—	990
Other consumer	994	(300)	61	296	—	1,051
Credit card	431	(144)	23	105	—	415
ALLL	4,857	(1,063)	213	896	(4)	4,899
RUFC	304	—	—	50	—	354
ACL	$5,161	$(1,063)	$213	$946	$(4)	$5,253

18 Truist Financial Corporation

(Dollars in millions)	Balance at Jan 1, 2026	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Jun 30, 2026
Commercial:
Commercial and industrial	$1,326	$(279)	$38	$355	$—	$1,440
CRE	476	(8)	4	(50)	—	422
Commercial construction	246	(18)	2	(79)	—	151
Consumer:
Residential mortgage	198	(2)	3	(26)	—	173
Home equity	84	(6)	6	(8)	—	76
Indirect auto	1,036	(293)	54	237	—	1,034
Other consumer	1,238	(352)	68	329	—	1,283
Credit card	426	(141)	19	100	—	404
ALLL	5,030	(1,099)	194	858	—	4,983
RUFC	317	—	—	16	—	333
ACL	$5,347	$(1,099)	$194	$874	$—	$5,316

The commercial ALLL decreased $26 million and the consumer and credit card ALLL decreased $17 million, in the three months ended June 30, 2026. The commercial ALLL decreased $35 million and the consumer and credit card ALLL decreased $12 million, in the six months ended June 30, 2026. The decrease in the commercial ALLL primarily reflects lower reserve requirements for CRE and commercial construction, partially offset by loan growth and a modest increase in reserve rates for commercial and industrial. The decrease in consumer and credit card reserves primarily reflects lower reserve requirements in residential mortgage, home equity, and credit card reserves, partially offset by a modest increase in reserve rates in the other consumer portfolio.

The ALLL estimation process estimates expected loan and lease losses using quantitative components, primarily driven by statistical models, and qualitative components that reflect management’s judgment regarding future loss risk. The quantitative models incorporate borrower and portfolio characteristics, historical loss experience, and current and forecasted economic conditions. The quantitative models have been designed to estimate losses using macroeconomic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. Forecasts of macroeconomic variables used in loss forecasting include unemployment trends, U.S. real GDP, corporate credit spreads, property values, home price indices, and used car prices.

The overall economic forecast considers a third-party baseline macroeconomic forecast, adjusted to reflect Truist’s interest rate outlook. Management also considers third-party optimistic and pessimistic macroeconomic scenarios to capture uncertainty in the economic environment. For the June 30, 2026 ACL, the scenario weightings remain unchanged from December 31, 2025, at 40% baseline, 30% optimistic, and 30% pessimistic. While the scenario weightings were unchanged, the underlying macroeconomic forecasts are dynamic and evolve with current and expected economic conditions. Emerging or evolving risks not fully captured by the quantitative models and scenario weightings are reflected through incremental qualitative adjustments. The economic forecasts informing the quantitative ACL estimate as of June 30, 2026 assumed a range of low single-digit to negative GDP growth across forecasts and a mid-to-high single digit unemployment rate over the reasonable and supportable forecast period.

Quantitative models have inherent limitations in estimating expected losses, particularly in periods of evolving macroeconomic conditions and changing forecasts. The June 30, 2026 ACL estimate includes qualitative adjustments reflecting management’s judgment regarding expected future credit losses for current and expected events or risks that are not fully captured by the loss forecasting models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

NPAs

The following table presents a summary of NPAs and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Nonperforming loans and leases HFI	$1,692	$1,577
Foreclosed real estate	5	3
Other foreclosed property	51	53
Total NPAs	$1,748	$1,633
Residential mortgage loans in the process of foreclosure	$268	$247

Truist Financial Corporation 19

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Three Months Ended June 30, 2026 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$255	6 months	$—		$—		$—	$—		$—		$—	$255	0.15%
CRE	219	15 months	—		—		—	—		—		—	219	0.86
Commercial construction	75	2 months	—		—		—	—		—		—	75	1.02
Consumer:					—
Residential mortgage	—		20	101 months	—		22	46	8 months	100	99 months	24	212	0.37
Indirect auto	—		13	29 months	—		—	595	9 months	—		10	618	2.59
Other consumer	—		10	32 months	—		—	—		—		—	10	0.03
Credit card	—		—		8	(16)%	—	—		—		—	8	0.17
Total	$549		$43		$8		$22	$641		$100		$34	$1,397	0.42

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Six Months Ended June 30, 2026 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$500	7 months	$—		$—		$—	$1	6 months	$—		$17	$518	0.31%
CRE	382	18 months	—		—		—	—		—		—	382	1.50
Commercial construction	226	9 months	—		—		—	—		—		—	226	3.07
Consumer:
Residential mortgage	—		38	94 months	—		41	84	8 months	181	97 months	49	393	0.69
Home equity	—		—		—		—	—		—		1	1	0.01
Indirect auto	—		27	29 months	—		—	945	9 months	—		19	991	4.16
Other consumer	—		20	31 months	—		—	1	5 months	—		1	22	0.07
Credit card	—		—		15	(17)%	—	—		—		1	16	0.33
Total	$1,108		$85		$15		$41	$1,031		$181		$88	$2,549	0.77

20 Truist Financial Corporation

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Three Months Ended June 30, 2025 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$359	14 months	$—		$—		$—	$—		$—		$20	$379	0.23%
CRE	278	13 months	—		—		—	—		—		—	278	1.37
Commercial construction	45	2 months	—		—		—	—		—		—	45	0.54
Consumer:
Residential mortgage	—		23	90 months	—		26	41	8 months	81	94 months	17	188	0.33
Home equity	—		—		—		—	—		—		2	2	0.02
Indirect auto	—		12	28 months	—		—	567	8 months	—		8	587	2.39
Other consumer	—		10	32 months	—		—	—		—		—	10	0.03
Credit card	—		—		8	(17)%	—	—		—		—	8	0.16
Total	$682		$45		$8		$26	$608		$81		$47	$1,497	0.47

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Six Months Ended June 30, 2025 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$528	12 months	$—		$—		$—	$46	6 months	$—		$20	$594	0.37%
CRE	476	15 months	—		—		—	—		—		—	476	2.35
Commercial construction	73	6 months	—		—		—	—		—		—	73	0.88
Consumer:
Residential mortgage	—		39	96 months	—		61	58	8 months	162	96 months	38	358	0.62
Home equity	—		—		—		—	—		—		3	3	0.03
Indirect auto	—		17	28 months	1	(7)%	—	987	8 months	—		16	1,021	4.16
Other consumer	—		19	29 months	—		—	—		—		1	20	0.06
Credit card	—		—		16	(17)%	—	—		—		—	16	0.33
Total	$1,077		$75		$17		$61	$1,091		$162		$78	$2,561	0.80

Truist Financial Corporation 21

The tables above exclude trial modifications totaling $168 million and $42 million as of June 30, 2026 and 2025, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of June 30, 2026 and 2025, Truist had $405 million and $430 million, respectively, in unfunded commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding June 30, 2026 and 2025, respectively.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Truist closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the period-end delinquency status and amortized cost of loans that were modified in the last 12 months. The period-end delinquency status of loans that were modified are disclosed at amortized cost and reflect the impact of any paydowns, payoffs, or charge-offs that occurred subsequent to modification.

	Payment Status
June 30, 2026 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$653	$29	$186	$868
CRE	558	1	2	561
Commercial construction	378	—	—	378
Consumer:
Residential mortgage	350	135	187	672
Home equity	3	—	—	3
Indirect auto	987	206	29	1,222
Other consumer	31	3	1	35
Credit card	18	3	3	24
Total	$2,978	$377	$408	$3,763
Total nonaccrual loans included above	$455	$129	$290	$874

	Payment Status
June 30, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$922	$3	$23	$948
CRE	678	—	1	679
Commercial construction	143	—	—	143
Consumer:
Residential mortgage	343	111	132	586
Home equity	4	—	—	4
Indirect auto	1,021	220	32	1,273
Other consumer	31	2	1	34
Credit card	18	4	3	25
Total	$3,160	$340	$192	$3,692
Total nonaccrual loans included above	$166	$35	$104	$305

22 Truist Financial Corporation

The following tables provide the amortized cost basis of financing receivables that were modified in the last twelve months and were in payment default at period end:

June 30, 2026 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$186	$—	$—	$—	$—	$—	$—	$186
CRE	2	—	—	—	—	—	—	2
Consumer:
Residential mortgage	—	8	—	13	109	48	9	187
Indirect auto	—	1	—	—	25	—	3	29
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$188	$10	$3	$13	$134	$48	$12	$408

June 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$23	$—	$—	$—	$—	$—	$—	$23
CRE	1	—	—	—	—	—	—	1
Consumer:
Residential mortgage	—	11	—	5	69	40	7	132
Indirect auto	—	1	—	—	29	—	2	32
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$24	$13	$3	$5	$98	$40	$9	$192

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Unearned income, discounts, and net deferred loan fees and costs	$557	$509

Truist Financial Corporation 23

NOTE 5. Goodwill and Other Intangible Assets

The Company monitored events and circumstances during the period from January 1, 2026 to June 30, 2026, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2025 quantitative impairment test, and the sensitivity of the October 1, 2025 quantitative results to changes in assumptions as of June 30, 2026. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2026.

Refer to “Note 7. Goodwill and Other Intangible Assets” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on goodwill, including the Company's most recent annual quantitative test. Refer to “Note 16. Operating Segments” for additional information on segments.

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,175	$(1,799)	$376	$2,242	$(1,796)	$446
Other, primarily client relationship intangibles	1,431	(677)	754	1,437	(627)	810
Total	$3,606	$(2,476)	$1,130	$3,679	$(2,423)	$1,256

24 Truist Financial Corporation

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
UPB of residential mortgage loan servicing portfolio	$298,658	$285,966
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	240,764	228,383

	As of / For the Six Months Ended June 30,
(Dollars in millions)	2026	2025
UPB of residential mortgage loans sold from LHFS	$8,115	$4,990
Pre-tax gains recognized on mortgage loans sold and held for sale	39	35
Servicing fees recognized from mortgage loans serviced for others	336	309
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.29%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.79	3.70

The following table presents a roll forward of residential MSRs recorded at fair value:

(Dollars in millions)	2026	2025
Residential MSRs, carrying value, January 1	$3,724	$3,431
Acquired	275	—
Additions	197	102
Change in fair value due to changes in valuation inputs or assumptions	39	(31)
Realization of expected net servicing cash flows, passage of time, and other	(189)	(152)
Residential MSRs, carrying value, June 30	$4,046	$3,350

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

	June 30, 2026			December 31, 2025
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.2%	11.0%	7.2%	6.1%	13.9%	7.2%
Effect on fair value of a 10% increase			$(114)			$(107)
Effect on fair value of a 20% increase			(221)			(208)
OAS	1.3%	12.1%	4.0%	1.4%	12.2%	4.4%
Effect on fair value of a 10% increase			$(72)			$(75)
Effect on fair value of a 20% increase			(142)			(146)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.6%			99.7%
Adjustable-rate residential mortgage loans			0.4			0.3
Total			100.0%			100.0%
Weighted average life			7.5 years			7.6 years

Truist Financial Corporation 25

Commercial Mortgage Activities

The following tables summarize commercial mortgage servicing activities:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
UPB of CRE mortgages serviced for others	$25,917	$26,152
Commercial MSRs at fair value	229	228

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
CRE mortgages originated	$1,008	277

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

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
ROU assets	$995	$1,045
Lease liabilities	1,206	1,276
Weighted average remaining term	6.6 years	6.7 years
Weighted average discount rate	3.9%	3.8%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Operating lease costs	$66	$69	$136	$137

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Other income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Assets held under operating leases(1)(2)	$1,495	$1,838
Accumulated depreciation	(497)	(527)
Net	$998	$1,311
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held for sale that totaled $4 million at June 30, 2026 and December 31, 2025.

26 Truist Financial Corporation

NOTE 8. Borrowings

Short-Term Borrowings

The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes, and short-term FHLB advances. The carrying value of FHLB advances classified as short-term borrowings was $17.6 billion at June 30, 2026 and $22.1 billion at December 31, 2025. Additionally, securities sold short, which are used for client-related trading activities, are classified as Short-term borrowings in the Consolidated Balance Sheets. Refer to “Note 13. Fair Value Disclosures” for additional information on securities sold short and “Note 2. Securities Financing Activities” for information on securities sold under repurchase agreements.

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

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Truist Financial Corporation:
Fixed rate senior notes	$20,327	$20,093
Fixed rate subordinated notes	1,589	1,818
Capital notes	641	639
Truist Bank:
Fixed rate senior notes	5,013	4,476
Floating rate senior notes	849	499
Fixed rate subordinated notes	2,779	3,553
Floating rate FHLB advances	10,150	9,450
Other long-term debt(1)	1,628	1,435
Total long-term debt	$42,976	$41,963
(1)Includes debt associated with finance leases and tax credit investments.

Truist Financial Corporation 27

NOTE 9. Shareholders’ Equity

Dividend Activity

The following table presents total dividends declared per share of common and preferred stock:

(Dollars in millions, except per share data)	Dividends Per Share				Aggregate Dividends
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Common stock	$0.52	$0.52	$1.04	$1.04	$636	$670	$1,281	$1,349
Preferred stock:
Series I	1,128.81	1,286.86	2,270.05	2,588.71	2	2	4	4
Series J	1,157.88	1,315.93	2,328.19	2,646.85	1	2	2	3
Series M	2,562.50	2,562.50	2,562.50	2,562.50	13	13	13	13
Series N	—	—	833.63	833.63	—	—	56	56
Series O	328.13	328.13	656.25	656.25	7	7	15	15
Series P	—	618.75	—	618.75	—	25	—	25
Series Q	—	—	637.50	637.50	—	—	26	26
Series R	296.88	296.88	593.75	593.75	11	11	22	22
Total preferred stock					$34	$60	$138	$164

Common Stock

In December 2025, Truist announced that its Board authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority from June 2024, as part of Truist’s overall capital distribution strategy. For the six months ended June 30, 2026, the Company repurchased $2.4 billion of common stock, including excise tax, which represented 46.6 million shares, through open market repurchases under the December 2025 repurchase plan. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At June 30, 2026, Truist had remaining authorization to repurchase up to $7.7 billion of common stock under the December 2025 repurchase plan.

Preferred Stock

On May 15, 2026, Truist issued $500 million of Series S non-cumulative perpetual preferred stock with a stated dividend rate of 6.25% per annum for net proceeds of approximately $495 million. Dividends, if declared by the Board, are payable on the 15th day of March, June, September, and December of each year, commencing on September 15, 2026. The dividend rate will reset on June 15, 2031, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 2.13%. Truist issued depositary shares, each of which represents a fractional ownership interest in a share of the 20,000 shares of the Company’s Series S preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part on any dividend payment date on or after June 15, 2031.

28 Truist Financial Corporation

NOTE 10. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, April 1, 2025	$(643)	$(432)	$(4,095)	$(2,075)	$(5)	$(7,250)
OCI before reclassifications, net of tax	1	205	69	—	5	280
Amounts reclassified from AOCI:
Before tax	1	92	(66)	71	—	98
Tax effect	—	22	(13)	12	—	21
Amounts reclassified, net of tax	1	70	(53)	59	—	77
Total OCI, net of tax	2	275	16	59	5	357
AOCI balance, June 30, 2025	$(641)	$(157)	$(4,079)	$(2,016)	$—	$(6,893)
AOCI balance, April 1, 2026	$(387)	$(572)	$(3,517)	$(1,862)	$1	$(6,337)
OCI before reclassifications, net of tax	1	(505)	39	—	2	(463)
Amounts reclassified from AOCI:
Before tax	1	54	(11)	67	—	111
Tax effect	1	12	(3)	17	—	27
Amounts reclassified, net of tax	—	42	(8)	50	—	84
Total OCI, net of tax	1	(463)	31	50	2	(379)
AOCI balance, June 30, 2026	$(386)	$(1,035)	$(3,486)	$(1,812)	$3	$(6,716)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2025	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
OCI before reclassifications, net of tax	6	563	612	—	6	1,187
Amounts reclassified from AOCI:
Before tax	1	185	(151)	136	—	171
Tax effect	—	44	(33)	27	—	38
Amounts reclassified, net of tax	1	141	(118)	109	—	133
Total OCI, net of tax	7	704	494	109	6	1,320
AOCI balance, June 30, 2025	$(641)	$(157)	$(4,079)	$(2,016)	$—	$(6,893)
AOCI balance, January 1, 2026	$(381)	$(173)	$(3,306)	$(1,909)	$—	$(5,769)
OCI before reclassifications, net of tax	(7)	(932)	(158)	—	3	(1,094)
Amounts reclassified from AOCI:
Before tax	3	91	(29)	128	—	193
Tax effect	1	21	(7)	31	—	46
Amounts reclassified, net of tax	2	70	(22)	97	—	147
Total OCI, net of tax	(5)	(862)	(180)	97	3	(947)
AOCI balance, June 30, 2026	$(386)	$(1,035)	$(3,486)	$(1,812)	$3	$(6,716)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income

Truist Financial Corporation 29

NOTE 11. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2026	2025	2026	2025
Service cost	Personnel expense	$75	$69	$150	$137
Interest cost	Other expense	122	114	244	228
Estimated return on plan assets	Other expense	(267)	(242)	(534)	(485)
Net periodic (benefit) cost		$(70)	$(59)	$(140)	$(120)

Truist may make contributions to the qualified pension plan up to the maximum amount deductible for federal income tax purposes.

Refer to “Note 15. Benefit Plans” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of Truist’s benefit plans.

30 Truist Financial Corporation

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
Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and equity investments:

(Dollars in millions)	Balance Sheet Location	Jun 30, 2026	Dec 31, 2025
Investments in affordable housing projects, other qualified tax credits and other community development investments:
Carrying amount	Other assets	$8,655	$8,049
Amount of future funding commitments included in carrying amount	Other liabilities	2,449	2,531
Lending exposure	Loans and leases for funded amounts	2,203	2,341
Renewable energy investments:
Carrying amount	Other assets	895	736
Amount of future funding commitments not included in carrying amount	NA	1,071	719
SBIC and certain other equity method investments:
Carrying amount	Other assets	1,173	1,015
Amount of future funding commitments not included in carrying amount	NA	615	626

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity.

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2026	2025	2026	2025
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments(1)	Provision for income taxes	$232	$209	$457	$420
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$202	$186	$402	$374
Other community development investments	Other noninterest income	2	3	4	5
(1)Excludes renewable energy investment tax credits. These credits are recorded as a reduction to the carrying value of the underlying investments.

Letters of Credit and Financial Guarantees

In the normal course of business, Truist utilizes financial instruments to meet the financing needs of clients, including commitments to extend credit and certain contractual agreements such as letters of credit and financial guarantee arrangements.

Truist Financial Corporation 31

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Commitments to extend, originate, or purchase credit and other commitments	$234,101	$230,007
Residential mortgage loans sold with recourse	137	138
Maximum recourse exposure from mortgage loans sold with recourse liability	93	91
Indemnification, recourse, and repurchase reserves	18	18
CRE mortgages serviced for others covered by recourse provisions	9,217	9,421
Maximum recourse exposure	2,782	2,786
Recorded reserves related to CRE mortgages recourse exposure	10	10
Other loans serviced for others covered by recourse provisions	3,028	2,803
Maximum recourse exposure	76	80
Letters of credit and financial guarantees	9,864	9,347

Total Return Swaps

The Company enters into TRS transactions with third-party clients, whereby a VIE purchases reference assets identified by a client.

The following table provides a summary of the TRS transactions with the associated VIE reference assets, which include trading loans and bonds:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Total return swaps:
VIE assets	$1,951	$2,117
Trading loans and bonds	1,763	1,909
VIE liabilities	179	285

Pledged Assets

Certain assets are pledged to secure municipal deposits, securities sold under agreements to repurchase, certain derivative agreements, and borrowings or borrowing capacity, as well as to fund certain obligations related to nonqualified defined benefit and defined contribution retirement plans and for other purposes as required or permitted by law. Assets pledged to the FHLB and Federal Reserve are subject to applicable asset discounts when determining borrowing capacity. The Company has capacity for secured financing from both the Federal Reserve and FHLB and letters of credit from the FHLB. The Company’s letters of credit from the FHLB can be used to secure various client deposits, including public fund relationships. Excluding assets related to nonqualified benefit plans, the majority of the agreements governing the pledged assets do not permit the other party to sell or repledge the collateral. The following table provides the total carrying amount of pledged assets by asset type:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Pledged securities	$39,128	$40,144
Pledged loans:
Federal Reserve	105,490	108,214
FHLB	76,596	74,767
Unused borrowing capacity:
Federal Reserve	81,004	84,160
FHLB	27,491	23,464

32 Truist Financial Corporation

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

Truist also provides estimates of reasonably possible losses, including for disclosed matters, when potential losses become reasonably possible and the amount of loss can be reasonably estimated. The Company estimates reasonably possible losses, in excess of amounts accrued, of up to approximately $150 million in the aggregate as of June 30, 2026. This estimate does not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying this estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment.

For certain matters, Truist may be unable to estimate the loss or range of loss, even if it believes that a loss is probable or reasonably possible, until developments in the matter provide additional information sufficient to support such an estimate. These matters are not accrued for and are not reflected in the estimate of reasonably possible losses.

Truist Financial Corporation 33

The following is a description of a legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleged that all overdraft fees charged to his account which related to debit card and ATM transactions were actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserted claims for violations of civil and criminal usury laws, conversion, and money had and received, and sought damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class sought a return of up to $452 million in paid overdraft fees plus prejudgment interest, which based on this amount of claimed fees would have been estimated at approximately $478 million as of June 30, 2026.

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

On January 20, 2026, without any admission of liability or wrongdoing, Truist entered into a settlement agreement with the class to resolve the case. Under the settlement, Truist will contribute up to $240 million to a settlement fund that will be used to pay fees and expenses of class counsel, costs of settlement administration, an incentive payment for the class representative, and valid claims submitted by class members. The court granted final approval of the settlement on May 26, 2026, and class members have until September 14, 2026 to submit claims to the settlement administrator.

34 Truist Financial Corporation

NOTE 13. Fair Value Disclosures

Recurring Fair Value Measurements

Accounting standards define fair value as the price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three-level measurement hierarchy:

•Level 1: Quoted prices for identical instruments in active markets;
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2026 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$119	$—	$119	$—	$—
GSE	37	—	37	—	—
States and political subdivisions	265	—	265	—	—
Corporate and other debt securities	1,792	—	1,792	—	—
Loans	1,931	—	1,931	—	—
Equity securities	1,144	1,144	—	—	—
Total trading assets	5,288	1,144	4,144	—	—
AFS securities:
U.S. Treasury	13,313	—	13,313	—	—
GSE	436	—	436	—	—
Agency MBS – residential	49,152	—	49,152	—	—
Agency MBS – commercial	3,126	—	3,126	—	—
States and political subdivisions	341	—	341	—	—
Collateralized loan obligations	1,279	—	1,279	—	—
Other	4	—	4	—	—
Total AFS securities	67,651	—	67,651	—	—
LHFS	2,198	—	2,198	—	—
Loans and leases	10	—	—	10	—
Loan servicing rights at fair value	4,293	—	—	4,293	—
Other assets:
Derivative assets	1,455	1,579	2,060	5	(2,189)
Equity securities	378	301	77	—	—
Other	8	—	8	—	—
Total assets	$81,281	$3,024	$76,138	$4,308	$(2,189)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$688	$—	$688	$—	$—
Short-term borrowings:
Securities sold short	2,979	1,502	1,477	—	—
Other trading liabilities	142	—	142	—	—
Other liabilities:
Derivative Liabilities	2,228	836	4,472	23	(3,103)
Total liabilities	$6,037	$2,338	$6,779	$23	$(3,103)
Truist Financial Corporation 35

December 31, 2025 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$244	$—	$244	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	301	—	301	—	—
Corporate and other debt securities	1,970	—	1,970	—	—
Loans	2,168	—	2,168	—	—
Equity securities	1,065	1,065	—	—	—
Total trading assets	5,790	1,065	4,725	—	—
AFS securities:
U.S. Treasury	12,792	—	12,792	—	—
GSE	460	—	460	—	—
Agency MBS – residential	48,226	—	48,226	—	—
Agency MBS – commercial	3,200	—	3,200	—	—
States and political subdivisions	350	—	350	—	—
Other	14	—	14	—	—
Total AFS securities	65,042	—	65,042	—	—
LHFS	1,622	—	1,622	—	—
Loans and leases	11	—	—	11	—
Loan servicing rights at fair value	3,972	—	—	3,972	—
Other assets:
Derivative assets	1,343	1,157	1,961	4	(1,779)
Equity securities	382	293	89	—	—
Total assets	$78,162	$2,515	$73,439	$3,987	$(1,779)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$639	$—	$639	$—	$—
Short-term borrowings:
Securities sold short	2,185	652	1,533	—	—
Other trading liabilities	209	—	209	—	—
Other liabilities:
Derivative liabilities	1,797	623	3,959	33	(2,818)
Total liabilities	$4,830	$1,275	$6,340	$33	$(2,818)
(1)Refer to “Note 14. Derivative Financial Instruments” for additional discussion on netting adjustments.

At June 30, 2026 and December 31, 2025, investments totaling $715 million and $622 million, respectively, have been excluded from the tables above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities that are measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025.
36 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at April 1, 2025	$12	$3,628	$(33)
Total realized and unrealized gains (losses):
Included in earnings	—	27	2
Issuances	—	54	13
Settlements	—	(97)	(2)
Balance at June 30, 2025	12	3,612	(20)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2025	$—	$27	$4
Balance at April 1, 2026	$10	$4,112	$(35)
Total realized and unrealized gains (losses):
Included in earnings	—	35	2
Purchases	—	144	—
Issuances	—	116	—
Settlements	—	(114)	15
Balance at June 30, 2026	10	4,293	(18)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2026	$—	$35	$11

(Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2025	$13	$3,708	$(41)
Total realized and unrealized gains (losses):
Included in earnings	—	(29)	8
Issuances	—	111	17
Settlements	(1)	(178)	(4)
Balance at June 30, 2025	$12	$3,612	$(20)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2025	$—	$(29)	$1
Balance at January 1, 2026	$11	$3,972	$(29)
Total realized and unrealized gains (losses):
Included in earnings	—	51	3
Purchases	—	275	—
Issuances	—	209	(17)
Settlements	(1)	(214)	25
Balance at June 30, 2026	$10	$4,293	$(18)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2026	$—	$51	$—
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income and other income

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	June 30, 2026			December 31, 2025
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,931	$1,995	$(64)	$2,168	$2,230	$(62)
LHFS	2,198	2,173	25	1,622	1,592	30
Loans and leases	10	11	(1)	11	12	(1)
Brokered time deposits	688	697	(9)	639	642	(3)

Truist Financial Corporation 37

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis held as of period end with valuation adjustments recorded during the period. The carrying values represent end of period values, which approximate the fair value.

(Dollars in millions)	Fair Value Hierarchy	Jun 30, 2026	Dec 31, 2025
Carrying value:
LHFS	Level 3	$204	$4
Loans and leases(1)	Level 3	297	468
Other	Level 3	46	65
(1)Total loans and leases measured at fair value on a nonrecurring basis still held as of period end were $516 million and $599 million at June 30, 2026 and December 31, 2025, respectively.

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Valuation adjustments:
LHFS	$(58)	$(68)
Loans and leases	(444)	(420)
Other	(113)	(148)

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

		June 30, 2026		December 31, 2025
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$46,351	$38,145	$47,186	$39,130
Loans and leases, net of ALLL	Level 3	324,803	320,888	323,554	320,018
Financial liabilities:
Time deposits	Level 2	40,241	40,064	37,793	37,723
Long-term debt	Level 2	42,976	43,400	41,963	42,451

The carrying value of the RUFC, which approximates the fair value, was $333 million and $317 million at June 30, 2026 and December 31, 2025, respectively. Cash and due from banks, interest-bearing deposits with banks, securities borrowed or purchased under agreements to resell, and short-term borrowings are reflected in the Consolidated Balance Sheets at cost, which approximates the fair value due to the short-term nature of these instruments and their limited inherent credit risk.

Truist Financial Corporation 39

NOTE 14. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional or contractual amounts and estimated fair value of derivative instruments employed by the Company:

	June 30, 2026			December 31, 2025
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges:
Interest rate contracts:
Swaps hedging commercial loans	$83,672	$—	$(6)	$97,135	$—	$—
Swaps hedging long-term debt	28,400	—	(1)	27,033	—	—
Swaps hedging AFS securities	23,730	—	(1)	26,751	—	—
Total derivatives designated as hedges	135,802	—	(8)	150,919	—	—
Derivatives not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	195,669	411	(1,115)	185,861	516	(944)
Written options	10,712	1	(28)	10,577	2	(18)
Purchased options	5,792	15	—	8,558	15	—
Futures and forwards	2,997	1	(3)	2,636	2	(14)
Foreign exchange contracts:
Swaps	16,539	418	(372)	13,647	450	(382)
Futures and forwards	27,887	374	(332)	27,008	338	(335)
Other	2,615	29	(26)	2,820	35	(33)
Equity contracts:
Written options	30,311	18	(2,770)	26,600	12	(2,278)
Purchased options	13,989	1,800	(139)	12,485	1,358	(121)
Other	2,521	74	(22)	1,386	11	(59)
Commodity contracts	10,920	437	(417)	8,340	322	(302)
Credit contracts:
Credit default swaps	1,181	—	(3)	900	—	—
Total return swaps	1,782	34	(5)	1,835	31	(7)
Risk participation agreements	9,211	—	(2)	8,863	—	(2)
Total	332,126	3,612	(5,234)	311,516	3,092	(4,495)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	15,605	—	—	11,035	—	—
Written options	568	11	—	1,288	14	—
Purchased options	9,550	6	(75)	10,465	10	(118)
Interest rate lock commitments	1,271	5	(10)	960	4	(2)
When issued securities, forward rate agreements, forward commitments, and futures	7,843	10	(4)	7,807	2	—
Total	34,837	32	(89)	31,555	30	(120)
Total derivatives not designated as hedges	366,963	3,644	(5,323)	343,071	3,122	(4,615)
Total derivatives	$502,765	$3,644	$(5,331)	$493,990	$3,122	$(4,615)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(1,963)	1,963		(1,585)	1,585
Cash collateral (received) posted for amounts subject to master netting arrangements		(226)	1,140		(194)	1,233
Net amount		$1,455	$(2,228)		$1,343	$(1,797)

40 Truist Financial Corporation

The following table presents the offsetting of derivative instruments, including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets. Refer to “Note 2. Securities Financing Activities“ for information about the Company's securities financing transactions subject to master netting (or similar) arrangements.

June 30, 2026 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,896	$(1,354)	$542	$—	$542
Derivatives not subject to master netting arrangement or similar arrangement	169	—	169	—	169
Exchange traded derivatives	1,579	(835)	744	—	744
Total derivative assets	$3,644	$(2,189)	$1,455	$—	$1,455
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,486)	$2,268	$(1,218)	$80	$(1,138)
Derivatives not subject to master netting arrangement or similar arrangement	(1,009)	—	(1,009)	—	(1,009)
Exchange traded derivatives	(836)	835	(1)	—	(1)
Total derivative liabilities	$(5,331)	$3,103	$(2,228)	$80	$(2,148)

December 31, 2025 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Derivatives subject to master netting arrangement or similar arrangement	$1,836	$(1,157)	$679	$—	$679
Derivatives not subject to master netting arrangement or similar arrangement	129	—	129	—	129
Exchange traded derivatives	1,157	(622)	535	—	535
Total derivative assets	$3,122	$(1,779)	$1,343	$—	$1,343
Derivative liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$(3,171)	$2,196	$(975)	$77	$(898)
Derivatives not subject to master netting arrangement or similar arrangement	(821)	—	(821)	—	(821)
Exchange traded derivatives	(623)	622	(1)	—	(1)
Total derivative liabilities	$(4,615)	$2,818	$(1,797)	$77	$(1,720)
(1)The fair value of held/pledged financial instruments is limited to the carrying amount of the associated derivative asset or liability.

The following table presents the carrying amount of hedged items in fair value hedging relationships:

	June 30, 2026			December 31, 2025
	Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount		Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
(Dollars in millions)		Items Currently Designated	Discontinued Hedges		Items Currently Designated	Discontinued Hedges
AFS securities(2)	$38,106	$(148)	$(27)	$38,608	$104	$13
Loans and leases	174	—	2	179	—	3
Long-term debt	28,633	(354)	(305)	28,194	70	(375)
(1)Carrying value shown represents amortized cost.
(2)As of June 30, 2026, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $19.4 billion, of which $14.8 billion was designated as the hedged item. As of December 31, 2025, closed portfolios of securities hedged under the portfolio layer method had an amortized cost of $27.4 billion, of which $16.4 billion was designated as the hedged item. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.

Truist Financial Corporation 41

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes the impact on NII related to fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Investment securities:
Amounts related to settlements(1)	$14	$79	$29	$158
Recognized on derivatives	171	(199)	292	(591)
Recognized on hedged items	(171)	201	(292)	594
Interest income gain (loss) recognized(2)	14	81	29	161
Loans and leases:
Amounts related to settlements(1)	(1)	—	(1)	(1)
Long-term debt:
Amounts related to settlements(1)	(24)	(56)	(51)	(120)
Recognized on derivatives	(262)	92	(435)	244
Recognized on hedged items	262	(90)	434	(243)
Interest expense gain (loss) recognized	(24)	(54)	(52)	(119)
Net interest income gain (loss) recognized, total	$(11)	$27	$(24)	$41
(1)Includes amounts related to active and terminated hedges. Prior period balances have been conformed to current period presentation.
(2)Includes income recognized from securities with terminated hedges that were reclassified to HTM of $9 million and $17 million for the three and six months ended June 30, 2026, respectively, and $9 million and $18 million for the three and six months ended June 30, 2025, respectively. The income recognized was offset by the amortization of the fair value mark. Refer to “Note 3. Investment Securities” for additional information on the hedge basis adjustment.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(663)	$267	$(1,223)	$736
Pre-tax gain (loss) reclassified from AOCI into interest income:
Commercial loans	(54)	(92)	(91)	(185)
42 Truist Financial Corporation

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Cash flow hedges:
Net unrecognized after-tax gain (loss) on hedges recorded in AOCI	$(1,035)	$(173)
Maximum length of time over which forecasted cash flows are hedged	4 years	5 years
Fair value hedges:
Net unrecognized pre-tax gain (loss) on terminated hedges(1)	$38	$(56)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $318 million at June 30, 2026 and $335 million at December 31, 2025.

Of the after-tax net loss on active and terminated cash flow hedges in OCI as of June 30, 2026, losses of $401 million after-tax are expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks and for purposes of facilitating client trades.

The following table presents pre-tax gains (losses) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Income Statement Location	2026	2025	2026	2025
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$25	$10	$58	$21
Foreign exchange contracts	Investment banking and trading income and other income	55	(164)	121	(213)
Equity contracts	Investment banking and trading income, other income, and personnel expense	212	(38)	250	15
Credit contracts	Investment banking and trading income and other income	(26)	(26)	(11)	(12)
Commodity contracts	Investment banking and trading income	2	3	6	6
MSRs and mortgage banking:
Interest rate contracts	Mortgage banking income	(26)	(18)	(15)	19
Total		$242	$(233)	$409	$(164)

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

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying clients through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At June 30, 2026, the remaining terms on these risk participations ranged from less than one year to ten years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans and bonds. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. Refer to “Note 12. Commitments and Contingencies” for additional information on the Company’s TRS contracts.

The Company’s credit default swaps economically hedge credit risk associated with certain loans and leases.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	June 30, 2026	Dec 31, 2025
Risk participation agreements:
Maximum potential amount of exposure	$377	$554
Total return swaps:
Cash received for variation margin	34	31
Cash and other collateral received for initial margin	488	471

44 Truist Financial Corporation

NOTE 15. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2026	2025	2026	2025
Net income available to common shareholders	$1,519	$1,180	$2,896	$2,337
Weighted average number of common shares	1,224,867	1,292,292	1,236,682	1,299,833
Effect of dilutive outstanding equity-based awards	14,173	12,713	16,084	14,946
Weighted average number of diluted common shares	1,239,040	1,305,005	1,252,766	1,314,779
Basic EPS	$1.24	$0.91	$2.34	$1.80
Diluted EPS	1.23	0.90	2.31	1.78
Anti-dilutive awards	—	174	—	5

Truist Financial Corporation 45

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

Consumer and Small Business Banking

CSBB serves retail, premier, and small business clients, providing checking, money market, savings, time and other deposits, payment services, and lending solutions through digital banking, an extensive network of community banking branches, ATMs, virtual service centers, and other channels. Lending solutions include credit cards, personal and unsecured loans originated through the branch network and digital channels; national indirect lending services providing a comprehensive set of technology-enabled consumer lending solutions, including point-of-sale offerings for autos, outdoor power sports, outdoor power equipment, and home improvement; and real estate lending providing residential mortgages through retail, direct, and correspondent channels, and home equity loans delivered through the branch network.

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

46 Truist Financial Corporation

In the first quarter of 2026, the Company’s net intersegment interest income and expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results were revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $27 million for the three months ended June 30, 2025 and $56 million for the six months ended June 30, 2025, with off-setting increases in OT&C net interest income. For the same reason, WB net interest income decreased $99 million for the three months ended June 30, 2025 and $196 million for the six months ended June 30, 2025, with off-setting increases in OT&C net interest income.

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

Truist Financial Corporation 47

The following table presents results by segment:

Three Months Ended June 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (expense)	$1,624	$1,496	$1,942	$1,872	$55	$219	$3,621	$3,587
Net intersegment interest income (expense)	980	828	(411)	(306)	(569)	(522)	—	—
Segment net interest income (expense)	2,604	2,324	1,531	1,566	(514)	(303)	3,621	3,587
Allocated provision for credit losses	307	384	90	104	(2)	—	395	488
Noninterest income	530	519	1,158	941	(44)	(60)	1,644	1,400
Personnel expense	443	434	626	574	723	670	1,792	1,678
Amortization of intangibles	33	39	30	34	—	—	63	73
Other direct noninterest expense(2)	312	286	200	202	688	747	1,200	1,235
Total direct noninterest expense	788	759	856	810	1,411	1,417	3,055	2,986
Expense Allocations	933	940	528	519	(1,461)	(1,459)	—	—
Total noninterest expense	1,721	1,699	1,384	1,329	(50)	(42)	3,055	2,986
Income (loss) before income taxes from continuing operations	1,106	760	1,215	1,074	(506)	(321)	1,815	1,513
Provision (benefit) for income taxes	271	186	255	213	(264)	(126)	262	273
Segment net income (loss) from continuing operations	$835	$574	$960	$861	$(242)	$(195)	$1,553	$1,240

Identifiable assets (period end) of continuing operations(3)	$153,353	$152,377	$227,667	$214,764	$175,003	$176,692	$556,023	$543,833

Six Months Ended June 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (expense)	$3,229	$2,931	$3,864	$3,756	$127	$407	$7,220	$7,094
Net intersegment interest income (expense)	1,869	1,640	(825)	(690)	(1,044)	(950)	—	—
Segment net interest income (expense)	5,098	4,571	3,039	3,066	(917)	(543)	7,220	7,094
Allocated provision for credit losses	681	711	195	236	(2)	(1)	874	946
Noninterest income	1,058	1,022	2,227	1,888	(88)	(118)	3,197	2,792
Personnel expense	876	868	1,238	1,131	1,405	1,283	3,519	3,282
Amortization of intangibles	67	78	60	70	—	—	127	148
Other direct noninterest expense(2)	605	574	387	395	1,400	1,493	2,392	2,462
Total direct noninterest expense	1,548	1,520	1,685	1,596	2,805	2,776	6,038	5,892
Expense Allocations	1,853	1,843	1,048	1,036	(2,901)	(2,879)	—	—
Total noninterest expense	3,401	3,363	2,733	2,632	(96)	(103)	6,038	5,892
Income (loss) before income taxes from continuing operations	2,074	1,519	2,338	2,086	(907)	(557)	3,505	3,048
Provision (benefit) for income taxes	509	371	487	413	(525)	(237)	471	547
Segment net income (loss) from continuing operations	$1,565	$1,148	$1,851	$1,673	$(382)	$(320)	$3,034	$2,501

Identifiable assets (period end) of continuing operations(3)	$153,353	$152,377	$227,667	$214,764	$175,003	$176,692	$556,023	$543,833
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

MD&A includes certain non-GAAP measures, including NII-TE, NIM-TE, Revenue-TE, TBVPS, and ROTCE. For reconciliations of TBVPS and ROTCE to the most directly comparable GAAP measures, see the “Non-GAAP Financial Measures” section in MD&A. Reconciliations of TE non-GAAP measures to the most directly comparable GAAP measures are included within Table 1: Earnings Highlights, Table 2-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis, and Table 2-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis. NIM – TE is calculated using net interest income on a TE basis to determine the total yield on interest-earning assets.

Executive Overview

We delivered strong results in the second-quarter of 2026, with earnings per share increasing 37% year over year, driven by disciplined execution against our strategic priorities, higher fee income, strong credit performance, and the return of capital to shareholders.

Truist’s results of operations for the second-quarter of 2026 produced an annualized return on average assets of 1.1%, an annualized return on average common shareholders’ equity of 10.4%, and ROTCE of 15.4% compared to prior year returns of 0.9%, 8.1%, and 12.3%,respectively.

We continued to deepen client relationships, grow in attractive markets, and improve operating efficiency and profitability.

During the second quarter of 2026, we returned $1.8 billion of capital to our common shareholders through $636 million of common stock dividends and $1.2 billion in common share repurchases. As of June 30, 2026, we had $7.7 billion remaining under our $10.0 billion common share-repurchase authorization.

On June 15, 2026, the Company announced a leadership succession plan where, effective September 1, 2026, Michael P. Lyons will become President and CEO of Truist Financial Corporation and Truist Bank and will join the Boards of Directors of Truist Financial Corporation and Truist Bank. William H. Rogers, Jr. will retire as President and CEO effective September 1, 2026 and will serve as Executive Chair of Truist Financial Corporation and Truist Bank and continue to serve on the respective Boards through Truist's 2027 annual meeting of shareholders in order to support an orderly leadership transition.

Table 1: Earnings Highlights
(Dollars in millions)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net interest income	$3,621	$3,587	$34	$7,220	$7,094	$126
TE adjustment(1)	46	48	(2)	91	96	(5)
Net interest income - TE(1)	3,667	3,635	32	7,311	7,190	121
Noninterest income	1,644	1,400	244	3,197	2,792	405
Total revenue	5,265	4,987	278	10,417	9,886	531
Total revenue - TE(1)	5,311	5,035	276	10,508	9,982	526
Noninterest expense	3,055	2,986	69	6,038	5,892	146
Income before income taxes	1,815	1,513	302	3,505	3,048	457
Provision for income taxes	262	273	(11)	471	547	(76)
Net income	1,553	1,240	313	3,034	2,501	533
Net income available to common shareholders	1,519	1,180	339	2,896	2,337	559

Diluted earnings per common share	$1.23	$0.90	$0.33	$2.31	$1.78	$0.53
Return on average assets	1.1%	0.9%	20 bps	1.1%	0.9%	20 bps
Return on average common shareholders’ equity	10.4	8.1	230 bps	9.9	8.1	180 bps
ROTCE(1)	15.4	12.3	310 bps	14.6	12.3	230 bps
NIM - TE(1)	2.98	3.02	(4) bps	3.00	3.02	(2) bps
(1)Represents a non-GAAP measure. Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included in the “Non-GAAP Financial Measures” section of this report or within the table above for TE measures. NIM – TE is calculated using net interest income on a TE basis to determine the total yield on interest-earning assets.
Truist Financial Corporation 49

Net income available to common shareholders was $1.5 billion for the second quarter of 2026, an increase of 29% compared to the second quarter of 2025.

Total revenue - TE was up 5.5% compared to the second quarter of 2025.

•TE net interest income increased $32 million, or 0.9%, compared to the second quarter of 2025, driven by higher earning assets and loan growth, partially offset by lower loan spreads and fixed-rate debt repricing. NIM - TE was 2.98%, down four basis points compared to the second quarter of 2025.
•Noninterest income increased $244 million, or 17%, compared to the second quarter of 2025, driven by increases in investment banking and trading income and wealth management income.

Noninterest expense was up $69 million, or 2.3%, compared to the second quarter of 2025, primarily due to higher personnel expense, partially offset by lower professional fees and outside processing expense.

Asset quality:

•Nonperforming loans and leases HFI were 0.51% of loans and leases HFI at June 30, 2026, up three basis points compared to December 31, 2025.
•Loans 90 days or more past due and still accruing totaled $698 million at June 30, 2026, stable compared to December 31, 2025. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing was 0.04% as a percentage of loans and leases HFI at June 30, 2026, down one basis point compared to December 31, 2025.
•The ACL was $5.3 billion and included $5.0 billion for the ALLL and $333 million for the reserve for unfunded commitments. The ALLL as a percentage of loans and leases HFI was 1.51%, down two basis points compared to December 31, 2025.
•The provision for credit losses was $395 million compared to $488 million for the second quarter of 2025.
•NCOs as a percentage of loans and leases were 50 basis points, down one basis point compared to the second quarter of 2025.

Capital and liquidity:

•Truist’s preliminary CET1 ratio was 10.9% as of June 30, 2026, up 10 basis points compared to December 31, 2025, primarily due to current quarter earnings and a reduction in risk-weighted assets, partially offset by capital returned to shareholders.
•Truist declared common dividends of $0.52 per share during the second quarter of 2026, and repurchased $1.2 billion of common stock. For the second quarter of 2026, the dividend payout ratio was 42%, and the total payout ratio was 121%.
•Truist’s average consolidated LCR was 113% for the three months ended June 30, 2026, relative to the regulatory minimum of 100%.
•Truist’s book value per common share at June 30, 2026, was $48.04, compared to $47.74 at December 31, 2025. Truist’s TBVPS was $33.40 at June 30, 2026, compared to $33.48 at December 31, 2025.
•On May 15, 2026, Truist issued $500 million of Series S non-cumulative perpetual preferred stock with a stated dividend rate of 6.25% per annum for net proceeds of approximately $495 million.

50 Truist Financial Corporation

Analysis of Results of Operations

Net Interest Income

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

TE net interest income was up $32 million, or 0.9%, driven by higher earning assets and loan growth, partially offset by lower loan spreads and fixed-rate debt repricing. NIM - TE was 2.98%, down four basis points.

◦Average earning assets increased $11.5 billion, or 2.4%, primarily due to an increase in average total loans of $17.9 billion, or 5.7%, partially offset by a decline in average securities of $3.7 billion, or 3.0%, and average other earning assets (primarily cash at the Federal Reserve) of $2.5 billion, or 6.2%.
◦The yield on the average total loan portfolio was 5.68%, down 33 basis points. The yield on the average securities portfolio was 2.96%, down 20 basis points.
◦Average deposits increased $4.4 billion, or 1.1%, average short-term borrowings increased $2.7 billion, or 10%, and average long-term debt increased $6.4 billion, or 19%.
◦The average cost of total deposits was 1.56%, down 29 basis points. The average cost of short-term borrowings was 3.97%, down 50 basis points. The average cost of long-term debt was 4.77%, down 25 basis points.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

TE net interest income for the six months ended June 30, 2026 was up $121 million, or 1.7%, driven by higher earning assets and loan growth, partially offset by lower loan spreads and fixed-rate debt repricing. NIM - TE was 3.0%, down two basis points.

•Average earning assets increased $10.8 billion, or 2.3%, primarily due to an increase in average total loans of $19.7 billion, or 6.3%, partially offset by declines in average securities of $5.8 billion, or 4.7%, and other earning assets (primarily cash at the Federal Reserve) of $3.0 billion, or 7.6%.
•The yield on the average total loan portfolio was 5.70%, down 29 basis points. The yield on the average securities portfolio was 2.95% for 2026, down 21 basis points.
•Average deposits increased $5.5 billion, or 1.4%, average short-term borrowings increased $1.5 billion, or 5.3%, and average long-term debt increased $5.6 billion, or 17%.
•The average cost of total deposits was 1.56%, down 26 basis points. The average cost of short-term borrowings was 3.87%, down 61 basis points. The average cost of long-term debt was 4.79%, down 25 basis points.

The major components of net interest income - TE and the related annualized yields as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 51

Table 2-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2026	2025	2026	2025	2026	2025		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$13,454	$14,034	4.32%	5.20%	$145	$181	$(36)	$(29)	$(7)
GSE	464	463	3.84	3.73	4	5	(1)	(1)	—
Agency MBS	103,367	106,947	2.78	2.89	717	772	(55)	(30)	(25)
States and political subdivisions	347	370	4.27	4.20	4	4	—	—	—
Other	506	15	2.12	4.53	3	—	3	—	3
Total securities	118,138	121,829	2.96	3.16	873	962	(89)	(60)	(29)
Interest earning trading assets	5,618	5,896	5.32	5.98	75	88	(13)	(9)	(4)
Other earning assets(3)	36,956	39,417	3.89	4.51	363	448	(85)	(59)	(26)
Loans and leases, net of unearned income:
Commercial and industrial	168,817	158,491	5.25	5.72	2,211	2,262	(51)	(193)	142
CRE	24,938	19,687	5.56	6.22	349	308	41	(35)	76
Commercial construction	7,455	8,613	6.18	6.85	112	144	(32)	(14)	(18)
Residential mortgage	56,342	56,789	4.15	4.08	585	579	6	11	(5)
Home equity	9,656	9,586	7.02	7.47	169	178	(9)	(10)	1
Indirect auto	24,430	24,158	7.06	7.32	429	441	(12)	(17)	5
Other consumer	32,661	30,387	8.33	8.37	679	634	45	(3)	48
Credit card	4,863	4,890	10.93	11.35	133	139	(6)	(5)	(1)
Total loans and leases HFI	329,162	312,601	5.68	6.01	4,667	4,685	(18)	(266)	248
LHFS	2,587	1,240	5.54	6.15	35	19	16	(2)	18
Total loans and leases	331,749	313,841	5.68	6.01	4,702	4,704	(2)	(268)	266
Total earning assets	492,461	480,983	4.89	5.16	6,013	6,202	(189)	(396)	207
Nonearning assets	58,004	56,086
Total assets	$550,465	$537,069
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$123,556	$116,193	2.12	2.51	652	726	(74)	(118)	44
Money market and savings	136,423	135,607	1.79	2.22	608	751	(143)	(147)	4
Time deposits	41,270	41,997	3.06	3.50	315	367	(52)	(46)	(6)
Total interest-bearing deposits	301,249	293,797	2.10	2.52	1,575	1,844	(269)	(311)	42
Short-term borrowings	28,893	26,241	3.97	4.47	286	292	(6)	(34)	28
Long-term debt	40,640	34,213	4.77	5.02	485	431	54	(22)	76
Total interest-bearing liabilities	370,782	354,251	2.54	2.91	2,346	2,567	(221)	(367)	146
Noninterest-bearing deposits	103,620	106,686
Other liabilities	12,275	11,897
Shareholders’ equity	63,788	64,235
Total liabilities and shareholders’ equity	$550,465	$537,069
Average interest-rate spread			2.35%	2.25%
NIM/net interest income - TE(2)			2.98%	3.02%	$3,667	$3,635	$32	$(29)	$61
Less: TE adjustment					46	48
Net interest income					$3,621	$3,587
Memo: Total deposits	$404,869	$400,483	1.56%	1.85%	$1,575	$1,844	$(269)
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
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
52 Truist Financial Corporation

Table 2-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Six Months Ended June 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2026	2025	2026	2025	2026	2025		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$13,297	$14,448	4.40%	5.19%	$290	$372	$(82)	$(54)	$(28)
GSE	469	462	3.91	3.74	9	9	—	—	—
Agency MBS	102,732	107,643	2.75	2.88	1,413	1,549	(136)	(68)	(68)
States and political subdivisions	347	370	4.29	4.20	7	8	(1)	—	(1)
Other	289	16	2.06	4.63	3	—	3	—	3
Total securities	117,134	122,939	2.95	3.16	1,722	1,938	(216)	(122)	(94)
Interest earning trading assets	5,712	5,763	5.20	5.85	149	168	(19)	(18)	(1)
Other earning assets(3)	36,210	39,208	3.83	4.52	696	889	(193)	(128)	(65)
Loans and leases, net of unearned income:
Commercial and industrial	167,732	156,861	5.27	5.71	4,390	4,446	(56)	(354)	298
CRE	24,554	19,759	5.60	6.17	688	610	78	(60)	138
Commercial construction	7,649	8,673	6.20	6.84	229	289	(60)	(26)	(34)
Residential mortgage	56,400	56,226	4.14	4.06	1,167	1,141	26	22	4
Home equity	9,661	9,578	7.00	7.47	336	355	(19)	(22)	3
Indirect auto	24,884	23,705	7.07	7.26	872	853	19	(23)	42
Other consumer	32,358	29,843	8.36	8.35	1,341	1,236	105	1	104
Credit card	4,860	4,870	10.86	11.47	262	277	(15)	(14)	(1)
Total loans and leases HFI	328,098	309,515	5.70	5.99	9,285	9,207	78	(476)	554
LHFS	2,270	1,187	5.40	6.04	61	36	25	(4)	29
Total loans and leases	330,368	310,702	5.70	5.99	9,346	9,243	103	(480)	583
Total earning assets	489,424	478,612	4.89	5.14	11,913	12,238	(325)	(748)	423
Nonearning assets	57,887	55,753
Total assets	$547,311	$534,365
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$121,843	$112,720	2.10	2.44	1,271	1,366	(95)	(200)	105
Money market and savings	136,265	136,249	1.80	2.21	1,217	1,494	(277)	(277)	—
Time deposits	40,309	41,104	3.06	3.53	612	720	(108)	(94)	(14)
Total interest-bearing deposits	298,417	290,073	2.09	2.49	3,100	3,580	(480)	(571)	91
Short-term borrowings	29,776	28,275	3.87	4.48	572	628	(56)	(88)	32
Long-term debt	38,900	33,320	4.79	5.04	930	840	90	(43)	133
Total interest-bearing liabilities	367,093	351,668	2.52	2.89	4,602	5,048	(446)	(702)	256
Noninterest-bearing deposits	103,496	106,293
Other liabilities	12,433	12,269
Shareholders’ equity	64,289	64,135
Total liabilities and shareholders’ equity	$547,311	$534,365
Average interest-rate spread			2.37%	2.25%
NIM/net interest income - TE(2)			3.00%	3.02%	$7,311	$7,190	$121	$(46)	$167
Less: TE adjustment(2)					91	96
Net interest income					$7,220	$7,094
Memo: Total deposits	$401,913	$396,366	1.56%	1.82%	$3,100	$3,580	$(480)
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
Truist Financial Corporation 53

Noninterest Income

Noninterest income is a significant driver of Truist’s financial results. The Company has diversified its sources of revenue to reduce its reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides the components of Truist’s noninterest income:

Table 3: Noninterest Income
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Wealth management income	$375	$348	7.8%	$745	$692	7.7%
Card and treasury management fees	353	351	0.6	691	684	1.0
Investment banking and trading income	352	205	71.7	724	478	51.5
Other deposit revenue	120	108	11.1	240	225	6.7
Mortgage banking income	116	107	8.4	249	215	15.8
Lending related fees	120	99	21.2	238	194	22.7
Securities gains (losses)	—	(18)	NM	—	(19)	NM
Other income	208	200	4.0	310	323	(4.0)
Total noninterest income	$1,644	$1,400	17.4	$3,197	$2,792	14.5

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

Noninterest income was up $244 million, or 17%, compared to the second quarter of 2025.

•Investment banking and trading income increased primarily due to higher trading income and capital markets revenue.
•Wealth management income increased primarily due to higher assets under management.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Noninterest income was up $405 million, or 15%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

•Investment banking and trading income increased primarily due to higher trading income and capital markets revenue.
•Wealth management income increased primarily due to higher assets under management.
•Lending related fees increased primarily due to higher leasing-related gains.
•Mortgage banking income increased primarily due to residential servicing portfolio acquisitions and higher commercial and residential production revenues, partially offset by higher prepayment speeds.

Noninterest Expense

The following table provides the components of Truist’s noninterest expense:

Table 4: Noninterest Expense
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Personnel expense	$1,792	$1,678	6.8%	$3,519	$3,282	7.2%
Professional fees and outside processing	335	373	(10.2)	648	737	(12.1)
Software expense	239	231	3.5	469	461	1.7
Net occupancy expense	171	181	(5.5)	350	349	0.3
Equipment expense	79	89	(11.2)	164	171	(4.1)
Marketing and customer development	91	82	11.0	170	157	8.3
Amortization of intangibles	63	73	(13.7)	127	148	(14.2)
Regulatory costs	61	55	10.9	129	124	4.0
Other expense	224	224	—	462	463	(0.2)
Total noninterest expense	$3,055	$2,986	2.3	$6,038	$5,892	2.5

54 Truist Financial Corporation

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

Noninterest expense was up $69 million, or 2.3%, compared to the second quarter of 2025.

•Personnel expense increased primarily due to higher salaries and incentives, partially offset by lower benefit expenses.
•Professional fees and outside processing expense decreased primarily due to the completion of various projects.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Noninterest expense was up $146 million, or 2.5%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

•Personnel expense increased primarily due to higher salaries and incentives.
•Professional fees and outside processing expense decreased primarily due to the completion of various projects.

Income Taxes

The following table provides information about the effective tax rate:

Table 5: Effective Tax Rate
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Income before income taxes	$1,815	$1,513	20.0%	$3,505	$3,048	15.0%
Provision for income taxes	262	273	(4.0)	471	547	(13.9)
Effective tax rate	14.4%	18.0%	(360) bps	13.4%	17.9%	(450) bps

During 2026, the IRS concluded its examination of the Company’s federal income tax returns for the 2022 tax year, with no material adjustments or impact on the Company’s financial condition or results of operations. The lower effective tax rates for 2026 were driven by renewable energy tax credit investing activity.

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

Table 6: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Consumer and Small Business Banking	$835	$574	45.5%	$1,565	$1,148	36.3%
Wholesale Banking	960	861	11.5	1,851	1,673	10.6
Other, Treasury & Corporate	(242)	(195)	24.1	(382)	(320)	19.4
Truist Financial Corporation	$1,553	$1,240	25.2	$3,034	$2,501	21.3

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

Consumer and Small Business Banking

CSBB net income was $835 million for the second quarter of 2026, an increase of $261 million compared to the second quarter of 2025.

•Segment net interest income increased $280 million primarily driven by higher deposit spreads on higher deposit balances and lower cost of deposits, partially offset by lower loan spreads.
•The allocated provision for credit losses decreased $77 million, reflecting a reserve build in the prior quarter, partially offset by increased charge-offs.
•Noninterest income increased $11 million primarily due to increases in other deposit revenue.
•Noninterest expense increased $22 million driven by higher lending related expenses.
Truist Financial Corporation 55

CSBB average loans and leases HFI increased $1.8 billion, or 1.4%, for the second quarter of 2026 compared to the second quarter of 2025, primarily due to higher indirect lending in the Service Finance portfolio, increases in unsecured lending, and real estate lending.

CSBB average total deposits increased $3.3 billion, or 1.5%, for the second quarter of 2026 compared to the second quarter of 2025, primarily driven by increases in money market and savings and noninterest-bearing deposits, partially offset by decreases in time deposits and interest checking.

Wholesale Banking

WB net income was $960 million for the second quarter of 2026, an increase of $99 million compared to the second quarter of 2025.

•Segment net interest income decreased $35 million primarily due to lower loan spreads.
•The allocated provision for credit losses decreased $14 million, which reflects a decrease in net charge-offs and a higher net reserve release.
•Noninterest income increased $217 million driven by higher income from investment banking and trading activity, wealth management, and lending related revenue, partially offset by decreased income from certain equity and other investments.
•Noninterest expense increased $55 million primarily due to higher revenue-related incentives.

WB average loans HFI increased $14.8 billion, or 8.2%, for the second quarter of 2026 compared to the second quarter of 2025, primarily due to increases in average commercial and industrial loan balances.

WB average total deposits decreased $2.1 billion, or 1.4%, for the second quarter of 2026 compared to the second quarter of 2025, due to the impact of short-term M&A related deposits in the prior period as well as lower noninterest bearing deposits, partially offset by increases in interest checking.

Other, Treasury & Corporate

OT&C generated a net loss of $242 million in the second quarter of 2026, compared to a net loss of $195 million in the second quarter of 2025.

•OT&C net interest income decreased $211 million primarily due to a decline in interest income on cash balances and securities resulting from lower balances and yields in those portfolios as well as higher inter-segment funding credit on Consumer deposits, partially offset by lower inter-segment funding credit on Wholesale deposits.
•Noninterest income increased $16 million primarily due to the securities losses in the prior quarter due to balance sheet repositioning.
•Noninterest expense was flat primarily due to lower professional fees and outside processing expenses as well as lower employee benefits expense related to rebates received in employee insurance, partially offset by higher incentive compensation and salaries expense driven by higher investments in enterprise technology talent.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Consumer and Small Business Banking

CSBB net income was $1.6 billion for the six months ended June 30, 2026, an increase of $417 million compared to the prior year.

•Segment net interest income increased $527 million primarily driven by higher deposit spreads, partially offset by lower loan spreads.
•The allocated provision for credit losses decreased $30 million primarily reflecting a decrease in the net reserve build in the current period, partially offset by an increase in net charge-offs.
•Noninterest income increased $36 million primarily due to increased mortgage banking income and other deposit revenue.
•Noninterest expense increased $38 million primarily driven by higher lending related costs and regulatory expenses.

CSBB average loans HFI increased $3.5 billion, or 2.7%, for the six months ended June 30, 2026 compared to the prior year, primarily due to higher indirect lending in the Service Finance and prime auto portfolios, increased real estate lending, and higher unsecured lending.

CSBB average total deposits increased $3.0 billion, or 1.4%, for the six months ended June 30, 2026 compared to the prior year, primarily due to higher average money market and savings and noninterest-bearing deposits, partially offset by lower average interest checking and time deposits.
56 Truist Financial Corporation

Wholesale Banking

WB net income was $1.9 billion for the six months ended June 30, 2026, an increase of $178 million compared to the prior year.

•Segment net interest income decreased $27 million primarily due to lower loan spreads, partially offset by lower cost of deposits.
•The allocated provision for credit losses decreased $41 million, which reflected an increase in the net reserve release compared to the prior period and a decrease in net charge-offs in the current period.
•Noninterest income increased $339 million primarily due to higher income from capital markets and trading activity, wealth management, and lending related revenue, partially offset by lower income from certain strategic investments.
•Noninterest expense increased $101 million primarily due to increased personnel expenses driven by incentives expense.

WB average loans HFI increased $15.1 billion, or 8.4%, for the six months ended June 30, 2026 compared to the prior year, primarily driven by higher balances in the commercial and industrial loan portfolio.

WB average total deposits increased $141 million, or 0.1%, for the six months ended June 30, 2026 compared to the prior year, primarily due to higher average interest-bearing checking balances offsetting declines in short-term M&A related deposits and noninterest bearing deposits.

Other, Treasury, and Corporate

OT&C generated a net loss of $382 million for the six months ended June 30, 2026, compared to a net loss of $320 million in the prior year.

•OT&C net interest income decreased $374 million primarily due to a decline in interest income on cash balances and securities resulting from lower balances and yields in those portfolios as well as higher inter-segment funding credit on Consumer deposits, partially offset by lower inter-segment funding credit on Wholesale deposits.
•Noninterest income increased $30 million primarily due to the securities losses in the prior period from balance sheet repositioning.
•Noninterest expense was flat with higher personnel costs, driven by salaries and incentive compensation due to higher investments in technology talent as well as risk and finance management, offset by lower professional fees and outside processing expenses.

Truist Financial Corporation 57

Analysis of Financial Condition

Investment Activities

The carrying value of the securities portfolio totaled $114.0 billion at June 30, 2026, compared to $112.2 billion at December 31, 2025. U.S. Treasury, GSE, and agency MBS represented 98.6% and 99.7% of the total securities portfolio at June 30, 2026 and December 31, 2025, respectively. The majority of the portfolio is agency MBS.

•The increase in 2026 was driven by purchases of $11.6 billion, partially offset by paydowns, maturities, and sales of $10.2 billion.
•As of June 30, 2026, 39% of the investment securities portfolio at amortized cost was classified as held-to-maturity, excluding portfolio-level basis adjustments associated with certain AFS securities, compared to 41% at December 31, 2025.
•As of June 30, 2026, approximately 4.7% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 3.7% as of December 31, 2025.
•The effective duration of the AFS securities portfolio was 4.3 years at June 30, 2026 and 4.4 years at December 31, 2025, excluding the impact of swaps, or 3.2 years at June 30, 2026 and 2.9 years at December 31, 2025, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.2 years at June 30, 2026, and 7.5 years at December 31, 2025.

Lending Activities

The following table presents the composition of average loans and leases:

Table 7: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Commercial:
Commercial and industrial	$168,817	$166,636	$163,990	$162,207	$158,491
CRE	24,938	24,165	23,205	21,171	19,687
Commercial construction	7,455	7,845	8,015	8,258	8,613
Consumer:
Residential mortgage	56,342	56,458	57,100	57,676	56,789
Home equity	9,656	9,666	9,679	9,588	9,586
Indirect auto	24,430	25,342	25,639	24,964	24,158
Other consumer	32,661	32,053	32,181	31,714	30,387
Credit card	4,863	4,857	4,956	4,915	4,890
Total average loans and leases HFI	$329,162	$327,022	$324,765	$320,493	$312,601

Average loans and leases HFI were $329.2 billion, an increase of $2.1 billion, or 0.7%, compared to the first quarter of 2026.

•Average commercial loans increased 1.3% primarily due to an increase in the commercial and industrial and CRE portfolios.
•Average consumer loans decreased 0.3% primarily due to a decline in the indirect auto portfolio, partially offset by an increase in the other consumer portfolio.

End of period loans and leases HFI were $329.8 billion, up $1.2 billion, or 0.4%, compared to December 31, 2025, primarily due to increases in the CRE, commercial and industrial, and other consumer portfolios, partially offset by a decline in the indirect auto portfolio.

During the second quarter of 2026, we discontinued the origination of certain marine and recreational vehicle loans, and we further reduced originations in less strategic and less profitable consumer lending units such as prime and non-prime auto.

58 Truist Financial Corporation

Asset Quality

The following tables summarize asset quality information:

Table 8: Asset Quality
(Dollars in millions)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
NPAs:
NPLs:
Commercial and industrial	$657	$738	$839	$800	$520
CRE	43	21	47	98	128
Commercial construction	22	23	41	42	1
Residential mortgage	231	231	213	196	191
Home equity	98	101	99	103	107
Indirect auto	569	455	267	247	240
Other consumer	72	73	71	66	64
Total NPLs HFI	1,692	1,642	1,577	1,552	1,251
Loans held for sale	—	79	—	19	12
Total nonperforming loans and leases	1,692	1,721	1,577	1,571	1,263
Foreclosed real estate	5	6	3	4	4
Other foreclosed property	51	58	53	54	49
Total nonperforming assets	$1,748	$1,785	$1,633	$1,629	$1,316
Loans 90 days or more past due and still accruing:
Commercial and industrial	$2	$4	$3	$3	$2
CRE	3	—	—	—	—
Residential mortgage – government guaranteed	560	609	532	438	424
Residential mortgage – nonguaranteed	33	39	38	41	41
Home equity	8	7	7	6	6
Other consumer	25	26	28	27	24
Credit card	67	75	76	69	49
Total loans 90 days or more past due and still accruing	$698	$760	$684	$584	$546
Loans 30-89 days past due and still accruing:
Commercial and industrial	$142	$260	$127	$73	$122
CRE	95	42	25	6	34
Commercial construction	—	10	36	5	15
Residential mortgage – government guaranteed	311	263	329	327	330
Residential mortgage – nonguaranteed	354	293	357	344	365
Home equity	52	57	69	54	54
Indirect auto	521	508	679	620	582
Other consumer	232	240	281	241	239
Credit card	67	70	77	73	70
Total loans 30-89 days past due and still accruing	$1,774	$1,743	$1,980	$1,743	$1,811

At June 30, 2026 and December 31, 2025, 57% and 56% of loans and leases HFI were variable rate, respectively.

Nonperforming assets totaled $1.7 billion at June 30, 2026, up $115 million compared to December 31, 2025, primarily due to an increase in the indirect auto portfolio, partially offset by a decline in the commercial and industrial portfolio. The increase in indirect auto was driven by an enhancement to nonaccrual criteria for certain loans in that portfolio effective January 1, 2026 to prospectively include accounts in which cumulative payment extensions are at or above 12 months. Nonperforming loans and leases were 0.51% as a percentage of loans and leases HFI, up three basis points compared to December 31, 2025.

Loans 90 days or more past due and still accruing totaled $698 million at June 30, 2026, stable compared to December 31, 2025. Excluding government guaranteed loans, the ratio of loans 90 days or more past due and still accruing was 0.04% as a percentage of loans and leases at June 30, 2026, down one basis point compared to December 31, 2025.

Loans 30-89 days past due and still accruing totaled $1.8 billion at June 30, 2026, down $206 million, or six basis points as a percentage of loans and leases, compared to December 31, 2025.
Truist Financial Corporation 59

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

Table 9: Asset Quality Ratios
	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
NPLs as a percentage of loans and leases HFI	0.51%	0.50%	0.48%	0.48%	0.39%
NPLs as a percentage of total loans and leases(1)	0.51	0.52	0.48	0.48	0.39
NPAs(1) as a percentage of total assets	0.31	0.33	0.30	0.30	0.24
Nonperforming assets as a percentage of loans and leases plus foreclosed property(1)	0.53	0.52	0.50	0.50	0.41
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.21	0.23	0.21	0.18	0.17
Loans 90 days or more past due and still accruing as a percentage of loans and leases, excluding government guaranteed loans(2)	0.04	0.05	0.05	0.05	0.04
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.54	0.53	0.60	0.54	0.57
ALLL as a percentage of loans and leases	1.51	1.53	1.53	1.54	1.54
Ratio of ALLL to nonperforming loans and leases	2.9x	3.1x	3.2x	3.2x	3.9x
(1)Nonperforming assets and total loans and leases include loans held for sale.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest on government guaranteed loans is reasonably assured.

Table 10: Asset Quality Ratios
	Three Months Ended
	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Net charge-offs (recoveries) as a percentage of average loans and leases:
Commercial:
Commercial and industrial	0.27%	0.31%	0.29%	0.19%	0.22%
CRE	—	0.06	0.14	0.44	0.71
Commercial construction	(0.01)	0.84	(0.04)	(0.03)	(0.02)
Consumer:
Residential mortgage	—	(0.01)	0.01	—	—
Home equity	0.02	(0.02)	(0.04)	(0.11)	(0.04)
Indirect auto	1.73	2.14	2.10	1.99	1.63
Other consumer	1.63	1.91	1.84	1.55	1.54
Credit card	4.97	5.15	4.64	3.13	4.84
Total net charge-offs (recoveries) as a percentage of average loans and leases	0.50	0.61	0.57	0.48	0.51

Ratio of ALLL to net charge-offs	3.0x	2.5x	2.7x	3.3x	3.1x
Ratios are annualized.

60 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 11: Rollforward of NPAs
(Dollars in millions)	2026	2025
Balance, January 1	$1,633	$1,477
New NPAs	1,853	1,594
Advances and principal increases	150	240
Disposals of foreclosed assets(1)	(301)	(303)
Disposals of NPLs(2)	(132)	(243)
Charge-offs and losses	(653)	(619)
Payments	(630)	(692)
Transfers to performing status	(171)	(138)
Other, net	(1)	—
Ending balance, June 30	$1,748	$1,316
(1)Includes charge-offs and losses recorded upon sale of $141 million and $130 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes gains, net of charge-offs and losses recorded upon sale, of $2 million and $6 million for the six months ended June 30, 2026 and 2025, respectively.

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

Truist Financial Corporation 61

Table 12: Commercial and Industrial Portfolio Industry and Geography
	June 30, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$32,524	19.3%	$6	$30,464	18.2%	$2
Real estate and rental and leasing	14,558	8.6	6	11,993	7.1	1
Manufacturing	14,370	8.5	120	13,418	8.0	91
Retail trade	11,619	6.9	16	11,940	7.1	24
Health care and social assistance	10,663	6.3	18	11,779	7.0	67
Wholesale trade	8,245	4.9	72	7,655	4.6	212
Public administration	7,998	4.7	—	8,658	5.2	2
Information	6,547	3.9	165	7,523	4.5	158
Utilities	6,263	3.7	—	6,582	3.9	—
Professional, scientific, and technical services	5,427	3.2	6	5,043	3.0	5
Educational services	4,629	2.7	—	4,868	2.9	—
Arts, entertainment, and recreation	4,108	2.4	1	4,182	2.5	1
Transportation and warehousing	3,903	2.3	28	4,497	2.7	22
Construction	3,885	2.3	13	3,350	2.0	4
Administrative and support and waste management and remediation services	3,373	2.0	78	3,108	1.9	36
Accommodation and food services	3,017	1.8	21	2,990	1.8	24
Other(1)	10,838	6.5	18	11,903	7.0	115
Subtotal	151,967	90.0	568	149,953	89.4	764
Business owner occupied	16,859	10.0	89	17,855	10.6	75
Total commercial and industrial	$168,826	100.0%	$657	$167,808	100.0%	$839

Geography:
Florida	$19,133	11.3%	$55	$18,532	11.0%	$30
Texas	17,302	10.2	31	17,001	10.1	157
New York	12,772	7.6	200	12,719	7.6	70
California	11,791	7.0	26	12,460	7.4	34
North Carolina	11,767	7.0	10	12,154	7.2	11
Georgia	11,435	6.8	73	11,452	6.8	149
Virginia	9,949	5.9	3	9,061	5.4	3
Maryland	7,566	4.5	11	7,057	4.2	4
Pennsylvania	6,832	4.0	10	6,890	4.1	131
Tennessee	5,892	3.5	46	5,873	3.5	42
New Jersey	4,665	2.8	6	4,743	2.8	5
Illinois	4,179	2.5	34	3,970	2.4	12
South Carolina	3,949	2.3	2	4,213	2.5	4
Ohio	3,385	2.0	36	3,624	2.2	—
Other(2)	38,209	22.6	114	38,059	22.8	187
Total commercial and industrial	$168,826	100.0%	$657	$167,808	100.0%	$839
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

The Finance and insurance industry category includes various types of nonbank financial institutions, including asset securitization, securities-based lending, and certain REITs, which together comprise approximately 56% and 59% of Truist’s funded loans within that industry category at June 30, 2026 and December 31, 2025, respectively. Asset securitization facilities are structured to provide funding to clients based on advance rates that are applied to pools of eligible collateral that generally result in over collateralization of the funded exposures. Securities-based lending arrangements are collateralized by marketable securities that are maintained in a restricted account and monitored by Truist on a daily basis to help determine whether the value of the underlying securities collateral complies with the terms of the margin agreement established with the origination of the loan.

62 Truist Financial Corporation

Table 13: CRE Portfolio Property Type and Geography
	June 30, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$8,900	34.9%	$33	$8,055	34.0%	$4
Industrial	5,891	23.1	—	5,521	23.3	—
Retail	4,747	18.6	4	4,244	17.9	5
Office	2,345	9.2	5	2,435	10.3	36
Hotel	1,561	6.1	—	1,558	6.6	—
Other(1)	2,035	8.1	1	1,907	7.9	2
Total CRE	$25,479	100.0%	$43	$23,720	100.0%	$47

Geography:
Florida	$3,229	12.7%	$1	$2,668	11.2%	$2
Georgia	2,734	10.7	1	2,586	10.9	1
Texas	2,596	10.2	1	2,411	10.2	1
New York	2,340	9.2	2	2,323	9.8	6
North Carolina	2,106	8.3	2	2,324	9.8	1
California	2,001	7.9	—	1,628	6.9	—
Pennsylvania	1,639	6.4	—	1,566	6.6	—
New Jersey	1,280	5.0	3	1,118	4.7	3
Illinois	1,130	4.4	—	1,178	5.0	13
Maryland	1,058	4.2	1	883	3.7	2
Virginia	958	3.8	—	1,034	4.4	—
Other(2)	4,408	17.2	32	4,001	16.8	18
Total CRE	$25,479	100.0%	$43	$23,720	100.0%	$47
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Table 14: Commercial Construction Portfolio Property Type and Geography
	June 30, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$3,035	41.2%	$—	$3,871	49.7%	$—
Industrial	2,326	31.6	—	1,884	24.2	—
Single Family - construction to permanent	1,190	16.1	—	1,070	13.7	—
Single Family - acquisition and development and commercial land	205	2.8	—	208	2.7	—
Hotel	166	2.3	—	170	2.2	—
Other(1)	450	6.0	22	580	7.5	41
Total commercial construction	$7,372	100.0%	$22	$7,783	100.0%	$41

Geography:
Florida	$1,199	16.3	$—	$1,453	18.7	$—
Georgia	971	13.2	—	1,188	15.3	—
Texas	937	12.7	—	1,088	14.0	—
North Carolina	713	9.7	—	748	9.6	—
California	619	8.4	—	431	5.5	—
Other(2)	2,933	39.7	22	2,875	36.9	41
Total commercial construction	$7,372	100.0%	$22	$7,783	100.0%	$41
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Refer to “Note 4. Loans and ACL” for additional information on the commercial portfolios, including loans by origination year and credit quality indicator.

Truist Financial Corporation 63

ACL

Activity related to the ACL is presented in the following tables:

Table 15: Activity in ACL
	Three Months Ended
(Dollars in millions)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Balance, beginning of period	$5,335	$5,347	$5,305	$5,253	$5,166
Provision for credit losses	395	479	512	436	488
Charge-offs:
Commercial and industrial	(137)	(142)	(141)	(98)	(120)
CRE	(1)	(7)	(14)	(25)	(38)
Commercial construction	(1)	(17)	—	—	—
Residential mortgage	(1)	(1)	(3)	(1)	(1)
Home equity	(3)	(3)	(2)	(2)	(4)
Indirect auto	(135)	(158)	(160)	(150)	(127)
Other consumer	(168)	(184)	(178)	(155)	(146)
Credit card	(70)	(71)	(67)	(49)	(70)
Total charge-offs	(516)	(583)	(565)	(480)	(506)
Recoveries:
Commercial and industrial	22	16	23	20	31
CRE	1	3	6	2	3
Commercial construction	1	1	1	—	1
Residential mortgage	1	2	1	2	—
Home equity	3	3	3	5	4
Indirect auto	29	25	24	25	28
Other consumer	35	33	28	31	31
Credit card	10	9	9	10	12
Total recoveries	102	92	95	95	110
Net charge-offs	(414)	(491)	(470)	(385)	(396)
Other	—	—	—	1	(5)
Balance, end of period	$5,316	$5,335	$5,347	$5,305	$5,253
ACL:
ALLL	$4,983	$5,026	$5,030	$4,988	$4,899
RUFC	333	309	317	317	354
Total ACL	$5,316	$5,335	$5,347	$5,305	$5,253

The ACL was $5.3 billion at June 30, 2026, and included $5.0 billion for the ALLL and $333 million for the RUFC. The ALLL as a percentage of loans and leases HFI at June 30, 2026 was 1.51%, down two basis points compared to March 31, 2026. The ALLL covered nonperforming loans and leases HFI 2.9x at June 30, 2026, compared to 3.1x at March 31, 2026. For the three months ended June 30, 2026, the ALLL was 3.0x annualized net charge-offs, compared to 3.1x for the three months ended June 30, 2025.

64 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 16: Allocation of ALLL by Category
	June 30, 2026			December 31, 2025
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,440	28.9%	51.2%	$1,326	26.3%	51.0%
CRE	422	8.5	7.7	476	9.5	7.2
Commercial construction	151	3.0	2.2	246	4.9	2.4
Residential mortgage	173	3.5	17.2	198	3.9	17.3
Home equity	76	1.5	2.9	84	1.7	3.0
Indirect auto	1,034	20.8	7.2	1,036	20.6	7.8
Other consumer	1,283	25.7	10.1	1,238	24.6	9.8
Credit card	404	8.1	1.5	426	8.5	1.5
Total ALLL	4,983	100.0%	100.0%	5,030	100.0%	100.0%
RUFC	333			317
Total ACL	$5,316			$5,347

Other Assets

The components of other assets are presented in the following table:

Table 17: Other Assets as of Period End
(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Tax credit and other private equity investments	$10,806	$9,882
Bank-owned life insurance	8,628	8,515
Pension assets, net	8,089	7,920
Accrued income	1,963	2,028
DTA	1,787	1,507
Accounts receivable	1,670	1,624
Derivative assets	1,455	1,343
FHLB stock	1,340	1,521
Prepaid expenses	1,179	1,075
Leased assets and related assets	1,044	1,359
ROU assets	995	1,045
Other	1,043	1,151
Total other assets	$39,999	$38,970

Truist Financial Corporation 65

Funding Activities

Deposits

The following table presents average deposits:

Table 18: Average Deposits
	Three Months Ended
(Dollars in millions)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Noninterest-bearing deposits	$103,620	$103,371	$105,552	$105,751	$106,686
Interest checking	123,556	120,110	112,313	109,244	116,193
Money market and savings	136,423	136,106	138,114	136,515	135,607
Time deposits	41,270	39,337	40,031	45,090	41,997
Total average deposits	$404,869	$398,924	$396,010	$396,600	$400,483

Average deposits for the second quarter of 2026 were $404.9 billion, up $5.9 billion, or 1.5%, compared to the first quarter of 2026, driven by an increase in interest checking. Average noninterest-bearing deposits increased 0.2% compared to the first quarter of 2026 and represented 25.6% of total deposits for the second quarter of 2026 and 25.9% for the first quarter of 2026.

End of period deposits were $409.4 billion, up $9.0 billion, or 2.2%, compared to December 31, 2025, primarily due to an increase in interest checking deposits and time deposits, partially offset by a decline in money market and savings.
Borrowings

At June 30, 2026, short-term borrowings totaled $26.9 billion, a decrease of $954 million compared to December 31, 2025.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $43.0 billion at June 30, 2026, an increase of $1.0 billion compared to December 31, 2025. During the six months ended June 30, 2026, the Company had:

•Issuances of $5.2 billion of primarily fixed-to-floating rate senior notes with a weighted average interest rate of 4.75% due between January 27, 2029 and April 23, 2037 and $350 million of floating rate senior notes due January 27, 2029.
•Net issuances of $700 million of floating rate FHLB advances.
•Maturities and redemptions of $4.1 billion of senior notes.

In July 2026, the Parent Company issued $1.3 billion principal amount of fixed-to-floating rate senior notes with an interest rate of 4.96% due July 23, 2030.

Refer to “Note 8. Borrowings” for additional information on short-term borrowings and long-term debt.

Shareholders’ Equity

Total shareholders’ equity was $64.1 billion at June 30, 2026, a decrease of $1.1 billion from December 31, 2025. This decrease reflected $2.4 billion in common share repurchases, $1.4 billion in common and preferred dividends, and a $947 million decrease in AOCI, partially offset by $3.0 billion in net income and $495 million for the issuance of Series S non-cumulative perpetual preferred stock with a stated dividend rate of 6.25% per annum. Truist’s book value per common share at June 30, 2026 was $48.04, compared to $47.74 at December 31, 2025. Truist’s TBVPS was $33.40 at June 30, 2026, compared to $33.48 at December 31, 2025.

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

Truist Financial Corporation 67

IRR measurement is influenced by data, assumptions, and models. Due to their high sensitivity to market rates, mortgage (loan and security) prepayments leverage an industry model that results in varying prepayment speeds across rate scenarios. Prepayments for non-mortgage loans leverage a mix of dynamic models (varying results based on market rates) and static prepayment assumptions based on historical experience. Truist’s analysis incorporates dynamic client deposit balance levels, the mix across product types, and deposit rate paid across alternate rate scenarios based on modeled changes in client and bank behavior. The use of dynamic deposit balance models results in rotation to higher cost funding products (e.g., CDs) when market rates increase and to lower cost funding products (e.g., non-maturity deposits) when market rates decrease. The use of dynamic rate paid models results in varying deposit betas based on the timing and conditions within market rate cycles.

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

Table 19: Interest Sensitivity Simulation Analysis
	Jun 30, 2026	Dec 31, 2025
Up 200bps gradual change in interest rates	(0.2)%	(0.9)%
Up 50bps instantaneous change in interest rates	(0.1)	(0.1)
Down 50bps instantaneous change in interest rates	(0.2)	(0.2)
Down 200bps gradual change in interest rates	(1.2)	(0.3)

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

68 Truist Financial Corporation

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

Truist is also subject to risk-based capital guidelines for market risk under the Market Risk Rule. The Capital Markets Risk Management team within the RMO selects, calibrates, and monitors compliance with key risk indicators and other risk measures designed to establish risk-taking parameters for the trading desks within WB. The Capital Markets Risk Committee, ERC, and BRC establish policies governing trading activities and receive regular updates to support the oversight of those activities.

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

Securitizations

As of June 30, 2026, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $140 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics, including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of June 30, 2026.

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

Truist Financial Corporation 69

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and six months ended June 30, 2026 and 2025. Average VaR measures in the six months ended June 30, 2026 were lower compared to the six months ended June 30, 2025, due to lower risk positions.

Table 20: VaR-based Measures
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$13	$5	$63	$13	$25	$7	$63	$15
Average	8	4	28	10	11	5	24	9
Minimum	5	3	16	5	5	3	9	4
Period-end	10	4	23	11	10	4	23	11
VaR by Risk Class:
Interest Rate Risk		2		6		2		6
Credit Spread Risk		2		6		2		6
Equity Price Risk		3		7		3		7
Foreign Exchange Risk		1		1		1		1
Portfolio Diversification		(4)		(8)		(4)		(8)
Period-end		4		11		4		11

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

Table 21: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Maximum	$46	$248	$85	$287
Average	24	125	32	153
Minimum	11	70	11	70
Period-end	45	96	45	96

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

70 Truist Financial Corporation

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

Truist Financial Corporation 71

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
•limit concentration risk from individual, correlated counterparties and funding concentrations in tenors that may negatively impact Truist from an unforeseen idiosyncratic or market event; and
•maintain sufficient liquidity in the holding company to serve as a source of strength to its subsidiaries.

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

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfies operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. For the three months ended June 30, 2026, Truist held average weighted eligible HQLA of $92.8 billion, and Truist’s average LCR was 113%, which exceeded the regulatory minimum of 100%.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At June 30, 2026, Truist was compliant with this requirement.

72 Truist Financial Corporation

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

Table 22: Selected Liquidity Sources
(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Unused borrowing capacity:
Federal Reserve	$81,004	$84,160
FHLB	27,491	23,464
Available investment securities (at fair value)	71,564	70,150
Available secured borrowing capacity	180,059	177,774
Eligible cash at the Federal Reserve	32,042	29,973
Total	$212,101	$207,747

At June 30, 2026, Truist Bank’s available secured borrowing capacity represented approximately 4.8 times the amount of wholesale funding maturities in one year or less.

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank and the Parent Company’s other subsidiaries, and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2026, the Parent Company held cash on hand to meet these requirements.

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

Truist Financial Corporation 73

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of June 30, 2026:

Table 23: Credit Ratings of Truist Financial Corporation and Truist Bank
	S&P	Moody’s	Fitch	DBRS Morningstar
Truist Financial Corporation:
Issuer	A- / A-2	Baa1	A / F1	AAL / R-1M
Senior unsecured	A-	Baa1	A-	AAL
Subordinated	BBB+	Baa1	BBB+	AH
Preferred stock	BBB-	Baa3(hyb)	BBB-	AL
Truist Bank:
Issuer	A / A-1	A3	A / F1	AA / R-1H
Senior unsecured	A	A3	A	AA
Deposits	NA	A1 / P-1	AA- / F1+	AA
Subordinated	A-	A3	A-	AAL
Ratings outlook:
Credit trend	Stable	Stable	Stable	Stable

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

Management regularly monitors the capital position of Truist on both a consolidated and bank-level basis. In this regard, management’s objective is to maintain capital at levels that are in excess of internal capital limits, which are above the regulatory “well-capitalized” minimums. Truist also regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plans and stress testing results to the banking regulators. Management has implemented internal stress capital ratio limits and evaluates whether capital ratios calculated under hypothetical stress scenarios, and after the effect of alternative capital actions, exceed these thresholds. Breaches of internal capital limits, or projected breaches of internal stress capital ratio minimums under hypothetical stress, result in the activation of Truist’s capital contingency plan.

Table 24: Capital Requirements
	Minimum Capital	Well-Capitalized		Minimum Capital Plus Stress Capital Buffer(1)
		Truist	Truist Bank
CET1	4.5%	NA	6.5%	7.0%
Tier 1 capital	6.0	6.0%	8.0	8.5
Total capital	8.0	10.0	10.0	10.5
Leverage ratio	4.0	NA	5.0	NA
Supplementary leverage ratio	3.0	NA	NA	NA
(1)Reflects an SCB requirement of 2.5% applicable to Truist as of June 30, 2026. Truist’s SCB requirement, received in the 2025 CCAR process, is effective from October 1, 2025 to September 30, 2027.

The Parent Company’s capital ratios are presented in the following table:

Table 25: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Jun 30, 2026	Dec 31, 2025
Risk-based:	(preliminary)
CET1	10.9%	10.8%
Tier 1 capital	12.2	11.9
Total capital	14.0	13.8
Leverage ratio	9.8	10.0
Supplementary leverage ratio	8.2	8.3
Risk-weighted assets	$434,799	$443,257

74 Truist Financial Corporation

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

Capital ratios remain strong relative to the regulatory requirements for well-capitalized banks. Truist’s CET1 ratio was 10.9% as of June 30, 2026, up 10 basis points compared to December 31, 2025, primarily due to current quarter earnings and a reduction in risk-weighted assets, partially offset by capital returned to shareholders.

Truist declared common dividends of $0.52 per share during the second quarter of 2026 and repurchased $1.2 billion of common stock. The dividend and total payout ratios for the second quarter of 2026 were 42% and 121%, respectively.

Share Repurchase Activity

Table 26: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(3)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(3)(4)
April 1, 2026 to April 30, 2026	23,499	$49.04	23,499	$7,714
May 1, 2026 to May 31, 2026	927	51.25	927	7,666
June 1, 2026 to June 30, 2026	—	—	—	7,666
Total	24,426	$49.13	24,426
(1)Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under equity-based compensation plans.
(2)Excludes commissions.
(3)Excludes excise taxes on share repurchases.
(4)In December 2025, Truist announced that the Board had authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority from June 2024, as part of Truist’s overall capital distribution strategy. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. The share-repurchase program enables Truist to acquire shares through open-market purchases or privately negotiated transactions, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the share-repurchase program are subject to various factors, including Truist's capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist's financial and operational performance, alternative uses of capital, the trading price of Truist's common stock, and general market conditions. The share-repurchase program does not obligate Truist to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.

Truist Financial Corporation 75

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

The Company monitored events and circumstances during the period from January 1, 2026 to June 30, 2026, including macroeconomic and market factors, industry and banking sector events, Truist specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2025 quantitative impairment test, and the sensitivity of the October 1, 2025 quantitative results to changes in assumptions as of June 30, 2026. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of June 30, 2026.

76 Truist Financial Corporation

Non-GAAP Financial Measures

Tangible common equity, average tangible common equity, and related measures, including ROTCE and TBVPS, are non-GAAP measures that exclude the impact of intangible assets, net of deferred taxes, and their related amortization. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses these measures to assess profitability, returns relative to balance sheet risk, and shareholder value. These measures should not be considered in isolation or as a substitute for the related GAAP financial measures presented in this report and are not necessarily comparable to similar non-GAAP financial measures that may be presented by other companies. The following tables reconcile each of these non-GAAP financial measures to the most directly comparable GAAP financial measure.

Table 27: Reconciliation of ROTCE
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)		2026	2025	2026	2025
Calculation of tangible net income available to common shareholders:
Net income available to common shareholders	(a)	$1,519	$1,180	$2,896	$2,337
Amortization of intangibles		63	73	127	148
Applicable income taxes related to amortization of intangibles(1)		(15)	(17)	(30)	(35)
Tangible net income available to common shareholders	(b)	$1,567	$1,236	$2,993	$2,450

Calculation of average tangible common shareholders’ equity:
Average common shareholders’ equity	(c)	$58,616	$58,327	$59,244	$58,227
Average intangible assets		(18,321)	(18,590)	(18,353)	(18,630)
Applicable deferred taxes related to intangible assets(1)		401	417	402	420
Average tangible common shareholders’ equity	(d)	$40,696	$40,154	$41,293	$40,017

Return on average common shareholders’ equity	(a)/(c)	10.4%	8.1%	9.9%	8.1%
ROTCE	(b)/(d)	15.4	12.3	14.6	12.3
(1)Calculated using the applicable marginal tax rate.

Table 28: Reconciliation of Tangible Common Equity
(Dollars in millions, except per share data, shares in thousands)		June 30, 2026	December 31, 2025
Calculation of period end tangible common equity:
Total shareholders’ equity		$64,095	$65,189
Preferred stock		(5,411)	(4,916)
Common shareholders’ equity	(a)	58,684	60,273
Intangible assets		(18,287)	(18,416)
Applicable deferred taxes related to intangible assets(1)		400	407
Tangible common equity	(b)	$40,797	$42,264

Common shares outstanding at end of period	(c)	1,221,626	1,262,470

Common shareholders’ equity per common share	(a)/(c)	$48.04	$47.74
TBVPS	(b)/(c)	33.40	33.48
(1)Calculated using the applicable marginal tax rate.

Truist Financial Corporation 77

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

78 Truist Financial Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Articles of Amendment of the Company with respect to Series S Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock filed May 13, 2026	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 15, 2026.
10.1	Transition Letter with William H. Rogers, Jr., dated June 12, 2026	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 15, 2026.
10.2	Offer Letter with Michael P. Lyons, dated June 12, 2026	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed June 15, 2026.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
Truist Financial Corporation 79

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	July 31, 2026	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2026	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

80 Truist Financial Corporation