Form 10-Q
period 2026-09-30
TRUIST FINANCIAL CORP
filed 2026-10-28
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2026
Commission File Number: 1-10853

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

At September 30, 2026, 1,198,488,412 shares of the registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this report, including in the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
AI	Artificial intelligence, including machine learning and other types of artificial intelligence
ALCO	Asset and Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
ATM	Automated teller machine
Board	Board of Directors of Truist Financial Corporation
BRC	Joint Risk Committee of the Boards of Directors of Truist Financial Corporation and Truist Bank
CCAR	Comprehensive Capital Analysis and Review
CDI	Core deposit intangible
CEO	Chief Executive Officer of Truist Financial Corporation
CET1	Common equity tier 1
CFO	Chief Financial Officer of Truist Financial Corporation
CODM	Chief operating decision maker
Company	Truist Financial Corporation and its subsidiaries (interchangeable with “Truist” below)
CRE	Commercial real estate
CSBB	Consumer and Small Business Banking, an operating segment
DTA	Deferred tax asset
EPS	Earnings per common share
ERC	Enterprise Risk Committee
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Board of Governors of the Federal Reserve System
FTE	Full-time equivalent employee
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HQLA	High-quality liquid assets
HTM	Held-to-maturity
IPV	Independent price verification
IRR	Interest rate risk
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LOCOM	Lower of cost or market
Market Risk Rule	Market risk capital requirements issued jointly by the OCC, FRB, and FDIC
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRO	Model Risk Oversight
NA	Not applicable
NII	Net interest income
NIM - TE	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
OAS	Option-adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OPEB	Other post-employment benefit
OREO	Other real estate owned
OT&C	Other, Treasury, and Corporate
Parent Company	Truist Financial Corporation, the parent company of Truist Bank and other subsidiaries
PCD	Purchased credit deteriorated loans
RAC	Regional Acceptance Corporation
REIT	Real estate investment trust
RMO	Risk Management Organization
ROTCE	Return on average tangible common equity, a non-GAAP measure
ROU assets	Right-of-use assets
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor’s
Truist Financial Corporation 1

Term	Definition
SBIC	Small Business Investment Company
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
TBVPS	Tangible book value per common share, a non-GAAP measure
TE	Taxable-equivalent
TMRO	Treasury & Market Risk Oversight
TRS	Total return swap
Truist	Truist Financial Corporation and its subsidiaries (interchangeable with the “Company” above)
Truist Bank	Truist Bank, a North Carolina-chartered bank
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity
WB	Wholesale Banking, an operating segment
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
•our ability to manage any unexpected outflows of uninsured deposits and, in such a circumstance, to access substitute funding and avoid selling investment securities or other assets at an unfavorable time or at a loss;
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
•our ability to implement strategic and operational plans, including with respect to allocating capital and resources to our highest-value opportunities, becoming the most important financial partner to our clients, and executing with urgency, discipline, and accountability;
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
Truist Financial Corporation 3

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Sep 30, 2026	Dec 31, 2025
Assets
Cash and due from banks	$4,230	$4,967
Interest-bearing deposits with banks	41,242	31,410
Securities borrowed or purchased under agreements to resell	3,903	3,200
Trading assets at fair value	5,218	5,790
AFS securities at fair value	61,523	65,042
HTM securities (fair value of $38,263 and $39,130, respectively)	48,666	47,186
LHFS (including $1,270 and $1,622 at fair value, respectively)	1,558	1,883
Loans and leases (including $9 and $11 at fair value, respectively)	323,930	328,595
ALLL	(4,063)	(5,030)
Loans and leases, net of ALLL	319,867	323,565
Premises and equipment	3,257	3,172
Goodwill	17,125	17,125
CDI and other intangible assets	1,067	1,256
Loan servicing rights at fair value	5,066	3,972
Other assets (including $2,351 and $1,725 at fair value, respectively)	41,474	38,970
Total assets	$554,196	$547,538
Liabilities
Noninterest-bearing deposits	$103,325	$105,092
Interest-bearing deposits (including $776 and $639 at fair value, respectively)	309,908	295,306
Short-term borrowings (including $2,783 and $2,394 at fair value, respectively)	12,415	27,839
Long-term debt	53,373	41,963
Other liabilities (including $3,329 and $1,797 at fair value, respectively)	13,703	12,149
Total liabilities	492,724	482,349
Shareholders’ Equity
Preferred stock	5,411	4,916
Common stock, $5 par value	5,992	6,312
Additional paid-in capital	30,613	33,663
Retained earnings	27,728	26,067
AOCI, net of deferred income taxes	(8,272)	(5,769)
Total shareholders’ equity	61,472	65,189
Total liabilities and shareholders’ equity	$554,196	$547,538
Common shares outstanding	1,198,488	1,262,470
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	196	176
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.
4 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans and leases	$4,689	$4,816	$13,947	$13,966
Interest on securities	897	941	2,617	2,877
Interest on other earning assets	444	529	1,288	1,585
Total interest income	6,030	6,286	17,852	18,428
Interest Expense
Interest on deposits	1,647	1,835	4,747	5,415
Interest on long-term debt	534	523	1,464	1,363
Interest on other borrowings	186	299	758	927
Total interest expense	2,367	2,657	6,969	7,705
Net Interest Income	3,663	3,629	10,883	10,723
Provision (benefit) for credit losses	(253)	436	621	1,382
Net Interest Income After Provision for Credit Losses	3,916	3,193	10,262	9,341
Noninterest Income
Wealth management income	407	374	1,152	1,066
Card and treasury management fees	347	340	1,038	1,024
Investment banking and trading income	324	323	1,048	801
Other deposit revenue	125	125	365	350
Mortgage banking income	113	118	362	333
Lending related fees	120	103	358	297
Securities gains (losses)	(1,447)	—	(1,447)	(19)
Other income	95	175	405	498
Total noninterest income	84	1,558	3,281	4,350
Noninterest Expense
Personnel expense	1,853	1,748	5,372	5,030
Professional fees and outside processing	365	346	1,013	1,083
Software expense	254	233	723	694
Net occupancy expense	180	185	530	534
Equipment expense	77	90	241	261
Marketing and customer development	83	79	253	236
Amortization of intangibles	62	72	189	220
Regulatory costs	61	32	190	156
Other expense	170	229	632	692
Total noninterest expense	3,105	3,014	9,143	8,906
Earnings
Income before income taxes	895	1,737	4,400	4,785
Provision for income taxes	96	285	567	832
Net income	799	1,452	3,833	3,953
Preferred stock dividends and other	115	104	253	268
Net income available to common shareholders	$684	$1,348	$3,580	$3,685
Earnings Per Common Share
Basic EPS	$0.57	$1.05	2.92	2.85
Diluted EPS	0.56	1.04	2.88	2.82
Weighted Average Shares Outstanding
Basic	1,210,179	1,280,571	1,227,751	1,293,341
Diluted	1,226,342	1,296,666	1,243,918	1,308,676

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$799	$1,452	$3,833	$3,953
OCI, net of tax:
Net change in net pension and post-retirement costs	(19)	(46)	(24)	(39)
Net change in cash flow hedges	(857)	30	(1,719)	734
Net change in AFS securities	(735)	480	(915)	974
Net change in HTM securities	53	56	150	165
Other, net	2	—	5	6
Total OCI, net of tax	(1,556)	520	(2,503)	1,840
Total comprehensive income	$(757)	$1,972	$1,330	$5,793
Income Tax Effect of Items Included in OCI:
Net change in net pension and post-retirement costs	$(6)	$(14)	$(8)	$(14)
Net change in cash flow hedges	(268)	9	(538)	226
Net change in AFS securities	(231)	152	(286)	291
Net change in HTM securities	17	17	47	44
Other, net	1	—	2	—
Total income taxes related to OCI	$(487)	$164	$(783)	$547

The accompanying notes are an integral part of these consolidated financial statements.
6 Truist Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Total Shareholders’ Equity
Balance, July 1, 2025	1,289,435	$5,907	$6,447	$34,620	$24,759	$(6,893)	$64,840
Net income	—	—	—	—	1,452	—	1,452
OCI	—	—	—	—	—	520	520
Issued in connection with equity awards, net	910	—	5	29	(4)	—	30
Repurchase of common stock, including excise tax	(11,099)	—	(56)	(449)	—	—	(505)
Cash dividends declared on common stock	—	—	—	—	(665)	—	(665)
Cash dividends declared on preferred stock	—	—	—	—	(104)	—	(104)
Equity-based compensation expense	—	—	—	78	—	—	78
Balance, September 30, 2025	1,279,246	$5,907	$6,396	$34,278	$25,438	$(6,373)	$65,646
Balance, July 1, 2026	1,221,626	$5,411	$6,108	$31,616	$27,676	$(6,716)	$64,095
Net income	—	—	—	—	799	—	799
OCI	—	—	—	—	—	(1,556)	(1,556)
Issued in connection with equity awards, net	143	—	—	(2)	(3)	—	(5)
Repurchase of common stock, including excise tax	(23,281)	—	(116)	(1,096)	—	—	(1,212)
Cash dividends declared on common stock	—	—	—	—	(629)	—	(629)
Cash dividends declared on preferred stock	—	—	—	—	(115)	—	(115)
Equity-based compensation expense	—	—	—	95	—	—	95
Balance, September 30, 2026	1,198,488	$5,411	$5,992	$30,613	$27,728	$(8,272)	$61,472
Balance, January 1, 2025	1,315,936	$5,907	$6,580	$35,628	$23,777	$(8,213)	$63,679
Net income	—	—	—	—	3,953	—	3,953
OCI	—	—	—	—	—	1,840	1,840
Issued in connection with equity awards, net	5,873	—	29	(54)	(10)	—	(35)
Repurchase of common stock, including excise tax	(42,563)	—	(213)	(1,552)	—	—	(1,765)
Cash dividends declared on common stock	—	—	—	—	(2,014)	—	(2,014)
Cash dividends declared on preferred stock	—	—	—	—	(268)	—	(268)
Equity-based compensation expense	—	—	—	256	—	—	256
Balance, September 30, 2025	1,279,246	$5,907	$6,396	$34,278	$25,438	$(6,373)	$65,646
Balance, January 1, 2026	1,262,470	$4,916	$6,312	$33,663	$26,067	$(5,769)	$65,189
Net income	—	—	—	—	3,833	—	3,833
OCI	—	—	—	—	—	(2,503)	(2,503)
Issued in connection with equity awards, net	5,876	—	29	(111)	(9)	—	(91)
Repurchase of common stock, including excise tax	(69,858)	—	(349)	(3,218)	—	—	(3,567)
Issuance of preferred stock	—	495	—	—	—	—	495
Cash dividends declared on common stock	—	—	—	—	(1,910)	—	(1,910)
Cash dividends declared on preferred stock	—	—	—	—	(253)	—	(253)
Equity-based compensation expense	—	—	—	279	—	—	279
Balance, September 30, 2026	1,198,488	$5,411	$5,992	$30,613	$27,728	$(8,272)	$61,472

The accompanying notes are an integral part of these consolidated financial statements.
Truist Financial Corporation 7

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRUIST FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions)	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$3,833	$3,953
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	621	1,382
Depreciation	376	414
Amortization of intangibles	189	220
Securities (gains) losses	1,447	19
Net change in operating assets and liabilities:
LHFS	352	(578)
Pension asset	(229)	(169)
Derivative assets and liabilities	1,078	(1,130)
Trading assets	572	(631)
Investments in affordable housing projects and other qualified tax credits(1)	(560)	(142)
Other assets and other liabilities	(2,144)	(610)
Other, net(1)	(2,054)	429
Net cash flows from operating activities	3,481	3,157
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	7,279	1,113
Proceeds from maturities, calls and paydowns of AFS securities	12,184	12,123
Purchases of AFS securities	(18,968)	(9,350)
Proceeds from maturities, calls and paydowns of HTM securities	2,800	2,841
Purchases of HTM securities	(4,068)	—
Originations of loans and leases, net of principal collected	(2,245)	(18,194)
Purchases of loans and leases	(750)	(818)
Proceeds from sales of loans and leases	6,002	439
Net cash received (paid) for securities borrowed or purchased under agreements to resell	(703)	(431)
Purchases of loan servicing rights(1)	(755)	(182)
Other, net(1)	189	(512)
Net cash flows from investing activities	965	(12,971)
Cash Flows From Financing Activities:
Net change in deposits	12,835	4,383
Net change in short-term borrowings	(15,418)	199
Proceeds from issuance of long-term debt	75,679	50,907
Repayment of long-term debt	(63,128)	(44,501)
Repurchase of common stock	(3,534)	(1,750)
Net proceeds from preferred stock issued	495	—
Cash dividends paid on common stock	(1,910)	(2,014)
Cash dividends paid on preferred stock	(253)	(268)
Other, net	(117)	(58)
Net cash flows from financing activities	4,649	6,898
Net Change in Cash and Cash Equivalents	9,095	(2,916)
Cash and Cash Equivalents of Continuing and Discontinued Operations, January 1	36,377	39,768
Cash and Cash Equivalents of Continuing and Discontinued Operations, September 30	$45,472	$36,852
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$7,093	$7,568
Income taxes	164	196
Transfer of loans HFI, net of ALLL, to LHFS	5,395	404
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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates that are used in arriving at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Certain of these estimates are considered critical because they require the use of difficult, complex, or subjective judgments, which are sensitive to changes in key assumptions or inputs. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change include the ACL; fair value measurement; goodwill; income taxes; and pension and post-retirement benefit obligations.

Subsequent Events

On October 14, 2026, Truist signed an agreement to sell $7.7 billion of loans, representing substantially all assets of LightStream, a national unsecured lending platform. Estimated net proceeds for the transaction are $7.2 billion. The resulting impact to net income is not expected to be material. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions.

Truist Financial Corporation 9

Changes in Accounting Principles and Effects of New Accounting Standards

The following table provides a summary of significant accounting standards adopted during the current year and standards not yet adopted:

Standard / Effective Date	Description	Effects on the Financial Statements
Standards Not Yet Adopted
Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract / January 1, 2027	Refines the scope of derivatives by adding a scope exception from derivative accounting for contracts that (i) are not exchange traded and (ii) have underlyings based on operations or activities specific to one of the parties to the contract. However, contracts based on certain underlyings or features would not qualify for the scope exception. Clarifies that the revenue guidance applies initially to share-based noncash consideration (e.g., shares, share options, or other equity instruments) received from a customer for the transfer of goods or services. Permits a prospective or modified retrospective basis transition approach. Early adoption is permitted.	Truist does not expect a material impact on its financial statements.
Hedge Accounting Improvements / January 1, 2027	The standard (i) permits designation of variable price elements of forecasted purchases or sales of nonfinancial assets as hedged items, provided they are clearly and closely related to the underlying asset, (ii) allows individual transactions with similar risk exposures to be grouped for hedge accounting, (iii) permits entities to continue hedge accounting when a borrower transitions to a new interest rate index and/or tenor for choose-your-rate debt instruments, as long as the hedging instrument remains highly effective in offsetting the cash flows attributable to the revised hedged risk, (iv) allows entities, for the written option test, to assume that certain terms of the hedging instrument match those of the forecasted transaction, and
	(v) requires that any basis adjustments to foreign-currency-denominated debt related to fair value hedges of interest rate risk be excluded from net investment hedge effectiveness assessments. Early adoption is permitted.	Truist does not expect a material impact on its financial statements.
Purchased Loans / January 1, 2027	Requires loans (excluding credit cards) acquired without credit deterioration and classified as seasoned to be treated as purchased seasoned loans and accounted for using the gross-up method at purchase. Under the gross-up method, estimated credit losses at the purchase date are recorded by an offsetting gross-up adjustment to the purchase price of the purchased loans. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Requires prospective application. Early adoption is permitted.	Any impact on Truist's financial statements will depend on the nature and volume of future in-scope transactions. Truist does not expect a material impact on its financial statements upon adoption.
Expense Disaggregation Disclosures / December 31, 2027	Introduces new requirements to disclose more detailed information about certain types of expenses not already presented in separate expense captions in the Consolidated Statements of Income, including employee compensation, depreciation, intangible asset amortization, and selling expenses. Banks that present a caption for salaries and benefits under SEC rules would be permitted to retain their current definition. Permits either a prospective or retrospective transition approach.	Truist is evaluating the impact of this standard on its disclosures. This standard relates to footnote disclosures only.
Internal-Use Software / January 1, 2028	Eliminates references to prescriptive and sequential software development stages and requires eligible cost capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating probable-to-complete, requires consideration of any significant development uncertainty. Permits a prospective, a modified transition for in-process projects, or a retrospective transition approach.	Truist is evaluating the impact of this standard on its financial statements.

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

Truist Financial Corporation 11

The agreements that govern the Company's securities financing transactions provide for a right of offset in the event of default or bankruptcy with respect to either party to such transactions. The following table presents the Company's securities financing transactions, including those executed under master netting (or similar) arrangements. Refer to “Note 14. Derivative Financial Instruments” for information about the Company's derivative instruments subject to master netting (or similar) arrangements.

	September 30, 2026
(Dollars in millions)	Amount in Consolidated Balance Sheets	Amount Not Offset in Consolidated Balance Sheets	Financial Instruments Received/Pledged(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,758	$—	$(1,747)	$11
Securities borrowed	2,145	—	(2,107)	38
Total securities borrowed or purchased under agreements to resell	$3,903	$—	$(3,854)	$49
Liabilities:
Securities sold under agreements to repurchase	$(1,545)	$—	$1,545	$—

	December 31, 2025
	Amount in Consolidated Balance Sheets	Amount Not Offset in Consolidated Balance Sheets	Financial Instruments Received/Pledged(1)	Net Amount
Assets:
Securities purchased under agreements to resell	$1,313	$(78)	$(1,223)	$12
Securities borrowed	1,887	—	(1,835)	52
Total securities borrowed or purchased under agreements to resell	$3,200	$(78)	$(3,058)	$64
Liabilities:
Securities sold under agreements to repurchase	$(3,103)	$78	$3,025	$—
(1)The fair value of received/pledged financial instruments is limited to the carrying amount of the associated asset or liability. The fair value of securities received that was permitted to be resold or repledged was $3.9 billion as of September 30, 2026 and $3.1 billion as of December 31, 2025. Of the fair value of securities permitted to be resold or repledged, the fair value of securities repledged or resold was $2.4 billion as of September 30, 2026 and $2.2 billion as of December 31, 2025.

The following table presents additional information related to the Company’s securities sold under agreements to repurchase, by collateral type and remaining contractual maturity:

	September 30, 2026			December 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 days	Total	Overnight and Continuous	Up to 30 days	Total
U.S. Treasury	$—	$—	$—	$78	$—	$78
State and Municipal	54	—	54	100	—	100
Agency MBS – residential	—	695	695	—	298	298
Corporate and other debt securities	296	500	796	300	2,327	2,627
Total securities sold under agreements to repurchase	$350	$1,195	$1,545	$478	$2,625	$3,103
12 Truist Financial Corporation

NOTE 3. Investment Securities

The following tables summarize the Company’s AFS and HTM securities:

September 30, 2026	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$15,641	$33	$(157)	$(124)	$15,517
GSE	448	—	(44)	(44)	404
Agency MBS – residential	45,508	3	(5,196)	(5,193)	40,315
Agency MBS – commercial	3,809	—	(730)	(730)	3,079
States and political subdivisions	342	5	(27)	(22)	320
Collateralized loan obligations	1,885	1	—	1	1,886
Other	2	—	—	—	2
Total AFS securities, excluding portfolio level basis adjustments	$67,635	$42	$(6,154)	$(6,112)	$61,523
Portfolio-level basis adjustments(1)	(574)			574	—
Total AFS securities	$67,061	$42	$(6,154)	$(5,538)	$61,523
HTM securities:
Agency MBS – residential	$48,666	$—	$(10,403)	$(10,403)	$38,263

December 31, 2025	Amortized Cost	Gross Unrealized		Net unrealized gains (losses)	Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$12,727	$89	$(24)	$65	$12,792
GSE	481	4	(25)	(21)	460
Agency MBS – residential	51,971	272	(4,017)	(3,745)	48,226
Agency MBS – commercial	3,762	12	(574)	(562)	3,200
States and political subdivisions	347	13	(10)	3	350
Other	14	—	—	—	14
Total AFS securities, excluding portfolio level basis adjustments	$69,302	$390	$(4,650)	$(4,260)	$65,042
Portfolio-level basis adjustments(1)	77			(77)	—
Total AFS securities	$69,379	$390	$(4,650)	$(4,337)	$65,042
HTM securities:
Agency MBS – residential	$47,186	$—	$(8,056)	$(8,056)	$39,130
(1)Represents fair value hedge basis adjustments related to active portfolio-layer method hedges, which are not allocated to individual securities. For additional information, refer to “Note 14. Derivative Financial Instruments.”

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected lives of MBS may be shorter than the contractual maturities because borrowers have the right to prepay their obligations with or without penalties.

	Amortized Cost					Fair Value
September 30, 2026 (Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
AFS securities:
U.S. Treasury	$4,466	$10,395	$37	$743	$15,641	$4,488	$10,351	$35	$643	$15,517
GSE	—	—	4	444	448	—	—	4	400	404
Agency MBS – residential	—	—	48	45,460	45,508	—	—	47	40,268	40,315
Agency MBS – commercial	—	534	419	2,856	3,809	—	515	396	2,168	3,079
States and political subdivisions	2	104	161	75	342	2	103	149	66	320
Collateralized loan obligations	—	—	—	1,885	1,885	—	—	—	1,886	1,886
Other	2	—	—	—	2	2	—	—	—	2
Total AFS securities	$4,470	$11,033	$669	$51,463	$67,635	$4,492	$10,969	$631	$45,431	$61,523
HTM securities:
Agency MBS – residential	$—	$—	$—	$48,666	$48,666	$—	$—	$—	$38,263	$38,263
Truist Financial Corporation 13

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2026 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$7,905	$(150)	$29	$(7)	$7,934	$(157)
GSE	214	(11)	190	(33)	404	(44)
Agency MBS – residential	25,606	(1,247)	14,237	(3,949)	39,843	(5,196)
Agency MBS – commercial	1,198	(53)	1,880	(677)	3,078	(730)
States and political subdivisions	222	(27)	—	—	222	(27)
Other	—	—	2	—	2	—
Total	$35,145	$(1,488)	$16,338	$(4,666)	$51,483	$(6,154)
HTM securities:
Agency MBS – residential	$3,559	$(85)	$34,307	$(10,318)	$37,866	$(10,403)

	Less than 12 months		12 months or more		Total
December 31, 2025 (Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$704	$(16)	$432	$(8)	$1,136	$(24)
GSE	65	(1)	228	(24)	293	(25)
Agency MBS – residential	2,882	(8)	24,986	(4,009)	27,868	(4,017)
Agency MBS – commercial	227	(2)	2,093	(572)	2,320	(574)
States and political subdivisions	158	(10)	31	—	189	(10)
Other	7	—	7	—	14	—
Total	$4,043	$(37)	$27,777	$(4,613)	$31,820	$(4,650)
HTM securities:
Agency MBS – residential	$—	$—	$39,130	$(8,056)	$39,130	$(8,056)

At September 30, 2026, and December 31, 2025, no ACL was established for AFS or HTM securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. The Company does not expect to incur any credit losses on investment securities.

The following table presents gross securities gains and losses recognized in earnings:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains	$—	$—	$—	$2
Gross realized losses	(1,447)	—	(1,447)	(21)
Securities gains (losses), net	$(1,447)	$—	$(1,447)	$(19)

In the third quarter of 2026, Truist executed a strategic balance sheet repositioning of a portion of its AFS securities portfolio by selling $8.6 billion of longer-duration, lower-yielding agency MBS and purchasing $7.2 billion of shorter-duration, higher-yielding agency MBS and U.S. Treasury securities.

14 Truist Financial Corporation

NOTE 4. Loans and ACL

The following tables present loans and leases HFI by aging category. Government guaranteed loans are not placed on nonperforming status regardless of delinquency because collection of principal and interest is reasonably assured.

	Accruing			Nonperforming
September 30, 2026 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Without an ALLL	With an ALLL	Total
Commercial:
Commercial and industrial	$166,354	$229	$—	$72	$661	$167,316
CRE	25,840	14	—	—	43	25,897
Commercial construction	7,426	14	—	18	—	7,458
Consumer:
Residential mortgage	56,695	669	614	—	225	58,203
Home equity	9,531	56	6	—	94	9,687
Indirect auto	16,781	210	—	—	101	17,092
Other consumer	33,134	254	19	—	79	33,486
Credit card	4,661	66	64	—	—	4,791
Total	$320,422	$1,512	$703	$90	$1,203	$323,930
(1)Includes government guaranteed loans of $568 million in the residential mortgage portfolio.

	Accruing			Nonperforming
December 31, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due(1)	Without an ALLL	With an ALLL	Total
Commercial:
Commercial and industrial	$166,839	$127	$3	$5	$834	$167,808
CRE	23,648	25	—	—	47	23,720
Commercial construction	7,706	36	—	—	41	7,783
Consumer:
Residential mortgage	55,338	686	570	6	207	56,807
Home equity	9,544	69	7	1	98	9,719
Indirect auto	24,713	679	—	—	267	25,659
Other consumer	31,801	281	28	—	71	32,181
Credit card	4,765	77	76	—	—	4,918
Total	$324,354	$1,980	$684	$12	$1,565	$328,595
(1)Includes government guaranteed loans of $532 million in the residential mortgage portfolio.

In the third quarter of 2026, Truist sold $5.5 billion of RAC loans from the indirect auto portfolio for proceeds of $5.2 billion. The RAC loan sale resulted in a $581 million pre-tax loan loss reserve recapture following the recognition of held for sale-related charge-offs.
Truist Financial Corporation 15

The following tables present the amortized cost basis of loans by origination year and credit quality indicator:

As of / for the nine months ended September 30, 2026 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2026	2025	2024	2023	2022	Prior				Total
Commercial:
Commercial and industrial:
Pass	$30,582	$27,448	$8,542	$5,520	$9,378	$17,525	$64,036	$—	$(280)	$162,751
Special mention	64	101	125	163	121	180	569	—	—	1,323
Substandard	189	500	262	281	127	271	879	—	—	2,509
Nonperforming	15	10	64	70	136	69	369	—	—	733
Total	30,850	28,059	8,993	6,034	9,762	18,045	65,853	—	(280)	167,316
Gross charge-offs	15	28	50	10	40	27	234	—	—	404
CRE:
Pass	7,425	7,046	930	985	2,949	3,804	1,058	—	(99)	24,098
Special mention	27	172	—	9	26	166	74	—	—	474
Substandard	161	287	24	369	186	255	—	—	—	1,282
Nonperforming	—	2	—	1	30	10	—	—	—	43
Total	7,613	7,507	954	1,364	3,191	4,235	1,132	—	(99)	25,897
Gross charge-offs	—	3	—	—	4	1	—	—	—	8
Commercial construction:
Pass	1,327	1,849	612	429	91	33	2,038	—	—	6,379
Special mention	64	6	—	96	46	—	104	—	—	316
Substandard	269	50	—	100	282	—	44	—	—	745
Nonperforming	—	—	—	—	—	—	18	—	—	18
Total	1,660	1,905	612	625	419	33	2,204	—	—	7,458
Gross charge-offs	—	—	—	—	—	—	20	—	—	20
Consumer:
Residential mortgage:
Current	5,673	5,296	3,310	2,106	10,984	29,326	—	—	—	56,695
30 - 89 days past due	20	27	21	31	79	491	—	—	—	669
90 days or more past due	2	18	45	99	69	381	—	—	—	614
Nonperforming	—	7	8	11	39	160	—	—	—	225
Total	5,695	5,348	3,384	2,247	11,171	30,358	—	—	—	58,203
Gross charge-offs	—	—	—	—	1	2	—	—	—	3
Home equity:
Current	—	—	—	—	—	—	6,815	2,716	—	9,531
30 - 89 days past due	—	—	—	—	—	—	42	14	—	56
90 days or more past due	—	—	—	—	—	—	5	1	—	6
Nonperforming	—	—	—	—	—	—	41	53	—	94
Total	—	—	—	—	—	—	6,903	2,784	—	9,687
Gross charge-offs	—	—	—	—	—	—	9	—	—	9
Indirect auto:
Current	3,521	6,999	3,246	822	1,493	695	—	—	5	16,781
30 - 89 days past due	20	61	37	22	40	30	—	—	—	210
Nonperforming	4	23	17	12	26	19	—	—	—	101
Total	3,545	7,083	3,300	856	1,559	744	—	—	5	17,092
Gross charge-offs	56	165	117	97	109	107	—	—	—	651
Other consumer:
Current	9,682	8,391	4,165	2,777	2,492	2,395	3,195	34	3	33,134
30 - 89 days past due	45	62	45	42	27	24	7	2	—	254
90 days or more past due	3	4	3	4	2	1	2	—	—	19
Nonperforming	5	24	14	12	10	14	—	—	—	79
Total	9,735	8,481	4,227	2,835	2,531	2,434	3,204	36	3	33,486
Gross charge-offs	49	166	101	87	53	41	25	—	—	522
Credit card:
Current	—	—	—	—	—	—	4,625	36	—	4,661
30 - 89 days past due	—	—	—	—	—	—	62	4	—	66
90 days or more past due	—	—	—	—	—	—	60	4	—	64
Total	—	—	—	—	—	—	4,747	44	—	4,791
Gross charge-offs	—	—	—	—	—	—	193	10	—	203
Total	$59,098	$58,383	$21,470	$13,961	$28,633	$55,849	$84,043	$2,864	$(371)	$323,930
Gross charge-offs	$120	$362	$268	$194	$207	$178	$481	$10	$—	$1,820

16 Truist Financial Corporation

As of / for the year ended December 31, 2025 (Dollars in millions)	Amortized Cost Basis by Origination Year						Revolving Credit	Loans Converted to Term	Other(1)
	2025	2024	2023	2022	2021	Prior				Total
Commercial:
Commercial and industrial:
Pass	$42,084	$12,725	$8,296	$13,476	$7,558	$14,854	$63,555	$—	$(233)	$162,315
Special mention	401	153	136	180	309	113	621	—	—	1,913
Substandard	351	391	476	383	254	262	624	—	—	2,741
Nonperforming	77	112	64	144	12	53	377	—	—	839
Total	42,913	13,381	8,972	14,183	8,133	15,282	65,177	—	(233)	167,808
Gross charge-offs	45	96	70	28	1	9	212	—	—	461
CRE:
Pass	8,621	1,300	1,548	3,233	1,797	3,510	1,103	—	(84)	21,028
Special mention	26	11	61	181	211	121	—	—	—	611
Substandard	376	153	311	460	150	449	135	—	—	2,034
Nonperforming	4	1	1	13	6	22	—	—	—	47
Total	9,027	1,465	1,921	3,887	2,164	4,102	1,238	—	(84)	23,720
Gross charge-offs	6	42	14	8	—	77	—	—	—	147
Commercial construction:
Pass	1,398	581	1,070	531	158	20	1,844	—	—	5,602
Special mention	112	—	40	252	32	2	36	—	—	474
Substandard	175	32	348	1,020	91	—	—	—	—	1,666
Nonperforming	—	—	—	—	—	—	41	—	—	41
Total	1,685	613	1,458	1,803	281	22	1,921	—	—	7,783
Consumer:
Residential mortgage:
Current	5,724	3,947	2,420	11,747	14,453	17,047	—	—	—	55,338
30 - 89 days past due	20	14	35	81	68	468	—	—	—	686
90 days or more past due	6	34	90	61	34	345	—	—	—	570
Nonperforming	—	5	6	37	35	130	—	—	—	213
Total	5,750	4,000	2,551	11,926	14,590	17,990	—	—	—	56,807
Gross charge-offs	—	1	1	2	2	—	—	—	—	6
Home equity:
Current	—	—	—	—	—	—	6,575	2,969	—	9,544
30 - 89 days past due	—	—	—	—	—	—	52	17	—	69
90 days or more past due	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	33	66	—	99
Total	—	—	—	—	—	—	6,665	3,054	—	9,719
Gross charge-offs	—	—	—	—	—	—	9	1	—	10
Indirect auto:
Current	11,752	5,780	1,933	3,075	1,430	750	—	—	(7)	24,713
30 - 89 days past due	123	139	106	142	80	89	—	—	—	679
Nonperforming	29	53	46	65	38	36	—	—	—	267
Total	11,904	5,972	2,085	3,282	1,548	875	—	—	(7)	25,659
Gross charge-offs	30	101	122	163	72	103	—	—	—	591
Other consumer:
Current	12,416	5,975	3,947	3,415	1,446	1,791	2,780	27	4	31,801
30 - 89 days past due	66	60	66	44	17	19	7	2	—	281
90 days or more past due	4	7	11	4	—	—	2	—	—	28
Nonperforming	13	12	14	12	9	11	—	—	—	71
Total	12,499	6,054	4,038	3,475	1,472	1,821	2,789	29	4	32,181
Gross charge-offs	98	138	159	110	47	51	30	—	—	633
Credit card:
Current	—	—	—	—	—	—	4,733	32	—	4,765
30 - 89 days past due	—	—	—	—	—	—	73	4	—	77
90 days or more past due	—	—	—	—	—	—	72	4	—	76
Total	—	—	—	—	—	—	4,878	40	—	4,918
Gross charge-offs	—	—	—	—	—	—	246	14	—	260
Total	$83,778	$31,485	$21,025	$38,556	$28,188	$40,092	$82,668	$3,123	$(320)	$328,595
Gross charge-offs	$179	$378	$366	$311	$122	$240	$497	$15	$—	$2,108
(1)Includes certain deferred fees and costs and other adjustments.

Truist Financial Corporation 17

ACL

The following tables present activity in the ACL:

(Dollars in millions)	Balance at Jul 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Sep 30, 2025
Commercial:
Commercial and industrial	$1,309	$(98)	$20	$105	$—	$1,336
CRE	563	(25)	2	(35)	—	505
Commercial construction	259	—	—	1	—	260
Consumer:
Residential mortgage	220	(1)	2	—	—	221
Home equity	92	(2)	5	(6)	—	89
Indirect auto	990	(150)	25	155	—	1,020
Other consumer	1,051	(155)	31	204	1	1,132
Credit card	415	(49)	10	49	—	425
ALLL	4,899	(480)	95	473	1	4,988
RUFC	354	—	—	(37)	—	317
ACL	$5,253	$(480)	$95	$436	$1	$5,305

(Dollars in millions)	Balance at Jul 1, 2026	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Sep 30, 2026
Commercial:
Commercial and industrial	$1,440	$(125)	$19	$129	$(1)	$1,462
CRE	422	—	—	(86)	—	336
Commercial construction	151	(2)	—	(37)	—	112
Consumer:
Residential mortgage	173	(1)	1	(11)	—	162
Home equity	76	(3)	4	(5)	—	72
Indirect auto	1,034	(358)	22	(509)	—	189
Other consumer	1,283	(170)	35	198	—	1,346
Credit card	404	(62)	11	31	—	384
ALLL	4,983	(721)	92	(290)	(1)	4,063
RUFC	333	—	—	37	—	370
ACL	$5,316	$(721)	$92	$(253)	$(1)	$4,433

(Dollars in millions)	Balance at Jan 1, 2025	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Sep 30, 2025
Commercial:
Commercial and industrial	$1,284	$(320)	$75	$301	$(4)	$1,336
CRE	643	(133)	12	(17)	—	505
Commercial construction	257	—	1	2	—	260
Consumer:
Residential mortgage	204	(3)	4	16	—	221
Home equity	89	(8)	13	(5)	—	89
Indirect auto	955	(431)	78	418	—	1,020
Other consumer	994	(455)	92	500	1	1,132
Credit card	431	(193)	33	154	—	425
ALLL	4,857	(1,543)	308	1,369	(3)	4,988
RUFC	304	—	—	13	—	317
ACL	$5,161	$(1,543)	$308	$1,382	$(3)	$5,305

18 Truist Financial Corporation

(Dollars in millions)	Balance at Jan 1, 2026	Charge-Offs	Recoveries	Provision (Benefit)	Other	Balance at Sep 30, 2026
Commercial:
Commercial and industrial	$1,326	$(404)	$57	$484	$(1)	$1,462
CRE	476	(8)	4	(136)	—	336
Commercial construction	246	(20)	2	(116)	—	112
Consumer:
Residential mortgage	198	(3)	4	(37)	—	162
Home equity	84	(9)	10	(13)	—	72
Indirect auto	1,036	(651)	76	(272)	—	189
Other consumer	1,238	(522)	103	527	—	1,346
Credit card	426	(203)	30	131	—	384
ALLL	5,030	(1,820)	286	568	(1)	4,063
RUFC	317	—	—	53	—	370
ACL	$5,347	$(1,820)	$286	$621	$(1)	$4,433

The commercial ALLL decreased $103 million and the consumer and credit card ALLL decreased $817 million, in the three months ended September 30, 2026. The decrease in the commercial ALLL primarily reflects lower reserve requirements for CRE and commercial construction, that was partially offset by a modest increase in the reserve rate for the commercial and industrial portfolio. The decrease in consumer and credit card reserves primarily reflects the RAC loan sale, that was partially offset by a modest increase in reserve rates in the other consumer portfolio.

The commercial ALLL decreased $138 million and the consumer and credit card ALLL decreased $829 million, in the nine months ended September 30, 2026. The decrease in the commercial ALLL primarily reflects lower reserve requirements for CRE and commercial construction, that was partially offset by loan growth in the commercial and industrial and CRE portfolios. The decrease in consumer and credit card reserves primarily reflects the RAC loan sale and a modest decrease in reserve rates on the residential mortgage and other consumer portfolios, that was partially offset by loan growth in other consumer lending.

The ALLL estimation process estimates expected loan and lease losses using quantitative components, primarily driven by statistical models, and qualitative components that reflect management’s judgment regarding future loss risk. The quantitative models incorporate borrower and portfolio characteristics, historical loss experience, and current and forecasted economic conditions. The quantitative models have been designed to estimate losses using macroeconomic forecasts over a reasonable and supportable forecast period of two years, followed by a reversion to long-term historical loss conditions over a one-year period. Forecasts of macroeconomic variables used in loss forecasting include unemployment trends, U.S. real GDP, corporate credit spreads, commercial real estate vacancy rates, property values, consumer confidence, home price indices, and used car prices.

The overall economic forecast considers a third-party baseline macroeconomic forecast, adjusted to reflect Truist’s interest rate outlook. Management also considers third-party optimistic and pessimistic macroeconomic scenarios to capture uncertainty in the economic environment. For the September 30, 2026 ACL, the scenario weightings remain unchanged from December 31, 2025, at 40% baseline, 30% optimistic, and 30% pessimistic. While the scenario weightings were unchanged, the underlying macroeconomic forecasts are dynamic and evolve with current and expected economic conditions. Emerging or evolving risks not fully captured by the quantitative models and scenario weightings are reflected through incremental qualitative adjustments. The economic forecasts informing the quantitative ACL estimate as of September 30, 2026 assumed a range of low single-digit to negative GDP growth across forecasts and a mid-to-high single digit unemployment rate over the reasonable and supportable forecast period.

Quantitative models have inherent limitations in estimating expected losses, particularly in periods of evolving macroeconomic conditions and changing forecasts. The September 30, 2026 ACL estimate includes qualitative adjustments reflecting management’s judgment regarding expected future credit losses for current and expected events or risks that are not fully captured by the loss forecasting models. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Truist Financial Corporation 19

NPAs

The following table presents a summary of NPAs and residential mortgage loans in the process of foreclosure:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Nonperforming loans and leases HFI	$1,293	$1,577
Nonperforming LHFS	15	—
Foreclosed real estate	4	3
Other foreclosed property	26	53
Total NPAs	$1,338	$1,633
Residential mortgage loans in the process of foreclosure	$266	$247
20 Truist Financial Corporation

Loan Modifications

The following tables summarize the amortized cost basis and the weighted average financial effect of loans to borrowers experiencing financial difficulty that were modified during the period, disaggregated by class of financing receivable and type of modification granted.

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Three Months Ended September 30, 2026 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$272	33 months	$—		$—		$—	$—		$—		$39	$311	0.19%
CRE	147	7 months	—		—		—	—		—		93	240	0.93
Commercial construction	145	16 months	—		—		—	—		—		16	161	2.16
Consumer:					—
Residential mortgage	—		24	98 months	—		12	45	7 months	86	103 months	21	188	0.32
Indirect auto	—		16	28 months	—		—	395	9 months	—		6	417	2.44
Other consumer	—		9	29 months	—		—	—		—		—	9	0.03
Credit card	—		—		7	(17)%	—	—		—		—	7	0.15
Total	$564		$49		$7		$12	$440		$86		$175	$1,333	0.41

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Nine Months Ended September 30, 2026 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$762	16 months	$—		$—		$—	$1	6 months	$—		$56	$819	0.49%
CRE	516	15 months	—		—		—	—		—		93	609	2.35
Commercial construction	315	11 months	—		—		—	—		—		16	331	4.44
Consumer:
Residential mortgage	—		62	96 months	—		51	107	8 months	265	100 months	68	553	0.95
Indirect auto	—		44	29 months	—		—	1,113	9 months	—		25	1,182	6.92
Other consumer	—		29	31 months	—		—	1	5 months	—		1	31	0.09
Credit card	—		—		22	(17)%	—	—		—		1	23	0.48
Total	$1,593		$135		$22		$51	$1,222		$265		$260	$3,548	1.10

Truist Financial Corporation 21

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Three Months Ended September 30, 2025 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$307	8 months	$13	35 months	$—		$—	$—		$—		$15	$335	0.20%
CRE	60	9 months	—		—		—	—		—		—	60	0.27
Commercial construction	237	13 months	—		—		—	—		—		—	237	2.95
Consumer:
Residential mortgage	—		27	99 months	—		31	50	7 months	89	87 months	28	225	0.39
Home equity	—		—		—		—	—		—		1	1	0.01
Indirect auto	—		15	29 months	—		—	591	9 months	—		8	614	2.41
Other consumer	—		10	36 months	—		—	—		—		—	10	0.03
Credit card	—		—		8	(18)%	—	—		—		—	8	0.16
Total	$604		$65		$8		$31	$641		$89		$52	$1,490	0.46

	Renewals		Term Extensions		Interest Rate Adjustments		Capitalizations	Payment Delays		Combination - Capitalization and Term Extension		Other		Percentage of Total Class of Financing Receivable
Nine Months Ended September 30, 2025 (Dollars in millions)	Amount	Financial Effect	Amount	Financial Effect	Amount	Financial Effect	Amount	Amount	Financial Effect	Amount	Financial Effect	Amount	Total Modified Loans
Commercial:
Commercial and industrial	$822	10 months	$13	35 months	$—		$—	$47	6 months	$—		$34	$916	0.56%
CRE	488	15 months	—		—		—	—		—		—	488	2.18
Commercial construction	266	13 months	—		—		—	—		—		—	266	3.31
Consumer:
Residential mortgage	—		59	104 months	—		90	88	7 months	233	93 months	63	533	0.92
Home equity	—		—		—		—	—		—		4	4	0.04
Indirect auto	—		31	28 months	1	(6)%	—	1,215	8 months	—		23	1,270	4.98
Other consumer	—		29	31 months	—		—	1	5 months	—		2	32	0.10
Credit card	—		—		23	(17)%	—	—		—		—	23	0.47
Total	$1,576		$132		$24		$90	$1,351		$233		$126	$3,532	1.09

22 Truist Financial Corporation

The tables above exclude trial modifications totaling $157 million and $72 million as of September 30, 2026 and 2025, respectively. Such modifications will be included in the modification activity disclosure if the borrower successfully completes the trial period and the loan modification is finalized.

As of September 30, 2026 and 2025, Truist had $387 million and $584 million, respectively, in unfunded commitments to lend additional funds to borrowers experiencing financial difficulty for which Truist has modified the terms of the loans in the ways described above during the twelve months preceding September 30, 2026 and 2025, respectively.

Upon Truist’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Truist closely monitors the performance of the loans modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the period-end delinquency status and amortized cost of loans that were modified in the last 12 months. The period-end delinquency status of loans that were modified is disclosed at amortized cost and reflects the impact of any paydowns, payoffs, or charge-offs that occurred subsequent to modification.

	Payment Status
September 30, 2026 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$725	$31	$37	$793
CRE	656	—	1	657
Commercial construction	264	—	—	264
Consumer:
Residential mortgage	359	115	181	655
Home equity	3	—	—	3
Indirect auto	41	10	2	53
Other consumer	30	2	1	33
Credit card	18	3	3	24
Total	$2,096	$161	$225	$2,482
Total nonaccrual loans included above	$207	$50	$81	$338

	Payment Status
September 30, 2025 (Dollars in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial:
Commercial and industrial	$930	$2	$46	$978
CRE	562	1	—	563
Commercial construction	294	—	—	294
Consumer:
Residential mortgage	366	119	157	642
Home equity	5	—	—	5
Indirect auto	994	232	71	1,297
Other consumer	31	2	1	34
Credit card	17	4	3	24
Total	$3,199	$360	$278	$3,837
Total nonaccrual loans included above	$231	$41	$171	$443

Truist Financial Corporation 23

The following tables provide the amortized cost basis of financing receivables that were modified in the last 12 months and were in payment default at period end:

September 30, 2026 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$34	$—	$—	$—	$—	$—	$3	$37
CRE	1	—	—	—	—	—	—	1
Consumer:
Residential mortgage	—	7	—	9	106	49	10	181
Indirect auto	—	2	—	—	—	—	—	2
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$35	$10	$3	$9	$106	$49	$13	$225

September 30, 2025 (Dollars in millions)	Renewals	Term Extensions	Interest Rate Adjustments	Capitalizations	Payment Delays	Combination - Capitalization and Term Extension	Other	Total
Commercial:
Commercial and industrial	$46	$—	$—	$—	$—	$—	$—	$46
CRE	—	—	—	—	—	—	—	—
Consumer:
Residential mortgage	—	11	—	3	90	44	9	157
Indirect auto	—	1	—	—	67	—	3	71
Other consumer	—	1	—	—	—	—	—	1
Credit card	—	—	3	—	—	—	—	3
Total	$46	$13	$3	$3	$157	$44	$12	$278

Unearned Income, Discounts, and Net Deferred Loan Fees and Costs

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Unearned income, discounts, and net deferred loan fees and costs	$614	$509

24 Truist Financial Corporation

NOTE 5. Goodwill and Other Intangible Assets

The Company monitored events and circumstances during the period from January 1, 2026 to September 30, 2026, including macroeconomic and market factors, industry and banking sector events, Truist-specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2025 quantitative impairment test, and the sensitivity of the October 1, 2025 quantitative results to changes in assumptions as of September 30, 2026. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2026.

Refer to “Note 7. Goodwill and Other Intangible Assets” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on goodwill, including the Company's most recent annual quantitative test. Refer to “Note 16. Operating Segments” for additional information on segments.

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$2,164	$(1,823)	$341	$2,242	$(1,796)	$446
Other, primarily client relationship intangibles	1,426	(700)	726	1,437	(627)	810
Total	$3,590	$(2,523)	$1,067	$3,679	$(2,423)	$1,256

Truist Financial Corporation 25

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

Residential Mortgage Activities

The following tables summarize residential mortgage servicing activities:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
UPB of residential mortgage loan servicing portfolio	$325,810	$285,966
UPB of residential mortgage loans serviced for others, primarily agency-conforming fixed-rate	267,522	228,383

	As of / For the Nine Months Ended September 30,
(Dollars in millions)	2026	2025
UPB of residential mortgage loans sold from LHFS	$12,613	$7,937
Pre-tax gains recognized on mortgage loans sold and held for sale	56	53
Servicing fees recognized from mortgage loans serviced for others	516	464
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.29%	0.28%
Weighted average interest rate on mortgage loans serviced for others	3.80	3.75

The following table presents a rollforward of residential MSRs recorded at fair value:

(Dollars in millions)	2026	2025
Residential MSRs, carrying value, January 1	$3,724	$3,431
Acquired	755	182
Additions	306	160
Change in fair value due to changes in valuation inputs or assumptions	313	(16)
Realization of expected net servicing cash flows, passage of time, and other	(290)	(233)
Residential MSRs, carrying value, September 30	$4,808	$3,524

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

	September 30, 2026			December 31, 2025
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	5.8%	8.5%	6.4%	6.1%	13.9%	7.2%
Effect on fair value of a 10% increase			$(124)			$(107)
Effect on fair value of a 20% increase			(240)			(208)
OAS	1.3%	12.0%	3.8%	1.4%	12.2%	4.4%
Effect on fair value of a 10% increase			$(81)			$(75)
Effect on fair value of a 20% increase			(159)			(146)
Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.5%			99.7%
Adjustable-rate residential mortgage loans			0.5			0.3
Total			100.0%			100.0%
Weighted average life			7.9 years			7.6 years

26 Truist Financial Corporation

Commercial Mortgage Activities

The following tables summarize commercial mortgage servicing activities:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
UPB of CRE mortgages serviced for others	$27,348	$26,152
Commercial MSRs at fair value	241	228

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
CRE mortgages originated	$1,958	$937

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

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
ROU assets	$968	$1,045
Lease liabilities	1,169	1,276
Weighted average remaining term	6.5 years	6.7 years
Weighted average discount rate	4.0%	3.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Operating lease costs	$75	$67	$211	$204

Lessor Operating Leases

The Company’s two primary lessor businesses are equipment financing and structured real estate with income recorded in Other income on the Consolidated Statements of Income. The following table presents a summary of assets under operating leases held for investment. This table excludes subleases on assets included in premises and equipment.

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Assets held under operating leases(1)(2)	$1,241	$1,838
Accumulated depreciation	(419)	(527)
Net	$822	$1,311
(1)Includes certain land parcels subject to operating leases that have indefinite lives.
(2)Excludes operating leases held for sale that totaled $7 million and $4 million at September 30, 2026, and December 31, 2025, respectively.

Truist Financial Corporation 27

NOTE 8. Borrowings

Short-Term Borrowings

The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes, and short-term FHLB advances. The carrying value of FHLB advances classified as short-term borrowings was $7.8 billion at September 30, 2026 and $22.1 billion at December 31, 2025. Additionally, securities sold short, which are used for client-related trading activities, are classified as Short-term borrowings in the Consolidated Balance Sheets. Refer to “Note 13. Fair Value Disclosures” for additional information on securities sold short and “Note 2. Securities Financing Activities” for information on securities sold under repurchase agreements.

Long-Term Debt

The types of long-term debt that have been, or may be, used by the Company include fixed- and floating-rate senior and subordinated notes and FHLB advances, which are typically prepayable and may be used for short-term liquidity management. The majority of long-term debt is redeemable at our option at one or more dates prior to contractual maturity. The following table presents a summary of long-term debt:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Truist Financial Corporation:
Fixed-rate senior notes	$20,880	$20,093
Fixed-rate subordinated notes	1,537	1,818
Capital notes	643	639
Truist Bank:
Fixed-rate senior notes	4,834	4,476
Floating-rate senior notes	849	499
Fixed-rate subordinated notes	1,891	3,553
Floating-rate FHLB advances	21,100	9,450
Other long-term debt(1)	1,639	1,435
Total long-term debt	$53,373	$41,963
(1)Includes debt associated with finance leases and tax credit investments.

28 Truist Financial Corporation

NOTE 9. Shareholders’ Equity

Dividend Activity

The following table presents total dividends declared per share of common and preferred stock:

(Dollars in millions, except per share data)	Dividends Per Share				Aggregate Dividends
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Common stock	$0.52	$0.52	$1.56	$1.56	$629	$665	$1,910	$2,014
Preferred stock:
Series I	1,138.75	1,291.71	3,408.80	3,880.42	2	3	6	7
Series J	1,168.13	1,320.78	3,496.33	3,967.63	2	1	4	4
Series M	—	—	2,562.50	2,562.50	—	—	13	13
Series N	833.63	833.63	1,667.25	1,667.26	57	56	113	112
Series O	328.13	328.13	984.38	984.38	8	8	23	23
Series P	—	—	—	618.75	—	—	—	25
Series Q	637.50	637.50	1,275.00	1,275.00	25	25	51	51
Series R	296.88	296.88	890.63	890.63	11	11	33	33
Series S	520.83	—	520.83	—	10	—	10	—
Total preferred stock					$115	$104	$253	$268

Common Stock

In December 2025, Truist announced that its Board authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority from June 2024, as part of Truist’s overall capital distribution strategy. For the nine months ended September 30, 2026, the Company repurchased $3.6 billion of common stock, including excise tax, which represented 69.9 million shares, through open market repurchases under the December 2025 repurchase plan. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At September 30, 2026, Truist had remaining authorization to repurchase up to $6.5 billion of common stock under the December 2025 repurchase plan.

Preferred Stock

On May 15, 2026, Truist issued $500 million of Series S non-cumulative perpetual preferred stock with a stated dividend rate of 6.25% per annum for net proceeds of approximately $495 million. Dividends, if declared by the Board, are payable on the 15th day of March, June, September, and December of each year, which commenced on September 15, 2026. The dividend rate will reset on June 15, 2031, and on each following fifth anniversary of the reset date to the five-year U.S. Treasury rate plus 2.13%. Truist issued depositary shares, each of which represents a fractional ownership interest in a share of the 20,000 shares of the Company’s Series S preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, within 90 days following a regulatory capital treatment event, as defined in the prospectus. In addition, the preferred stock may be redeemed in whole or in part on any dividend payment date on or after June 15, 2031.

Truist Financial Corporation 29

NOTE 10. AOCI

AOCI includes the after-tax change in unrecognized net costs related to defined benefit pension and OPEB plans as well as unrealized gains and losses on cash flow hedges, AFS securities, and HTM securities previously transferred from AFS securities.

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, July 1, 2025	$(641)	$(157)	$(4,079)	$(2,016)	$—	$(6,893)
OCI before reclassifications, net of tax	(46)	(48)	541	—	—	447
Amounts reclassified from AOCI:
Before tax	—	101	(81)	73	—	93
Tax effect	—	23	(20)	17	—	20
Amounts reclassified, net of tax	—	78	(61)	56	—	73
Total OCI, net of tax	(46)	30	480	56	—	520
AOCI balance, September 30, 2025	$(687)	$(127)	$(3,599)	$(1,960)	$—	$(6,373)
AOCI balance, July 1, 2026	$(386)	$(1,035)	$(3,486)	$(1,812)	$3	$(6,716)
OCI before reclassifications, net of tax	(21)	(923)	(1,827)	—	2	(2,769)
Amounts reclassified from AOCI:
Before tax	2	87	1,434	69	—	1,592
Tax effect	—	21	342	16	—	379
Amounts reclassified, net of tax	2	66	1,092	53	—	1,213
Total OCI, net of tax	(19)	(857)	(735)	53	2	(1,556)
AOCI balance, September 30, 2026	$(405)	$(1,892)	$(4,221)	$(1,759)	$5	$(8,272)

(Dollars in millions)	Pension and OPEB Costs	Cash Flow Hedges	AFS Securities	HTM Securities	Other, net	Total
AOCI balance, January 1, 2025	$(648)	$(861)	$(4,573)	$(2,125)	$(6)	$(8,213)
OCI before reclassifications, net of tax	(40)	515	1,153	—	6	1,634
Amounts reclassified from AOCI:
Before tax	1	286	(232)	209	—	264
Tax effect	—	67	(53)	44	—	58
Amounts reclassified, net of tax	1	219	(179)	165	—	206
Total OCI, net of tax	(39)	734	974	165	6	1,840
AOCI balance, September 30, 2025	$(687)	$(127)	$(3,599)	$(1,960)	$—	$(6,373)
AOCI balance, January 1, 2026	$(381)	$(173)	$(3,306)	$(1,909)	$—	$(5,769)
OCI before reclassifications, net of tax	(28)	(1,855)	(1,985)	—	5	(3,863)
Amounts reclassified from AOCI:
Before tax	5	178	1,405	197	—	1,785
Tax effect	1	42	335	47	—	425
Amounts reclassified, net of tax	4	136	1,070	150	—	1,360
Total OCI, net of tax	(24)	(1,719)	(915)	150	5	(2,503)
AOCI balance, September 30, 2026	$(405)	$(1,892)	$(4,221)	$(1,759)	$5	$(8,272)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Securities gains (losses) and Interest on securities	Interest on securities	Other income

30 Truist Financial Corporation

NOTE 11. Benefit Plans

The components of net periodic (benefit) cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2026	2025	2026	2025
Service cost	Personnel expense	$77	$67	$227	$204
Interest cost	Other expense	122	114	366	342
Estimated return on plan assets	Other expense	(267)	(243)	(801)	(728)
Net periodic (benefit) cost		$(68)	$(62)	$(208)	$(182)

Truist may make contributions to the qualified pension plan up to the maximum amount deductible for federal income tax purposes.

Refer to “Note 15. Benefit Plans” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of Truist’s benefit plans.

Truist Financial Corporation 31

NOTE 12. Commitments and Contingencies

Truist utilizes a variety of financial instruments to mitigate exposure to risks and meet clients’ financing needs and provide clients with investment opportunities. These financial instruments include commitments to extend credit, letters of credit and financial guarantees, derivatives, and other investments. Truist also has commitments to fund certain affordable housing investments and contingent liabilities related to certain sold loans. Refer to “Note 16. Commitments and Contingencies” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of Truist’s tax credit and certain equity investments, total return swaps, legal proceedings, and other commitments.
Tax Credit and Certain Equity Investments

The following table summarizes certain tax credit and equity investments:

(Dollars in millions)	Balance Sheet Location	Sep 30, 2026	Dec 31, 2025
Investments in affordable housing projects, other qualified tax credits and other community development investments:
Carrying amount	Other assets	$8,609	$8,049
Amount of future funding commitments included in carrying amount	Other liabilities	2,277	2,531
Lending exposure	Loans and leases for funded amounts	2,016	2,341
Renewable energy investments:
Carrying amount	Other assets	836	736
Amount of future funding commitments not included in carrying amount	NA	2,068	719
SBIC and certain other equity method investments:
Carrying amount	Other assets	1,174	1,015
Amount of future funding commitments not included in carrying amount	NA	639	626

The following table presents a summary of tax credits and amortization expense associated with the Company’s tax credit investment activity.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2026	2025	2026	2025
Tax credits:
Investments in affordable housing projects, other qualified tax credits, and other community development investments(1)	Provision for income taxes	$229	$210	$686	$630
Amortization and other changes in carrying amount:
Investments in affordable housing projects and other qualified tax credits	Provision for income taxes	$200	$182	$602	$556
Other community development investments	Other noninterest income	2	2	6	7
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

32 Truist Financial Corporation

The following is a summary of selected notional amounts of off-balance sheet financial instruments:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Commitments to extend, originate, or purchase credit and other commitments	$236,186	$230,007
Residential mortgage loans sold with recourse	137	138
Maximum recourse exposure from mortgage loans sold with recourse liability	95	91
Indemnification, recourse, and repurchase reserves	18	18
CRE mortgages serviced for others covered by recourse provisions	9,161	9,421
Maximum recourse exposure	2,767	2,786
Recorded reserves related to CRE mortgage recourse exposure	9	10
Other loans serviced for others covered by recourse provisions	3,240	2,803
Maximum recourse exposure	77	80
Letters of credit and financial guarantees	10,044	9,347

Total Return Swaps

The Company enters into TRS transactions with third-party clients, whereby a VIE purchases reference assets identified by a client.

The following table provides a summary of the TRS transactions with the associated VIE reference assets, which include trading loans and bonds:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Total return swaps:
VIE assets	$1,732	$2,117
Trading loans and bonds	1,557	1,909
VIE liabilities	229	285

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

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Pledged securities	$36,457	$40,144
Pledged loans:
Federal Reserve	105,025	108,214
FHLB	75,632	74,767
Unused borrowing capacity:
Federal Reserve	82,663	84,160
FHLB	24,414	23,464

Truist Financial Corporation 33

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

Truist also provides estimates of reasonably possible losses, including for disclosed matters, when potential losses become reasonably possible and the amount of loss can be reasonably estimated. Estimates of reasonably possible losses do not represent Truist’s maximum loss exposure, and actual losses may vary significantly. Also, the outcome of a particular matter may be one that the Company did not take into account in its estimate because the Company judged the likelihood of that outcome to be remote. In addition, the matters underlying the Company’s estimate may change from time to time. Estimated losses, like accruals, are based upon currently available information and involve considerable uncertainties and judgment. Subject to the foregoing, the Company believes the upper end of the range of aggregate reasonably possible losses, in excess of amounts accrued, is immaterial as of September 30, 2026, to its consolidated financial condition, consolidated results of operations, and consolidated cash flows.

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

The following is a description of a legal proceeding in which Truist is involved:

Bickerstaff v. SunTrust Bank

This class action case was filed in Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff alleged that all overdraft fees charged to his account which related to debit card and ATM transactions were actually interest charges and therefore subject to the usury laws of Georgia. The amended complaint asserted claims for violations of civil and criminal usury laws, conversion, and money had and received, and sought damages on a class-wide basis, including refunds of challenged overdraft fees and pre-judgment interest. On October 6, 2017, the trial court granted plaintiff’s motion for class certification and defined the class as “Every Georgia citizen who had or has one or more accounts with SunTrust Bank and who, from July 12, 2006, to October 6, 2017 (i) had at least one overdraft of $500.00 or less resulting from an ATM or debit card transaction (the “Transaction”); (ii) paid any Overdraft Fees as a result of the Transaction; and (iii) did not receive a refund of those Fees,” and the granting of a certified class was affirmed on appeal. The class sought a return of up to $452 million in paid overdraft fees plus prejudgment interest.

On January 20, 2026, without any admission of liability or wrongdoing, Truist entered into a settlement agreement with the class to resolve the case. Under the settlement, Truist agreed to contribute up to $240 million to a settlement fund to pay fees and expenses of class counsel, costs of settlement administration, an incentive payment for the class representative, and valid claims submitted by class members. The court granted final approval of the settlement on May 26, 2026, and the time period for class members to submit claims ended on September 14, 2026. Truist’s estimated final payments to the settlement fund are included in its existing legal accruals and are expected to be made in the fourth quarter of 2026.
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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2026 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$113	$—	$113	$—	$—
GSE	35	—	35	—	—
States and political subdivisions	144	—	144	—	—
Corporate and other debt securities	2,049	—	2,049	—	—
Loans	1,692	—	1,692	—	—
Equity securities	1,185	1,185	—	—	—
Total trading assets	5,218	1,185	4,033	—	—
AFS securities:
U.S. Treasury	15,517	—	15,517	—	—
GSE	404	—	404	—	—
Agency MBS – residential	40,315	—	40,315	—	—
Agency MBS – commercial	3,079	—	3,079	—	—
States and political subdivisions	320	—	320	—	—
Collateralized loan obligations	1,886	—	1,886	—	—
Other	2	—	2	—	—
Total AFS securities	61,523	—	61,523	—	—
LHFS	1,270	—	1,270	—	—
Loans and leases	9	—	—	9	—
Loan servicing rights at fair value	5,066	—	—	5,066	—
Other assets:
Derivative assets	1,955	1,699	2,807	5	(2,556)
Equity securities	389	298	91	—	—
Other	7	—	7	—	—
Total assets	$75,437	$3,182	$69,731	$5,080	$(2,556)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$776	$—	$776	$—	$—
Short-term borrowings:
Securities sold short	2,600	1,144	1,456	—	—
Other trading liabilities	183	—	183	—	—
Other liabilities:
Derivative liabilities	3,329	797	5,791	234	(3,493)
Total liabilities	$6,888	$1,941	$8,206	$234	$(3,493)
Truist Financial Corporation 35

December 31, 2025 (Dollars in millions)	Total	Level 1	Level 2	Level 3	Netting Adjustments(1)
Assets:
Trading assets:
U.S. Treasury	$244	$—	$244	$—	$—
GSE	42	—	42	—	—
States and political subdivisions	301	—	301	—	—
Corporate and other debt securities	1,970	—	1,970	—	—
Loans	2,168	—	2,168	—	—
Equity securities	1,065	1,065	—	—	—
Total trading assets	5,790	1,065	4,725	—	—
AFS securities:
U.S. Treasury	12,792	—	12,792	—	—
GSE	460	—	460	—	—
Agency MBS – residential	48,226	—	48,226	—	—
Agency MBS – commercial	3,200	—	3,200	—	—
States and political subdivisions	350	—	350	—	—
Other	14	—	14	—	—
Total AFS securities	65,042	—	65,042	—	—
LHFS	1,622	—	1,622	—	—
Loans and leases	11	—	—	11	—
Loan servicing rights at fair value	3,972	—	—	3,972	—
Other assets:
Derivative assets	1,343	1,157	1,961	4	(1,779)
Equity securities	382	293	89	—	—
Total assets	$78,162	$2,515	$73,439	$3,987	$(1,779)
Liabilities:
Interest-bearing deposits:
Brokered time deposits	$639	$—	$639	$—	$—
Short-term borrowings:
Securities sold short	2,185	652	1,533	—	—
Other trading liabilities	209	—	209	—	—
Other liabilities:
Derivative liabilities	1,797	623	3,959	33	(2,818)
Total liabilities	$4,830	$1,275	$6,340	$33	$(2,818)
(1)Refer to “Note 14. Derivative Financial Instruments” for additional discussion on netting adjustments.

At September 30, 2026, and December 31, 2025, investments totaling $721 million and $622 million, respectively, have been excluded from the tables above as they are valued based on net asset value as a practical expedient. These investments primarily consist of certain SBIC funds.
36 Truist Financial Corporation

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at July 1, 2025	$12	$3,612	$(20)
Total realized and unrealized gains (losses):
Included in earnings	—	14	(7)
Purchases	—	182	—
Issuances	—	63	5
Settlements	(1)	(95)	(16)
Balance at September 30, 2025	$11	$3,776	$(38)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2025	$—	$14	$(15)

Balance at July 1, 2026	$10	$4,293	$(18)
Total realized and unrealized gains (losses):
Included in earnings	—	290	(34)
Purchases	—	480	—
Issuances	—	118	(31)
Settlements	(1)	(115)	31
Transfers in	—	—	(177)
Balance at September 30, 2026	$9	$5,066	$(229)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2026	$—	$291	$(46)

(Dollars in millions)	Loans and Leases	Loan Servicing Rights	Net Derivatives
Balance at January 1, 2025	$13	$3,708	$(41)
Total realized and unrealized gains (losses):
Included in earnings	—	(15)	1
Purchases	—	182	—
Issuances	—	174	22
Settlements	(2)	(273)	(20)
Balance at September 30, 2025	$11	$3,776	$(38)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2025	$—	$(15)	$(18)

Balance at January 1, 2026	$11	$3,972	$(29)
Total realized and unrealized gains (losses):
Included in earnings	—	341	(31)
Purchases	—	755	—
Issuances	—	327	(48)
Settlements	(2)	(329)	56
Transfers in	—	—	(177)
Balance at September 30, 2026	$9	$5,066	$(229)
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2026	$—	$341	$(46)
Primary income statement location of realized gains (losses) included in earnings	Other income	Mortgage banking income	Mortgage banking income and other income

Truist Financial Corporation 37

The following table presents information about the valuation techniques and significant unobservable inputs used to measure the fair value of certain equity derivatives measured at fair value on a recurring basis. Such equity derivatives primarily consist of long-dated options that are not traded on an exchange and may also include exchange-traded options with limited transaction volumes for which certain significant valuation inputs are unobservable. These options are valued using an option pricing model, which is generally used for instruments that provide the holder with a contingent right or obligation based on the future performance of an underlying equity instrument. The significant unobservable input utilized in the valuation is volatility, which represents a market participant’s expectation of the variability in the value of the underlying equity instrument over the contractual term of the derivatives.

Generally, increases in volatility result in a higher fair value for instruments in which Truist is long the underlying exposure, while decreases in volatility result in a lower fair value. The inverse relationship generally applies to instruments in which Truist is short the underlying exposure. Weighted average volatility is calculated based on the notional amounts of the derivative instruments.

September 30, 2026				Range		Weighted Average
(Dollars in millions)	Fair Value	Principal Valuation Technique	Significant Unobservable Input	Min	Max
Equity derivatives	$(177)	Option Model	Volatility Factor	55.5%	80.0%	69.0%

For additional information on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities measured at fair value on a recurring basis, see “Note 18. Fair Value Disclosures” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025.

Fair Value Option

The following table details the fair value and UPB of certain loans and time deposits that were elected to be measured at fair value:

	September 30, 2026			December 31, 2025
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Trading loans	$1,692	$1,763	$(71)	$2,168	$2,230	$(62)
LHFS	1,270	1,302	(32)	1,622	1,592	30
Loans and leases	9	10	(1)	11	12	(1)
Brokered time deposits	776	804	(28)	639	642	(3)

Nonrecurring Fair Value Measurements

The following table provides information about certain assets measured at fair value on a nonrecurring basis held as of period end with valuation adjustments recorded during the period. The end of period carrying value approximates the fair value.

(Dollars in millions)	Fair Value Hierarchy	Sep 30, 2026	Dec 31, 2025
Carrying value:
Total loans and leases, including loans transferred to LHFS	Level 3	$566	$472
Other	Level 3	25	65

The following table provides information about valuation adjustments for certain assets measured at fair value on a nonrecurring basis. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end.

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Valuation adjustments:
Total loans and leases, including loans transferred to LHFS	$(811)	$(692)
Other	(244)	(229)

Loans and leases consist of larger commercial loans and leases that are collateral-dependent, residential mortgages and commercial loans that are valued using market prices and measured at LOCOM, and other secured loans and leases that have been charged-off to the fair value of the collateral. Valuation adjustments on loans and leases in the table above include $251 million related to RAC loans that were transferred to held-for-sale during the third quarter of 2026. Valuation adjustments for loans and leases are primarily recorded in the Provision for credit losses in the Consolidated Statements of Income. Refer to “Note 1. Basis of Presentation” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of individually evaluated loans and leases.
38 Truist Financial Corporation

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

		September 30, 2026		December 31, 2025
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$48,666	$38,263	$47,186	$39,130
Loans and leases, net of ALLL	Level 3	319,858	313,670	323,554	320,018
Financial liabilities:
Time deposits	Level 2	38,284	38,077	37,793	37,723
Long-term debt	Level 2	53,373	53,632	41,963	42,451

The carrying value of the RUFC, which approximates the fair value, was $370 million and $317 million at September 30, 2026, and December 31, 2025, respectively. Cash and due from banks, interest-bearing deposits with banks, securities borrowed or purchased under agreements to resell, and short-term borrowings are reflected in the Consolidated Balance Sheets at cost, which approximates the fair value due to the short-term nature of these instruments and their limited inherent credit risk.

Truist Financial Corporation 39

NOTE 14. Derivative Financial Instruments

Impact of Derivatives on the Consolidated Balance Sheets

The following table presents the gross notional or contractual amounts and estimated fair value of derivative instruments employed by the Company:

	September 30, 2026			December 31, 2025
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges:
Interest rate contracts:
Swaps hedging commercial loans	$80,522	$—	$(3)	$97,135	$—	$—
Swaps hedging long-term debt	29,650	—	(2)	27,033	—	—
Swaps hedging AFS securities	26,355	—	(1)	26,751	—	—
Total derivatives designated as hedges	136,527	—	(6)	150,919	—	—
Derivatives not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Swaps	204,676	539	(2,063)	185,861	516	(944)
Written options	11,576	—	(60)	10,577	2	(18)
Purchased options	6,721	24	—	8,558	15	—
Futures and forwards	3,270	3	(1)	2,636	2	(14)
Foreign exchange contracts:
Swaps	19,760	453	(404)	13,647	450	(382)
Futures and forwards	27,825	384	(313)	27,008	338	(335)
Other	2,631	29	(24)	2,820	35	(33)
Equity contracts:
Written options	36,613	19	(2,882)	26,600	12	(2,278)
Purchased options	17,888	2,072	(117)	12,485	1,358	(121)
Other	2,345	27	(178)	1,386	11	(59)
Commodity contracts	12,766	726	(677)	8,340	322	(302)
Credit contracts:
Credit default swaps	1,328	—	(4)	900	—	—
Total return swaps	1,508	27	(4)	1,835	31	(7)
Risk participation agreements	10,385	—	(2)	8,863	—	(2)
Total	359,292	4,303	(6,729)	311,516	3,092	(4,495)
MSRs and mortgage banking:
Interest rate contracts:
Swaps	15,941	—	—	11,035	—	—
Written options	418	12	—	1,288	14	—
Purchased options	10,685	157	(41)	10,465	10	(118)
Interest rate lock commitments	956	—	(42)	960	4	(2)
When issued securities, forward rate agreements, forward commitments, and futures	6,865	39	(4)	7,807	2	—
Total	34,865	208	(87)	31,555	30	(120)
Total derivatives not designated as hedges	394,157	4,511	(6,816)	343,071	3,122	(4,615)
Total derivatives	$530,684	$4,511	$(6,822)	$493,990	$3,122	$(4,615)
Gross amounts in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements and exchange traded derivatives		(2,290)	2,290		(1,585)	1,585
Cash collateral (received) posted for amounts subject to master netting arrangements		(266)	1,203		(194)	1,233
Net amount		$1,955	$(3,329)		$1,343	$(1,797)

40 Truist Financial Corporation

The following table presents the offsetting of derivative instruments, including financial instrument collateral related to legally enforceable master netting agreements and amounts held or pledged as collateral. GAAP does not permit netting of non-cash collateral balances in the Consolidated Balance Sheets. Refer to “Note 2. Securities Financing Activities” for information about the Company's securities financing transactions subject to master netting (or similar) arrangements.

September 30, 2026 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Subject to master netting arrangement or similar arrangement	$2,472	$(1,647)	$825	$—	$825
Not subject to master netting arrangement or similar arrangement	180	—	180	—	180
Exchange traded	1,859	(909)	950	—	950
Total derivative assets	$4,511	$(2,556)	$1,955	$—	$1,955
Derivative liabilities:
Subject to master netting arrangement or similar arrangement	$(4,628)	$2,581	$(2,047)	$118	$(1,929)
Not subject to master netting arrangement or similar arrangement	(1,271)	—	(1,271)	—	(1,271)
Exchange traded	(923)	912	(11)	—	(11)
Total derivative liabilities	$(6,822)	$3,493	$(3,329)	$118	$(3,211)

December 31, 2025 (Dollars in millions)	Gross Amount	Amount Offset	Net Amount in Consolidated Balance Sheets	Held/Pledged Financial Instruments(1)	Net Amount
Derivative assets:
Subject to master netting arrangement or similar arrangement	$1,836	$(1,157)	$679	$—	$679
Not subject to master netting arrangement or similar arrangement	129	—	129	—	129
Exchange traded	1,157	(622)	535	—	535
Total derivative assets	$3,122	$(1,779)	$1,343	$—	$1,343
Derivative liabilities:
Subject to master netting arrangement or similar arrangement	$(3,171)	$2,196	$(975)	$77	$(898)
Not subject to master netting arrangement or similar arrangement	(821)	—	(821)	—	(821)
Exchange traded	(623)	622	(1)	—	(1)
Total derivative liabilities	$(4,615)	$2,818	$(1,797)	$77	$(1,720)
(1)The fair value of held/pledged financial instruments is limited to the carrying amount of the associated derivative asset or liability.

The following table presents the carrying amount of hedged items in fair value hedging relationships:

	September 30, 2026			December 31, 2025
	Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount		Carrying Amount of the Hedged Assets and Liabilities(1)	Cumulative basis adjustment increasing (decreasing) the carrying amount
(Dollars in millions)		Items Currently Designated	Discontinued Hedges		Items Currently Designated	Discontinued Hedges
AFS securities(2)	$31,371	$(690)	$(1)	$38,608	$104	$13
Loans and leases	157	—	2	179	—	3
Long-term debt	28,219	(1,185)	(285)	28,194	70	(375)
(1)Carrying value shown represents amortized cost.
(2)As of September 30, 2026, closed portfolios of securities hedged under the portfolio-layer method had an amortized cost of $18.5 billion, of which $14.8 billion was designated as the hedged item. As of December 31, 2025, closed portfolios of securities hedged under the portfolio-layer method had an amortized cost of $27.4 billion, of which $16.4 billion was designated as the hedged item. The remaining amount of amortized cost is from securities with terminated hedges where the basis adjustment is being amortized into earnings using the effective interest method over the contractual life of the security and hedges not designated under the portfolio-layer method.

Truist Financial Corporation 41

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

Derivatives Designated as Hedging Instruments under GAAP

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes the impact on NII related to fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Investment securities:
Amounts related to settlements(1)	$18	$78	$47	$236
Recognized on derivatives	541	(65)	833	(656)
Recognized on hedged items	(543)	66	(835)	660
Interest income gain (loss) recognized(2)	16	79	45	240
Loans and leases:
Amounts related to settlements(1)	—	—	(1)	(1)
Long-term debt:
Amounts related to settlements(1)	(28)	(54)	(79)	(174)
Recognized on derivatives	(833)	12	(1,268)	256
Recognized on hedged items	832	(12)	1,266	(255)
Interest expense gain (loss) recognized	(29)	(54)	(81)	(173)
Net interest income gain (loss) recognized, total	$(13)	$25	$(37)	$66
(1)Includes amounts related to active and terminated hedges. Prior period balances have been conformed to current period presentation.
(2)Includes income recognized from securities with terminated hedges that were reclassified to HTM of $10 million and $27 million for the three and nine months ended September 30, 2026, respectively, and $10 million and $29 million for the three and nine months ended September 30, 2025, respectively. The income recognized was offset by the amortization of the fair value mark. Refer to “Note 3. Investment Securities” for additional information on the hedge basis adjustment.

The following table summarizes amounts related to cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Pre-tax gain (loss) recognized in OCI:
Commercial loans	$(1,212)	$(62)	$(2,435)	$674
Pre-tax gain (loss) reclassified from AOCI into interest income:
Commercial loans	(87)	(101)	(178)	(286)

42 Truist Financial Corporation

The following table presents information about the Company’s cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Cash flow hedges:
Net unrecognized after-tax gain (loss) on hedges recorded in AOCI	$(1,892)	$(173)
Maximum length of time over which forecasted cash flows are hedged	4 years	5 years
Fair value hedges:
Net unrecognized pre-tax gain (loss) on terminated hedges(1)	$22	$(56)
(1)Includes deferred gains that are recorded in AOCI as a result of the reclassification to HTM of previously hedged securities of $308 million at September 30, 2026, and $335 million at December 31, 2025.

Of the after-tax net loss on active and terminated cash flow hedges in OCI as of September 30, 2026, after-tax net losses of $683 million are expected to be reclassified into earnings in the next 12 months.

Derivatives Not Designated as Hedging Instruments under GAAP

The Company also enters into derivatives that are not designated as accounting hedges under GAAP to economically hedge certain risks and for purposes of facilitating client trades.

The following table presents pre-tax gains (losses) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	Income Statement Location	2026	2025	2026	2025
Client-related and other risk management:
Interest rate contracts	Investment banking and trading income and other income	$18	$21	$76	$42
Foreign exchange contracts	Investment banking and trading income and other income	46	69	167	(144)
Equity contracts	Investment banking and trading income, other income, and personnel expense	(89)	24	161	39
Credit contracts	Investment banking and trading income and other income	(19)	(1)	(30)	(13)
Commodity contracts	Investment banking and trading income	4	2	10	8
MSRs and mortgage banking:
Interest rate contracts	Mortgage banking income	(235)	(31)	(250)	(12)
Total		$(275)	$84	$134	$(80)

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

Truist has entered into risk participation agreements to share the credit exposure with other financial institutions on client-related interest rate derivative contracts. Under these agreements, the Company has guaranteed payment to a dealer counterparty in the event the counterparty experiences a loss on the derivative due to a failure to pay by the counterparty’s client. The Company manages its payment risk on its risk participations by monitoring the creditworthiness of the underlying clients through the normal credit review process that the Company would have performed had it entered into a derivative directly with the obligors. At September 30, 2026, the remaining terms on these risk participations ranged from less than one year to 11 years. The potential future exposure represents the Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on scenario simulations and assuming 100% default by all obligors on the maximum value.

The Company has also entered into TRS contracts on loans and bonds. To mitigate its credit risk, the Company typically receives initial margin from the counterparty upon entering into the TRS and variation margin if the fair value of the underlying reference assets deteriorates. Refer to “Note 12. Commitments and Contingencies” for additional information on the Company’s TRS contracts.

The Company’s credit default swaps economically hedge credit risk associated with certain loans and leases.

The following table presents additional information related to interest rate derivative risk participation agreements and total return swaps:

(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Risk participation agreements:
Maximum potential amount of exposure	$344	$554
Total return swaps:
Cash received for variation margin	27	31
Cash and other collateral received for initial margin	407	471

44 Truist Financial Corporation

NOTE 15. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2026	2025	2026	2025
Net income available to common shareholders	$684	$1,348	$3,580	$3,685

Weighted average number of common shares	1,210,179	1,280,571	1,227,751	1,293,341
Effect of dilutive outstanding equity-based awards	16,163	16,095	16,167	15,335
Weighted average number of diluted common shares	1,226,342	1,296,666	1,243,918	1,308,676
Basic EPS	$0.57	$1.05	$2.92	$2.85
Diluted EPS	0.56	1.04	2.88	2.82
Anti-dilutive awards	—	—	—	—

Truist Financial Corporation 45

NOTE 16. Operating Segments

Truist operates and measures business activity across two segments: CSBB and WB, with functional activities included in OT&C. The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. The CEO is the Truist CODM. The CODM regularly reviews segment net income and its significant components in comparison to expected results as part of evaluating segment performance and optimizing resource allocation. In this regular review, segment net income typically excludes amortization of intangibles and goodwill impairment, which are separately presented in the table below, as applicable.

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

Wholesale Banking

WB provides a comprehensive set of products, solutions, and advisory services to commercial, corporate, institutional, and wealth clients. Banking expertise and product capabilities are delivered through a combination of regional coverage across the Truist footprint and national industry coverage for real estate, investment banking, and capital markets clients. WB works with clients to meet their core banking needs, including traditional and specialized credit solutions and commercial payments to manage deposits, liquidity, payables, and receivables. Through investment banking capabilities, clients have full access to strategic advisory services, debt and equity capital markets, leveraged finance, and securitizations, with distribution channels and market making across both fixed income and equity markets. WB also invests in certain affordable housing, New Markets Tax Credit, and renewable energy tax credit investments. Refer to “Note 12. Commitments and Contingencies” for additional information on these investments. The wealth business delivers asset management, trust, brokerage, and investment management, as well as specialized commercial products, while aligning closely with regional and industry banking coverage.

Other, Treasury and Corporate

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

46 Truist Financial Corporation

In the first quarter of 2026, the Company’s net intersegment interest income and expense methodology was enhanced to reflect a change to funds transfer pricing. Prior period results were revised to conform to the current allocation methodology. As a result of this methodology change, CSBB net interest income decreased $21 million for the three months ended September 30, 2025 and $77 million for the nine months ended September 30, 2025, with offsetting increases in OT&C net interest income. For the same reason, WB net interest income decreased $95 million for the three months ended September 30, 2025 and $291 million for the nine months ended September 30, 2025, with offsetting increases in OT&C net interest income.

Noninterest income includes intersegment referral fees, as well as federal and state tax credits that are grossed up for the WB segment on a pre-tax equivalent basis, related primarily to certain community development investments with the offset reported in OT&C.

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

Truist Financial Corporation 47

The following table presents results by segment:

Three Months Ended September 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (expense)	$1,670	$1,571	$1,878	$2,029	$115	$29	$3,663	$3,629
Net intersegment interest income (expense)	1,047	850	(317)	(451)	(730)	(399)	—	—
Segment net interest income (expense)	2,717	2,421	1,561	1,578	(615)	(370)	3,663	3,629
Allocated provision (benefit) for credit losses	(299)	400	47	36	(1)	—	(253)	436
Noninterest income	468	530	1,215	1,142	(1,599)	(114)	84	1,558
Personnel expense	459	449	632	598	762	701	1,853	1,748
Amortization of intangibles	33	38	29	34	—	—	62	72
Other direct noninterest expense(2)	319	281	185	199	686	714	1,190	1,194
Total direct noninterest expense	811	768	846	831	1,448	1,415	3,105	3,014
Expense allocations	988	942	551	487	(1,539)	(1,429)	—	—
Total noninterest expense	1,799	1,710	1,397	1,318	(91)	(14)	3,105	3,014
Income (loss) before income taxes from continuing operations	1,685	841	1,332	1,366	(2,122)	(470)	895	1,737
Provision (benefit) for income taxes	409	205	284	283	(597)	(203)	96	285
Segment net income (loss) from continuing operations	$1,276	$636	$1,048	$1,083	$(1,525)	$(267)	$799	$1,452

Identifiable assets (period end) of continuing operations(3)	$147,510	$153,895	$227,929	$219,108	$178,757	$170,848	$554,196	$543,851

Nine Months Ended September 30, (Dollars in millions)	CSBB		WB		OT&C(1)		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (expense)	$4,901	$4,502	$5,740	$5,784	$242	$437	$10,883	$10,723
Net intersegment interest income (expense)	2,912	2,488	(1,137)	(1,139)	(1,775)	(1,349)	—	—
Segment net interest income (expense)	7,813	6,990	4,603	4,645	(1,533)	(912)	10,883	10,723
Allocated provision (benefit) for credit losses	382	1,111	242	272	(3)	(1)	621	1,382
Noninterest income	1,526	1,552	3,443	3,030	(1,688)	(232)	3,281	4,350
Personnel expense	1,335	1,317	1,870	1,729	2,167	1,984	5,372	5,030
Amortization of intangibles	100	115	89	105	—	—	189	220
Other direct noninterest expense(2)	924	854	572	594	2,086	2,208	3,582	3,656
Total direct noninterest expense	2,359	2,286	2,531	2,428	4,253	4,192	9,143	8,906
Expense allocations	2,841	2,803	1,600	1,525	(4,441)	(4,328)	—	—
Total noninterest expense	5,200	5,089	4,131	3,953	(188)	(136)	9,143	8,906
Income (loss) before income taxes from continuing operations	3,757	2,342	3,673	3,450	(3,030)	(1,007)	4,400	4,785
Provision (benefit) for income taxes	918	571	772	696	(1,123)	(435)	567	832
Segment net income (loss) from continuing operations	$2,839	$1,771	$2,901	$2,754	$(1,907)	$(572)	$3,833	$3,953

Identifiable assets (period end) of continuing operations(3)	$147,510	$153,895	$227,929	$219,108	$178,757	$170,848	$554,196	$543,851
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
(2)Other direct noninterest expense includes expenses for net occupancy, equipment, professional fees and outside processing, regulatory costs, and other expenses.
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

Executive Overview

On August 31, 2026, Mike Lyons became Truist’s President and Chief Executive Officer. We are reallocating resources to focus on our core business and invest in core capabilities (including technology, talent, and products). These efforts are centered on helping us become the most important financial partner to our clients and driving stronger, more sustainable growth and higher returns.

For the third quarter of 2026, we reported net income of $684 million, or $0.56 per diluted share, which reflects the impact of several actions to better position Truist for the future. The actions described below simplify the Company, allow us to focus more on our core businesses, and further strengthen our balance sheet by reducing credit risk, interest rate risk, and wholesale funding.

The actions taken during the third quarter included the completion of the Regional Acceptance Corporation (RAC) loan sale and the subsequent repositioning of a portion of our AFS securities portfolio. The RAC loan sale resulted in a $581 million pre-tax, or $0.36 per share, loan loss reserve recapture and $106 million pre-tax, or $0.06 per share, of impacts included in noninterest income and noninterest expense. The AFS securities repositioning resulted in a $1.4 billion pre-tax, or $0.90 per share, loss.

Underlying results were solid, reflecting client-driven deposit growth, strong asset quality, continued expense discipline, and continued capital return to shareholders.

During the third quarter of 2026, we returned $1.8 billion of capital to shareholders, including $629 million in common stock dividends and $1.2 billion in common share repurchases. As of September 30, 2026, $6.5 billion remained under our $10.0 billion common share-repurchase authorization.

Additionally, on October 14, 2026, Truist signed an agreement to sell $7.7 billion of loans, representing substantially all assets of LightStream, a national unsecured lending platform. Estimated net proceeds for the transaction are $7.2 billion. The resulting impact to net income is not expected to be material. The transaction is expected to close in the fourth quarter of 2026, subject to customary closing conditions.
Truist Financial Corporation 49

Table 1: Earnings Highlights
(Dollars in millions)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net interest income	$3,663	$3,629	$34	$10,883	$10,723	$160
TE adjustment(1)	44	51	(7)	135	147	(12)
Net interest income - TE(1)	3,707	3,680	27	11,018	10,870	148
Noninterest income	84	1,558	(1,474)	3,281	4,350	(1,069)
Total revenue	3,747	5,187	(1,440)	14,164	15,073	(909)
Total revenue - TE(1)	3,791	5,238	(1,447)	14,299	15,220	(921)
Noninterest expense	3,105	3,014	91	9,143	8,906	237
Income before income taxes	895	1,737	(842)	4,400	4,785	(385)
Provision for income taxes	96	285	(189)	567	832	(265)
Net income	799	1,452	(653)	3,833	3,953	(120)
Net income available to common shareholders	684	1,348	(664)	3,580	3,685	(105)

Diluted earnings per common share	$0.56	$1.04	$(0.48)	$2.88	$2.82	$0.06
Return on average assets	0.6%	1.1%	(50) bps	0.9%	1.0%	(10) bps
Return on average common shareholders’ equity	4.7	9.0	NM	8.1	8.4	(30) bps
ROTCE(1)	7.2	13.6	NM	12.2	12.8	(60) bps
NIM - TE(1)	3.00	3.01	(1) bp	3.00	3.01	(1) bp
(1)Represents a non-GAAP measure. Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included in the “Non-GAAP Financial Measures” section of this report or within the table above for TE measures. NIM – TE is calculated using net interest income on a TE basis to determine the total yield on interest-earning assets.

Net income available to common shareholders was $684 million for the third quarter of 2026, a decrease of 49% compared to the third quarter of 2025.

Total revenue - TE was down 28% compared to the third quarter of 2025.

•Net interest income - TE increased $27 million, or 0.7%, compared to the third quarter of 2025, driven by fixed-rate asset and liability repricing, higher client deposit balances, and higher loan balances, partially offset by lower loan spreads and unfavorable deposit mix. NIM - TE was 3.00%, stable compared to the third quarter of 2025.
•Noninterest income was impacted by $66 million of losses resulting from the RAC loan sale and $1.4 billion of losses from the AFS securities sale, partially offset by record quarterly income for wealth management.

Noninterest expense increased $91 million compared to the third quarter of 2025, and included $40 million of RAC loan sale costs.

Asset quality improved as a result of the RAC loan sale:

•NCOs as a percentage of loans and leases were 77 basis points, which included 39 basis points related to RAC.
•The third quarter of 2026 included a benefit from credit losses of $253 million, reflecting the benefit from the release of remaining ACL upon the transfer of RAC loans to LHFS.
•The ACL was $4.4 billion and included $4.1 billion for the ALLL and $370 million for the reserve for unfunded commitments. The ALLL as a percentage of loans and leases HFI was 1.25%, down 28 basis points compared to December 31, 2025.
•Nonperforming loans and leases HFI were 0.40% of loans and leases HFI at September 30, 2026, down eight basis points compared to December 31, 2025, primarily due to the RAC loan sale.
•Loans 90 days or more past due and still accruing, excluding government guaranteed loans, were 0.04% as a percentage of loans and leases HFI at September 30, 2026, down one basis point compared to December 31, 2025.

50 Truist Financial Corporation

Capital and liquidity:

•Truist’s preliminary CET1 ratio was 10.7% as of September 30, 2026, down 10 basis points compared to December 31, 2025, primarily due to capital returned to shareholders and the repositioning of the AFS securities portfolio, partially offset by current year earnings and benefits from the RAC loan sale.
•Truist declared common dividends of $0.52 per share during the third quarter of 2026, and repurchased $1.2 billion of common stock.
•Truist’s average consolidated LCR was 110% for the three months ended September 30, 2026, relative to the regulatory minimum of 100%.
•Truist’s book value per common share at September 30, 2026, was $46.78, compared to $47.74 at December 31, 2025. Truist’s TBVPS was $31.90 at September 30, 2026, compared to $33.48 at December 31, 2025.

Analysis of Results of Operations

Net Interest Income

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

Net interest income - TE increased $27 million, or 0.7%, compared to the third quarter of 2025, driven primarily by fixed-rate asset and liability repricing, higher client deposit balances, and higher loan balances, partially offset by lower loan spreads and unfavorable deposit mix. NIM - TE was 3.00%, stable compared to the third quarter of 2025.

•Average earning assets increased $5.4 billion, or 1.1%, primarily due to an increase in average total loans of $7.4 billion, or 2.3%.
•The yield on the average total loan portfolio was 5.71%, down 29 basis points. The yield on the average securities portfolio was 3.03%, down 13 basis points.
•Average deposits increased $14.1 billion, or 3.6%, average short-term borrowings decreased $8.2 billion, or 31%, and average long-term debt increased $3.7 billion, or 8.9%.
•The average cost of total deposits was 1.59%, down 25 basis points. The average cost of short-term borrowings was 3.96%, down 46 basis points. The average cost of long-term debt was 4.73%, down 31 basis points.

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

Net interest income - TE increased $148 million, or 1.4%, for the nine months ended September 30, 2026 compared to 2025, driven by fixed asset repricing and higher earning assets, partially offset by lower loan spreads, fixed-rate debt repricing, and unfavorable deposit mix. NIM - TE of 3.00% was stable compared to the nine months ended September 30, 2025.

•Average earning assets increased $9.0 billion, or 1.9%, primarily due to an increase in average total loans of $15.5 billion, or 4.9%, partially offset by a decline in average securities of $4.1 billion, or 3.4%, and other earning assets (primarily cash at the Federal Reserve) of $2.2 billion, or 5.6%.
•The yield on the average total loan portfolio was 5.70%, down 29 basis points. The yield on the average securities portfolio was 2.97%, down 19 basis points.
•Average deposits increased $8.4 billion, or 2.1%, average short-term borrowings decreased $1.8 billion, or 6.4%, and average long-term debt increased $4.9 billion, or 14%.
•The average cost of total deposits was 1.57%, down 26 basis points. The average cost of short-term borrowings was 3.89%, down 57 basis points. The average cost of long-term debt was 4.77%, down 27 basis points.

The major components of Net interest income - TE, the related annualized yields and the variances caused by changes in interest rates versus changes in volumes are summarized below.
Truist Financial Corporation 51

Table 2-1: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Three Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2026	2025	2026	2025	2026	2025		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$13,772	$13,351	4.34%	5.18%	$151	$174	$(23)	$(28)	$5
GSE	452	458	3.99	3.86	5	4	1	1	—
Agency MBS	102,259	104,998	2.83	2.89	723	760	(37)	(16)	(21)
States and political subdivisions	342	358	4.27	4.19	4	3	1	—	1
Other	1,608	15	3.83	4.50	15	1	14	—	14
Total securities	118,433	119,180	3.03	3.16	898	942	(44)	(43)	(1)
Interest earning trading assets	5,341	5,991	5.27	5.70	69	86	(17)	(7)	(10)
Other earning assets(3)	38,198	38,765	3.85	4.50	374	445	(71)	(65)	(6)
Loans and leases, net of unearned income:
Commercial and industrial	165,989	162,207	5.21	5.66	2,177	2,312	(135)	(188)	53
CRE	25,493	21,171	5.63	6.25	366	336	30	(35)	65
Commercial construction	7,515	8,258	6.29	6.84	115	139	(24)	(11)	(13)
Residential mortgage	57,286	57,676	4.25	4.15	610	598	12	16	(4)
Home equity	9,663	9,588	6.99	7.51	170	182	(12)	(13)	1
Indirect auto	21,406	24,964	6.81	7.29	368	459	(91)	(29)	(62)
Other consumer	33,360	31,714	8.32	8.36	700	668	32	(3)	35
Credit card	4,811	4,915	11.07	11.74	134	146	(12)	(9)	(3)
Total loans and leases HFI	325,523	320,493	5.66	6.00	4,640	4,840	(200)	(272)	72
LHFS	3,935	1,577	9.41	6.18	93	24	69	18	51
Total loans and leases	329,458	322,070	5.71	6.00	4,733	4,864	(131)	(254)	123
Total earning assets	491,430	486,006	4.91	5.18	6,074	6,337	(263)	(369)	106
Nonearning assets	58,336	55,819
Total assets	$549,766	$541,825
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$131,507	$109,244	2.25	2.46	747	677	70	(61)	131
Money market and savings	137,166	136,515	1.73	2.19	599	755	(156)	(160)	4
Time deposits	39,072	45,090	3.06	3.54	301	403	(102)	(52)	(50)
Total interest-bearing deposits	307,745	290,849	2.12	2.50	1,647	1,835	(188)	(273)	85
Short-term borrowings	18,595	26,796	3.96	4.42	186	299	(113)	(29)	(84)
Long-term debt	45,134	41,458	4.73	5.04	534	523	11	(34)	45
Total interest-bearing liabilities	371,474	359,103	2.53	2.94	2,367	2,657	(290)	(336)	46
Noninterest-bearing deposits	102,954	105,751
Other liabilities	12,028	11,922
Shareholders’ equity	63,310	65,049
Total liabilities and shareholders’ equity	$549,766	$541,825
Average interest-rate spread			2.38%	2.24%
NIM/net interest income - TE(2)			3.00%	3.01%	$3,707	$3,680	$27	$(33)	$60
Less: TE adjustment					44	51
Net interest income					$3,663	$3,629
Memo: Total deposits	$410,699	$396,600	1.59%	1.84%	$1,647	$1,835	$(188)
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
(3)Includes cash equivalents, interest-bearing deposits with banks, FHLB stock, and other earning assets.
52 Truist Financial Corporation

Table 2-2: Taxable-Equivalent Net Interest Income and Rate / Volume Analysis
Nine Months Ended September 30, (Dollars in millions)	Average Balances(1)		Annualized Yield/Rate(2)		Income/Expense(2)		Incr. (Decr.)	Change due to
	2026	2025	2026	2025	2026	2025		Rate	Volume
Assets
AFS and HTM securities at amortized cost:
U.S. Treasury	$13,457	$14,078	4.38%	5.19%	$441	$546	$(105)	$(82)	$(23)
GSE	463	461	3.94	3.78	14	13	1	1	—
Agency MBS	102,572	106,752	2.78	2.88	2,136	2,309	(173)	(81)	(92)
States and political subdivisions	345	366	4.28	4.20	11	11	—	—	—
Other	735	15	3.34	4.59	18	1	17	—	17
Total securities	117,572	121,672	2.97	3.16	2,620	2,880	(260)	(162)	(98)
Interest earning trading assets	5,587	5,840	5.22	5.80	218	254	(36)	(25)	(11)
Other earning assets(3)	36,879	39,059	3.84	4.51	1,070	1,334	(264)	(192)	(72)
Loans and leases, net of unearned income:
Commercial and industrial	167,145	158,663	5.25	5.69	6,567	6,758	(191)	(540)	349
CRE	24,870	20,235	5.61	6.20	1,054	946	108	(94)	202
Commercial construction	7,604	8,533	6.23	6.84	344	428	(84)	(38)	(46)
Residential mortgage	56,698	56,715	4.18	4.09	1,777	1,739	38	39	(1)
Home equity	9,662	9,581	7.00	7.49	506	537	(31)	(36)	5
Indirect auto	23,712	24,129	6.99	7.27	1,240	1,312	(72)	(50)	(22)
Other consumer	32,696	30,474	8.35	8.36	2,041	1,904	137	(2)	139
Credit card	4,843	4,885	10.93	11.57	396	423	(27)	(23)	(4)
Total loans and leases HFI	327,230	313,215	5.69	5.99	13,925	14,047	(122)	(744)	622
LHFS	2,832	1,318	7.25	6.09	154	60	94	13	81
Total loans and leases	330,062	314,533	5.70	5.99	14,079	14,107	(28)	(731)	703
Total earning assets	490,100	481,104	4.90	5.15	17,987	18,575	(588)	(1,110)	522
Nonearning assets	58,038	55,775
Total assets	$548,138	$536,879
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$125,100	$111,548	2.16	2.45	2,018	2,043	(25)	(257)	232
Money market and savings	136,569	136,339	1.78	2.21	1,816	2,249	(433)	(437)	4
Time deposits	39,892	42,448	3.06	3.54	913	1,123	(210)	(145)	(65)
Total interest-bearing deposits	301,561	290,335	2.10	2.49	4,747	5,415	(668)	(839)	171
Short-term borrowings	26,008	27,777	3.89	4.46	758	927	(169)	(112)	(57)
Long-term debt	41,001	36,063	4.77	5.04	1,464	1,363	101	(77)	178
Total interest-bearing liabilities	368,570	354,175	2.53	2.91	6,969	7,705	(736)	(1,028)	292
Noninterest-bearing deposits	103,313	106,110
Other liabilities	12,296	12,151
Shareholders’ equity	63,959	64,443
Total liabilities and shareholders’ equity	$548,138	$536,879
Average interest-rate spread			2.37%	2.24%
NIM/net interest income - TE(2)			3.00%	3.01%	$11,018	$10,870	$148	$(82)	$230
Less: TE adjustment(2)					135	147
Net interest income					$10,883	$10,723
Memo: Total deposits	$404,874	$396,445	1.57%	1.83%	$4,747	$5,415	$(668)
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
Truist Financial Corporation 53

Noninterest Income

Noninterest income is a significant driver of Truist’s financial results. The Company has diversified its sources of revenue to reduce its reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates. The following table provides the components of Truist’s noninterest income:

Table 3: Noninterest Income
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Wealth management income	$407	$374	8.8%	$1,152	$1,066	8.1%
Card and treasury management fees	347	340	2.1	1,038	1,024	1.4
Investment banking and trading income	324	323	0.3	1,048	801	30.8
Other deposit revenue	125	125	—	365	350	4.3
Mortgage banking income	113	118	(4.2)	362	333	8.7
Lending related fees	120	103	16.5	358	297	20.5
Securities gains (losses)	(1,447)	—	NM	(1,447)	(19)	NM
Other income	95	175	(45.7)	405	498	(18.7)
Total noninterest income	$84	$1,558	(94.6)	$3,281	$4,350	(24.6)

Noninterest income decreased $1.5 billion for the third quarter of 2026 compared to the third quarter of 2025, and $1.1 billion for the nine months ended September 30, 2026 compared to 2025. The third quarter of 2026 included losses from AFS securities sales of $1.4 billion and losses associated with the RAC loan sale of $66 million (other income).

For the three months ended September 30, 2026:

•Wealth management income increased primarily reflecting favorable market performance.
•Other income decreased primarily due to the losses associated with the RAC loan sale and lower returns from investments held for post-retirement benefits (which were offset by lower personnel expense).

For the nine months ended September 30, 2026:

•Wealth management income increased primarily reflecting favorable market performance.
•Investment banking and trading income increased primarily due to higher trading income and capital markets revenue.
•Lending related fees increased primarily due to higher leasing-related gains.
•Other income decreased primarily due to the losses associated with the RAC loan sale and lower income from certain solar and other investments.

Noninterest Expense

The following table provides the components of Truist’s noninterest expense:

Table 4: Noninterest Expense
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Personnel expense	$1,853	$1,748	6.0%	$5,372	$5,030	6.8%
Professional fees and outside processing	365	346	5.5	1,013	1,083	(6.5)
Software expense	254	233	9.0	723	694	4.2
Net occupancy expense	180	185	(2.7)	530	534	(0.7)
Equipment expense	77	90	(14.4)	241	261	(7.7)
Marketing and customer development	83	79	5.1	253	236	7.2
Amortization of intangibles	62	72	(13.9)	189	220	(14.1)
Regulatory costs	61	32	90.6	190	156	21.8
Other expense	170	229	(25.8)	632	692	(8.7)
Total noninterest expense	$3,105	$3,014	3.0	$9,143	$8,906	2.7

54 Truist Financial Corporation

Noninterest expense increased $91 million for the third quarter of 2026 compared to the third quarter of 2025, and $237 million for the nine months ended September 30, 2026 compared to 2025. For both periods:

•Personnel expense increased primarily due to higher incentives expense related to revenue-generating businesses, employee benefit expenses, including costs associated with the RAC loan sale, and higher salaries and annual incentives expense.
•Other expense decreased primarily driven by adjustments to non-fraud operating loss accruals.

Income Taxes

The following table provides information about the effective tax rate:

Table 5: Effective Tax Rate
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Income before income taxes	$895	$1,737	(48.5)%	$4,400	$4,785	(8.0)%
Provision for income taxes	96	285	(66.3)	567	832	(31.9)
Effective tax rate	10.7%	16.4%	NM	12.9%	17.4%	NM

The lower effective tax rate for the third quarter of 2026 compared to the third quarter of 2025 was primarily driven by lower income before tax resulting from the AFS securities repositioning, which increased the relative benefit of tax credits, renewable energy tax credit investing activity, and other tax-advantaged items on the effective tax rate. The provision for income taxes was also impacted by the RAC loan sale and AFS securities repositioning.

Segment Results

Truist operates and measures business activity across two reportable segments: Consumer and Small Business Banking (CSBB) and Wholesale Banking (WB), with functional activities included in Other, Treasury, and Corporate (OT&C). The Company’s business segment structure is based on the manner in which financial information is evaluated by management as well as the products and services provided or the type of client served. Refer to “Note 16. Operating Segments” for additional information about the Company’s reportable segments.

Table 6: Net Income from Continuing Operations by Reportable Segment
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Consumer and Small Business Banking	$1,276	$636	100.6%	$2,839	$1,771	60.3%
Wholesale Banking	1,048	1,083	(3.2)	2,901	2,754	5.3
Other, Treasury and Corporate	(1,525)	(267)	NM	(1,907)	(572)	NM
Truist Financial Corporation	$799	$1,452	(45.0)	$3,833	$3,953	(3.0)

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

Consumer and Small Business Banking

CSBB net income was $1.3 billion for the third quarter of 2026, an increase of $640 million compared to the third quarter of 2025.

•Segment net interest income increased $296 million primarily driven by higher deposit spreads and balances, partially offset by lower loan balances and spreads.
•The allocated provision for credit losses decreased $699 million, reflecting lower loan loss reserves as a result of the RAC loan sale, partially offset by increased charge-offs also related to the sale.
•Noninterest income decreased $62 million primarily due to lower other income from losses related to the RAC loan sale.
•Noninterest expense increased $89 million primarily due to RAC loan sale costs, increased operational charge-offs, and higher enterprise technology charges.

CSBB average loans and leases HFI decreased $3.3 billion, or 2.4%, for the third quarter of 2026 compared to the third quarter of 2025, primarily due to a decline in the indirect auto portfolio driven by the RAC loan sale, partially offset by increases in the Service Finance and mortgage warehouse lending portfolios.

Truist Financial Corporation 55

CSBB average total deposits increased $2.5 billion, or 1.2%, for the third quarter of 2026 compared to the third quarter of 2025, primarily driven by increases in money market deposits, partially offset by decreases in time deposits, interest checking, and savings deposits.

Wholesale Banking

WB net income was $1.0 billion for the third quarter of 2026, a decrease of $35 million compared to the third quarter of 2025.

•Segment net interest income decreased $17 million primarily due to lower loan spreads.
•The allocated provision for credit losses increased $11 million, which reflects an increase in net charge-offs and a decrease in the net reserve release.
•Noninterest income increased $73 million driven by higher income from wealth management and capital markets activity, partially offset by lower operating lease income.
•Noninterest expense increased $79 million primarily due to higher regulatory expenses, enterprise technology charges, and revenue-related incentives.

WB average loans HFI increased $8.3 billion, or 4.5%, for the third quarter of 2026 compared to the third quarter of 2025, primarily due to increases in average commercial and industrial loan balances and growth in the CRE portfolio.

WB average total deposits increased $14 billion, or 9.8%, for the third quarter of 2026 compared to the third quarter of 2025, primarily due to increases in interest checking, partially offset by decreases in money market and savings and noninterest-bearing deposits.

Other, Treasury and Corporate

OT&C generated a net loss of $1.5 billion for the third quarter of 2026, compared to a net loss of $267 million for the third quarter of 2025.

•OT&C net interest income decreased $245 million primarily due to higher intersegment funding credit on deposits and a decline in interest income on cash balances and securities resulting from lower balances and yields in those portfolios, partially offset by lower balances and costs on short-term borrowings.
•Noninterest income decreased $1.5 billion driven by a loss from the sale of securities resulting from the AFS securities repositioning.
•Noninterest expense decreased $77 million primarily due to lower allocations for technology and enterprise operations and adjustments to non-fraud operating loss accruals, partially offset by increases in personnel expenses driven by higher investments in enterprise technology talent.

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

Consumer and Small Business Banking

CSBB net income was $2.8 billion for the nine months ended September 30, 2026, an increase of $1.1 billion compared to the prior year.

•Segment net interest income increased $823 million primarily driven by higher deposit spreads, partially offset by lower loan spreads.
•The allocated provision for credit losses decreased $729 million primarily due to lower loss reserves from the RAC loan sale, partially offset by increased charge-offs also related to the sale.
•Noninterest income decreased $26 million primarily reflecting lower other income due to losses related to the RAC loan sale, partially offset by higher deposit-related revenue.
•Noninterest expense increased $111 million primarily due to RAC loan sale costs, higher enterprise technology charges, regulatory expenses, and loan processing expense along with increased operational charge-offs.

CSBB average loans HFI increased $1.2 billion, or 0.9%, for the nine months ended September 30, 2026 compared to the prior year, primarily due to higher indirect lending in the Service Finance portfolio and increased real estate lending.

CSBB average total deposits increased $2.8 billion, or 1.3%, for the nine months ended September 30, 2026 compared to the prior year, primarily due to higher average money market deposits, partially offset by lower average time deposits and interest checking.

56 Truist Financial Corporation

Wholesale Banking

WB net income was $2.9 billion for the nine months ended September 30, 2026, an increase of $147 million compared to the prior year.

•Segment net interest income decreased $42 million primarily due to lower loan spreads, partially offset by lower cost of deposits.
•The allocated provision for credit losses decreased $30 million, which reflected an increase in the net reserve release compared to the prior period and a decrease in net charge-offs in the current period.
•Noninterest income increased $413 million primarily due to higher income from capital markets and trading activity, wealth management, and lending related revenue.
•Noninterest expense increased $178 million primarily due to increased personnel expenses driven by revenue-related incentives expense and higher regulatory expense.

WB average loans HFI increased $13 billion, or 7.0%, for the nine months ended September 30, 2026 compared to the prior year, primarily driven by higher balances in the commercial and industrial loan portfolio and growth in the CRE portfolio.

WB average total deposits increased $4.9 billion, or 3.3%, for the nine months ended September 30, 2026 compared to the prior year, primarily due to higher average interest-bearing checking balances, partially offset by declines in money market and savings and noninterest-bearing deposits.

Other, Treasury, and Corporate

OT&C generated a net loss of $1.9 billion for the nine months ended September 30, 2026, compared to a net loss of $572 million for the prior year.

•OT&C net interest income decreased $621 million primarily due to a decline in interest income on cash balances and securities resulting from lower balances and yields in those portfolios as well as higher intersegment funding credit on Consumer deposits, partially offset by lower short-term borrowings balances and costs as well as lower intersegment funding credit on Wholesale deposits.
•Noninterest income decreased $1.5 billion primarily driven by a loss from the sale of securities resulting from the AFS securities repositioning.
•Noninterest expense decreased $52 million primarily due to lower professional fees and outside processing expenses, allocations for technology and enterprise operations, and adjustments to non-fraud operating loss accruals, partially offset by salaries and incentives driven by higher investments in talent in enterprise technology and support functions.

Truist Financial Corporation 57

Analysis of Financial Condition

Investment Activities

The carrying value of the securities portfolio totaled $110.2 billion at September 30, 2026, compared to $112.2 billion at December 31, 2025. U.S. Treasury, GSE, and agency MBS represented 98.0% and 99.7% of the total securities portfolio at September 30, 2026, and December 31, 2025, respectively. The majority of the portfolio is agency MBS.

During the third quarter of 2026, we repositioned a portion of our AFS securities portfolio by selling $8.6 billion of longer-duration, lower-yielding agency MBS and purchasing $7.2 billion of shorter-duration, higher-yielding agency MBS and U.S. Treasury securities. The sale of securities resulted in a $1.4 billion loss.

•For the nine months ended September 30, 2026, we purchased $23.0 billion of securities, partially offset by paydowns, maturities, and sales of $22.3 billion.
•As of September 30, 2026, 42% of the investment securities portfolio at amortized cost was classified as held-to-maturity, excluding portfolio-level basis adjustments associated with certain AFS securities, compared to 41% at December 31, 2025.
•As of September 30, 2026, approximately 5.7% of the securities portfolio was variable rate, excluding the impact of swaps, compared to 3.7% as of December 31, 2025.
•The effective duration of the AFS securities portfolio was 4.4 years at September 30, 2026, and December 31, 2025, excluding the impact of swaps, or 3.1 years at September 30, 2026 and 2.9 years at December 31, 2025, including the impact of swaps. The effective duration of the HTM securities portfolio was 7.0 years at September 30, 2026, and 7.5 years at December 31, 2025.

Lending Activities

The following table presents the composition of average loans and leases:

Table 7: Average Loans and Leases
	Three Months Ended
(Dollars in millions)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Commercial:
Commercial and industrial	$165,989	$168,817	$166,636	$163,990	$162,207
CRE	25,493	24,938	24,165	23,205	21,171
Commercial construction	7,515	7,455	7,845	8,015	8,258
Consumer:
Residential mortgage	57,286	56,342	56,458	57,100	57,676
Home equity	9,663	9,656	9,666	9,679	9,588
Indirect auto	21,406	24,430	25,342	25,639	24,964
Other consumer	33,360	32,661	32,053	32,181	31,714
Credit card	4,811	4,863	4,857	4,956	4,915
Total average loans and leases HFI	$325,523	$329,162	$327,022	$324,765	$320,493

Average loans and leases HFI were $325.5 billion, a decrease of $3.6 billion, or 1.1%, compared to the second quarter of 2026.

•Average commercial loans decreased 1.1% primarily due to a decrease in the commercial and industrial portfolio.
•Average consumer loans decreased 1.1% driven primarily by a decline in the indirect auto portfolio, resulting from the RAC loan sale, partially offset by an increase in the residential mortgage portfolio.

End of period loans and leases HFI were $323.9 billion, down $5.9 billion, or 1.8%, compared to June 30, 2026, primarily due to the RAC loan sale in the third quarter of 2026 and a decline in the commercial and industrial portfolio, partially offset by an increase in the residential mortgage portfolio.

58 Truist Financial Corporation

Asset Quality

The following table summarizes asset quality information. For the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to “Note 4. Loans and ACL” for the amortized cost basis of loans by origination year and credit quality indicator as well as additional disclosures related to NPLs.

Table 8: Asset Quality
(Dollars in millions)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
NPAs:
NPLs:
Commercial and industrial	$733	$657	$738	$839	$800
CRE	43	43	21	47	98
Commercial construction	18	22	23	41	42
Residential mortgage	225	231	231	213	196
Home equity	94	98	101	99	103
Indirect auto	101	569	455	267	247
Other consumer	79	72	73	71	66
Total NPLs HFI	1,293	1,692	1,642	1,577	1,552
Loans held for sale	15	—	79	—	19
Total nonperforming loans and leases	1,308	1,692	1,721	1,577	1,571
Foreclosed real estate	4	5	6	3	4
Other foreclosed property	26	51	58	53	54
Total nonperforming assets	$1,338	$1,748	$1,785	$1,633	$1,629
Loans 90 days or more past due and still accruing:
Commercial and industrial	$—	$2	$4	$3	$3
CRE	—	3	—	—	—
Residential mortgage – government guaranteed	568	560	609	532	438
Residential mortgage – nonguaranteed	46	33	39	38	41
Home equity	6	8	7	7	6
Other consumer	19	25	26	28	27
Credit card	64	67	75	76	69
Total loans 90 days or more past due and still accruing	$703	$698	$760	$684	$584
Loans 30-89 days past due and still accruing:
Commercial and industrial	$229	$142	$260	$127	$73
CRE	14	95	42	25	6
Commercial construction	14	—	10	36	5
Residential mortgage – government guaranteed	298	311	263	329	327
Residential mortgage – nonguaranteed	371	354	293	357	344
Home equity	56	52	57	69	54
Indirect auto	210	521	508	679	620
Other consumer	254	232	240	281	241
Credit card	66	67	70	77	73
Total loans 30-89 days past due and still accruing	$1,512	$1,774	$1,743	$1,980	$1,743

Nonperforming assets totaled $1.3 billion at September 30, 2026, down $410 million compared to June 30, 2026, primarily due to the RAC loan sale, partially offset by an increase in the commercial and industrial portfolio. Nonperforming loans and leases were 0.40% of loans and leases HFI at September 30, 2026, down eleven basis points compared to June 30, 2026.

At September 30, 2026, and December 31, 2025, 58% and 56% of loans and leases HFI were variable rate, respectively.
Truist Financial Corporation 59

The following tables present asset quality metrics:

Table 9: Asset Quality Ratios
	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
NPLs as a percentage of loans and leases HFI	0.40%	0.51%	0.50%	0.48%	0.48%
NPLs as a percentage of total loans and leases(1)	0.40	0.51	0.52	0.48	0.48
NPAs(1) as a percentage of total assets	0.24	0.31	0.33	0.30	0.30
NPAs(1) as a percentage of total loans and leases(1) plus foreclosed property	0.41	0.53	0.52	0.50	0.50
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.22	0.21	0.23	0.21	0.18
Loans 90 days or more past due and still accruing as a percentage of loans and leases, excluding government guaranteed loans(2)	0.04	0.04	0.05	0.05	0.05
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.47	0.54	0.53	0.60	0.54
ALLL as a percentage of loans and leases	1.25	1.51	1.53	1.53	1.54
Ratio of ALLL to nonperforming loans and leases	3.1x	2.9x	3.1x	3.2x	3.2x
(1)Nonperforming assets and total loans and leases include loans held for sale.
(2)This asset quality ratio has been adjusted to remove the impact of government guaranteed loans. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio because collection of principal and interest on government guaranteed loans is reasonably assured.

Table 10: Asset Quality Ratios
	Three Months Ended					Nine Months Ended September 30,
	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	2026	2025
Net charge-offs (recoveries) as a percentage of average loans and leases:
Commercial:
Commercial and industrial	0.25%	0.27%	0.31%	0.29%	0.19%	0.28%	0.21%
CRE	—	—	0.06	0.14	0.44	0.02	0.80
Commercial construction	0.12	(0.01)	0.84	(0.04)	(0.03)	0.33	(0.02)
Consumer:
Residential mortgage	—	—	(0.01)	0.01	—	—	—
Home equity	(0.04)	0.02	(0.02)	(0.04)	(0.11)	(0.01)	(0.07)
Indirect auto(1)	6.23	1.73	2.14	2.10	1.99	3.24	1.96
Other consumer	1.61	1.63	1.91	1.84	1.55	1.72	1.60
Credit card	4.21	4.97	5.15	4.64	3.13	4.78	4.38
Total net charge-offs (recoveries) as a percentage of average loans and leases	0.77	0.50	0.61	0.57	0.48	0.63	0.53

Ratio of ALLL to net charge-offs	1.6x	3.0x	2.5x	2.7x	3.3x	2.0x	3.0x
Ratios are annualized.
(1)Includes $251 million of net charge-offs upon the transfer of RAC loans to LHFS in the third quarter of 2026.
60 Truist Financial Corporation

The following table presents activity related to NPAs:

Table 11: Rollforward of NPAs
(Dollars in millions)	2026	2025
Balance, January 1	$1,633	$1,477
New NPAs	2,711	2,565
Advances and principal increases	169	356
Disposals of foreclosed assets(1)	(440)	(466)
Disposals of NPLs	(604)	(265)
Charge-offs and losses	(927)	(894)
Payments	(905)	(938)
Transfers to performing status	(301)	(206)
Other, net	2	—
Ending balance, September 30	$1,338	$1,629
(1)Includes charge-offs and losses recorded upon sale of $197 million and $207 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Truist Financial Corporation 61

Table 12: Commercial and Industrial Portfolio Industry and Geography
	September 30, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Finance and insurance	$32,210	19.3%	$6	$30,464	18.2%	$2
Real estate and rental and leasing	15,671	9.4	5	11,993	7.1	1
Manufacturing	13,292	7.9	79	13,418	8.0	91
Retail trade	11,075	6.6	33	11,940	7.1	24
Health care and social assistance	10,639	6.4	2	11,779	7.0	67
Wholesale trade	8,052	4.8	50	7,655	4.6	212
Public administration	7,839	4.7	—	8,658	5.2	2
Information	6,028	3.6	255	7,523	4.5	158
Utilities	5,765	3.4	—	6,582	3.9	—
Professional, scientific, and technical services	5,226	3.1	24	5,043	3.0	5
Educational services	4,293	2.6	—	4,868	2.9	—
Construction	4,282	2.6	12	3,350	2.0	4
Transportation and warehousing	3,939	2.4	30	4,497	2.7	22
Administrative and support and waste management and remediation services	3,829	2.3	69	3,108	1.9	36
Arts, entertainment, and recreation	3,732	2.2	1	4,182	2.5	1
Accommodation and food services	2,827	1.7	78	2,990	1.8	24
Other(1)	11,943	7.0	16	11,903	7.0	115
Subtotal	150,642	90.0	660	149,953	89.4	764
Business owner occupied	16,674	10.0	73	17,855	10.6	75
Total commercial and industrial	$167,316	100.0%	$733	$167,808	100.0%	$839

Geography:
Florida	$18,805	11.2%	$55	$18,532	11.0%	$30
Texas	16,875	10.1	45	17,001	10.1	157
New York	12,831	7.7	139	12,719	7.6	70
California	12,020	7.2	30	12,460	7.4	34
North Carolina	11,852	7.1	12	12,154	7.2	11
Georgia	11,262	6.7	56	11,452	6.8	149
Virginia	8,843	5.3	3	9,061	5.4	3
Maryland	7,736	4.6	9	7,057	4.2	4
Pennsylvania	7,164	4.3	9	6,890	4.1	131
Tennessee	5,670	3.4	43	5,873	3.5	42
New Jersey	4,762	2.8	7	4,743	2.8	5
Illinois	4,621	2.8	24	3,970	2.4	12
South Carolina	3,895	2.3	1	4,213	2.5	4
Ohio	3,422	2.0	27	3,624	2.2	—
Other(2)	37,558	22.5	273	38,059	22.8	187
Total commercial and industrial	$167,316	100.0%	$733	$167,808	100.0%	$839
(1)Represents other remaining industries that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

The Finance and insurance industry category includes various types of nonbank financial institutions, including asset securitization, securities-based lending, and certain REITs, which together comprise approximately 60% and 59% of Truist’s funded loans within that industry category at September 30, 2026, and December 31, 2025, respectively. Asset securitization facilities are structured to provide funding to clients based on advance rates that are applied to pools of eligible collateral that generally result in overcollateralization of the funded exposures. Securities-based lending arrangements are collateralized by marketable securities that are maintained in a restricted account and monitored by Truist on a daily basis to help determine whether the value of the underlying securities collateral complies with the terms of the margin agreement established with the origination of the loan.

62 Truist Financial Corporation

Table 13: CRE Portfolio Property Type and Geography
	September 30, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$9,125	35.2%	$33	$8,055	34.0%	$4
Industrial	5,807	22.4	—	5,521	23.3	—
Retail	4,886	18.9	4	4,244	17.9	5
Office	2,257	8.7	4	2,435	10.3	36
Hotel	1,623	6.3	—	1,558	6.6	—
Other(1)	2,199	8.5	2	1,907	7.9	2
Total CRE	$25,897	100.0%	$43	$23,720	100.0%	$47

Geography:
Florida	$3,214	12.4%	$1	$2,668	11.2%	$2
Georgia	2,830	10.9	2	2,586	10.9	1
Texas	2,810	10.9	—	2,411	10.2	1
New York	2,637	10.2	2	2,323	9.8	6
California	2,175	8.4	—	1,628	6.9	—
North Carolina	2,093	8.1	1	2,324	9.8	1
Pennsylvania	1,520	5.9	1	1,566	6.6	—
New Jersey	1,273	4.9	3	1,118	4.7	3
Virginia	1,066	4.1	—	1,034	4.4	—
Illinois	997	3.8	—	1,178	5.0	13
Maryland	916	3.5	1	883	3.7	2
Other(2)	4,366	16.9	32	4,001	16.8	18
Total CRE	$25,897	100.0%	$43	$23,720	100.0%	$47
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Table 14: Commercial Construction Portfolio Property Type and Geography
	September 30, 2026			December 31, 2025
(Dollars in millions)	LHFI	% of Total	NPL	LHFI	% of Total	NPL
Industry:
Multifamily	$2,810	37.7%	$—	$3,871	49.7%	$—
Industrial	2,631	35.3	—	1,884	24.2	—
Single Family - construction to permanent	1,262	16.9	—	1,070	13.7	—
Single Family - acquisition and development and commercial land	222	3.0	—	208	2.7	—
Office	157	2.1	18	392	5.0	40
Other(1)	376	5.0	—	358	4.7	1
Total commercial construction	$7,458	100.0%	$18	$7,783	100.0%	$41

Geography:
Florida	$1,113	14.9	$—	$1,453	18.7	$—
Texas	1,047	14.0	—	1,088	14.0	—
Georgia	960	12.9	—	1,188	15.3	—
California	745	10.0	—	431	5.5	—
North Carolina	600	8.0	—	748	9.6	—
Other(2)	2,993	40.2	18	2,875	36.9	41
Total commercial construction	$7,458	100.0%	$18	$7,783	100.0%	$41
(1)Represents other remaining property types that are deemed to be individually insignificant.
(2)Represents other remaining states, U.S. territories, and non-U.S. loans that are deemed to be individually insignificant.

Refer to “Note 4. Loans and ACL” for additional information on the commercial portfolios, including loans by origination year and credit quality indicator.

Truist Financial Corporation 63

ACL

Activity related to the ACL is presented in the following tables:

Table 15: Activity in ACL
	Three Months Ended					Nine Months Ended September 30,
(Dollars in millions)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	2026	2025
Balance, beginning of period	$5,316	$5,335	$5,347	$5,305	$5,253	$5,347	$5,161
Provision (benefit) for credit losses(1)	(253)	395	479	512	436	621	1,382
Charge-offs:
Commercial and industrial	(125)	(137)	(142)	(141)	(98)	(404)	(320)
CRE	—	(1)	(7)	(14)	(25)	(8)	(133)
Commercial construction	(2)	(1)	(17)	—	—	(20)	—
Residential mortgage	(1)	(1)	(1)	(3)	(1)	(3)	(3)
Home equity	(3)	(3)	(3)	(2)	(2)	(9)	(8)
Indirect auto(2)	(358)	(135)	(158)	(160)	(150)	(651)	(431)
Other consumer	(170)	(168)	(184)	(178)	(155)	(522)	(455)
Credit card	(62)	(70)	(71)	(67)	(49)	(203)	(193)
Total charge-offs	(721)	(516)	(583)	(565)	(480)	(1,820)	(1,543)
Recoveries:
Commercial and industrial	19	22	16	23	20	57	75
CRE	—	1	3	6	2	4	12
Commercial construction	—	1	1	1	—	2	1
Residential mortgage	1	1	2	1	2	4	4
Home equity	4	3	3	3	5	10	13
Indirect auto	22	29	25	24	25	76	78
Other consumer	35	35	33	28	31	103	92
Credit card	11	10	9	9	10	30	33
Total recoveries	92	102	92	95	95	286	308
Net charge-offs	(629)	(414)	(491)	(470)	(385)	(1,534)	(1,235)
Other	(1)	—	—	—	1	(1)	(3)
Balance, end of period	$4,433	$5,316	$5,335	$5,347	$5,305	$4,433	$5,305
ACL:
ALLL	$4,063	$4,983	$5,026	$5,030	$4,988
RUFC	370	333	309	317	317
Total ACL	$4,433	$5,316	$5,335	$5,347	$5,305
(1)Includes a net benefit of $581 million in the third quarter of 2026 from the loan loss reserve recapture following the recognition of held for sale-related charge-offs resulting from the RAC loan sale.
(2)Includes $251 million of net charge-offs upon the transfer of RAC loans to LHFS in the third quarter of 2026.

The ACL was $4.4 billion at September 30, 2026, and included $4.1 billion for the ALLL and $370 million for the reserve for unfunded commitments. The ALLL ratio at September 30, 2026 was 1.25%, down 26 basis points compared with June 30, 2026, following the recognition of held for sale-related charge-offs resulting from the RAC loan sale.

64 Truist Financial Corporation

The following table presents an allocation of the ALLL. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 16: Allocation of ALLL by Category
	September 30, 2026			December 31, 2025
(Dollars in millions)	Amount	% ALLL in Each Category	% Loans in Each Category	Amount	% ALLL in Each Category	% Loans in Each Category
Commercial and industrial	$1,462	35.8%	51.6%	$1,326	26.3%	51.0%
CRE	336	8.3	8.0	476	9.5	7.2
Commercial construction	112	2.8	2.3	246	4.9	2.4
Residential mortgage	162	4.0	18.0	198	3.9	17.3
Home equity	72	1.8	3.0	84	1.7	3.0
Indirect auto	189	4.7	5.3	1,036	20.6	7.8
Other consumer	1,346	33.1	10.3	1,238	24.6	9.8
Credit card	384	9.5	1.5	426	8.5	1.5
Total ALLL	4,063	100.0%	100.0%	5,030	100.0%	100.0%
RUFC	370			317
Total ACL	$4,433			$5,347

Other Assets

The components of other assets are presented in the following table:

Table 17: Other Assets as of Period End
(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Tax credit and other private equity investments	$10,704	$9,882
Bank-owned life insurance	8,713	8,515
Pension assets, net	8,149	7,920
DTA	2,795	1,507
Derivative assets	1,955	1,343
Accrued income	1,939	2,028
Accounts receivable	1,751	1,624
FHLB stock	1,395	1,521
Prepaid expenses	1,191	1,075
ROU assets	968	1,045
Leased assets and related assets	868	1,359
Other	1,046	1,151
Total other assets	$41,474	$38,970

Truist Financial Corporation 65

Funding Activities

Deposits

The following table presents average deposits:

Table 18: Average Deposits
	Three Months Ended
(Dollars in millions)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Noninterest-bearing deposits	$102,954	$103,620	$103,371	$105,552	$105,751
Interest checking	131,507	123,556	120,110	112,313	109,244
Money market and savings	137,166	136,423	136,106	138,114	136,515
Time deposits	39,072	41,270	39,337	40,031	45,090
Total average deposits	$410,699	$404,869	$398,924	$396,010	$396,600

Average deposits for the third quarter of 2026 were $410.7 billion, up $5.8 billion, or 1.4%, compared to the second quarter of 2026, driven by an increase in interest checking. Average noninterest-bearing deposits decreased 0.6% compared to the second quarter of 2026 and represented 25.1% of total deposits for the third quarter of 2026 and 25.6% for the second quarter of 2026.

End of period deposits were $413.2 billion, up $3.9 billion, or 0.9%, compared to June 30, 2026, primarily due to an increase in interest checking deposits, partially offset by a decline in time deposits and noninterest-bearing deposits.

Borrowings

At September 30, 2026, short-term borrowings totaled $12.4 billion, a decrease of $15.4 billion compared to December 31, 2025, primarily due to a decline in FHLB advances.

Long-term debt provides funding and, to a lesser extent, regulatory capital, and primarily consists of senior and subordinated notes issued by the Parent Company and Truist Bank. Long-term debt totaled $53.4 billion at September 30, 2026, an increase of $11.4 billion compared to December 31, 2025. During the nine months ended September 30, 2026, the Company had:

•Issuances of $6.4 billion of primarily fixed-to-floating rate senior notes with a weighted average interest rate of 4.78% due between January 27, 2029 and April 23, 2037 and $350 million of floating rate senior notes due January 27, 2029.
•Net issuances of $11.6 billion of floating rate FHLB advances.
•Maturities and redemptions of $4.3 billion of senior notes and $1.8 billion of subordinated notes.

Refer to “Note 8. Borrowings” for additional information on short-term borrowings and long-term debt.

Shareholders’ Equity

Total shareholders’ equity was $61.5 billion at September 30, 2026, a decrease of $3.7 billion from December 31, 2025. This decrease reflected $3.6 billion in common share repurchases, including excise taxes, $2.2 billion in common and preferred dividends, and a $2.5 billion decrease in AOCI, partially offset by $3.8 billion in net income and $495 million for the issuance of Series S non-cumulative perpetual preferred stock with a stated dividend rate of 6.25% per annum. Truist’s book value per common share at September 30, 2026 was $46.78, compared to $47.74 at December 31, 2025. Truist’s TBVPS was $31.90 at September 30, 2026, compared to $33.48 at December 31, 2025.

66 Truist Financial Corporation

Risk Management

Truist seeks to maintain a comprehensive risk management framework supported by people, processes, and systems designed to identify, assess, measure, monitor, control, mitigate, govern, and report on risks arising from exposures and business activities. Truist has developed a risk taxonomy to provide for the identification, measurement, and reporting of primary risk types and classification of risk elements at Truist. Primary risk types are defined across eight categories, including credit, market, liquidity, strategic, operational, technology, compliance, and financial crimes. See Item 1, “Business”, Item 1A, “Risk Factors”, and the “Risk Management” section of MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these primary risk types.

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

Truist Financial Corporation 67

IRR measurement is influenced by data, assumptions, and models. Due to their high sensitivity to market rates, mortgage (loan and security) prepayments leverage an industry model that results in varying prepayment speeds across rate scenarios. Prepayments for non-mortgage loans leverage a mix of dynamic models (varying results based on market rates) and static prepayment assumptions based on historical experience. Truist’s analysis incorporates dynamic client deposit balance levels, the mix across product types, and deposit rates paid across alternate rate scenarios based on modeled changes in client and bank behavior. The use of dynamic deposit balance models results in rotation to higher cost funding products (e.g., CDs) when market rates increase and to lower cost funding products (e.g., non-maturity deposits) when market rates decrease. The use of dynamic rate-paid models results in varying deposit betas based on the timing and conditions within market rate cycles.

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

Table 19: Interest Sensitivity Simulation Analysis
	Sep 30, 2026	Dec 31, 2025
Up 200bps gradual change in interest rates	(0.1)%	(0.9)%
Up 50bps instantaneous change in interest rates	(0.2)	(0.1)
Down 50bps instantaneous change in interest rates	0.0	(0.2)
Down 200bps gradual change in interest rates	(1.0)	(0.3)

Truist performs and monitors sensitivity tests of key assumptions used in NII risk including:

•Asset prepayment speeds
•New loan volume pricing spreads
•Interest-bearing deposit betas
•Noninterest-bearing demand deposit balance runoff, replaced by market funding

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

Securitizations

As of September 30, 2026, the aggregate market value of on-balance sheet securitization positions subject to the Market Risk Rule, which were non-agency asset backed securities positions, was $202 million. Consistent with the Market Risk Rule requirements, the Company performs pre-purchase due diligence on each securitization position to identify the characteristics, including deal structure and the asset quality of the underlying assets, that materially affect valuation and performance. Securitization positions are subject to Truist’s risk management framework, which includes daily monitoring against a suite of limits. There were no off-balance sheet securitization positions during the reporting period.

Correlation Trading Positions

The trading portfolio of covered positions did not contain any correlation trading positions as of September 30, 2026.

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

Truist Financial Corporation 69

The trading portfolio’s VaR profile is influenced by a variety of factors, including the size and composition of the portfolio, market volatility, and the correlation between different positions. A portfolio of trading positions is typically less risky than the sum of the risk from each of the individual sub-portfolios, because, under normal market conditions, risk within each category partially offsets the exposure to other risk categories. The following table summarizes certain VaR-based measures for the three and nine months ended September 30, 2026 and 2025. Average VaR measures in the nine months ended September 30, 2026 were lower compared to the nine months ended September 30, 2025, due to lower risk positions.

Table 20: VaR-based Measures
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Dollars in millions)	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period	10-Day Holding Period	1-Day Holding Period
VaR-based Measures:
Maximum	$13	$5	$35	$12	$25	$7	$63	$15
Average	10	4	22	8	10	4	23	9
Minimum	7	3	14	6	5	3	9	4
Period-end	12	4	28	8	12	4	28	8
VaR by Risk Class:
Interest Rate Risk		2		5		2		5
Credit Spread Risk		1		5		1		5
Equity Price Risk		4		7		4		7
Foreign Exchange Risk		1		1		1		1
Portfolio Diversification		(5)		(11)		(5)		(11)
Period-end		4		8		4		8

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

Table 21: Stressed VaR-based Measures - 10 Day Holding Period
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Maximum	$92	$147	$92	$287
Average	43	94	36	133
Minimum	18	56	11	56
Period-end	47	127	47	127

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

Truist has a liquidity risk management process designed to identify, measure, and monitor key liquidity risks to assess whether Truist is operating within its liquidity risk appetite. The liquidity risk appetite is outlined using a qualitative statement and more granular detailed risk appetite statements aligned to Truist’s risk taxonomy. Risk statements form the basis for aligning risk appetite with risk management goals and strategy. Using the risk appetite statements, key risk indicators are developed that represent quantitative metrics which measure current risk exposure relative to Truist’s risk appetite, which help the Board oversee and management monitor liquidity risk-taking activity. Truist’s key risk indicators are designed to support the following objectives:

•maintain (i) a diversified, but client deposit-centric, funding base, (ii) a level of liquid, readily monetized assets sufficient to satisfy business as usual and stressed cash flow needs across multiple liquidity horizons, and (iii) an appropriate level of contingent funding to meet any unexpected needs;
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

Truist maintains a liquidity buffer of cash on hand and highly liquid unencumbered securities that is designed to meet the projected 30-day net stressed cash flow needs. Truist’s liquidity buffer is substantially the same in composition to what qualifies as HQLA under the LCR rule. Truist periodically monetizes a representative sample of the liquidity buffer to assess operational readiness through available monetization channels.

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

LCR, NSFR, and HQLA

The LCR rule requires that Truist and Truist Bank maintain an amount of eligible HQLA that is sufficient within the parameters of the rule to meet their estimated total net cash outflows over a prospective 30 calendar-day period of stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfies operational requirements of the LCR rule. Truist and Truist Bank are subject to the Category III reduced LCR requirements. For the three months ended September 30, 2026, Truist held average weighted eligible HQLA of $92.2 billion, and Truist’s average LCR was 110%, which exceeded the regulatory minimum of 100%.

The NSFR rule defines a minimum amount of stable, long-term funding that Truist and Truist Bank must maintain in relation to their asset composition and off-balance sheet activities. Truist and Truist Bank are subject to the Category III reduced NSFR requirements. At September 30, 2026, Truist was compliant with this requirement.

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

Table 22: Selected Liquidity Sources
(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Unused borrowing capacity:
Federal Reserve	$82,663	$84,160
FHLB	24,414	23,464
Available investment securities (at fair value)	69,703	70,150
Available secured borrowing capacity	176,780	177,774
Eligible cash at the Federal Reserve	38,535	29,973
Total	$215,315	$207,747

At September 30, 2026, Truist Bank’s available secured borrowing capacity represented approximately 8.6 times the amount of wholesale funding maturities in one year or less.

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

Access to funding at the Parent Company is more sensitive to market disruptions. Therefore, Truist manages cash levels at the Parent Company to exceed a minimum of 12 months of projected cash outflows. In determining the buffer, Truist considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, serving as a source of strength to Truist Bank and the Parent Company’s other subsidiaries, and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2026, the Parent Company held cash on hand to meet these requirements.

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

Truist Financial Corporation 73

The following table presents the credit ratings and outlooks of the Parent Company and Truist Bank as of September 30, 2026:

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
(1)Reflects an SCB requirement of 2.5% applicable to Truist as of September 30, 2026. Truist’s SCB requirement, received in the 2025 CCAR process, is effective from October 1, 2025 to December 31, 2027.

The Parent Company’s capital ratios are presented in the following table:

Table 25: Capital Ratios - Truist Financial Corporation
(Dollars in millions)	Sep 30, 2026	Dec 31, 2025
Risk-based:	(preliminary)
CET1	10.7%	10.8%
Tier 1 capital	12.0	11.9
Total capital	13.6	13.8
Leverage ratio	9.6	10.0
Supplementary leverage ratio	8.0	8.3
Risk-weighted assets	$431,752	$443,257

74 Truist Financial Corporation

Capital Contingency Plan

In the event of a realized or potential capital shortfall, Truist has a capital contingency plan that is designed to facilitate improvement of the Company’s capital position through the execution of specific contingency actions that either increase capital, decrease risk-weighted assets, or both. The plan provides a framework designed to monitor for the occurrence of these events by establishing mechanisms to detect capital contraction, including market and economic stress that could adversely impact the Company’s capital position. The plan also establishes governance protocols for activation or deactivation and decision making, lists capital contingency options and associated key information, and addresses the responsibilities of key departments.

Capital ratios remain strong relative to the regulatory requirements for well-capitalized banks. Truist’s CET1 ratio was 10.7% as of September 30, 2026, down 10 basis points compared to December 31, 2025, primarily due to capital returned to shareholders and the repositioning of the AFS securities portfolio, partially offset by current year earnings, benefits from the RAC loan sale, and a reduction in risk-weighted assets.

Truist declared common dividends of $0.52 per share during the third quarter of 2026 and repurchased $1.2 billion of common stock.

Share Repurchase Activity

Table 26: Share Repurchase Activity
(Dollars in millions, except per share data, shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share(1)(2)	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans(2)(3)
July 1, 2026 to July 31, 2026	5,004	$51.85	5,004	$7,406
August 1, 2026 to August 31, 2026	13,147	51.81	13,147	6,725
September 1, 2026 to September 30, 2026	5,130	50.58	5,130	6,466
Total	23,281	$51.55	23,281
(1)Excludes commissions.
(2)Excludes excise taxes on share repurchases.
(3)In December 2025, Truist announced that the Board had authorized the repurchase of up to $10.0 billion of common stock effective immediately with no expiration date, replacing the previous repurchase authority from June 2024, as part of Truist’s overall capital distribution strategy. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. The share-repurchase program enables Truist to acquire shares through open-market purchases or privately negotiated transactions, including through Rule 10b5-1 plans and other programs, at the discretion of management and on terms (including quantity, timing, and price) that management determines to be advisable. Actions in connection with the share-repurchase program are subject to various factors, including Truist's capital and liquidity positions and related internal frameworks, accounting and regulatory considerations (including any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Truist's financial and operational performance, alternative uses of capital, the trading price of Truist's common stock, and general market conditions. The share-repurchase program does not obligate Truist to acquire a specific dollar amount or number of shares and may be extended, modified, or discontinued at any time.

Truist Financial Corporation 75

Regulatory and Supervisory Updates

We are subject to an extensive regulatory framework that affects the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take, including our ability to make distributions to shareholders.

The descriptions below summarize updates to the regulatory and supervisory framework applicable to Truist since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025. These updates do not summarize all actual, proposed, or possible changes in statutes, regulations, and other laws applicable to Truist and are not intended to be a substitute for those laws. Refer to “Regulatory and Supervisory Considerations” in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional disclosures.

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

On September 30, 2026, the FRB published two final rules on stress testing and related capital requirements. The first final rule enhances transparency and public accountability of the stress testing process by improving disclosures of, and providing opportunity for public comment and input on, the supervisory models and scenarios used in the FRB’s stress tests. The rule also makes several adjustments to the annual stress test calendar and adopts as final most of the models that will be used for the 2027 stress test, subject to a proposed change to the FRB’s noninterest income model. The second final rule sets a new SCB effective date of January 1 of the year following a stress test and modifies the calculation of the SCB to reflect the average of the stress test results from the two most recent stress tests. Truist will receive a new SCB effective on January 1, 2028 based on the results of its 2027 stress test. Beginning with the 2028 stress test, Truist’s SCB will be calculated based on the average projected decline of CET1 ratios across the two most recent FRB stress tests, with effect from January 1, 2029.

Critical Accounting Estimates

The accounting and reporting policies of Truist are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in accordance with GAAP requires management to make estimates that are used in arriving at the carrying value of assets and liabilities, and amounts reported for revenues and expenses. Certain of these estimates are considered critical because they require the use of difficult, complex, or subjective judgments, which are sensitive to changes in key assumptions or inputs. The selection of different assumptions or inputs could result in material changes in Truist’s consolidated financial position or consolidated results of operations, and related disclosures. Estimates that are particularly susceptible to significant change include the ACL; fair value measurement; goodwill; income taxes; and pension and post-retirement benefit obligations. Understanding Truist’s accounting policies is fundamental to understanding its consolidated financial position and consolidated results of operations. The critical accounting policies are discussed in MD&A in Truist’s Annual Report on Form 10-K for the year ended December 31, 2025. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Basis of Presentation” in Form 10-K for the year ended December 31, 2025. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Basis of Presentation” in this report, as applicable.

76 Truist Financial Corporation

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

The Company monitored events and circumstances during the period from January 1, 2026 to September 30, 2026, including macroeconomic and market factors, industry and banking sector events, Truist-specific performance indicators, a comparison of management’s forecast and assumptions to those used in its October 1, 2025 quantitative impairment test, and the sensitivity of the October 1, 2025 quantitative results to changes in assumptions as of September 30, 2026. Based on these considerations, Truist concluded that it was not more-likely-than-not that the fair value of one or more of its reporting units is below its respective carrying amount as of September 30, 2026.

Truist Financial Corporation 77

Non-GAAP Financial Measures

Tangible common equity, average tangible common equity, and related measures, including ROTCE and TBVPS, are non-GAAP measures that exclude the impact of intangible assets, net of deferred taxes, and its related amortization. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. Truist’s management uses these measures to assess profitability, returns relative to balance sheet risk, and shareholder value. These measures should not be considered in isolation or as a substitute for the related GAAP financial measures presented in this report and are not necessarily comparable to similar non-GAAP financial measures that may be presented by other companies. The following tables reconcile each of these non-GAAP financial measures to the most directly comparable GAAP financial measure.

Table 27: Reconciliation of ROTCE
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)		2026	2025	2026	2025
Calculation of tangible net income available to common shareholders:
Net income available to common shareholders	(a)	$684	$1,348	$3,580	$3,685
Amortization of intangibles		62	72	189	220
Applicable income taxes related to amortization of intangibles(1)		(15)	(18)	(45)	(53)
Tangible net income available to common shareholders	(b)	$731	$1,402	$3,724	$3,852

Calculation of average tangible common shareholders’ equity:
Average common shareholders’ equity	(c)	$57,899	$59,141	$58,791	$58,535
Average intangible assets		(18,258)	(18,528)	(18,321)	(18,595)
Applicable deferred taxes related to intangible assets(1)		398	415	401	418
Average tangible common shareholders’ equity	(d)	$40,039	$41,028	$40,871	$40,358

Return on average common shareholders’ equity	(a)/(c)	4.7%	9.0%	8.1%	8.4%
ROTCE	(b)/(d)	7.2	13.6	12.2	12.8
(1)Calculated using the applicable marginal tax rate.

Table 28: Reconciliation of Tangible Common Equity
(Dollars in millions, except per share data, shares in thousands)		September 30, 2026	December 31, 2025
Calculation of period end tangible common equity:
Total shareholders’ equity		$61,472	$65,189
Preferred stock		(5,411)	(4,916)
Common shareholders’ equity	(a)	56,061	60,273
Intangible assets		(18,223)	(18,416)
Applicable deferred taxes related to intangible assets(1)		397	407
Tangible common equity	(b)	$38,235	$42,264

Common shares outstanding at end of period	(c)	1,198,488	1,262,470

Common shareholders’ equity per common share	(a)/(c)	$46.78	$47.74
TBVPS	(b)/(c)	31.90	33.48
(1)Calculated using the applicable marginal tax rate.

78 Truist Financial Corporation

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Truist Financial Corporation 79

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.1	Bylaws of Truist Financial Corporation, as Amended and Restated, Effective July 28, 2026.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed July 29, 2026.
10.1	First Amendment to the Truist Financial Corporation Non-Qualified Defined Contribution Plan (January 1, 2025 Restatement)	Filed herewith.
10.2	Form of Participation Agreement under the Truist Financial Corporation Executive Severance Plan for Michael P. Lyons	Filed herewith.
10.3	Form of Restricted Stock Unit Agreement (Senior Executive) for the Truist Financial Corporation 2022 Incentive Plan (amended and restated as of April 28, 2026)	Filed herewith.
10.4	Form of Performance Unit Award Agreement (Senior Executive) for the Truist Financial Corporation 2022 Incentive Plan (amended and restated as of April 28, 2026)	Filed herewith.
10.5	Form of LTIP Award Agreement (Senior Executive) for the Truist Financial Corporation 2022 Incentive Plan (amended and restated as of April 28, 2026)	Filed herewith.
10.6	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the Truist Financial Corporation 2022 Incentive Plan (amended and restated as of April 28, 2026)	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith.
80 Truist Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUIST FINANCIAL CORPORATION (Registrant)

Date:	October 28, 2026	By:	/s/ Michael B. Maguire
Michael B. Maguire
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2026	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

Truist Financial Corporation 81